Form 10-Q
period 2014-09-30
HINES GLOBAL REIT II, INC.
filed 2014-11-10
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-191106

 Hines Global REIT II, Inc.
(Exact name of registrant as specified in its charter)

Maryland	80-0947092
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard
Suite 5000
Houston, Texas	77056-6118
(Address of principal executive offices)	(Zip code)

(888) 220-6121
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒
  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 7, 2014, approximately 259,582 shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17
Item 1A.	Risk Factors	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	18

SIGNATURES
EX-31.1 Certification
EX-31.2 Certification
EX-32.1 Certification of CEO & CFO pursuant to Section 906
EX-101 Instance Document
EX-101 Schema Document
EX-101 Calculation Linkbase Document
EX-101 Labels Linkbase Document
EX-101 Presentation Linkbase Document
EX-101 Definition Linkbase Document

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of September 30, 2014 and December 31, 2013
(UNAUDITED)

	September 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$2,200,000	$200,000
Deferred offering costs, net	1,056,977	—
Total assets	$3,256,977	$200,000

LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	66,638	—
Due to affiliates	3,273,728	—
Total liabilities	$3,340,366	$—

Commitments and contingencies (Note 5)	—	—

Equity:
Stockholders’ equity (deficit):
Preferred shares, $0.001 par value; 500,000,000 preferred shares authorized, none issued or outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.001 par value; 1,500,000,000 shares authorized, none and 1,111 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	1
Class A common stock, $0.001 par value; 1,200,000,000 authorized; 223,333 and none issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	223	—
Class T common stock, $0.001 par value; 300,000,000 authorized; none issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Additional paid-in capital	9,777	9,999
Accumulated deficit	(93,389)	—
Total stockholders’ equity (deficit)	(83,389)	10,000
Noncontrolling interests	—	190,000
Total equity (deficit)	(83,389)	200,000
Total liabilities and equity	$3,256,977	$200,000

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2014 and for
the Period from July 31, 2013 (date of inception) through September 30, 2013
(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,	Period from July 31, 2013 (date of inception) through September 30, 2013
	2014	2014
Revenue	$—	$—	$—
Expenses:
Organizational expenses	64,440	64,440	—
General and administrative expenses	218,949	218,949	—
Total expenses	283,389	283,389	—
Net income (loss)	(283,389)	(283,389)	—
Net (income) loss attributable to noncontrolling interests	190,000	190,000	—
Net income (loss) attributable to common stockholders	$(93,389)	$(93,389)	$—

Net Income (Loss) Per Share
Class A common stock:
Weighted average number of common shares outstanding	13,188	5,181	—
Basic and diluted income (loss) per Class A common share	$(7.08)	$(18.02)	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2014 and for the Period from
July 31, 2013 (date of inception) through September 30, 2013
(UNAUDITED)

	Hines Global REIT II, Inc. Stockholders
	Common Shares						Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests
	Class A		Class T		General
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2014	—	$—	—	$—	1,111	$1	$9,999	$—	$10,000	$190,000
Renaming of General Shares to Class A common shares	1,111	1	—	—	(1,111)	(1)	—	—	—	—
Issuance of common shares	222,222	222	—	—	—	—	1,999,778	—	2,000,000	—
Issuer costs	—	—	—	—	—	—	(2,000,000)	—	(2,000,000)	—
Net income (loss)	—	—	—	—	—	—	—	(93,389)	(93,389)	(190,000)
Balance as of September 30, 2014	223,333	$223	—	$—	—	$—	$9,777	$(93,389)	$(83,389)	$—

	Hines Global REIT II, Inc. Stockholders
	Common Shares						Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests
	Class A		Class T		General
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at July 31, 2013 (date of inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—
Issuance of common shares	—	—	—	—	1,111	1	9,999	—	10,000	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	—	190,000
Balance as of September 30, 2013	—	$—	—	$—	1,111	$1	$9,999	$—	$10,000	$190,000

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2014 and for the Period from
July 31, 2013 (date of inception) through September 30, 2013
(UNAUDITED)

	Nine Months Ended September 30, 2014	Period from July 31, 2013 (date of inception) through September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(283,389)	$—
Adjustments to reconcile net income (loss) to net cash from operating activities:
Change in accounts payable and accrued expenses	66,638	—
Change in due to affiliates	216,751	—
Net cash from operating activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	2,000,000	10,000
Contribution from noncontrolling interest	—	190,000
Net cash from financing activities	2,000,000	200,000
Net change in cash and cash equivalents	2,000,000	200,000
Cash and cash equivalents, beginning of period	200,000	—
Cash and cash equivalents, end of period	$2,200,000	$200,000

Supplemental Schedule of Non-Cash Financing Activities
Offering costs payable to the Advisor	$3,056,977	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and for the Period from
July 31, 2013 (date of inception) through September 30, 2013

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT II, Inc. as of September 30, 2014 and December 31, 2013, the results of operations for the three and nine months ended September 30, 2014 and the period from inception through September 30, 2013, and cash flows for the nine months ended September 30, 2014 and the period from inception through September 30, 2013 have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Hines Global REIT II, Inc. (the “Company”), was formed as a Maryland corporation on July 31, 2013 for the purpose of engaging in the business of investing in and owning commercial real estate properties and other real estate investments. The business of the Company will be managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement, dated as of August 15, 2014, between the Company, the Advisor and the Operating Partnership (defined below).

On July 31, 2013, the Company and Hines Global REIT II Associates Limited Partnership (“HALP II”), an affiliate of the Advisor, formed Hines Global REIT II Properties, LP (the “Operating Partnership”). On September 6, 2013, Hines Global REIT II Investor Limited Partnership, an affiliate of the Advisor, purchased 1,111.111 shares of common stock for $10,000 and was admitted as the initial stockholder of the Company. Additionally, HALP II made initial capital contributions to the Operating Partnership of $190,000 and, accordingly, owned a 95% general partner interest in the Operating Partnership. On August 15, 2014, the shares held by Hines Global REIT II Investor Limited Partnership were renamed as Class A shares of common stock. As of September 30, 2014, HALP II owned an 8.6% interest in the Operating Partnership.

On August 20, 2014, the Company’s board of directors amended its Articles of Amendment and Restatement to authorize additional shares of common stock with a par value of $0.001 and shares of preferred stock with a par value of $0.001. On August 20, 2014, the Company commenced an offering of up to $2,500,000,000 in any combination of Class A shares of common stock (the “Class A Shares”) and Class T shares of common stock (the “Class T Shares”) at a price of $10.00 per Class A Share and $9.47 per Class T Share for sale to the public (the “Offering”). The Company engaged Hines Securities, Inc. (“HSI”), an affiliate of the Advisor, to serve as the dealer manager for the Offering. HSI is responsible for marketing the Company’s shares being offered pursuant to the Offering. On September 26, 2014, the Company received an investment of $2.0 million from an affiliate of the Advisor and achieved the minimum offering requirements pursuant to the terms of the Offering in all states except for Pennsylvania and Washington, which have higher minimum offering requirements. As of November 7, 2014, the Company had received gross offering proceeds of $2.3 million from the sale of 259,582 common shares. As of November 7, 2014, the Company has not issued any Class T Shares.

The Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Properties purchased by the Company may have varying uses, including office, retail, industrial, multi-family residential and hospitality or leisure. The Company may invest in operating properties, properties under development, and undeveloped properties such as land. In addition, the Company may also make other real estate investments including equity or debt interests, which may include securities, in other real estate entities and debt related to real estate. As of November 7, 2014, the Company has not made any such investments or contracted to make any investments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of the Company and the Operating Partnership (over which the Company exercises financial and operating control). All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Investment Property and Lease Intangibles

Real estate assets acquired by the Company will be stated at fair value at the date of acquisition less accumulated depreciation. Depreciation will be computed using the straight-line method. The estimated useful lives for computing depreciation will generally be 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years years for buildings. Major replacements that extend the useful life of the assets are capitalized and maintenance and repair costs are expensed as incurred.

Acquisitions of properties will be accounted for utilizing the acquisition method and, accordingly, will be recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties will be included in the Company’s results of operations from their respective dates of acquisition. Estimates of fair values will be based upon estimates of future cash flows and other valuation techniques that the Company believes are similar to those used by market participants and are used to record the purchase of identifiable assets acquired, such as land, buildings and improvements, equipment and identifiable intangible assets related to in-place leases and liabilities assumed, such as amounts related to acquired out-of-market leases, asset retirement obligations, mortgage notes payable. Values of buildings and improvements will be determined on an as-if-vacant basis. Initial valuations will be subject to change until such information is finalized, which will occur no later than 12 months after the acquisition date. Acquisition-related costs such as transaction costs and acquisition fees paid to the Advisor will be expensed as incurred.

The estimated fair value of acquired in-place leases are the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates will include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company will evaluate the time period over which such occupancy levels would be achieved. Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition will be amortized over the remaining lease terms. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be charged to amortization expense.

Acquired out-of-market lease values (including ground leases) will be recorded based on the present value (using a discount rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized out-of-market lease values will be amortized as adjustments to rental revenue (or ground lease expense, as applicable) over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the out-of-market lease value will be charged to rental revenue.

Management will estimate the fair value of assumed mortgage notes payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable will initially be recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the outstanding principal balance of the note will be amortized over the life of the mortgage note payable.

Impairment of Investment Property

Real estate assets will be reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and will be based on the best information available to management at the time of the evaluation.

Investments in Real Estate Loans

Investments in real estate loans will be recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, would be measured by comparing the carrying amount of the loan receivable to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall.

Issuer Costs

The Company will reimburse the Advisor and its affiliates for any issuer costs that they pay on the Company’s behalf, which costs are expected to consist of, among other costs, expenses of our organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. The Company did not have an obligation to reimburse the Advisor for any issuer costs until it achieved the minimum offering requirements on September 26, 2014. Therefore, the Company did not record issuer costs within its financial statements until that time. Organizational issuer costs, such as expenses associated with the formation of the Company and its board of directors will be expensed as incurred, and offering-related issuer costs will be recorded as an offset to additional paid-in capital. We have recorded a $3.1 million liability to the Advisor for all of the organization and offering costs incurred by the Advisor, of which $2.0 million has been charged to stockholders’ equity. Upon receipt of additional offering proceeds, the Company will charge the remaining $1.1 million in deferred offering costs to stockholders’ equity.

Income Taxes

The Company intends to make an election to be taxed as a real estate investment trust (“REIT”), under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and expects it will be taxed as such beginning with its taxable year ending December 31, 2014. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to stockholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes.

Redemption of Common Stock

The Company offers a share redemption program which will allow certain stockholders to have their shares redeemed subject to approval and certain limitations and restrictions. No fees will be paid to Hines in connection with any redemption. The Company’s board of directors may terminate, suspend or amend the share redemption program upon 30 days’ written notice without stockholder approval.

The Company initially intends to allow redemptions of its shares on a monthly basis. Subject to funds being available as described below, the number of shares repurchased during any consecutive 12-month period will be limited to no more than 5% of the number of outstanding shares of common stock at the beginning of that 12-month period. Unless the Company’s board of directors determines otherwise, the funds available for redemptions in each month will be limited to the funds received from the distribution reinvestment plan in the prior month.

Management believes that shares tendered for redemption by the holder under the Company’s share redemption program will not represent a mandatory obligation until such redemptions are approved. At such time, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values.

3. DISTRIBUTIONS

With the authorization of its board of directors, in September 2014, the Company declared distributions for the period from October 1, 2014 through December 31, 2014. Distributions for Class A Shares will be calculated based on stockholders of record each day in an amount equal to $0.001575342 per share, per day. Distributions for Class T Shares will be calculated based on stockholders of record each day in an amount equal to $0.001315890 per share, per day. These distributions will be paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the distribution reinvestment plan will be reinvested in shares of the same class as the shares on which the distributions are being made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

In addition to the distributions described above, the Company’s board of directors authorized special stock dividends as of daily record dates for the period from October 1, 2014 through December 31, 2014. Stock dividends for Class A Shares and Class T Shares will be calculated based on stockholders of record each day in an amount equal to 0.0000273973 of a share of common stock per share, per day. These stock dividends will be issued on January 1, 2015 in shares of the same class as the shares on which the stock dividends are being made.

4. RELATED PARTY TRANSACTIONS

Hines or its affiliates will receive fees and compensation in connection with the Offering and the acquisition, management and sale of the Company’s real estate investments. Below is a summary of such compensation.

In connection with sales of Class A Shares, HSI will receive a commission of up to 7.0% of gross offering proceeds of Class A Shares and a dealer manager fee of up to 3.0% of gross offering proceeds of Class A Shares, both of which will be recorded as an offset to additional paid-in-capital in the Company’s financial statements. Pursuant to separately negotiated agreements, HSI may reallow all of its commission and a portion of its dealer manager fee to broker-dealers participating in the Offering. No selling commissions or dealer manager fees will be paid for sales under the Company’s distribution reinvestment plan.

In connection with sales of Class T Shares, HSI will receive a commission of up to 2.0% of gross offering proceeds of Class T Shares and a dealer manager fee of up to 3.0% of gross offering proceeds of Class T Shares, both of which will be recorded as an offset to additional paid-in-capital in the Company’s financial statements. In addition, HSI will receive annual distribution and shareholder servicing fees (“shareholder servicing fee”) of 1.0% of the purchase price per share (or the then-current net asset value per share of such class of shares, as calculated in accordance with policies and procedures developed by the Company’s board of directors) for the Class T Shares purchased. The shareholder servicing fee will be expensed as incurred. Pursuant to separately negotiated agreements, HSI may reallow all of its commission, a portion of its dealer manager fee and all or a portion of its distribution and shareholder servicing fees to broker-dealers participating in the Offering. No selling commissions, dealer manager fees or shareholder servicing fees will be paid for sales under the Company’s distribution reinvestment plan.

As described in Note 2 above, the Company will reimburse the Advisor for any issuer costs paid on its behalf. However, the total reimbursement to the Advisor, HSI and their affiliates related to issuer costs, selling commissions and dealer manager fees may not exceed 15.0% of gross proceeds from the Offering. As of September 30, 2014, the Company had recorded a liability to the Advisor in the amount of $3.1 million related to issuer costs incurred by the Company. Additionally, the Company has recorded a payable to the Advisor totaling $169,560 and $47,191 for the reimbursement of general and administrative expenses and organizational expenses, respectively, that the Advisor has incurred on the Company’s behalf.

The Advisor will also receive acquisition fees of 2.25% of (i) the purchase price of real estate investments acquired, including any debt attributable to such investments, or the total principal amounts borrowed under any loans made or acquired directly by the Company, or (ii) when the Company makes an investment or makes or acquires a loan indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity, including any debt attributable to such investments, or the total principal amount borrowed under any loans made or acquired by that entity.

The Advisor will also receive asset management fees of 0.0625% per month of the cost of the Company’s real estate investments at the end of each month; provided that, if the Company’s board of directors has determined an estimated net asset value per share, then, with respect to real estate investments included in the board of director’s determination, the asset management fees will be equal to 0.0625% per month of the most recently determined value of such real estate investments at the end of each month. In September 2014, the Advisor agreed to waive the asset management fees otherwise payable to it for the quarter ended December 31, 2014, to the extent that the Company’s modified funds from operations for the quarter ended December 31, 2014, as disclosed in the Company’s Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to the Company’s stockholders for the quarter ended December 31, 2014. As a result of the waiver of these fees, if any, cash flows from operations that would have been paid to the Advisor for asset management fees may be available to pay distributions to stockholders. This fee waiver is not a deferral and accordingly, any fees that are waived will not be paid to the Advisor in cash at any time in the future.

The Company expects to pay Hines fees for the management and leasing of some of the Company’s properties. Property management fees will be paid in an amount equal to a market-based percentage of the gross revenues of the properties managed by Hines. In addition, if Hines provides leasing services with respect to a property, the Company will pay Hines leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic area of the applicable property. The Company generally will be required to reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs will be the cost of personnel and overhead expenses related to such personnel located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreement.

If the Advisor, its affiliates or related parties provide a substantial amount of services, as determined in good faith by a majority of the Company’s independent directors, the Company will pay the Advisor, its affiliates or related parties a disposition fee in an amount equal to (a) 1.0% of the market value determined in connection with a listing of the Company’s common stock on a national securities exchange, or 1.0% of the gross consideration received or to be received by the Company or its stockholders upon the occurrence of any other liquidity event involving the Company or the Operating Partnership, pursuant to which the Company’s stockholders receive in exchange for their shares of the Company’s common stock, cash, listed securities, securities redeemable for cash, or a combination thereof, or (b) 1.0% of the gross sales price upon the sale or transfer of one or more real estate investments (including a sale of all of the Company’s real estate investments).

Even if the Advisor, its affiliates or related parties receive a disposition fee, the Company may still be obligated to pay fees or commissions to another third party. However, when a real estate or brokerage fee is payable in connection with a particular transaction, the amount of the disposition fee paid to the Advisor or its affiliates or related parties, as applicable, may not exceed an amount equal to the lesser of (i) one-half of a competitive real estate or brokerage commission and (ii) 1.0% of the gross sales price and, when added to the sum of all real estate or brokerage fees and commissions paid to unaffiliated parties, may not exceed the lesser of (x) a competitive real estate or brokerage commission or (y) an amount equal to 6.0% of the gross sales price.

In addition, an affiliate of the Advisor holds special partnership interests in the Operating Partnership (“Special OP Units”), which will entitle them to receive distributions in an amount equal to 15.0% of distributions, including from sales of real estate investments, refinancings and other sources, but only after the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual return on such invested capital.

Additionally, at the sole discretion of the Advisor, the acquisition fees, asset management fees or disposition fees are payable, in whole or in part, in cash or units of the Operating Partnership (“OP Units”). In the case of the disposition fee, the Advisor may also elect to be paid, if applicable, in securities issued by another entity. For the purposes of the payment of these fees, each OP Unit will be valued at the per share offering price of the Class A Shares in the Company’s most recent public offering less selling commissions and dealer manager fees payable with respect to such Class A Shares, to account for the fact that no selling commissions or dealer manager fees will be paid in connection with any such issuances. Each OP unit will be convertible into one Class A Share. The Company will recognize the expense related to these OP Units as the related service is performed, as each OP Unit will be fully vested upon issuance.

The Company will reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of its average invested assets, or (B) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period. Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors.

Transactions with Affiliates

In addition to its initial capital contribution in September 2013, in September 2014, Hines Global REIT II Investor Limited Partnership, an entity wholly-owned by Jeffrey C. Hines, invested $2.0 million in the Class A Shares (no selling commissions or dealer manager fees were incurred). As a result, the Company had received sufficient offering proceeds to satisfy the minimum offering requirements in all states other than Pennsylvania and Washington. See Note 1 — Organization for additional information.

5. COMMITMENTS AND CONTINGENCIES

The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

*****

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as amended. Such statements include statements concerning future financial performance and distributions, future debt and financing levels, acquisitions and investment objectives, payments to Hines Global REIT II Advisors LP (the “Advisor”), and its affiliates and other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto as well as all other statements that are not historical statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included in this Quarterly Report on Form 10-Q are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, the availability of future financing and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying forward-looking statements could prove to be inaccurate. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, pay distributions to our shareholders and maintain the value of any real estate investments and real estate-related investments in which we may hold an interest in the future, may be significantly hindered.

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

—
We have no prior operating history or established financing sources, and the prior performance of other Hines affiliated entities may not be a good measure of our future results; therefore, there is no assurance we will be able to achieve our investment objectives;

—
Our current offering is a best efforts offering and as such, the risk that we will not be able to accomplish our business objectives and that the poor performance of a single investment will materially adversely affect our overall investment performance, will increase if only a small number of shares are purchased in the offering;

—
Whether we will have the opportunity to invest offering and distribution reinvestment plan proceeds to acquire properties or other investments or whether such proceeds will be needed to redeem shares or for other purposes, and if proceeds are available for investment, our ability to make such investments in a timely manner and at appropriate amounts that provide acceptable returns;

—
Competition for tenants and real estate investment opportunities, including competition with Hines Global REIT, Inc. and other programs sponsored by or affiliated with Hines Interests Limited Partnership (“Hines”);

—
Our reliance on our Advisor, Hines and affiliates of Hines for our day-to-day operations and the selection of real estate investments, and our Advisor’s ability to attract and retain high-quality personnel who can provide service at a level acceptable to us;

—
Risks associated with conflicts of interests that result from our relationship with our Advisor and Hines, as well as conflicts of interests certain of our officers and directors face relating to the positions they hold with other entities;

—
The potential need to fund tenant improvements, lease-up costs or other capital expenditures, as well as increases in property operating expenses and costs of compliance with environmental matters or discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

—	The availability and timing of distributions we may pay is uncertain and cannot be assured;

—
Some or all of our distributions may be paid from sources such as cash advances by our Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from the offering. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced;

—	Risks associated with debt and our ability to secure financing;

—
Risks associated with adverse changes in general economic or local market conditions, including terrorist attacks and other acts of violence, which may affect the markets in which we and our tenants operate;

—	Catastrophic events, such as hurricanes, earthquakes, tornadoes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

—	The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments;

—
Changes in governmental, tax, real estate and zoning laws and regulations and the related costs of compliance and increases in our administrative operating expenses, including expenses associated with operating as a public company;

—
International investment risks, including the burden of complying with a wide variety of foreign laws and the uncertainty of such laws, the tax treatment of transaction structures, political and economic instability, foreign currency fluctuations, and inflation and governmental measures to curb inflation may adversely affect our operations and our ability to make distributions;

—	The lack of liquidity associated with our assets; and

—	Our ability to continue to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the risk factors discussed in our Prospectus, dated August 20, 2014 pursuant to Rule 424(b)(3) of the Securities Act, as supplemented through the date of this Quarterly Report on Form 10-Q.

You are cautioned not to place undue reliance on any forward-looking statements included in this Quarterly Report on Form 10-Q. All forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q and the risk that actual results will differ materially from the expectations expressed in this Quarterly Report on Form 10-Q may increase with the passage of time. In light of the significant uncertainties inherent in the forward-looking statements included in this Quarterly Report on Form 10-Q, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Quarterly Report on Form 10-Q will be achieved. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. Each forward-looking statement speaks only as of the date of the particular statement, and we do not undertake to update any forward-looking statement.

Executive Summary

Hines Global REIT II, Inc. (“Hines Global II” and, together with its consolidated subsidiaries, “we,” “us” or the “Company”) is a newly incorporated company and did not commence operations until August 20, 2014. Therefore, we do not have any meaningful operations to discuss as of September 30, 2014. General and administrative expenses incurred through September 30, 2014 are primarily made up of costs related to our board of directors, insurance expenses and legal fees incurred.

Overview

Hines Global II was formed in July 2013 to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. In August 2014, we commenced a $2.5 billion initial public offering of our common stock (the “Offering”). On September 26, 2014, we received an investment of $2.0 million from an affiliate of the Advisor and achieved the minimum offering requirements pursuant to the terms of the Offering in all states except for Pennsylvania and Washington, which have higher minimum offering requirements.

We may purchase properties or make other real estate investments that relate to varying property types including office, retail, industrial, multi-family residential and hospitality or leisure. We may invest in operating properties, properties under development, and undeveloped properties such as land. Other real estate investments may include equity or debt interests, including securities, in other real estate entities and debt related to properties such as mortgages, mezzanine loans, B-notes, bridge loans, construction loans and securitized debt. We have neither purchased nor contracted to purchase any real estate investments, nor have any real estate investments been identified in which there is a reasonable probability that we will invest.

Financial Condition, Liquidity and Capital Resources

Our principal demands for funds will be to purchase real estate properties and make other real estate investments, for the payment of operating expenses and distributions, and for the payment of principal and interest on any indebtedness we incur. Generally, we expect to meet operating cash needs from our cash flows from operating activities, and we expect to meet cash needs for acquisitions and investments from the net proceeds of the Offering and from debt proceeds.

In September 2014, our board of directors authorized us to declare distributions for the period from October 1, 2014 through December 31, 2014. Distributions for shares of our Class A common stock (the “Class A Shares”) will be calculated based on stockholders of record each day in an amount equal to $0.001575342 per share, per day. Distributions for shares of our Class T common stock (the “Class T Shares”) will be calculated based on stockholders of record each day in an amount equal to $0.001315890 per share, per day. These distributions will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the distribution reinvestment plan will be reinvested in shares of the same class as the shares on which the distributions are being made. Some or all of the cash distributions may be paid from sources other than cash flows from operations. See “—Critical Accounting Policies—Treatment of Management Compensation and Expense Reimbursements” for a description of the Advisor’s agreement to waive the asset management fees otherwise payable to it under certain circumstances.

In addition to the distributions described above, our board of directors has authorized special stock dividends as of daily record dates for the period from October 1, 2014 through December 31, 2014. Stock dividends for Class A Shares and Class T Shares will be calculated based on stockholders of record each day in an amount equal to 0.0000273973 of a share of common stock per share, per day. These stock dividends will be issued on January 1, 2015 in shares of the same class as the shares on which the stock dividends are being made.

In our initial quarters of operations, and from time to time thereafter, we may not generate sufficient cash flow from operations to fully fund distributions paid. Therefore, particularly in the earlier part of this offering, some or all of our distributions may be paid from other sources, such as proceeds from our debt financings, proceeds from this offering, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

We expect that once we have fully invested the proceeds of this offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. Notwithstanding the above, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. Any indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties about our Company in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on the value of an investment in our common shares.

In addition to making investments in accordance with our investment objectives, we expect to use our capital resources to make certain payments to our Advisor, Hines Securities, Inc. (the “Dealer Manager”), Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these payments will include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. In addition, we expect to pay distribution and shareholder servicing fees to the Dealer Manager with respect to Class T Shares. During the acquisition and operational stages, certain services related to acquisitions and the management of our investments and operations will be provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. Pursuant to those agreements, we expect that we will make various payments to our Advisor and/or Hines and its affiliates, including acquisition fees, asset management fees, disposition fees, property management fees, leasing fees, and payments for reimbursements of certain costs incurred by our Advisor and Hines and its affiliates in providing related services to us.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence operations. We consider these policies critical because they involve management judgments and assumptions, require estimates about matters that are inherently uncertain and because they will be important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our financial condition and results of operations to those of companies in similar businesses.

Basis of Presentation

Our financial statements are expected to include the accounts of Hines Global II and the Operating Partnership (over which we exercise financial and operating control). All intercompany balances and transactions will be eliminated in consolidation.

We will evaluate the need to consolidate joint ventures and will consolidate those that are determined to be variable interest entities for which we are the primary beneficiary. We will also consolidate joint ventures that are not determined to be variable interest entities, but for which we exercise control over major operating decisions through substantive participation rights, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing.

Investment Property and Lease Intangibles

Real estate assets that we acquire will be stated at fair value at the date of acquisition less accumulated depreciation. Depreciation will be computed using the straight-line method. The estimated useful lives for computing depreciation will generally be 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements that extend the useful life of the assets are capitalized and maintenance and repair costs are expensed as incurred.

Acquisitions of properties will be accounted for utilizing the acquisition method and, accordingly, will be recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties will be included in our results of operations from their respective dates of acquisition. Estimates of fair values will be based upon estimates of future cash flows and other valuation techniques that we believe are similar to those used by market participants and are used to record the purchase of identifiable assets acquired, such as land, buildings and improvements, equipment and identifiable intangible assets related to in-place leases and liabilities assumed, such as amounts related to acquired out-of-market leases, asset retirement obligations, mortgage notes payable. Values of buildings and improvements will be determined on an as if vacant basis. Initial valuations will be subject to change until such information is finalized, no later than 12 months from the acquisition date. Acquisition-related costs such as transaction costs and acquisition fees paid to our Advisor will be expensed as incurred.

The estimated fair value of acquired in-place leases are the costs we would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, we will evaluate the time period over which such occupancy levels would be achieved. Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition will be amortized over the remaining lease terms. Should a tenant terminate its lease, the unamortized portion of the in-place lease value will be charged to amortization expense.

Acquired out-of-market lease values (including ground leases) will be recorded based on the present value (using a discount rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts paid pursuant to the in-place leases and our estimate of fair market value lease rates for the corresponding in-place leases. The capitalized out-of-market lease values will be amortized as adjustments to rental revenue (or ground lease expense, as applicable) over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the out-of-market lease value will be charged to rental revenue.

We will estimate the fair value of assumed mortgage notes payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable will initially be recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the outstanding principal balance of the note will be amortized over the life of the mortgage note payable.

Real estate assets will be reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property. If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by us and will be based on the best information available at the time of the evaluation.

Investments in Real Estate Loans

Investments in real estate loans will be recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, would be measured by comparing the carrying amount of the loan receivable to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall.

Issuer Costs

We will reimburse the Advisor for any issuer costs associated with the Offering that it pays on our behalf. Included in such amount are reimbursements to our Dealer Manager and participating broker dealers for bona fide out-of-pocket, itemized and detailed due diligence expenses. We did not have an obligation to reimburse the Advisor for any issuer costs until we achieved our minimum offering requirements on September 26, 2014. Therefore, we did not record issuer costs within our financial statements until that time. Organizational issuer costs, such as expenses associated with our formation and the formation of our board of directors will be expensed as incurred, and other issuer costs will be recorded as an offset to additional paid-in capital.

Treatment of Management Compensation and Expense Reimbursements

We will outsource the management of our operations to our Advisor and certain other affiliates of Hines. Fees related to these services will be accounted for based on the nature of the service and the relevant accounting literature. Fees for services performed that represent period costs will be expensed as incurred. Such fees include acquisition fees and asset management fees paid to the Advisor and property management fees paid to Hines.

In September 2014, our Advisor agreed to waive the asset management fees otherwise payable to it for the quarter ended December 31, 2014, to the extent that our modified funds from operations for the quarter ended December 31, 2014, as disclosed in our Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to our stockholders for the quarter ended December 31, 2014. As a result of the waiver of these fees, if any, cash flows from operations that would have been paid to our Advisor for asset management fees may be available to pay distributions to stockholders. This fee waiver is not a deferral and accordingly, any fees that are waived will not be paid to our Advisor in cash at any time in the future.

Additionally, at the sole discretion of our Advisor, the acquisition fees, asset management fees or disposition fees are payable, in whole or in part, in cash or units of the Operating Partnership (“OP Units”). In the case of the disposition fee, the Advisor may also elect to be paid, if applicable, in securities issued by another entity. For the purposes of the payment of these fees, each OP Unit will be valued at the per share offering price of the Class A Shares in our most recent public offering for the corresponding class of shares minus the maximum selling commissions and dealer manager fees payable with respect to such Class A Shares, to account for the fact that no selling commissions or dealer manager fees will be paid in connection with any such issuances. Each OP Unit will be convertible into one Class A Share. We will recognize the expense related to these OP Units as the related services are provided, as each OP Unit will be fully vested upon issuance.

Hines may perform construction management services for us for both re-development activities and tenant construction. These fees are considered incremental to the construction effort and will be capitalized to the associated real estate project as incurred. Costs related to tenant construction will be depreciated over the estimated useful life. Costs related to redevelopment activities will be depreciated over the estimated useful life of the associated project. Leasing activities will generally be performed by Hines on our behalf. Leasing fees will be capitalized and amortized over the life of the related lease.

Income Taxes

We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and expect we will be taxed as such beginning with our taxable year ending December 31, 2014. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to stockholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions,the dealer manager fee and distribution and shareholder servicing fees (which will also be paid during the operational stage) and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into or anticipate entering into with these entities. See Note 4 — Related Party Transactions in this Quarterly Report on Form 10-Q for additional information concerning our related-party transactions.

Off-Balance Sheet Arrangements

As of September 30, 2014 and December 31, 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. We had no significant operations as of September 30, 2014, and, therefore, had no exposure to the aforementioned risks at that date.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of November 10, 2014, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.   Risk Factors

With the exception of the risk factor set forth below, there have been no material changes to the risk factors disclosed in our Prospectus dated August 20, 2014 pursuant to Rule 424(b)(3) of the Securities Act.

We have authorized stock dividends and may issue preferred shares or separate classes or series of common shares, which issuance could adversely affect the holders of our common shares.

Holders of our common stock do not have preemptive rights to any shares issued by us in the future. With the authorization of our board of directors, we declared special daily stock dividends for the period from October 1, 2014 through December 31, 2014, which may dilute the value of our shares. In addition, we may issue, without stockholder approval, preferred shares or a class or series of common shares with rights that could adversely affect the holders of our Class A and Class T shares. Upon the affirmative vote of a majority of our directors (including, in the case of preferred shares, a majority of our independent directors), our charter authorizes our board of directors (without any further action by our stockholders) to issue preferred shares or common shares in one or more classes or series, and to fix the voting rights (subject to certain limitations), liquidation preferences, distribution rates, conversion rights, redemption rights and terms, including sinking fund provisions, and certain other rights and preferences with respect to such classes or series of shares. If we ever create and issue preferred shares with a distribution preference over common shares, payment of any distribution preferences of outstanding preferred shares would reduce the amount of funds available for the payment of distributions on the common shares. Further, holders of preferred shares are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. We could also designate and issue shares in a class or series of common shares with similar rights. In addition, under certain circumstances, the issuance of preferred shares or a separate class or series of common shares may render more difficult or tend to discourage:

•a merger, tender offer or proxy contest;
•the assumption of control by a holder of a large block of our securities; and/or
•the removal of incumbent management.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2014, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

On August 20, 2014, our Registration Statement on Form S-11 (File No. 333-191106) (the “Registration Statement”) was declared effective by the Securities and Exchange Commission under the Securities Act. The Registration Statement covers an initial public offering of up to $2,000,000,000 of common stock, in any combination of Class A Shares and Class T Shares at a price of $10.00 per Class A Share and $9.47 per Class T Share. The Registration Statement also covers the offering of up to $500,000,000 in common stock, in any combination of Class A and Class T Shares, pursuant to our distribution reinvestment plan at a price of $9.50 per Class A Share and $9.00 per Class T Share. Our initial public offering is being offered on a “best efforts” basis by Hines Securities, Inc., an affiliate of the Advisor, and selected other dealers.

As of September 30, 2014, we had raised gross offering proceeds from the offering of $2,000,000, all of which was raised from the sale of Class A Shares. As this investment was made by an affiliate of the Advisor, there were no selling commissions or dealer manager fees incurred. No shares have been sold in connection with our distribution reinvestment plan. The shares sold and the gross offering proceeds received from such sales do not include the 1,111.111 Class A Shares purchased by an affiliate of Hines Global REIT II Investor Limited Partnership, for $10,000 preceding the commencement of the Offering. As of September 30, 2014, no Class T Shares were outstanding.

We did not have an obligation to reimburse the Advisor, for any issuer costs, commissions or dealer manager fees until we achieved our minimum offering requirements on September 26, 2014. Therefore, we did not record issuer costs within our financial statements until that time. As of September 30, 2014, we had recorded a liability to the Advisor in the amount of $3.1 million related to issuer costs incurred.

As of September 30, 2014, we have not entered into any arrangements to acquire any specific property or to make or invest in any specific loan to make any other permitted investment.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

The exhibits required by this item are set forth on the Exhibit Index attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES GLOBAL REIT II, INC.

November 10, 2014	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

November 10, 2014	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Hines Global REIT II, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191106), as amended and supplemented (the “Registration Statement”) on August 15, 2014 and incorporated by reference herein).

3.2	Bylaws of Hines Global REIT II, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Registration Statement on August 15, 2014 and incorporated by reference herein).
10.1
Agreement of Limited Partnership of Hines Global REIT II Properties LP, dated as of August 15, 2014 (filed as Exhibit 10.1 to Pre-Effective Amendment No. 5 to the Registration Statement on August 15, 2014 and incorporated herein by reference).

10.2
Advisory Agreement, dated as of August 15, 2014, among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP and Hines Global REIT II, Inc. (filed as Exhibit 10.2 to Pre-Effective Amendment No. 5 to the Registration Statement on August 15, 2014 and incorporated herein by reference).

10.3
Escrow Agreement, dated as of August 15, 2014, by and among Hines Securities, Inc., Hines Global REIT II, Inc. and UMB Bank, N.A. (filed as Exhibit 10.3 to Pre-Effective Amendment No. 5 to the Registration Statement on August 15, 2014 and incorporated herein by reference).

10.4
Form of Indemnification Agreement entered into between Hines Global REIT II, Inc. and each of the following persons as of August 15, 2014: Jeffrey C. Hines, Charles M. Baughn, Humberto Cabañas, Dougal A. Cameron, John O. Niemann, Jr., Sherri W. Schugart, Ryan T. Sims, David L. Steinbach, Kevin L. McMeans and J. Shea Morgenroth (filed as Exhibit 10.4 to the Registration Statement on September 11, 2013 and incorporated herein by reference).

10.5	Waiver to Hines Global REIT II Advisory Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 24, 2014 and incorporated herein by reference).
31.1*	Certification
31.2*	Certification
32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

101*
The following materials from Hines Global REIT II, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 10, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith