Form 10-K
period 2014-12-31
HINES GLOBAL REIT II, INC.
filed 2015-03-25
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 333-191106

HINES GLOBAL REIT II, INC.
(Exact Name of Registrant as Specified in its Charter)

Maryland	80-0947092
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard Suite 5000	77056-6118
Houston, Texas	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (888) 220-6121
Securities registered pursuant to Section 12(b) of the Act: None.
Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock.

The registrant had 1.9 million shares of common stock outstanding as of March 18, 2015.

TABLE OF CONTENTS PART I
Item 1.	Business	1
Item 1A.	Risk Factors	5
Item 1B.	Unresolved Staff Comments	36
Item 2.	Properties	37
Item 3.	Legal Proceedings	38
Item 4.	Mine Safety Disclosures	38
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	39
Item 6.	Selected Financial Data	43
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	44
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	53
Item 8.	Financial Statements and Supplementary Data	54
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	71
Item 9A.	Controls and Procedures	71
Item 9B.	Other Information	71
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	72
Item 11.	Executive Compensation	75
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	76
Item 13.	Certain Relationships and Related Transactions, and Director Independence	77
Item 14.	Principal Accounting Fees and Services	81
PART IV
Item 15.	Exhibits, Financial Statement Schedules	83

SIGNATURES
EX- 10.1	Amended and Restated Agreement of Limited Partnership
EX- 21.1	List of Subsidiaries
EX- 31.1	Certification
EX- 31.2	Certification
EX- 32.1	Certification of CEO & CFO pursuant to Section 906

EX- 101	Instance Document
EX- 101	Schema Document
EX- 101	Calculation Linkbase Document
EX- 101	Labels Linkbase Document
EX- 101	Presentation Linkbase Document
EX- 101	Definition Linkbase Document

PART I

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements relate to, without limitation, potential future acquisitions, the completion of projects in development, economic conditions that may impact our operations, our future leverage and financial position, our future capital expenditures, future distributions, other developments and trends in the commercial real estate industry and our business strategy. Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of these words or other comparable terminology. These statements are not guarantees of future performance, and involve certain risks, uncertainties and assumptions that are difficult to predict.

The forward-looking statements in this Annual Report on Form 10-K are based on our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Any of the assumptions underlying forward-looking statements could prove to be inaccurate. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to our stockholders and maintain the value of the real estate properties in which we hold an interest, may be significantly hindered.

Our stockholders are cautioned not to place undue reliance on any forward-looking statement in this Annual Report on Form 10-K. All forward-looking statements are made as of the date of this Annual Report on Form 10-K, and the risk that actual results will differ materially from the expectations expressed in this Annual Report on Form 10-K may increase with the passage of time. In light of the significant uncertainties inherent in the forward-looking statements in this Annual Report on Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report on Form 10-K will be achieved. Please see “Item 1A. Risk Factors” for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in certain forward-looking statements.

Item 1.  Business

General Description of Business and Operations

Hines Global REIT II, Inc. (“Hines Global II”) was formed as a Maryland corporation on July 31, 2013, primarily for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. On August 20, 2014, Hines Global II commenced an offering of up to $2.5 billion in shares of Class A Common Stock (“common stock”) for sale to the public (the “Offering”). On September 26, 2014, Hines Global II received an investment of $2.0 million from Hines Global REIT II Investor Limited Partnership and achieved the minimum offering requirements pursuant to the terms of the Offering in all states except for Pennsylvania and Washington, which have higher minimum offering requirements. As of March 18, 2015, Hines Global II had received gross offering proceeds of $18.3 million from the sale of 1.9 million common shares.

Hines Global II expects to conduct most of its activities through, and most of its real estate investments are held directly or indirectly by, Hines Global REIT II Properties, LP (the “Operating Partnership”), which was formed on July 31, 2013. Hines Global II contributes the proceeds it receives from the issuance of common shares to the Operating Partnership and the Operating Partnership in turn issues general partner interests to Hines Global II. The general partner interests entitle Hines Global II to receive its share of the Operating Partnership’s earnings or losses and distributions of cash flow. Hines Global II is constructed in a manner that would allow the Operating Partnership to issue limited partner units from time to time in exchange for real estate properties. By structuring acquisitions in this manner, the sellers of the real estate will generally be able to defer the taxation of gains until they exchange their limited partner units from common shares of Hines Global II or sell or redeem their units.

We refer to Hines Global II, the Operating Partnership and its wholly-owned subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines Global II or the Company as required by the context in which such pronoun is used.

We made our initial real estate investment in December 2014 and owned one property, 2819 Loker Avenue East, as of December 31, 2014. The Class A industrial building, located in Carlsbad, California, consists of 161,310 square feet of leasable space. Additionally, in March 2015, we acquired Bishop’s Square, a Class A office building located in Dublin, Ireland, which consists of approximately 153,529 square feet of leasable space. We may purchase properties or make other real estate investments that relate to varying property types including office, retail, industrial, multi-family residential and hospitality or leisure. We may invest in operating properties, properties under development, and undeveloped properties such as land. Other real estate investments may include equity or debt interests, including securities, in other real estate entities and debt related to properties such as mortgages, mezzanine loans, B-notes, bridge loans, construction loans and securitized debt.

We have no employees. Our business is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), under the terms and conditions of an advisory agreement between us and the Advisor (the “Advisory Agreement”). As compensation for these services, we will pay the Advisor asset management, acquisition and disposition fees and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the Advisory Agreement. We expect Hines or affiliates of Hines to manage the leasing and operations of most of the properties in which we invest and, accordingly, we will pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by, or for the benefit of, Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 3,450 employees have over 50 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Our office is located at 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Our telephone number is 1-888-220-6121. Our web site is www.HinesSecurities.com. The information on our website is not incorporated by reference into this report.

Primary Investment Objectives

Our primary investment objectives are to:

•	preserve invested capital;

•	invest in a diversified portfolio of quality commercial real estate properties and other real estate investments;

•	provide income in the form of regular, stable cash distributions;

•	provide modest growth in the value of invested capital;

•	achieve attractive total returns upon the ultimate sale of our investments or occurrence of another liquidity event; and

•	qualify as a real estate investment trust (“REIT”) for federal income tax purposes, beginning with the year ended December 31, 2015.

Acquisition and Investment Policies

We intend to invest primarily in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. We may purchase properties or make other real estate investments that relate to varying property types including office, retail, industrial, multi-family residential and hospitality or leisure. We may invest in operating properties, properties under development, and undeveloped properties such as land. Other real estate investments may include equity or debt interests including securities in other real estate entities and debt related to properties such as mortgages, mezzanine loans, B-notes, bridge loans, construction loans and securitized debt. We believe that there is an opportunity to create attractive total returns by employing a strategy of investing in a diversified portfolio of such investments which are well-selected, well-managed and disposed of at an optimal time. Our principal targeted assets are investments in properties, and other real estate investments that relate to properties, that have quality construction and desirable locations which can attract quality tenants. These types of investments are, or relate to, properties generally located in central business districts or suburban markets of major metropolitan cities worldwide. We intend to invest in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant. We anticipate that international real estate investments may comprise a substantial portion of our portfolio.

We may invest in real estate properties and other real estate investments directly by owning 100% of such investments or indirectly by owning less than 100% of such investments through co-ownership or joint-venture arrangements with third parties or with other Hines-affiliated entities. We intend to fund our future acquisitions and investments primarily with proceeds raised in the Offering and potential follow-on offerings as well as with proceeds from debt financings.

We are not limited as to the asset types or geographic areas in which we may invest and conduct our operations. We are not specifically limited in the number or size of investments we may make, or on the percentage of net proceeds of the Offering that we may invest in a single property, real estate investment or loan. Although the actual percentages may vary from those presently anticipated, after the proceeds of the Offering and any subsequent offerings have been fully invested, we anticipate that international real estate investments will comprise between 40% and 60% of our portfolio and real estate investments other than the acquisition of commercial real estate properties will comprise less than 30% of our portfolio. The number, size and mix of investments we make will depend upon real estate and market conditions and other circumstances existing at the time we are evaluating investment opportunities and the amount of proceeds we raise in the Offering and any subsequent offerings.

Financing Strategy and Policies

We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40%—60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as we determine to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs, including the payment of distributions. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. As described below, our independent directors have approved borrowings in excess of these limitations in connection with our first two investments, as we are in the early stages of raising capital through the Offering.

In November 2014, our board of directors, including all of our independent directors, approved a $75.0 million unsecured credit facility (the “Hines Credit Facility”) between us and Hines to be used to fund acquisitions and other working capital needs. Additionally, in December 2014, our board of directors, including all of our independent directors, approved a $24.2 million borrowing under this credit facility to fund our acquisition of 2819 Loker Avenue East. This borrowing represents approximately 95% of the cost of 2819 Loker Avenue East. Further, subsequent to December 31, 2014, our board of directors, including all of our independent directors, approved $45.2 million of additional borrowings under the Hines Credit Facility and a €55.2 million secured credit facility ($62.1 million using $1.12 per Euro as of the transaction date) for the purchase of Bishop’s Square in March 2015. In total, these borrowings represent approximately 104% of the cost of Bishop’s Square based on the contract purchase price. In March 2015, we repaid $17.0 million in borrowings under the Hines Credit Facility using proceeds from the Offering.

Our existing indebtedness and any additional indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties about the Company in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default on the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt, requiring us to immediately repay all outstanding principal.

Distribution Objectives

In order to qualify as a REIT for federal income tax purposes, we must distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. We intend, although we are not legally obligated, to continue to make regular monthly distributions to holders of our common shares in excess of the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code of 1986, as amended (the “Code”).

We declare distributions to our stockholders as of daily record dates and aggregate and pay such distributions monthly. With the authorization of our board of directors, we declared distributions to our stockholders for the period from October 1, 2014 through March 31, 2015. These distributions were calculated based on stockholders of record for each day in an amount equal to $0.001575342 per share, per day. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and will be paid or issued, respectively, on the first business day following the completion of the month to which they relate.

In addition to the distributions described above, our board of directors authorized special stock dividends as of daily record dates for the period from October 1, 2014 through March 31, 2015. Stock dividends for our common shares were calculated based on stockholders of record each day in an amount equal to 0.0000273973 of a share of common stock per share, per day. Shares issued related to our stock dividends were or will be issued on the first business day of the month following the quarter to which they relate.

In our initial quarters of operations, and from time to time thereafter, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We funded 100% of total distributions for the year ended December 31, 2014 with cash flows from financing activities, which includes offering proceeds. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” for additional information regarding our distributions.

In September 2014, our Advisor agreed to waive the asset management fee otherwise payable to it for the quarter ended December 31, 2014, to the extent that our modified funds from operations (“MFFO”) for the quarter ended December 31, 2014, as disclosed in this Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. As a result of this waiver, our Advisor has waived asset management fees of $16,258 otherwise payable to it for the year ended December 31, 2014, in order to more closely align the amount of distributions paid with our operations. Our advisor has also agreed to waive the asset management fees otherwise payable to it for each of the quarters ended March 31, 2015 and June 30, 2015, to the extent that our MFFO for such quarters, as disclosed in our Quarterly Report on Form 10-Q, amounts to less than 100% of the aggregate distributions declared to our stockholders for each respective quarter. These fee waivers are not deferrals and accordingly, these fees will not be paid to the Advisor in cash at any time in the future.

Tax Status

We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (“the Code”), effective for our taxable year ended December 31, 2015. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to stockholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we have been organized and operated in such a manner as to qualify for treatment as a REIT beginning with our taxable year ended December 31, 2015 and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. We have not elected to be taxed as a REIT for the taxable year ended December 31, 2014. This did not have an impact on our tax liability or the tax liability of our stockholders that invested in the Company’s public offering during 2014 since we had no taxable income for the year ended December 31, 2014.

Competition

Numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors, including Hines Global REIT, Inc. (“Hines Global I”) and Hines Real Estate Investment Trust, Inc. (“Hines REIT”) compete with us in acquiring properties or making other real estate investments and obtaining creditworthy tenants to occupy such properties. Many of these entities have significant financial and other resources, allowing them to compete effectively with us. Principal factors of competition in our primary business of acquiring properties or making other real estate investments include access to capital, the quality of properties, leasing terms (including rent and other charges and allowances for inducements and tenant improvements), the quality and breadth of tenant services provided, and reputation as an owner and operator of commercial real estate investments in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends of the global, national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, taxes, governmental regulations, legislation and demographic trends.

We believe Hines’ extensive real estate experience and depth and breadth of its organization of approximately 3,450 employees located in over 100 cities across the United States and 18 foreign countries allows it to better identify investment opportunities for us. However, competition may increase our cost of acquisitions.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. As described previously, the Company owned one real estate investment as of December 31, 2014, which is a single-tenant industrial property that is 100% leased to Acushnet, through a lease that expires in 2019. As a result, all of the Company’s total rental revenue for the year ended December 31, 2014, was earned from this tenant.

Available Information

Stockholders may obtain copies of our filings with the Securities and Exchange Commission (“SEC”), free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.HinesSecurities.com. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings will be available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. However, the information from our website is not incorporated by reference into this report.

Item 1A.  Risk Factors

You should carefully read and consider the risks described below, together with all other information in this report. If certain of the following risks actually occur, it could have a material adverse effect on our business, financial condition, and results of operations and our ability to pay distributions would likely suffer materially or could be eliminated entirely. As a result, the value of our common shares may decline, and our stockholders could lose all or part of the money they paid to buy our common shares.

Investment Risks

We have no prior operating history, and the prior performance of other Hines affiliated entities may not be a good measure of our future results; therefore there is a higher risk that we will not be able to achieve our investment objectives compared to a real estate investment trust with an operating history.

We have no prior operating history. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with an operating history and we may not be able to achieve our investment objectives. In addition, our stockholders should not rely on the past performance of investments by other investment vehicles sponsored by Hines to predict our future results. Our investment strategy and key employees may differ from the investment strategies and key employees of our affiliates in the past, present and future.

We offer a share redemption program for shareholders seeking liquidity of their shares. However, there is no public market for our common shares; therefore, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount.

There is no public market for our common shares, and we do not expect one to develop. We have a share redemption program, but it is limited in terms of the amount of shares which may be redeemed. It will therefore be difficult for our stockholders to sell their shares of common stock promptly or at all. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may limit the ability of our stockholders to sell their shares. If they are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay certain up-front fees and expenses, including organization and offering costs, such as issuer costs, selling commissions, and the dealer manager fee and acquisition fees and expenses in connection with our public offerings. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares, without incurring a substantial loss. Stockholders may also experience substantial losses if we dispose of our assets or in connection with a liquidation event. We cannot assure stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, prospective stockholders should consider our common shares as illiquid and a long-term investment, and they must be prepared to hold their shares for an indefinite length of time.

This is a fixed price offering and the offering price of our common shares was not established on an independent basis; therefore, as it was arbitrarily determined, the fixed offering price will not accurately represent the current value of our assets at any particular time and may be higher than the value of our assets per share of our common stock at the time of the purchase.

This is a fixed price offering, which means that the prices for our common shares in the offering was fixed and does not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined the offering price in its sole discretion. We do not intend to adjust the offering price after we acquire assets and, therefore, the fixed offering price established for our common shares will not accurately represent the value of our assets and the actual value of our stockholders’ investment may be substantially less than what they pay. Our offering price may not be indicative of either the price our stockholders would receive if they sold their shares, the price at which shares of our common stock would trade if they were listed on a national securities exchange or if we were liquidated or dissolved. Similarly, the amount our stockholders may receive upon redemption of their shares, if they determine to participate in our share redemption program, may be less than the amount they paid for such shares, regardless of any increase in the underlying value of any assets we own.

Because we are conducting an ongoing offering, we are providing information about our net tangible book value per share. As of December 31, 2014, our net tangible book value per share was $(2.71), which is less than the offering price for shares of our common stock. Net tangible book value is a rough approximation of value calculated simply as total book value of assets minus total liabilities (all of which are adjusted for noncontrolling interests). It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, (iii) the substantial fees paid in connection with our public offerings, such as selling commissions and marketing fees, all or a portion of which have been re-allowed by our dealer manager to participating broker dealers and (iv) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments.

The Offering is a “blind pool” offering and our stockholders do not have the opportunity to evaluate our future investments prior to purchasing shares of our common stock.

Our stockholders will not be able to evaluate the economic merits, transaction terms or other financial or operational data concerning our future investments prior to purchasing shares of our common stock. In addition, our investment policies and strategies are very broad and permit us to invest in all types of properties and other real estate investments. Our stockholders must rely on our Advisor and our board of directors to implement our investment policies, to evaluate our investment opportunities and to structure the terms of our investments. Because our stockholders cannot evaluate our future investments in advance of purchasing shares of our common stock, a “blind pool” offering may entail more risk than other types of offerings. This additional risk may hinder our stockholders’ ability to achieve their personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

The Offering is a “best efforts” offering and if we are unable to raise substantial funds, we will be limited in the number and type of investments we may make which could negatively impact an investment in shares of our common stock.

The Offering is being made on a “best efforts” basis, whereby the broker dealers participating in the Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. As of the date of this Annual Report on Form 10-K, we have raised approximately $18.3 million from the sale of shares in the Offering. If we are unable to raise substantially more in the Offering, we will make fewer additional investments in properties, and will more likely focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

The availability and timing of distributions to our stockholders is uncertain and cannot be assured.

There is no assurance that distributions will continue to be authorized and paid. We cannot assure our stockholders that we will have sufficient cash to pay distributions to them or that the amount of any such distributions will increase over time. Should we fail for any reason to distribute at least 90% of our REIT taxable income, we would not qualify for the favorable tax treatment accorded to REITs.

We have and may continue to pay distributions from sources other than our cash flow from operations, including advances, deferrals or waivers of fees from our Advisor or affiliates, borrowings and/or proceeds of the Offering. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. The use of sources other than our cash flow from operations to fund distributions could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of our stockholders’ investment.

In our initial quarters of operations, and from time to time thereafter, our cash flow from operations may be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source and we may choose to pay distributions when we do not have sufficient cash flow from operations to fund such distributions. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. The Advisor has agreed to waive the asset management fee otherwise payable to it pursuant to our Advisory Agreement for the fourth quarter of 2014 and each of the quarters ended March 31, 2015 and June 30, 2015, to the extent that our MFFO for each respective quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounts to less than 100% of the aggregate distributions declared for such quarter.

For example, we funded 100% of total distributions for 2014, with cash flows from financing activities which includes offering proceeds. In addition, the Advisor waived $16,258 in asset management fees otherwise payable to it for the fourth quarter of 2014. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees. However, the Advisor and affiliates are under no obligation to advance funds to us or to defer or, subsequent to the second quarter of 2015, to continue to waive fees in order to support our distributions. When we pay distributions in excess of earnings and we use cash flows from financing activities, including offering proceeds and borrowings, to fund distributions, then we will have less funds available for operations and for acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, may reduce our stockholders’ overall return and may result in the dilution of our stockholders’ investment. In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ interest in us. Furthermore, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

Payments to the holders of the Special OP Units or any other OP Units will reduce cash available for distribution to our stockholders.

An affiliate of Hines has received OP Units in return for its $190,000 contribution to the Operation Partnership. Our Advisor or its affiliates may also choose to receive OP Units in lieu of certain fees. The holders of all OP Units will be entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the OP Units will reduce the cash available for distribution to our stockholders. In addition, Hines Global REIT II Associates Limited Partnership, the holder of the Special OP Units, will be entitled to cash distributions, under certain circumstances, including from sales of our real estate investments, refinancings and other sources, which may reduce cash available for distribution to our stockholders and may negatively affect the value of our shares of common stock. Furthermore, under certain circumstances the Special OP Units and any other OP Units held by Hines or its affiliates are required to be repurchased, in cash at the holder’s election and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, or other sources to make the payment, which will reduce cash available for distribution to our stockholders.

Our stockholders’ ability to have their shares redeemed is limited under our share redemption program, and if they are able to have their shares redeemed, it may be at a price that is less than the price they paid for the shares and the then-current market value of the shares.

Our share redemption program contains significant restrictions and limitations. For example, only stockholders who purchase their shares directly from us or who received their shares through a non-cash transaction, not in the secondary market, are eligible to participate, and stockholders must generally hold their shares for a minimum of one year before they can participate in our share redemption program. In addition, our share redemption program generally provides that only funds received from the prior month’s distribution reinvestment plan may be used in the subsequent month to redeem shares. Our board of directors may terminate, suspend or amend the share redemption program upon 30 days’ written notice without stockholder approval. As a result of these limitations, the redemption price our stockholders may receive upon any such redemption may not be indicative of the price our stockholders would receive if our shares were actively traded or if we were liquidated, and our stockholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program or to third parties at a price that reflects the then current market value of the shares or at all.

The actual value of shares that we redeem under our share redemption program may be substantially less than what we pay.

Under our share redemption program, shares currently may be repurchased at varying prices depending on the number of years the shares have been held and whether the redemptions are sought upon a stockholder’s death or disability. Although the offering price for the shares represents the most recent price at which most investors are willing to purchase such shares, it will not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, when we repurchase shares of our common stock at the offering price or at a percentage of the offering price, the actual value of the shares that we repurchase may be less, and, if so, then the repurchase will be dilutive to our remaining stockholders.

Our stockholders will not have the benefit of an independent due diligence review in connection with the Offering and, if a conflict of interest arises between us and Hines, we may incur additional fees and expenses.

Because our Advisor and our Dealer Manager are affiliates of Hines, our stockholders will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with a securities offering. In addition, Greenberg Traurig, LLP has acted as counsel to us, our Advisor and our Dealer Manager in connection with the Offering and, therefore, investors will not have the benefit of a due diligence review and investigation that might otherwise be performed by independent counsel which increases the risk of their investment. If any situation arises in which our interests are in conflict with those of our Dealer Manager or its affiliates, and we are required to retain additional counsel, we will incur additional fees and expenses.

The fees we pay in connection with the Offering and the agreements entered into with Hines and its affiliates were not determined on an arm’s-length basis and therefore may not be on the same terms we could achieve from a third party.

The compensation paid to our Advisor, Dealer Manager, Hines and other affiliates for services they provide us was not determined on an arm’s-length basis. All service agreements, contracts or arrangements between or among Hines and its affiliates, including our Advisor and us, were not negotiated at arm’s-length. Such agreements include our Advisory Agreement, our Dealer Manager Agreement, and any property management and leasing agreements. A third party unaffiliated with Hines may be willing and able to provide certain services to us at a lower price.

We will pay substantial compensation to Hines, our Advisor and their affiliates, which may be increased during the Offering or future offerings by our independent directors.

Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interests and other payments payable to Hines, our Advisor and their affiliates may increase during the Offering or in the future if such increase is approved by a majority of our independent directors.

We do not, and do not expect to, have research analysts reviewing our performance.

We do not, and do not expect to, have research analysts reviewing our performance or our securities on an ongoing basis. Therefore, our stockholders will not have an independent review of our performance and the value of our common stock relative to publicly traded companies.

Investors who invest in us at the beginning of our offering may realize a lower rate of return than later investors.

We expect to have little, if any, cash flow from operations available for distribution until we make a substantial amount of investments. In addition, to the extent our investments are in development or redevelopment projects or in properties that have significant capital requirements, our ability to pay distributions may be negatively impacted, especially during our early periods of operation. Until such time as we have sufficient cash flow from operations, we may not be able to make, or may be limited in the amount that we can pay towards, distributions. As a result, investors who invest in us before we make a substantial amount of real estate investments or generate significant cash flow may realize a lower rate of return than later investors.

Our stockholders may experience dilution.

Our stockholders do not have preemptive rights. If we engage in a subsequent offering of common shares or securities convertible into common shares, issue shares pursuant to our distribution reinvestment plan or otherwise issue additional shares, investors who purchase shares in the Offering who do not participate in those other stock issuances will experience dilution in their percentage ownership of our outstanding shares. Furthermore, stockholders may experience a dilution in the value of their shares depending on the terms and pricing of any share issuances (including the shares being sold in the Offering) and the value of our assets at the time of issuance.

The price of our common shares may be adjusted to a price less than the price our shareholders paid for their shares.

The price of our common shares may be adjusted periodically in the discretion of our board of directors and therefore any future adjustments may result in an offering price lower than the price our shareholders paid for their shares.

We will be required to disclose an estimated net asset value per share of our common stock prior to or following the conclusion of the Offering and the purchase price our shareholders pay for shares of our common stock in the Offering may be higher than such estimated net asset value per share. The estimated net asset value per share may not be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.

We will be required, due to rule amendments that have been adopted by the Financial Industry Regulatory Authority, or FINRA, and take effect on April 11, 2016 and due to contractual obligations in the selling agreements between our participating broker dealers and the Dealer Manager, to disclose an estimated net asset value per share of our shares.  We presently expect to provide an estimated net asset value per share no later than November 15, 2016.  If we have not provided an estimated net asset value per share prior to April 11, 2016, our stockholders’ customer account statements will include a value per share that is less than the Offering price for such shares in the Offering, because the amended FINRA rules will require the “value” on the customer account statement to be equal to the Offering price per share less up-front underwriting compensation and organization and offering expenses.  Once the amended rules take effect, we expect to use this “value” from customer account statements as the deemed estimated per share value for purposes of reports to fiduciaries of retirement plans.  Further, if we provide an estimated net asset value per share prior to the conclusion of the Offering, our board of directors may determine to modify the offering price, including the prices at which the shares are offered pursuant to our distribution reinvestment plan, but the offering price may differ from the estimated net asset value per share. Any estimated net asset value per share that we disclose in the future may not be an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s-length transaction, may not represent the value that stockholders could realize upon a sale of the company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the price at which shares of our common stock would trade if they were listed on a national securities exchange. In addition, any estimated net asset value per share that we disclose in the future may not be the equivalent of the disclosure of a market price by an open-ended real estate fund.

The methodology used to determine the estimated net asset value per share of our common stock may be based upon assumptions, estimates and judgments that may not be accurate or complete, such that, if different property-specific and general real estate and capital market assumptions, estimates and judgments were used, it could result in an estimated net asset value per share that is significantly different.

Risks Related to Our Business in General

Delays in purchasing properties or making other real estate investments with the proceeds received from the Offering may result in a lower rate of return to investors.

Our ability to locate and commit to purchase specific properties, or make investments, will be partially dependent on our ability to raise sufficient funds for such acquisitions and investments. We may be substantially delayed in making investments due to delays in:

•	the sale of our common shares,

•	obtaining debt financing,

•	negotiating or obtaining the necessary purchase documentation,

•	locating suitable investments, or

•	other factors.

We expect to invest proceeds we receive from the Offering in short-term, highly-liquid investments until we use such funds in our operations. We expect that the income we earn on these temporary investments will not be substantial. Further, we may use the principal amount of these investments, and any returns generated on these investments, to pay for fees and expenses in connection with the Offering and distributions. Therefore, delays in investing proceeds we raise from the Offering could impact our ability to generate cash flow for distributions.

A prolonged national or world-wide economic downturn or volatile capital market conditions could adversely affect our results of operations and our ability to pay distributions to our stockholders.

If disruptions in the capital and credit markets occur again, as have been experienced during recent years, they could adversely affect our ability to obtain loans, credit facilities, debt financing and other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to implement our investment strategy.

If these disruptions in the capital and credit markets should occur again as a result of, among other factors, uncertainty, changing or increased regulation, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.

We believe the risks associated with our business are more severe during periods of economic downturn if these periods are accompanied by declining values in real estate. For example, a prolonged economic downturn could negatively impact our property investments as a result of increased customer delinquencies and/or defaults under our leases, generally lower demand for rentable space, potential oversupply of rentable space leading to increased concessions, and/or customer improvement expenditures, or reduced rental rates to maintain occupancies.

Our operations could be negatively affected to a greater extent if an economic downturn occurs again, is prolonged or becomes more severe, which could significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders and may result in a decrease in the value of our stockholders’ investment.

Yields on and safety of deposits may be lower due to the extensive decline in the financial markets.

Until we invest the proceeds of the Offering in real properties and other real estate investments, we may hold those funds in investments, including money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. Continued or unusual declines in the financial markets could result in a loss of some or all of these funds. In particular, money market funds have recently experienced intense redemption pressure and have had difficulty satisfying redemption requests. As a result, we may not be able to access the cash in our money market investments. In addition, current yields from these investments are minimal.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments.

The Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor. It is likely that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. If any of the banking institutions in which we deposit funds ultimately fails, we may lose any amounts of our deposits over federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investment.

Because of our inability to retain earnings, we will rely on debt and equity financings for acquisitions, and if we do not have sufficient capital resources from such financings, our growth may be limited.

If we obtain qualification as a REIT, we are required to distribute to our stockholders at least 90% of our annual ordinary taxable income to maintain such qualification. This requirement limits our ability to retain income or cash flow from operations to finance the acquisition of new investments. We will explore acquisition opportunities from time to time with the intention of expanding our operations and increasing our profitability. We anticipate that we will use debt and equity financing for such acquisitions because of our inability to retain significant earnings. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new investments and expand our operations will be adversely affected.

We may need to incur borrowings that would otherwise not be incurred to meet REIT minimum distribution requirements.

In order to qualify as a REIT, we are required to distribute to our stockholders at least 90% of our annual ordinary taxable income. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid (or deemed paid) by us with respect to any calendar year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year and (iii) 100% of our undistributed taxable income from prior years.

We expect our income, if any, to consist almost solely of our share of the Operating Partnership’s income, and the cash available for the payment of distributions by us to our stockholders will consist of our share of cash distributions made by the Operating Partnership. As the general partner of the Operating Partnership, we will determine the amount of any distributions made by the Operating Partnership. However, we must consider a number of factors in making such distributions, including:

•	the amount of the cash available for distribution;

•	the impact of such distribution on other partners of the Operating Partnership;

•	the Operating Partnership’s financial condition;

•	the Operating Partnership’s capital expenditure requirements and reserves therefore; and

•	the annual distribution requirements contained in the Code necessary to qualify and maintain our qualification as a REIT.

Differences in timing between the actual receipt of income and actual payment of deductible expenses and the inclusion of such income and deduction of such expenses when determining our taxable income, as well as the effect of nondeductible capital expenditures, the creation of reserves, the use of cash to purchase shares under our share redemption program or required debt amortization payments, could result in our having taxable income that exceeds cash available for distribution.

In view of the foregoing, we may be unable to meet the REIT minimum distribution requirements and/or avoid the 4% excise tax described above. In certain cases, we may decide to borrow funds in order to meet the REIT minimum distribution and/or avoid the 4% excise tax even if our management believes that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations.

Lenders may require us to enter into restrictive covenants that relate to or otherwise limit our operations, which could limit our ability to make distributions to our stockholders, to replace the Advisor or to otherwise achieve our investment objectives.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage property, discontinue insurance coverage, or make distributions under certain circumstances. In addition, provisions of our loan documents may deter us from replacing the Advisor because of the consequences under such agreements and may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

Actions of our joint venture partners, including other Hines investment vehicles and third parties, could negatively impact our performance.

We may purchase or develop properties or other real estate investments or make investments in joint ventures or partnerships, co-tenancies or other co-ownership arrangements with Hines affiliates, the sellers of the properties, developers or similar persons. Joint ownership of properties or other investments, under certain circumstances, may involve risks not otherwise present with other methods of owning real estate or other real estate investments. Examples of these risks include:

•	the possibility that our partners or co-investors might become insolvent or bankrupt;

•
that such partners or co-investors might have economic or other business interests or goals that are inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties or other investments held in the joint venture or the timing of the termination and liquidation of the venture;

•	the possibility that we may incur liabilities as the result of actions taken by our partners or co-investors; or

•
that such partners or co-investors may be in controlling positions and/or be in a position to take actions contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

Actions by a co-venturer, co-tenant or partner may result in subjecting the assets of the joint venture to unexpected liabilities. Under joint venture arrangements, neither co-venturer may have the power to control the venture, and under certain circumstances, an impasse could result and this impasse could have an adverse impact on the operations and profitability of the joint venture.

If we have a right of first refusal or buy/sell right to buy out a co-venturer or partner, we may be unable to finance such a buy-out if it becomes exercisable or we are required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture for any reason or if our interest is likewise subject to a right of first refusal of our co-venturer or partner, our ability to sell such interest may be adversely impacted by such right. Joint ownership arrangements with Hines affiliates may also entail conflicts of interest.

If we invest in a limited partnership as a general partner, we could be responsible for all liabilities of such partnership.

In some joint ventures or other investments we may make, if the entity in which we invest is a limited partnership, we may acquire all or a portion of our interest in such partnership as a general partner. As a general partner, we could be liable for all the liabilities of such partnership. Additionally, we may acquire a general partner interest in the form of a non-managing general partner interest. As a non-managing general partner, we are potentially liable for all liabilities of the partnership without having the same rights of management or control over the operation of the partnership as the managing general partner. Therefore, we may be held responsible for all of the liabilities of an entity in which we do not have full management rights or control, and our liability may far exceed the amount or value of investment we initially made or then had in the partnership.

We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and may reduce our cash available for distribution to our stockholders.

We may enter into currency rate swaps and caps, or similar hedging or derivative transactions or arrangements, in order to manage or mitigate our risk of exposure to the effects of currency changes as a result of our international investments. Similarly, we may enter into interest rate swaps and caps, or similar hedging or derivative transactions or arrangements, in order to manage or mitigate our risk of exposure to the effects of interest rate changes due to variable interest rate debt that we may have.

We are different in some respects from other investment vehicles sponsored by Hines, and therefore the past performance of such investments may not be indicative of our future results and Hines has limited experience in acquiring and operating certain types of real estate investments that we may acquire.

We are Hines’ third publicly-offered real estate investment vehicle. We collectively refer to real estate joint ventures, funds and programs as real estate investment vehicles. All but two of the previous real estate investment vehicles of Hines and its affiliates were conducted through privately-held entities not subject to either the up-front commissions, fees and expenses associated with the Offering or all of the laws and regulations that govern us, including reporting requirements under the federal securities laws and tax and other regulations applicable to REITs.

The past performance of other investment vehicles sponsored by Hines or its affiliates may not be indicative of our future results, and we may not be able to successfully operate our business and implement our investment strategy, which may be different in a number of respects from the operations previously conducted by Hines. In addition, Hines has limited experience in acquiring and operating certain types of real estate investments that we may acquire, as a significant amount of real estate investments that have been made by Hines’ other investment vehicles have consisted of acquisitions and development of office or industrial properties or land. We may therefore need to use third parties to source or manage investments in which Hines has limited experience. In addition, a significant portion of Hines’ other programs and investments involve development projects. Although we are able to invest in development projects, we do not anticipate that a significant portion of the proceeds from the Offering will be invested in development projects. As a result of all of these factors, our stockholders should not rely on the past performance of other investment vehicles sponsored by Hines and its affiliates to predict, or as an indication of, our future performance.

Our success will be dependent on the performance of Hines as well as key employees of Hines. Certain other investment vehicles sponsored by Hines have experienced adverse developments in recent years and there is a risk that we may experience similar adverse developments.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of Hines and its affiliates as well as key employees of Hines in the identification and acquisition of investments, the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. Our board of directors and our Advisor have broad discretion when identifying, evaluating, making and managing our investments with the proceeds of the Offering. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. We will rely on the management ability of Hines and the oversight of our board of directors as well as the management of any entities or ventures in which we invest.

We may not be able to retain our key employees. To the extent we are unable to retain and/or find qualified successors for key employees that depart from the company, our results of operations may be adversely impacted. Our officers and the management of our Advisor also serve in similar capacities for numerous other entities. If Hines (or any of its key employees) is distracted by these other activities or suffers from adverse financial or operational problems in connection with its operations unrelated to us, the ability of Hines and its affiliates to allocate time and/or resources to our operations may be adversely affected. If Hines is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted. We will not provide key-man life insurance policies for any of Hines’ key employees.

Certain other investment vehicles sponsored by Hines have experienced adverse developments in recent years. Although it was re-opened with respect to ordinary redemption requests in April 2013, Hines REIT suspended its share redemption program, except with respect to redemptions in connection with the death or disability of a stockholder in December 2009. As of December 31, 2014, shares redeemed pursuant to the share redemption program were redeemed at $5.45 per share, with respect to ordinary redemption requests, and $6.40 per share with respect to requests in connection with the death or disability of a stockholder. In May 2011, November 2012, April 2013, November 2013 and December 2014, Hines REIT’s board of directors determined an estimated per share net asset value, or NAV, of $7.78, $7.61, $6.75, $6.40 and $6.50, respectively, each of which was lower than the most recent primary offering price of $10.08. The reduction in the estimated NAV between November 2012 and April 2013 was due to Hines REIT’s payment to its stockholders of special distributions in excess of $0.80 per share (all of which represented a return of capital). In addition, Hines REIT decreased its distribution rate in July 2010 and further decreased the rate in April 2013.

In addition to Hines REIT, Hines Global REIT, Inc., and HMS Income Fund, Inc. (“HMS”), Hines has sponsored more than 20 privately-offered programs in the past ten years. Several of Hines’ privately-offered programs have experienced adverse economic developments in recent years due to the global financial crisis and deteriorating economic conditions in several European and South American countries, Mexico and several U.S. markets. The adverse market conditions may cause these programs to alter their investment strategy, generate returns lower than originally expected, or ultimately incur losses. There is a risk that we may experience similar adverse developments, as an investment vehicle sponsored by Hines.

Terrorist attacks and other acts of violence, civilian unrest or war may affect the markets in which we operate, our business and our profitability.

Terrorist attacks and other acts of violence, civilian unrest or war may negatively affect our operations and our stockholders’ investment in our shares. We may acquire real estate investments located in or that relate to real estate located in areas that are susceptible to attack. In addition, any kind of terrorist activity or violent criminal acts, including terrorist acts against public institutions or buildings or modes of public transportation (including airlines, trains or buses) could have a negative effect on our business. These events may directly impact the value of our assets through damage, destruction, loss or increased security costs. We may not be able to obtain insurance against the risk of terrorism because it may not be available or may not be available on terms that are economically feasible. Further, even if we do obtain terrorism insurance, we may not be able to obtain sufficient coverage to fund any losses we may incur. Risks associated with potential acts of terrorism in the areas in which we acquire properties or other real estate investments could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial owners as a condition for providing loans.

The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or our stockholders’ investment. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in or damage to, the United States and worldwide financial markets and economy. They also could result in a continuation of the current economic uncertainty in the United States or abroad. Our revenues will be dependent upon the payment of rent and the return of our other investments which may be particularly vulnerable to uncertainty in the local economy. Increased economic volatility could adversely affect our tenants’ ability to pay rent or the return on our other investments or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

Risks Related to Investments in Real Estate

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. An investment in our common stock will therefore be subject to greater risk to the extent that we lack a geographically diversified portfolio. As of March 25, 2015, based on the estimated aggregate value of our real estate investments, approximately 20% of our portfolio consists of a property located in Carlsbad, California and approximately 80% of our portfolio consists of a property located in Dublin, Ireland.

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in those industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on leased square footage, as of March 25, 2015, approximately 51% of our portfolio is leased to tenants in the manufacturing industry, approximately 33% is leased to tenants in the government sector, and approximately 10% is leased to tenants in the finance and insurance industry.

We will depend on tenants for our revenue, and therefore our revenue will be dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. The weakening of the financial condition or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations and our ability to pay distributions.

Generally, under U.S. bankruptcy law, a debtor tenant has 120 days to exercise the option of assuming or rejecting the obligations under any unexpired lease for nonresidential real property, which period may be extended once by the bankruptcy court. If the tenant assumes its lease, the tenant must cure all defaults under the lease and may be required to provide adequate assurance of its future performance under the lease. If the tenant rejects the lease, we will have a claim against the tenant’s bankruptcy estate. Although rent owing for the period between filing for bankruptcy and rejection of the lease may be afforded administrative expense priority and paid in full, pre-bankruptcy arrears and amounts owing under the remaining term of the lease will be afforded general unsecured claim status (absent collateral securing the claim). Moreover, amounts owing under the remaining term of the lease will be capped. Other than equity and subordinated claims, general unsecured claims are the last claims paid in a bankruptcy and therefore funds may not be available to pay such claims in full. In addition, while the specifics of the bankruptcy laws of international jurisdictions may differ from the U.S. bankruptcy laws described herein, the bankruptcy or insolvency of a significant tenant or a number of smaller tenants at any of the international properties we may acquire, may similarly adversely impact our operations and our ability to pay distributions.

Some of our properties may be leased to a single or significant tenant and, accordingly, may be suited to the particular or unique needs of such tenant. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Due to the risks involved in the ownership of real estate investments and real estate acquisitions, a return on an investment in us is not guaranteed, and our stockholders may lose some or all of their investment.

By owning our shares, stockholders will be subjected to significant risks associated with owning and operating real estate investments. The performance of their investment in us will be subject to such risks, including:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing;

•	changes in property level operating expenses due to inflation or otherwise;

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes; and

•
changes due to factors that are generally outside of our control, such as terrorist attacks and international instability, natural disasters and acts of God, over-building, adverse national, state or local changes in applicable tax, environmental or zoning laws and a taking of any of the properties which we own or in which we otherwise have interests by eminent domain.

In addition, we expect to acquire properties in the future, which may subject us to additional risks associated with real estate property acquisitions, including the risks that:

•	the investments will fail to perform in accordance with our expectations because of conditions or liabilities we did not know about at the time of acquisition; and

•
our projections or estimates with respect to the performance of the investments, the costs of operating or improving the properties or the effect of the economy or capital markets on the investments will prove inaccurate.

Any of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

An economic slowdown or rise in interest rates or other unfavorable changes in economic conditions in the markets in which we operate could adversely impact our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

The development of negative economic conditions in the markets in which we operate may significantly affect occupancy, rental rates and our ability to collect rent from our tenants, as well as our property values, which could have a material adverse impact on our cash flows, operating results and carrying value of investment property. For example, an economic recession or rise in interest rates could make it more difficult for us to lease real properties, may require us to lease the real properties we acquire at lower rental rates and may lead to an increase in tenant defaults. In addition, these conditions may also lead to a decline in the value of our properties and make it more difficult for us to dispose of these properties at an attractive price. Other risks that may affect conditions in the markets in which we operate include:

•	Local conditions, such as an oversupply of the types of properties we invest in or a reduction in demand for such properties in the area; and

•	Increased operating costs, if these costs cannot be passed through to tenants.

International, national, regional and local economic climates have been adversely affected by the slow job growth of recent years. To the extent any of the adverse conditions described above occurs in the specific markets in which we operate, market rents, occupancy rates and our ability to collect rents from our tenants will likely be affected and the value of our properties may decline. We could also face challenges related to adequately managing and maintaining our properties, should we experience increased operating cost and as a result, we may experience a loss of rental revenues. Any of these factors may adversely affect our business, results of operations, cash flows and financial condition, our ability to make distributions to our stockholders and the value of their investment.

Our use of borrowings to partially fund acquisitions and improvements on properties could result in foreclosures and unexpected debt service expenses upon refinancing, both of which could have an adverse impact on our operations and cash flow.

We are relying and intend to continue to rely in part on borrowings under credit facilities and other external sources of financing to fund the costs of new investments, capital expenditures and other items. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover required debt service payments and that we will be unable to meet other covenants or requirements in the credit agreements.

If we cannot meet our required debt obligations, the property or properties securing such indebtedness could be foreclosed upon by, or otherwise transferred to, our lender, with a consequent loss of income and asset value to us. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but we may not receive any cash proceeds. Additionally, we may be required to refinance our debt subject to “lump sum” or “balloon” payment maturities on terms less favorable than the original loan or at a time we would otherwise prefer to not refinance such debt. A refinancing on such terms or at such times could increase our debt service payments, which would decrease the amount of cash we would have available for operations, new investments and distribution payments and may cause us to determine to sell one or more properties at a time when we would not otherwise do so.

Uninsured losses relating to real property may adversely impact the value of our portfolio.

We will attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are types of losses, generally catastrophic in nature, which are uninsurable, are not economically insurable or are only insurable subject to limitations. Examples of such catastrophic events include acts of war or terrorism, earthquakes, floods, hurricanes and pollution or environmental matters. We may not have adequate coverage in the event we or our buildings suffer casualty losses. If we do not have adequate insurance coverage, the value of our assets will be reduced as the result of, and to the extent of, any such uninsured losses. Additionally, we may not have access to capital resources to repair or reconstruct any uninsured damage to a property.

We may be unable to obtain desirable types of insurance coverage at a reasonable cost, if at all, and we may be unable to comply with insurance requirements contained in mortgage or other agreements due to high insurance costs.

We may not be able either to obtain certain desirable types of insurance coverage, such as terrorism, earthquake, flood, hurricane and pollution or environmental matter insurance, or to obtain such coverage at a reasonable cost in the future, and this risk may limit our ability to finance or refinance debt secured by our properties. Additionally, we could default under debt or other agreements if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with covenants relating to the insurance we are required to maintain under such agreements. In such instances, we may be required to self-insure against certain losses or seek other forms of financial assurance.

The real estate industry is subject to extensive regulation, which may result in higher expenses or other negative consequences that could adversely affect us.
Our activities are subject to federal, state and municipal laws, and to regulations, authorizations and license requirements with respect to, among other things, zoning, environmental protection and historical heritage, all of which may affect our business. We may be required to obtain licenses and permits with different governmental authorities in order to acquire and manage our assets.

In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which generally took effect in 2011, contains a sweeping overhaul of the regulation of U.S. financial institutions and financial markets. Key provisions of the Dodd-Frank Act require extensive rulemaking by the SEC and the U.S. Commodity Futures Trading Commission, some of which remains ongoing. Thus, the full impact of the Dodd-Frank Act on our business cannot be fully assessed until all final implementing rules and regulations are promulgated.

Various rules currently in effect under the Dodd-Frank Act may have a significant impact on our business, including, without limitation, provisions of the legislation that increase regulation of and disclosure requirements related to investment advisors, swap transactions and hedging policies, corporate governance and executive compensation, investor protection and enforcement provisions, and asset-backed securities.

For example, but not by way of limitation, the Dodd-Frank Act and the rules and regulations promulgated thereunder provides for significantly increased regulation of the derivatives markets and transactions that affect our interest rate hedging activities, including: (i) regulatory reporting, (ii) subject to limited exemptions, mandated clearing through central counterparties and execution on regulated exchanges or execution facilities, and (iii) margin and collateral requirements. While the full impact of the Dodd-Frank Act on our interest rate hedging activities cannot be fully assessed until all final implementing rules and regulations are promulgated, the foregoing requirements may affect our ability to enter into hedging or other risk management transactions, may increase our costs in entering into such transactions, and/or may result in us entering into such transactions on less favorable terms than prior to the Dodd-Frank Act. For example, subject to an exception for “end-users” of swaps upon which we may seek to rely, we may be required to clear certain interest rate hedging transactions by submitting them to a derivatives clearing organization. To the extent we are required to clear any such transactions, we will be required to, among other things, post margin in connection with such transactions. The occurrence of any of the foregoing events may have an adverse effect on our business and our stockholders’ return.

In addition, public authorities may enact new and more stringent standards, or interpret existing laws and regulations in a more restrictive manner, which may force companies in the real estate industry, including us, to spend funds to comply with these new rules. Any such action on the part of public authorities may adversely affect our results from operations.

In the event of noncompliance with such laws, regulations, licenses and authorizations, we may face the payment of fines, project shutdowns, cancellation of licenses, and revocation of authorizations, in addition to other civil and criminal penalties.

We operate in a competitive business, and many of our competitors have significant resources and operating flexibility, allowing them to compete effectively with us.

Numerous real estate companies that operate in the markets in which we may operate will compete with us in acquiring real estate investments and obtaining creditworthy tenants to occupy such properties or the properties owned by such investments. Such competition could adversely affect our business. There are numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors that will compete with us in seeking investments and tenants for properties, including Hines REIT and Hines Global I. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or investments or lower our occupancy rates and the rent we may charge tenants. In addition, the arrival of new competitors in the immediate areas where we have assets could require unplanned investments in our assets, which may adversely affect us. We may also have difficulty in renewing leases or in leasing to new tenants, which may lead to a reduction in our cash flow and operating income, since the proximity of new competitors could divert existing or new tenants to such competitors, resulting in vacancies.

We may have difficulty selling real estate investments, and our ability to distribute all or a portion of the net proceeds from such sales to our stockholders may be limited.

Real estate investments are relatively illiquid. We will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We will also have a limited ability to sell assets in order to fund working capital and similar capital needs such as share redemptions. We expect to generally hold a real estate investment for the long term. When we sell any of our real estate investments, we may not realize a gain on such sale or the amount of our taxable gain could exceed the cash proceeds we receive from such sale. We may not distribute any proceeds from the sale of real estate investments to our stockholders. Rather, we may use such proceeds to:

•	purchase additional real estate investments;

•	repay debt;

•	buy out interests of any co-venturers or other partners in any joint venture in which we are a party;

•	purchase shares under our share redemption program;

•	create working capital reserves; or

•	make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our other properties.

Our ability to sell our properties may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to avoid such characterization and to take advantage of certain safe harbors under the Code, we may determine to hold our properties for a minimum period of time, generally two years.

Potential liability as the result of, and the cost of compliance with, environmental matters could adversely affect our operations.

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

We expect to invest in, or make investments in real estate investments that have interests in, properties historically used for industrial, manufacturing and commercial purposes. These properties are more likely to contain, or may have contained, underground storage tanks for the storage of petroleum products and other hazardous or toxic substances. All of these operations create a potential for the release of petroleum products or other hazardous or toxic substances. Leasing properties to tenants that engage in industrial, manufacturing, and commercial activities will cause us to be subject to increased risk of liabilities under environmental laws and regulations. The presence of hazardous or toxic substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Environmental laws also may impose restrictions on the manner in which properties may be used or businesses may be operated, and these restrictions may require expenditures. Such laws may be amended so as to require compliance with stringent standards which could require us to make unexpected, substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. We may be potentially liable for such costs in connection with the acquisition and ownership of our properties in the United States. In addition, we may invest in properties located in countries that have adopted laws or observe environmental management standards that are less stringent than those generally followed in the United States, which may pose a greater risk that releases of hazardous or toxic substances have occurred to the environment. The cost of defending against claims of liability, compliance with environmental regulatory requirements or remediating any contaminated property could be substantial and require a material portion of our cash flow.

We face possible risks associated with the physical effects of climate change.

We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, such as those experienced in Super Storm Sandy in October 2012, and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

The properties we acquire will be subject to property taxes that may increase in the future, which could adversely affect our cash flow.

Any properties we acquire will be subject to real and personal property taxes that may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. We anticipate that most of our leases will generally provide that the property taxes, or increases therein, are charged to the lessees as an expense related to the properties that they occupy. As the owner of the properties, however, we are ultimately responsible for payment of the taxes to the government. If property taxes increase, our tenants may be unable to make the required tax payments, ultimately requiring us to pay the taxes. In addition, we will generally be responsible for property taxes related to any vacant space. If we purchase residential properties, the leases for such properties typically will not allow us to pass through real estate taxes and other taxes to residents of such properties. Consequently, any tax increases may adversely affect our results of operations at such properties.

Our properties may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

If any of our properties has or develops mold we may be required to undertake a costly program to remediate, contain or remove the mold. Mold growth may occur when moisture accumulates in buildings or on building materials. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing because exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. We may become liable to our tenants, their employees and others if property damage or health concerns arise, all of which could have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

If we set aside insufficient working capital reserves, we may be required to defer necessary or desirable property improvements.

If we do not establish sufficient reserves for working capital to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our properties. If we defer such improvements, the applicable properties may decline in value, it may be more difficult for us to attract or retain tenants to such properties or the amount of rent we can charge at such properties may decrease.

Risks related to the development of real properties may have an adverse effect on our results of operations and returns to our stockholders.

We may invest in properties on which developments or improvements are to be constructed or completed. As such, we may be subject to the risks associated with development and construction activities including the following:

•	long periods of time may elapse between the commencement and the completion of our projects;

•	our original estimates may not be accurate and our actual construction and development costs may exceed those estimates;

•	the level of interest of potential tenants for a recently launched development may be low;

•	construction materials and equipment may be unavailable or cost more than expected due to changes in supply and demand;

•	construction and sales may not be completed on time, resulting in a cost increase;

•	we may not be able to acquire or we may pay too much for the land we acquire for new developments or properties;

•	labor may be in limited availability; and

•	changes in tax, real estate and zoning laws may be unfavorable to us.

In addition, our reputation and the construction quality of our real estate developments, whether operated individually or through partnerships, may be determining factors for our ability to lease space and grow. The timely delivery of real estate projects and the quality of our developments, however, depend on certain factors beyond our full control, including the quality and timeliness of construction materials delivered to us and the technical capabilities of our contractor. If one or more problems affect our real estate developments, our reputation and future performance may be negatively affected and we may be exposed to civil liability.

We depend on a variety of factors outside of our control to build, develop and operate real estate projects. These factors include, among others, the availability of market resources for financing, land acquisition and project development. Any scarcity of market resources, including human capital, may decrease our development capacity due to either difficulty in obtaining credit for land acquisition or construction financing or a need to reduce the pace of our growth. The combination of these risks may adversely affect our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

Delays in the development and construction of real properties may have adverse effects on portfolio diversification, results of operations and returns to our stockholders.

If we experience delays in the development of our real properties, it could adversely affect returns to our stockholders. When properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months or longer to complete construction, to rent available space, and for rent payments to commence. Therefore, we may not receive any income from these properties and our ability to pay distributions to our stockholders could suffer. If we are delayed in the completion of any such construction project, our tenants may have the right to terminate preconstruction leases for space at such newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of these factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly-constructed projects. Furthermore, the price we agree to pay for a real property will be based on our projections of rental income and expenses and estimates of the fair market value of the real property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

Changes in supply of or demand for similar properties in a particular area may increase the price of real estate assets we may seek to purchase or adversely affect the value of the properties we own.

The real estate industry is subject to market forces and we are unable to predict certain market changes including changes in supply of or demand for similar properties in a particular area. For example, if demand for the types of real estate assets in which we seek to invest were to sharply increase or supply of those assets were to sharply decrease, the prices of those assets could rise significantly. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to you. Likewise, a sharp increase in supply could adversely affect lease rates and occupancy, which could result in lower operating results and overall returns to you.

Retail properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant.

We may acquire retail properties in the future. Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

Leases with retail properties’ tenants may restrict us from re-leasing space.

Most leases with retail tenants contain provisions giving the particular tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center. These provisions may limit the number and types of prospective tenants interested in leasing space in a particular retail property.

Recent disruptions in the financial markets could adversely affect the multifamily property sector’s ability to obtain financing and credit enhancement from Fannie Mae and Freddie Mac, which could adversely impact us if we attempt to secure financing through Fannie Mae and Freddie Mac for investments in multifamily residential properties.

We may invest in multifamily residential properties and development projects. Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector. Since 2007, Fannie Mae and Freddie Mac have reported substantial losses and a need for significant amounts of additional capital. In response to the deteriorating financial condition of Fannie Mae and Freddie Mac and the recent credit market disruption, the U.S. Congress and Treasury undertook a series of actions to stabilize these government-sponsored enterprises and the financial markets. Pursuant to legislation enacted in 2008, the U.S. government placed both Fannie Mae and Freddie Mac under its conservatorship.

Currently, Fannie Mae and Freddie Mac remain active multifamily lenders but there is significant uncertainty surrounding their futures. Should Fannie Mae and Freddie Mac have their mandates changed or reduced, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to the multifamily sector, it would significantly reduce our access to such debt capital and/or increase borrowing costs. If new U.S. government regulations heighten Fannie Mae’s and Freddie Mac’s underwriting standards, adversely affect interest rates and reduce the amount of capital they can make available to the multifamily sector, it could have a material adverse effect on both the multifamily sector and our access to funding in connection with the acquisition and maintenance of such properties. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s derivative securities market, potentially causing breaches in loan covenants, and through reduced loan availability, impact the value of multifamily assets, which could impair the value of a significant portion of multifamily communities.

Specifically, the potential for a decrease in liquidity made available to the multifamily sector by Fannie Mae and Freddie Mac could:

•	make it more difficult for us to secure new takeout financing for any multifamily development projects we acquire;

•	hinder our ability to refinance any completed multifamily assets;

•	decrease the amount of available liquidity and credit that could be used to diversify our portfolio through the acquisition of multifamily assets; and

•	require us to obtain other sources of debt capital with potentially different terms.

Short-term multifamily community leases associated with any multifamily residential properties we acquire may expose us to the effects of declining market rent and could adversely impact our ability to make cash distributions to our stockholders.

We expect that, to the extent that we invest in any multifamily residential properties, substantially all of our multifamily community leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

High levels of unemployment could adversely affect the occupancy and rental rates of any multifamily residential properties we acquire, with high quality multifamily communities suffering even more severely.

Increased levels of unemployment in multifamily markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:

•	rental residents deciding to share rental units and therefore rent fewer units;

•	potential residents moving back into family homes or delaying leaving family homes;

•	a reduced demand for higher-rent units, such as those of high quality multifamily communities;

•	a decline in household formation;

•	persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;

•	the inability or unwillingness of residents to pay rent increases; and

•	increased collection losses.

These factors generally have contributed to lower rental rates. To the extent that we invest in any multifamily residential properties, our results of operations, financial condition and ability to make distributions to our stockholders may be adversely affected if these factors worsen.

In connection with the recent credit market disruptions and economic slowdown, any investments in multifamily residential properties may face increased competition from single-family homes and condominiums for rent, which could limit our ability to retain residents, lease apartment units or increase or maintain rents.

To the extent that we invest in any multifamily residential properties, we will face significant competition with respect to our investments in multifamily residential properties. Any multifamily communities in which we invest may compete with numerous housing alternatives in attracting residents, including single-family homes and condominiums available for rent. Such competitive housing alternatives may become more prevalent in a particular area because of the tightening of mortgage lending underwriting criteria, homeowner foreclosures, the decline in single-family home and condominium sales and the lack of available credit. The number of single-family homes and condominiums for rent in a particular area could limit our ability to retain residents, lease apartment units or increase or maintain rents.

If we acquire hospitality or leisure properties, we will depend on others to manage those facilities.

In order to qualify as a REIT, we will not be able to operate any hospitality or leisure properties that we acquire or participate in the decisions affecting the daily operations of these properties. We will lease any hospitality or leisure properties we acquire to a taxable REIT subsidiary, or TRS, in which we may own up to a 100% interest. Our TRS will enter into management agreements with eligible independent contractors, potentially including Hines or its affiliates, that are not our subsidiaries or otherwise controlled by us to manage these properties. Thus, independent operators, under management agreements with our TRS, will control the daily operations of our hospitality, leisure and healthcare-related properties.

We will depend on these independent management companies to operate our hospitality or leisure properties. We will not have the authority to require these properties to be operated in a particular manner or to govern any particular aspect of the daily operations, such as establishing room rates at our hospitality or leisure properties. Thus, even if we believe our hospitality or leisure properties are being operated inefficiently or in a manner that does not result in satisfactory results, we may not be able to force the management company to change its method of operation of these properties. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement. In the event that we need to replace any management company, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected properties.

The hospitality or leisure industry is seasonal.

The hospitality or leisure industry is seasonal in nature. As a result of the seasonality of the hospitality or leisure industry, there will likely be quarterly fluctuations in results of operations of any hospitality or leisure properties that we may own. Quarterly financial results may be adversely affected by factors outside our control.

The hospitality or leisure market is highly competitive and generally subject to greater volatility than our other market segments.

The hospitality or leisure business is highly competitive and influenced by factors such as location, room rates, quality, service levels, reputation and reservation systems, among many other factors. There are many competitors in this market, and these competitors may have substantially greater marketing and financial resources than those available to us. This competition, along with other factors, such as over-building in the hospitality or leisure industry and certain deterrents to traveling, may increase the number of rooms available and may decrease the average occupancy and room rates of our hospitality or leisure properties. The demand for rooms at any hospitality or leisure properties that we may acquire will change much more rapidly than the demand for space at other properties that we acquire. This volatility in room demand and occupancy rates could have a material adverse effect on our financial condition, results of operations and ability to pay distributions to our stockholders.

If we purchase assets at a time when the commercial real estate market is experiencing substantial influxes of capital investment and competition for properties, the real estate we purchase may not appreciate or may decrease in value.

Real estate investment transaction volume has increased and estimated going-in capitalization rates, or cap rates (ratio of the net projected operating income of a property in its initial fiscal year divided by the net purchase price), have fallen relative to their post-recession peaks in late 2009. There continues to be a significant amount of investment capital pursuing high-quality, well-located assets that generate stable cash flows, causing aggressive competition and pricing for assets which match our investment strategy. This may continue to drive prices higher, resulting in lower cap rates and returns. To the extent we purchase real estate in the future in this environment, we are subject to the risks that the value of our assets may not appreciate or may decrease significantly below the amount we paid for such assets if the real estate market ceases to attract the same level of capital investment in the future as it has recently attracted, or if the number of companies seeking to acquire such assets decreases. If any of these circumstances occur or the values of our investments are otherwise negatively affected, the value of our stockholders’ investment may be lower.

Risks Related to Investments in Debt

Hines does not have substantial experience investing in mortgage, mezzanine, bridge or construction loans, B Notes, securitized debt or other debt related to properties in which we may invest, which could adversely affect our return on our loan investments.

We may make investments in mortgage, mezzanine, bridge or construction loans, B-Notes, securitized debt or other debt related to properties if our Advisor determines that it is advantageous to us due to the state of the real estate market or in order to diversify our investment portfolio. However neither our Advisor nor any of its affiliates has any substantial experience investing in these types of loans and we may not have the expertise necessary to maximize the return on our investment in these types of loans.

If we make or invest in loans, our loans may be impacted by unfavorable real estate market conditions, which could decrease the value of our loan investments.

If we make or invest in loans, we will be at risk of default by the borrowers on those loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We may invest in unsecured loans. Even with respect to loans secured by real property, we will not know whether the values of the properties securing the loans will remain at the levels existing on the dates of origination of the loans. If the values of such underlying properties drop, our risk will increase with respect to secured loans because of the lower value of the security associated with such loans.

If we make or invest in loans, our loans will be subject to interest rate fluctuations, which could reduce our returns as compared to market interest rates as well as the value of the loans in the event we sell the loans.

If we invest in fixed-rate, long-term loans and interest rates rise, the loans could yield a return that is lower than then-current market rates. If interest rates decrease, we will be adversely affected to the extent that loans are prepaid, because we may not be able to make new loans at the previously higher interest rate. If we invest in variable interest rate loans, if interest rates decrease, our revenues will likewise decrease. Finally, if interest rates increase, the value of fixed-rate loans we own at such time would decrease which would lower the proceeds we would receive in the event we sell such assets.

Delays in liquidating defaulted loans could reduce our investment returns.

If there are defaults under our loans secured by real property, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the secured property or to obtain proceeds sufficient to repay all amounts due to us on the loan.

We may make or invest in mezzanine loans, which involve greater risks of loss than senior loans secured by real properties.

We may make or invest in mezzanine loans that generally take the form of subordinated loans secured by second mortgages on the underlying real property or loans secured by a pledge of the ownership interests of an entity that directly or indirectly owns real property. These types of investments involve a higher degree of risk than long-term senior mortgage loans secured by real property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our mezzanine loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than traditional mortgage loans, resulting in less equity in the real property and increasing our risk of loss of principal.

We may invest in B-Notes, which are subject to additional risks as a result of the privately negotiated structure and terms of such transactions which may result in losses.

We may invest in B-Notes, which are typically secured by a first mortgage on a single large commercial property or group of related properties and subordinated to an A-Note secured by the same first mortgage on the same collateral. If a borrower defaults on a B-Note, A-Note holders would be paid first and there may not be sufficient funds remaining to repay us and other B-Note holders. B-Notes can vary in their structural characteristics and risks because each transaction is privately negotiated. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. Moreover, because B-Notes are typically secured by a single property or group of related properties, such investments may not be as diversified as investments secured by a pool of properties and therefore may be subject to increased risks.

Bridge loans may involve a greater risk of loss than conventional mortgage loans.

We may provide bridge loans secured by first lien mortgages on properties to borrowers who are typically seeking short-term capital in connection with acquisitions, developments or refinancings of real estate. In connection with such investments, there is a risk that the borrower may not achieve its investment objectives and that we may therefore not recover some or all of our investment in such bridge loans. For example, if we provide a bridge loan to a borrower who has identified an undervalued asset, either due to mismanagement of the underlying assets or as a result of what the borrowers deem to be a recovering market, and the market in which such asset is located fails to recover according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the bridge loan.

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. If the borrower is unable to obtain permanent financing to repay our bridge loan, we may lose some or all of our investment. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event we make a bridge loan to a borrower who defaults, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our investments in bridge loans, it could adversely impact our business, results of operations, cash flows and financial ability and our ability to make distributions to our stockholders and value of their investment.

Non-conforming and non-investment grade loans are subject to an increased risk of loss.

Loans we may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as “non-investment grade.” Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. Therefore, non-conforming and investment loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may adversely impact our business, results of operations, cash flows and financial ability and our ability to make distributions to our stockholders and value of their investment.

We may invest in commercial mortgage-backed securities, or CMBS, which are subject to all of the risks of the underlying mortgage loans and the additional risks of the securitization process.

CMBS are securities that evidence interests in, or are secured by, a single commercial mortgage loan or a pool of commercial mortgage loans. In a rising interest rate environment, the value of CMBS may be adversely affected when payments on underlying mortgages do not occur as anticipated, resulting in the extension of the security’s effective maturity and the related increase in interest rate sensitivity of a longer-term instrument. The value of CMBS may also change due to shifts in the market’s perception of issuers and regulatory or tax changes adversely affecting the mortgage securities market as a whole. In addition, CMBS are subject to the credit risk associated with the performance of the underlying mortgage properties.

The securitization process CMBS go through may also result in additional risks. Generally, CMBS are issued in classes similar to mortgage loans. To the extent that we invest in a subordinate class, we will be paid interest only to the extent that there are funds available after paying the senior classes. To the extent the collateral pool includes delinquent loans, subordinate classes will likely not be fully paid and may not be paid at all. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated. Further, the ratings assigned to any particular class of CMBS may not ultimately prove to be accurate. Thus, any particular class of CMBS may be riskier and more volatile than the rating assigned to such security which may result in the returns on any such CMBS investment to be less than anticipated.

Our debt investments may be considered illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

The debt investments we may make in connection with privately negotiated transactions may not be registered under the relevant securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited. The mezzanine loans we may purchase in the future will be particularly illiquid investments due to their short life, their unsuitability for securitization and the greater difficulty of recoupment in the event of a borrower’s default.

Risks Related to International Investments

We are subject to additional risks from our international investments.

We expect to continue to purchase real estate investments located in, or related to assets located in, the United States and internationally, and may make or purchase loans or participations in loans secured by property located outside the United

States. These investments may be affected by factors particular to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments are subject to risk, including the following risks:

•	the burden of complying with a wide variety of foreign laws;

•	changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such environmental laws;

•
existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;

•	the potential for expropriation;

•	possible currency transfer restrictions;

•	imposition of adverse or confiscatory taxes;

•	changes in real estate and other tax rates and changes in other operating expenses in particular countries;

•	possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;

•	adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;

•	the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;

•	general political and economic instability in certain regions;

•	the potential difficulty of enforcing obligations in other countries; and

•	Hines’ limited experience and expertise in foreign countries relative to its experience and expertise in the United States.

Investments in properties or other real estate investments outside the United States subject us to foreign currency risks, which may adversely affect distributions and our REIT status.

Revenues generated from any properties or other real estate investments we acquire or ventures we enter into relating to transactions involving assets located in markets outside the United States likely will be denominated in the local currency. Therefore, any investments we make outside the United States may subject us to foreign currency risk due to potential fluctuations in exchange rates between foreign currencies and the U.S. dollar. As a result, changes in exchange rates of any such foreign currency to the U.S. dollar may affect our revenues, operating margins and distributions and may also affect the book value of our assets and the amount of stockholders’ equity.

Changes in foreign currency exchange rates used to value a REIT’s foreign assets may be considered changes in the value of the REIT’s assets. These changes may adversely affect our status as a REIT. Further, bank accounts in foreign currency which are not considered cash or cash equivalents may adversely affect our status as a REIT.

Inflation in foreign countries, along with government measures to curb inflation, may have an adverse effect on our investments.

Certain countries have in the past experienced extremely high rates of inflation. Inflation, along with governmental measures to curb inflation, coupled with public speculation about possible future governmental measures to be adopted, has had significant negative effects on these international economies in the past and this could occur again in the future. The introduction of governmental policies to curb inflation can have an adverse effect on our business. High inflation in the countries in which we purchase real estate or make other investments could increase our expenses and we may not be able to pass these increased costs on to our tenants.

Lack of compliance with the United States Foreign Corrupt Practices Act, or FCPA, could subject us to penalties and other adverse consequences.

We are subject to the FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including potential competitors, are not subject to these prohibitions. Fraudulent practices, including corruption, extortion, bribery, pay-offs, theft and others, occur from time-to-time in countries in which we may do business. If people acting on our behalf or at our request are found to have engaged in such practices, severe penalties and other consequences could be imposed on us that may have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

Risks Related to Organizational Structure

Any interest in us will be diluted by the Special OP Units and any other OP Units in the Operating Partnership and any interest in us may be diluted if we issue additional shares.

We owned a 95.2% general partner interest in the Operating Partnership as of December 31, 2014. Hines Global REIT II Associates Limited Partnership owns the remaining interest in the Operating Partnership, including the Special OP Units in the Operating Partnership, which were issued as consideration for an obligation by Hines and its affiliates to perform future services in connection with our real estate operations. Please see “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Treatment of Management Compensation and Expense Reimbursements” for a summary of these interests. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

Stockholders do not have preemptive rights to acquire any shares issued by us in the future. Therefore, investors purchasing our common shares may experience dilution of their equity investment if we:

•	sell shares in the Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan;

•	sell securities that are convertible into shares, such as OP Units;

•	at the option of our Advisor, issue OP Units to pay for certain fees;

•	issue OP Units or common shares to our Advisor or affiliates in exchange for advances or deferrals of fees;

•	issue shares in a private offering; or

•	issue shares to sellers of properties acquired by us in connection with an exchange of partnership units from the Operating Partnership.

The repurchase of interests in the Operating Partnership held by Hines and its affiliates (including the Special OP Units and other OP Units) as required in our Advisory Agreement may discourage a takeover attempt.

Under certain circumstances, including a merger, consolidation or sale of substantially all of our assets or any similar transaction, a purchase, tender or exchange offer that results in the tender or exchange of more than 50% of our outstanding common shares, a transaction pursuant to which a majority of our board of directors then in office are replaced or removed, or the termination or non-renewal of our Advisory Agreement, including termination by us for cause or non-renewal for poor performance, the Operating Partnership is, at the election of Hines or its affiliates, required to purchase the Special OP Units and any OP Units that Hines or its affiliates own for cash (or, in certain cases, a promissory note) or our shares, at the election of the holder. These rights may deter these types of transactions which may limit the opportunity for stockholders to receive a premium for their common shares that might otherwise exist if an investor attempted to acquire us.

Hines’ ability to cause the Operating Partnership to purchase the Special OP Units and any other OP Units that it or its affiliates hold in connection with the termination of our Advisory Agreement may deter us from terminating our Advisory Agreement.

Under certain circumstances, if we are not advised by an entity affiliated with Hines, including under circumstances where the Advisory Agreement is terminated by us for cause or not renewed due to poor performance, Hines or its affiliates may cause the Operating Partnership to purchase some or all of the Special OP Units or any other OP Units then held by such entities. Under these circumstances if the amount necessary to purchase Hines’ and its affiliates’ interests in the Operating Partnership is substantial, these rights could discourage or deter us from terminating our Advisory Agreement under circumstances in which we would otherwise do so.

We have authorized stock dividends and may issue preferred shares or separate classes or series of common shares, which issuance could adversely affect the holders of our common shares.

Holders of our common stock do not have preemptive rights to any shares issued by us in the future. With the authorization of our board of directors, we declared special daily stock dividends for the period from October 1, 2014 through March 31, 2015, which may dilute the value of our shares. In addition, we may issue, without stockholder approval, preferred shares or a class or series of common shares with rights that could adversely affect the holders of our shares. Upon the affirmative vote of a majority of our directors (including, in the case of preferred shares, a majority of our independent directors), our charter authorizes our board of directors (without any further action by our stockholders) to issue preferred shares or common shares in one or more classes or series, and to fix the voting rights (subject to certain limitations), liquidation preferences, distribution rates, conversion rights, redemption rights and terms, including sinking fund provisions, and certain other rights and preferences with respect to such classes or series of shares. If we ever create and issue preferred shares with a distribution preference over common shares, payment of any distribution preferences of outstanding preferred shares would reduce the amount of funds available for the payment of distributions on the common shares. Further, holders of preferred shares are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. We could also designate and issue shares in a class or series of common shares with similar rights. In addition, under certain circumstances, the issuance of preferred shares or a separate class or series of common shares may render more difficult or tend to discourage:

•	a merger, tender offer or proxy contest;

•	the assumption of control by a holder of a large block of our securities; and/or

•	the removal of incumbent management.

Our board of directors determines our major policies and operations which increases the uncertainties faced by our stockholders.

Our board of directors determines our major policies, including our policies regarding acquisitions, dispositions, financing, growth, debt capitalization, REIT qualification, redemptions and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. Our board of directors’ broad discretion in setting policies and the inability of our stockholders to exert control over those policies increases the uncertainty and risks they face, especially if our board of directors and our stockholders disagree as to what course of action is in the best interests of our stockholders.

The ownership limit in our charter may discourage a takeover attempt.

Our charter provides that no holder of shares, other than any person to whom our board of directors grants an exemption, may directly or indirectly own more than 9.9% of the number or value, whichever is more restrictive, of the aggregate of our outstanding shares or more than 9.9% of the number or value, whichever is more restrictive, of the outstanding shares of any class or series of our outstanding securities. This ownership limit may deter tender offers for our common shares, which offers may be attractive to our stockholders, and thus may limit the opportunity for stockholders to receive a premium for their common shares that might otherwise exist if an investor attempted to assemble a block of common shares in excess of 9.9% of the number or value, whichever is more restrictive, of the aggregate of our outstanding shares, or 9.9% in number or value, whichever is more restrictive, of the outstanding common shares or otherwise to effect a change of control in us.

We will not be afforded the protection of the Maryland General Corporation Law relating to business combinations.

Provisions of the Maryland General Corporation Law prohibit business combinations, unless prior approval of the board of directors is obtained before the person seeking the combination became an interested stockholder, with:

•	any person who beneficially owns 10% or more of the voting power of our outstanding voting shares (an “interested stockholder”);

•
any of our affiliates or associates who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares (also an “interested stockholder”); or

•	an affiliate of an interested stockholder.

These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our board of directors. Because our charter contains limitations on ownership of more than 9.9% of our common shares, our board of directors has adopted a resolution presently opting out of the business combinations statute. Therefore, we will not be afforded the protections of this statute and, accordingly, there is no guarantee that the ownership limitations in our charter will provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested stockholder.

We are not registered as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act, and therefore we will not be subject to the requirements imposed on an investment company by the Investment Company Act which may limit or otherwise affect our investment choices.

Hines Global II, the Operating Partnership, and our subsidiaries will conduct our businesses so that none of such entities are required to register as “investment companies” under the Investment Company Act. The operation of a business in a manner so as not to be subject to regulation as an investment company requires an analysis of and compliance with complex laws, regulations and SEC staff interpretations, not all of which are summarized herein. Although we could modify our business methods at any time, at the present time we expect that the focus of our activities will involve investments in real estate, buildings, and other assets that can be referred to as “sticks and bricks” and therefore we will not be an investment company under Section 3(a)(1)(A) of the Investment Company Act. We may invest in other real estate investments and will otherwise be considered to be in the real estate business.

Companies subject to the Investment Company Act are required to comply with a variety of substantive requirements such as requirements relating to:

•	limitations on the capital structure of the entity;

•	restrictions on certain investments;

•	prohibitions on transactions with affiliated entities; and

•	public reporting disclosures, record keeping, voting procedures, proxy disclosure and similar corporate governance rules and regulations.

These and other requirements are intended to provide benefits and/or protections to security holders of investment companies. Because we and our subsidiaries do not expect to be subject to these requirements, our stockholders will not be entitled to these benefits or protections. It is our policy to operate in a manner that will not require us to register as an investment company, and we do not expect or intend to register as an “investment company” under the Investment Company Act.

We do not expect that we, the Operating Partnership, or other subsidiaries will be an investment company because we intend to ensure that holdings of investment securities by each such entity will not exceed 40% of the total assets of that entity and that no such entity holds itself out as being engaged primarily in the business of investing in securities. If an entity were to hold investment securities having a value exceeding 40% of the value of the entity’s total assets, and no other exclusion from registration was available, that entity might be required to register as an investment company. In order to avoid such a result, we, the Operating Partnership, or a subsidiary may be unable to sell assets we would otherwise want to sell or may need to sell assets we would otherwise wish to retain. In addition, we may also have to forgo opportunities to acquire certain investments or interests in companies or entities that we would otherwise want to acquire, or acquire assets we might otherwise not select for purchase.

If Hines Global II, the Operating Partnership or any subsidiary owns assets that qualify as “investment securities” and the value of such assets exceeds 40% of the value of its total assets, the entity would be deemed to be an investment company absent another exclusion from the Investment Company Act. Certain of the subsidiaries that we may form in the future could seek to rely upon the exclusion provided by Section 3(c)(5)(C) of that Act, which is available for, among other things, entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion, as interpreted by the staff of the SEC, generally requires that at least 55% of an entity’s portfolio be comprised of qualifying interests and the remaining 45% of the entity’s portfolio be comprised primarily of real estate-type interests (as such terms have been interpreted by the staff of the SEC). SEC staff no-action letters have indicated that the foregoing real estate-type interests test will be met if at least 25% of such entity’s assets are invested in real estate-type interests, which threshold is subject to reduction to the extent that the entity invested more than 55% of its total assets in qualifying interests, and no more than 20% of such entity’s total assets are invested in miscellaneous investments. Qualifying interests for this purpose include actual interests in real estate, certain mortgage loans and other assets as interpreted in a manner consistent with SEC staff guidance. We intend to treat the following as real estate-type interests: non-agency RMBS; CMBS, debt and equity securities of companies primarily engaged in real estate businesses; agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying interests; and/or real estate-related assets. Due to the factual nature of this test, we, the Operating Partnership, or a subsidiary may be unable to sell assets we would otherwise want to sell or may need to sell assets we would otherwise wish to retain, if we deem it necessary to remain in compliance with the foregoing standards. In addition, we may have to forgo opportunities to acquire certain investments or interests in companies or entities that we would otherwise want to acquire, or acquire assets we might otherwise not select for purchase, if we deem it necessary to remain in compliance with the foregoing standards.

In addition, we, the Operating Partnership and/or our subsidiaries may rely upon other exclusions, including the exclusion provided by Section 3(c)(6) of the Investment Company Act (which excludes, among other things, parent entities whose primary business is conducted through majority-owned subsidiaries relying upon the exclusion provided by Section 3(c)(5)(C) (discussed above)), from the definition of an investment company and the registration requirements under the Investment Company Act.

There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs (and/or their subsidiaries), including actions by the SEC or its staff providing more specific or different guidance regarding these exclusions, will not change in a manner that adversely affects our operations. For example, on August 31, 2011, the SEC issued a concept release requesting comments regarding a number of matters relating to the exclusion provided by Section 3(c)(5)(C) of the Investment Company Act, including the nature of assets that qualify for purposes of the exclusion and whether mortgage REITs should be regulated in a manner similar to investment companies. To the extent that the SEC or the SEC staff provides more specific guidance regarding any of the matters bearing upon the exclusions discussed above or other exclusions from the definition of an investment company under the Investment Company Act upon which we may rely, we may be required to change the way we conduct our business or adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen. If we meet the definition of an investment company under the Investment Company Act and we fail to qualify for an exclusion therefrom, our ability to use leverage and other business strategies would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for an exclusion from regulation under the Investment Company Act.

If Hines Global II or the Operating Partnership is required to register as an investment company under the Investment Company Act, the additional expenses and operational limitations associated with such registration may reduce our stockholders investment return or impair our ability to conduct our business as planned.

If we become an investment company or are otherwise required to register as an investment company, we might be required to revise some of our current policies, or substantially restructure our business, to comply with the Investment Company Act. This would likely require us to incur the expense and delay of holding a stockholder meeting to vote on proposals for such changes. Further, if we were required to register as an investment company, but failed to do so, we would be prohibited from engaging in our business, criminal and civil actions could be brought against us, some of our contracts might be unenforceable, unless a court were to direct enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

If we internalize our management functions, we could incur adverse effects on our business and financial condition, including significant costs associated with becoming and being self-managed and the percentage of our outstanding common stock owned by our stockholders could be reduced.

If we seek to list our shares on an exchange as a way of providing our stockholders with a liquidity event, we may consider internalizing the functions performed for us by our Advisor. An internalization could take many forms, for example, we may hire our own group of executives and other employees or we may acquire our Advisor or its respective assets including its existing workforce. Any internalization could result in significant payments, including in the form of our stock, to the owners of our Advisor as compensation, which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in Hines. In addition, there is no assurance that internalizing our management functions will be beneficial to us and our stockholders. For example, we may not realize the perceived benefits because of: (i) the costs of being self-managed; (ii) our inability to effectively integrate a new staff of managers and employees; or (iii) our inability to properly replicate the services provided previously by our Advisor or its affiliates. Additionally, internalization transactions have also, in some cases, been the subject of litigation and even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in real estate investments or to pay distributions. In connection with any such internalization transaction, a special committee consisting of our independent directors will be appointed to evaluate the transaction and to determine whether a fairness opinion should be obtained.

Risks Related to Potential Conflicts of Interest

We compete with affiliates of Hines for real estate investment opportunities and some of these affiliates have preferential rights to accept or reject certain investment opportunities in advance of our right to accept or reject such opportunities.

Hines has existing real estate joint ventures, funds and programs, which we collectively refer to as real estate investment vehicles, with investment objectives and strategies similar to ours, including Hines REIT and Hines Global I. Because we compete with these real estate investment vehicles for investment opportunities, Hines faces conflicts of interest in allocating investment opportunities between us and these other real estate investment vehicles. We have limited rights to specific investment opportunities located by Hines. Some of these entities have a priority right over other Hines real estate investment vehicles, including us, to accept investment opportunities that meet certain defined investment criteria. Because we and other Hines real estate investment vehicles rely on Hines to present us with investment opportunities, these rights will reduce our investment opportunities. Please see “Conflicts of Interest—Competitive Activities of Hines and its Affiliates” for a description of some of these entities and priority rights. We therefore may not be able to invest in, or we may only invest indirectly with or through another Hines affiliated real estate investment vehicle in, certain investments we otherwise would make directly. To the extent we invest in opportunities with another real estate investment vehicles affiliated with Hines, we may not have the control over such investment we would otherwise have if we owned all of or otherwise controlled such assets.

We do not have priority rights to specific investment opportunities located by Hines. Our right to participate in Hines’ investment allocation process will terminate once we have fully invested the proceeds of our public offerings or if we are no longer advised by an affiliate of Hines. For investment opportunities not covered by this allocation procedure, Hines will decide in its discretion, subject to any priority rights it grants or has granted to other Hines-managed or otherwise affiliated real estate investment vehicles, how to allocate such opportunities among us, Hines and other real estate investment vehicles. Because we do not have a right to accept or reject any investment opportunities before Hines or one or more Hines real estate investment vehicles have the right to accept such opportunities, and are otherwise subject to Hines’ discretion as to the investment opportunities we will receive, we may not be able to review and/or invest in opportunities which we would otherwise pursue if we were the only real estate investment vehicle sponsored by Hines or had a priority right in regard to such investments. We are subject to the risk that, as a result of the conflicts of interest between Hines, us and other real estate investment vehicles sponsored or managed by or affiliated with Hines, and the priority rights Hines has granted or may in the future grant to any such other real estate investment vehicles, we may not be offered favorable investment opportunities located by Hines when it would otherwise be in our best interest to accept such investment opportunities, and our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment may be adversely impacted thereby.

We may compete with other investment vehicles affiliated with Hines for tenants.

Hines and its affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate projects. Hines or its affiliates own and/or manage properties in most, if not all, geographical areas in which we expect to acquire interests in real estate assets. Therefore, our properties may compete for tenants with other properties owned and/or managed by Hines and its affiliates, including Hines REIT and Hines Global I. Hines may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by Hines and its affiliates and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

Employees of our Advisor and Hines will face conflicts of interest relating to time management and allocation of resources and investment opportunities.

We do not have employees. Pursuant to a contract with Hines, we rely on employees of Hines and its affiliates to manage and operate our business and they are contractually bound to devote the time and attention reasonably necessary to conduct our business in an appropriate manner. Our officers and the officers and employees of our Advisor, Hines and its affiliates hold similar positions in numerous entities and they may from time to time allocate more of their time to service the needs of such entities than they allocate to servicing our needs. Hines is not restricted from acquiring, developing, operating, managing, leasing or selling real estate through entities other than us and Hines will continue to be actively involved in real estate operations and activities other than our operations and activities. Hines currently controls and/or operates other entities that own properties in many of the markets in which we will seek to invest. Hines spends a material amount of time managing these properties and other assets unrelated to our business. We lack the ability to manage it without the time and attention of Hines’ employees.

Hines and its affiliates are general partners and sponsors of other real estate investment vehicles having investment objectives and legal and financial obligations similar to ours, including Hines REIT and Hines Global I. Because Hines and its affiliates have interests in other real estate investment vehicles and also engage in other business activities, they may have conflicts of interest in allocating their time and resources among our business and these other activities. Our officers and directors, as well as those of our Advisor, own equity interests in entities affiliated with Hines from which we may buy properties. These individuals may make substantial profits in connection with such transactions, which could result in conflicts of interest. Likewise, such individuals could make substantial profits as the result of investment opportunities allocated to entities affiliated with Hines other than us. As a result of these interests, they could pursue transactions that may not be in our best interest.

Hines may face conflicts of interest if it sells properties it acquires or develops to us.

We may in the future acquire properties from Hines and affiliates of Hines. We may acquire properties Hines currently owns or hereafter acquires from third parties. Hines may also develop properties and then sell the completed properties to us. Similarly, we may provide development loans to Hines in connection with these developments. Hines, its affiliates and its employees (including our officers and directors) may make substantial profits in connection with such transactions. We must follow certain procedures when purchasing assets from Hines and its affiliates. Hines may owe fiduciary and/or other duties to the selling entity in these transactions and conflicts of interest between us and the selling entities could exist in such transactions. Because we are relying on Hines, these conflicts could result in transactions based on terms that are less favorable to us than we would receive from a third party.

Hines may face conflicts of interest when determining whether we should dispose of any property we own that is managed by Hines because Hines may lose fees associated with the management of the property.

We expect that Hines will manage many of the properties we acquire directly as well as many of the properties in which we acquire an indirect interest, should we invest in other Hines affiliated entities. Because Hines receives significant fees for managing these properties, it may face a conflict of interest when determining whether we should sell properties under circumstances where Hines would no longer manage the property after the transaction. As a result of this conflict of interest, we may not dispose of properties when it would be in our best interests to do so.

Hines may face conflicts of interest in connection with the management of our day-to-day operations and in the enforcement of agreements between Hines and its affiliates.

Hines and our Advisor manage our day-to-day operations and properties pursuant to an advisory agreement. This agreement was not negotiated at arm’s length and certain fees payable by us under such agreement are paid regardless of our performance. Hines and its affiliates may encounter conflicts of interest with respect to position as to matters relating to this agreement. Areas of potential conflict include the computation of fees and reimbursements under such agreements, the enforcement, renewal and/or termination of the agreements and the priority of payments to third parties as opposed to amounts paid to affiliates of Hines. These fees may be higher than fees charged by third parties in an arm’s-length transaction as a result of these conflicts.

Certain of our officers and directors face conflicts of interest relating to the positions they hold with other entities.

All of our officers and non-independent directors are also officers and directors of our Advisor and/or other entities controlled by Hines. Some of these entities, including Hines REIT and Hines Global I, may compete with us for investment and leasing opportunities. These personnel owe fiduciary duties to these other entities and their security holders and these duties may from time to time conflict with the fiduciary duties such individuals owe to us and our stockholders. For example, conflicts of interest adversely affecting our investment decisions could arise in decisions or activities related to:

•	the allocation of new investments among us and other entities operated by Hines;

•	the allocation of time and resources among us and other entities operated by Hines;

•	the timing and terms of the investment in or sale of an asset;

•	investments with Hines and affiliates of Hines;

•	the compensation paid to our Advisor; and

•	our relationship with Hines in the management of our properties.

These conflicts of interest may also be impacted by the fact that such individuals may have compensation structures tied to the performance of such other entities controlled by Hines and these compensation structures may potentially provide for greater remuneration in the event an investment opportunity is presented to a Hines affiliate rather than us.

Our officers and directors have limited liability.

Generally, we are obligated under our charter to indemnify our officers and directors against certain liabilities incurred in connection with their services. We enter into indemnification agreements with each of our officers and directors pursuant to which we generally agree to indemnify our officers and directors for any such liabilities that they incur. These indemnification agreements, as well as the indemnification provisions in our charter, could limit our ability and the ability of our stockholders to effectively take action against our officers and directors arising from their service to us. In addition, there could be a potential reduction in distributions resulting from our payment of premiums associated with insurance or payments of a defense, settlement or claim.

Our UPREIT structure may result in potential conflicts of interest.

Persons holding OP Units have the right to vote on certain amendments to the Agreement of Limited Partnership of the Operating Partnership, as well as on certain other matters. Persons holding such voting rights may exercise them in a manner that conflicts with the interests of our stockholders. As general partner of the Operating Partnership, we will be obligated to act in a manner that is in the best interest of all partners of the Operating Partnership. Circumstances may arise in the future when the interests of limited partners in the Operating Partnership may conflict with the interests of our stockholders.

Risks Related to Taxes

If we fail to qualify as a REIT, our operations and our ability to pay distributions to our stockholders would be adversely impacted.

We intend to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ending on December 31, 2015. We have received the opinion of our U.S. federal income tax counsel, Greenberg Traurig, LLP, in connection with the Offering and with respect to our qualification as a REIT. The opinion of Greenberg Traurig, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income and is not binding on the Internal Revenue Service or any court. Greenberg Traurig, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

If we were to fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our distributions to our stockholders when computing our taxable income;

•	we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•	our cash available for distribution would be reduced and we would have less cash to distribute to our stockholders; and

•	we might be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of our disqualification.

We may be required to defer repatriation of cash from foreign jurisdictions in order to qualify as a REIT.

Investments in foreign real property may be subject to foreign currency gains and losses. Certain foreign currency gains will generally be excluded from income for purposes of determining our satisfaction of one or both of the REIT gross revenue tests; however, under certain circumstances (for example, if we regularly trade in foreign securities) such gains will be treated as non-qualifying income. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal and other taxes on our income as a result of foreign currency gains.

If we were considered to actually or constructively pay a “preferential dividend’ to certain of our stockholders, our status as a REIT could be adversely affected.

In order to qualify as a REIT, we must generally distribute to our stockholders at least 90% of our annual REIT taxable income, determined without regard to the deduction for dividends paid. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with the preferences among different classes of stock as set forth in our organizational documents. If the IRS were to take the position that we paid a preferential dividend, and if a court were to sustain such a position, we might be deemed to fail the 90% distribution test, and our status as a REIT could be terminated.

If the Operating Partnership is classified as a “publicly traded partnership” under the Code, our operations and our ability to pay distributions to our stockholders could be adversely affected.

We believe that the Operating Partnership will be treated as a partnership, and not as an association or a publicly traded partnership for federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or repurchase of partnership units in the Operating Partnership. However, if the Internal Revenue Service, or IRS, successfully determines that the Operating Partnership should be taxed as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute non-deductable distributions in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT and the imposition of a corporate tax on the Operating Partnership would reduce our amount of cash available for distribution to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common shares nor gain from the sale of common shares should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•
part of the income and gain recognized by certain qualified employee pension trusts with respect to our common shares may be treated as unrelated business taxable income if our stock is predominately held by qualified employee pension trusts, we are required to rely on a special look through rule for purposes of meeting one of the REIT stock ownership tests, and we are not operated in such a manner as to otherwise avoid treatment of such income or gain as unrelated business taxable income;

•
part of the income and gain recognized by a tax exempt investor with respect to our common shares would constitute unrelated business taxable income if such investor incurs debt in order to acquire the common shares; and

•
part or all of the income or gain recognized with respect to our common shares by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17), or (20) of the Code may be treated as unrelated business taxable income.

Stockholders who participate in our distribution reinvestment plan may realize taxable income without receiving cash distributions.

If our stockholders participate in the distribution reinvestment plan, they generally will be required to take into account, in computing their taxable income, ordinary and capital gain distributions allocable to shares that they own, even though they receive no cash because such distributions are reinvested. In addition, the difference between the public offering price of our shares and the amount paid for shares purchased pursuant to our distribution reinvestment plan may be deemed to be taxable as income to participants in the plan.

Foreign investors may be subject to FIRPTA tax on sale of common shares if we are unable to qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our common shares would be subject to FIRPTA tax (unless our common shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common shares). Our common shares are not currently traded on an established securities market.

In certain circumstances, we may be subject to federal and state income taxes as a REIT or other state or local income taxes, which would reduce our cash available to pay distributions to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid paying federal income tax and/or the 4% excise tax that generally applies to income retained by a REIT. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the Operating Partnership or at the level of the other companies through which we indirectly own our assets.

We may enter into certain hedging transactions which may have a potential impact on our REIT status.

We may enter into certain hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate and/or foreign currency swaps, caps and floors, options to purchase these items, and futures and forward contracts. The gross income tests generally exclude any income or gain from a hedging or similar transaction entered into by the REIT primarily to manage the risk of interest rate, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to manage the risk of currency fluctuations with respect to an item of income or gain that would be qualifying income under the 75% or 95% gross income test (or any property which generates such income or gain), provided we properly identify such hedges and other transactions in the manner required by the Code. To the extent that we do not properly identify such transactions as hedges or we hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is likely to be treated as non-qualifying income for purposes of the gross income tests and may affect our ability to qualify as a REIT.

Entities through which we hold foreign real estate investments are, in most cases, subject to foreign taxes, notwithstanding our status as a REIT.

Even if we maintain our status as a REIT, entities through which we hold investments in assets located outside the United States will, in most cases, be subject to income taxation by jurisdictions in which such assets are located. Our cash available for distribution to our stockholders will be reduced by any such foreign income taxes.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts or estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in our common shares to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of our common shares.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real properties and lease them back to the sellers of such properties. We will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, but cannot assure our stockholders that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. We might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization if a sale-leaseback transaction were so recharacterized. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

Investments in other REITs and real estate partnerships could subject us to the tax risks associated with the tax status of such entities.

We may invest in the securities of other REITs and real estate partnerships. Such investments are subject to the risk that any such REIT or partnership may fail to satisfy the requirements to qualify as a REIT or a partnership, as the case may be, in any given taxable year. In the case of a REIT, such failure would subject such entity to taxation as a corporation. Failure to qualify as a REIT may require such REIT to incur indebtedness to pay its tax liabilities, may reduce its ability to make distributions to us, and may render it ineligible to elect REIT status prior to the fifth taxable year following the year in which it fails to so qualify. In the case of a partnership, such failure could subject such partnership to an entity level tax and reduce the entity’s ability to make distributions to us. In addition, such failures could, depending on the circumstances, jeopardize our ability to qualify as a REIT.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to forego otherwise attractive investments or make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

We must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets in order to ensure our qualification as a REIT. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

The failure of a mezzanine loan or any other loan which is not secured by a mortgage on real property to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT. Similarly any other loan which we make which is not secured by a mortgage on real property may fail to qualify as a real estate asset for purposes of the Federal Income tax REIT qualification tests and therefore could adversely affect our ability to qualify as a REIT.

Legislative or regulatory action could adversely affect us and/or our investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to the qualification and taxation of REITs and to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future and may be given retroactive or prospective effect, and we cannot assure our stockholders that any such changes will not adversely affect how we are taxed or the taxation of a stockholder. Any such changes could have an adverse effect on us and on an investment in shares of our common stock. We urge our stockholders to consult with their own tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Risks Related to ERISA

If our assets are deemed to be plan assets under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, we, our Advisor and the fiduciaries of investing ERISA plans may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.

In some circumstances where an ERISA plan holds an interest in an entity, an undivided interest in the assets of the entity attributable to that interest are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because the shares should qualify as “publicly-offered securities” that are exempt from the look-through rules under applicable regulations of the U.S. Department of the Treasury, because we have 100 stockholders that are independent of us and one another. We note, however, that because certain limitations are imposed upon the transferability of shares so that we may qualify as a REIT, and perhaps for other reasons, it is possible that this exemption may not apply. If that is the case, and if our Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. In addition, if that were the case, an investment in our common shares might constitute an ineffective delegation of fiduciary responsibility to our Advisor, and expose the fiduciary of the benefit plan to co-fiduciary liability under ERISA for any breach by our Advisor of the fiduciary duties mandated under ERISA. If our Advisor or we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, potential investors should consult with their legal and other advisors concerning the impact of ERISA and the Code on such investors’ investment and our performance.

There are special considerations that apply to pension or profit sharing trusts or individual retirement accounts, or IRAs, investing in our common stock.

If a stockholder is investing the assets of an IRA, pension, profit sharing, 401(k), Keogh or other qualified retirement plan, they should satisfy themselves that:

•	their investment is consistent with fiduciary obligations under ERISA and the Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	their investment will not impair the liquidity of the plan or IRA;

•	their investment will not produce “unrelated business taxable income” for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2014, we owned one real estate investment, 2819 Loker Avenue East. Additionally, we acquired our second real estate investment, Bishop’s Square, in March 2015. The following table provides additional information regarding each of these properties:

Property (1)	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased
2819 Loker Avenue East	Carlsbad, California	Industrial	12/2014; $25.4	6.5%	161,310	100%
Bishop's Square	Dublin, Ireland	Office	3/2015; $103.5 (2)	6.1%	153,529	100%
Total for All Investments					314,839	100%

(1)
On December 31, 2014, the Company effectively owned a 95.2% interest in these properties through the ownership interest in the Operating Partnership as its sole general partner. Hines Global REIT II Associates Limited Partnership (“HALP II”), an affiliate of Hines, owned the remaining 4.8% interest in the Operating Partnership.

(2)	The net purchase price for Bishop’s Square was denominated in Euros and has been translated at an exchange rate based on the rate in effect on the acquisition date.

(3)
The estimated going-in capitalization rate is determined as of the date of acquisition by dividing the projected property revenues in excess of expenses for the first fiscal year by the net purchase price (excluding closing costs and taxes). Property revenues in excess of expenses includes all projected operating revenues (rental income, tenant reimbursements, parking and any other property-related income) less all projected operating expenses (property operating and maintenance expenses, property taxes, insurance and property management fees). The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, including the assumption that the tenants will perform under their lease agreements during the 12 months following our acquisition of the properties.

2819 Loker Avenue East

On December 17, 2014, we acquired 2819 Loker Avenue East, a Class A industrial building located in Carlsbad, California. 2819 Loker Avenue East was constructed in 1998 and consists of 161,310 square feet of net rentable area that is 100% leased to the Acushnet Company, the parent company of Titleist, FootJoy, BV-Vokey Design, Scotty Cameron, Pinnacle, and the Titleist Performance Institute, under a lease that expires in July 2019.

Bishop’s Square

On March 3, 2015, we acquired Bishop’s Square, a Class A office building located in Dublin, Ireland. Bishop’s Square was constructed in 2001 and consists of 153,529 square feet of net rentable area that is 100% leased to five tenants. The Commissioners of Public Works in Ireland, a state agency of Ireland, leases 90,017 square feet or approximately 59%, of the net rentable area of Bishop’s Square, under a lease that expires in January 2028. Further, International Financial Data Services, an investor record-keeping and transfer agency provider, leases 32,916 square feet or approximately 21%, of the net rentable area of Bishop’s Square, under a lease that expires in June 2024. Additionally, News Corp UK & Ireland Limited, a diversified media and information services company, leases 16,153 square feet, or approximately 11%, of the net rentable area of Bishop’s Square, under a lease that expires in August 2027. The remaining space is leased to two tenants, neither of which leases more than 10% of the net rentable area of Bishop’s Square.

Lease Expirations

The following table lists the scheduled lease expirations and related expiring base rents of our properties for each of the years ending December 31, 2015 through December 31, 2024. The table also shows the approximate leasable square feet represented by the applicable lease expirations:

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	Percent of Total Annual Base Rental Income
2015	1	2,048	0.7%	$11,673	0.2%
2016	—	—	—%	$—	—%
2017	—	—	—%	$—	—%
2018	—	—	—%	$—	—%
2019	1	161,310	51.2%	$1,845,225	23.0%
2020	—	—	—%	$—	—%
2021	—	—	—%	$—	—%
2022	1	12,395	3.9%	$663,128	8.3%
2023	—	—	—%	$—	—%
2024	1	32,916	10.5%	$1,117,704	13.9%
Thereafter	2	106,170	33.7%	$4,383,586	54.6%

Industry Concentration

The following table provides a summary of the industry concentration of the tenants of our properties based on their leased square footage:

Industry	Industry Concentration
Manufacturing	51%
Government	33%
Finance and Insurance	10%
Information	5%
Administrative and Support Services	1%

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of March 25, 2015, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2014, we had 420,541 common shares outstanding, held by a total of 41 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Pursuant to the terms of the Offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our public offerings in their effort to comply with National Association of Securities Dealers (“NASD”) Rule 2340, we disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we plan to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares and such statements should not be used for any other purpose. For these purposes, the estimated value of a share of our common stock is estimated to be $10.00 per share as of the date of filing of this Annual Report on Form 10-K, as that is the price at which we are currently offering and selling shares of our common stock in our Offering. Although this estimated value is the price currently paid to acquire a share in our Offering, this estimated value is not likely to reflect the proceeds our stockholders would receive upon our liquidation or upon the sale of our stockholders’ shares because (i) this estimate is not designed to reflect the price at which properties and other assets can be sold; (ii) our proceeds invested in real estate are reduced by fees such as the commissions, dealer manager fee and issuer costs associated with the Offering; (iii) no public market for our shares exists or is likely to develop; and (iv) the per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets. We are not required to obtain and did not obtain appraisals for our assets or third-party valuations or opinions for the specific purpose of determining this estimated value as of December 31, 2014.

The SEC has approved an amendment to NASD Rule 2340, which sets forth the obligations of FINRA members to provide per share values in customer account statements. We will disclose an estimated per share NAV no later than 150 days following the second anniversary of the date on which we break escrow in the offering, which was September 26, 2014, although we may determine to provide an estimated per share NAV earlier. Thereafter, in accordance with the amended rule, we intend to undertake a valuation process to provide an estimated per share value annually. In connection with the disclosure of a new estimated per share value of our common stock, our board of directors may determine to modify the offering price for each class of our shares, if we are engaged in an offering at that time and the purchase price stockholders pay for shares of our common stock may be higher than such estimated per share value. Further, the amendment to NASD Rule 2340 takes effect on April 11, 2016, prior to the conclusion of the Offering, and if we have not yet disclosed an estimated per share value of our common stock by the time the amended rule takes effect, our stockholders’ customer account statements will include a value per share that is less than the offering price for such class of shares of our common stock in the offering, because the amendment requires the “value” on the customer account statement to be equal to the offering price less up-front underwriting compensation and organization and offering expenses. Once the amended rule takes effect, we expect to use this “value” from customer account statements as the estimated per share value for purposes of reports to fiduciaries.

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year in an amount equal to at least 90% of our net ordinary taxable income (capital gains are not required to be distributed). With the authorization of our board of directors, we declared distributions for the period from October 1, 2014 through March 31, 2015. These distributions were calculated based on stockholders of record for each day in an amount equal to $0.001575342 per share, per day. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and will be paid or issued, respectively, on the first business day following the completion of the month to which they relate.

In addition to the distributions described above, our board of directors authorized special stock dividends as of daily record dates for the period from October 1, 2014 through March 31, 2015. Stock dividends for our common shares were calculated based on stockholders of record each day in an amount equal to 0.0000273973 of a share of common stock per share, per day. Shares issued related to our stock dividends were or will be issued on the first business day of the month following the quarter to which they relate.

In our initial quarters of operations, and from time to time thereafter, we may continue to be unable to generate sufficient cash flow from operations to fully fund distributions paid. Therefore, particularly in the earlier part of the Offering, some or all of our distributions may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. For example, for the year ended December 31, 2014, 100% of our distributions were funded with cash flows from financing activities, which includes offering proceeds and our Advisor waived $16,258 of asset management fees otherwise payable to it, as described below. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources” for additional information regarding our distributions.

In September 2014, the Advisor agreed to waive the asset management fees otherwise payable to it for the quarter ended December 31, 2014, to the extent that our modified funds from operations for the quarter ended December 31, 2014, as disclosed in this Annual Report on Form 10-K, amounts to less than 100% of the aggregate distributions declared to our stockholders for the quarter ended December 31, 2014. As a result of this waiver, the Advisor waived $16,258 of asset management fees payable to it for the year ended ended December 31, 2014.

Furthermore, the Advisor also agreed to waive the asset management fees otherwise payable to it for the quarters ended March 31, 2015 and June 30, 2015, to the extent that our MFFO for such quarters, as disclosed in our Quarterly Report on Form 10-Q, amounts to less than 100% of the aggregate distributions declared to our stockholders for each respective quarter. As a result of these fee waivers, cash flows from operations that would have been paid to the Advisor for asset management fees may be available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that are waived will not be paid to the Advisor in cash at any time in the future.

The following table outlines our total cash distributions declared to stockholders and noncontrolling interests (HALP II) for the year ended December 31, 2014, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan.

	Stockholders			Noncontrolling Interests
Distributions for the Year Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
December 31, 2014	$40,377	$1,841	$42,218	$3,060

Stock Dividends

The following table outlines our total stock dividends declared for the year ended December 31, 2014.

		Stockholders
Dividends for the Year Ended	Issuance Date	Shares	Amount (1)
December 31, 2014	1/1/2015	737	$7,367

(1)	Amount based on $10.00 per share offering price.

Distributions to stockholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a distribution and reduce the stockholders’ basis in our common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, it will generally be treated as a capital gain. We annually notify stockholders of the taxability of distributions paid during the preceding year.

For the year ended December 31, 2014, 100% of the distributions paid were treated as a return of capital for federal income tax purposes. The amount of distributions paid and taxable portion are not indicative or predictive of amounts anticipated in future periods.

Recent Sales of Unregistered Securities

We issued 1,111.111 common shares to Hines Global REIT II Investor Limited Partnership, in exchange for an investment of $10,000 in connection with our formation on September 6, 2013 in an offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. There have been no other sales of unregistered securities within the past three years.

Use of Proceeds from Registered Securities

On August 20, 2014, the Registration Statement on Form S-11 (File No. 333-191106) for the Offering, was declared effective under the Securities Act of 1933. The Offering commenced on August 20, 2014 and is currently expected to terminate on or before August 20, 2016, unless extended by our board of directors.

From August 20, 2014 through December 31, 2014, we received gross proceeds of approximately $3.9 million through the sale of 419,430 shares to the public in connection with the Offering. Since August 20, 2014, we have used proceeds from the Offering to pay $77,885 of selling commissions and dealer manager fees and $17,250 of issuer costs related to the Offering.  The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines.

Net proceeds available for investment after the payment of the costs described above were approximately $3.7 million. Approximately $1.0 million was used in the acquisition of 2819 Loker Avenue East. We also used $153,166 in offering proceeds to fund general and administrative expenses and to provide working capital for our real estate investments. We had approximately $2.5 million in uninvested offering proceeds as of December 31, 2014.

Additionally, we may not generate sufficient cash flow from operations to fully fund distributions paid. As of December 31, 2014, as discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Distributions" all of our distributions have been funded with cash flows from financing activities which includes offering proceeds.

Share Redemption Program

We offer a share redemption program that may allow stockholders who have purchased shares from us or received their shares through a non-cash transaction, not in the secondary market, and who have held their shares for a minimum of one year, to have their shares redeemed subject to certain limitations and restrictions. We initially intend to allow redemptions of our shares on a monthly basis. No fees will be paid to Hines in connection with any redemption. Our board of directors may terminate, suspend or amend the share redemption program upon 30 days’ written notice without stockholder approval, which notice shall take the form of a report on Form 8-K filed at least 30 days prior to the effective date of such termination, suspension or amendment.

Subject to the limitations of and restrictions on the program, and subject to funds being available as described below, the number of shares repurchased during any consecutive 12-month period will be limited to no more than 5% of the number of outstanding shares of common stock at the beginning of that 12-month period. Unless our board of directors determines otherwise, the funds available for redemptions in each month will be limited to the funds received from the distribution reinvestment plan in the prior month. Our board of directors has complete discretion to determine whether all of such funds from the prior month’s distribution reinvestment plan will be applied to redemptions in the following month, whether such funds are needed for other purposes or whether additional funds from other sources may be used for redemptions.

Shares that are redeemed will be redeemed at the following prices, unless such shares are redeemed in connection with the death or disability of a stockholder, as described below: (i) the lower of 92.5% of the then-current offering price or 92.5% of the price paid to acquire the shares from us for stockholders who have held their shares continuously for at least one year; (ii) the lower of 95.0% of the then-current offering price or 95.0% of the price paid to acquire the shares from us for stockholders who have held their shares continuously for at least two years; (iii) the lower of 97.5% of the then-current offering price or 97.5% of the price paid to acquire the shares from us for stockholders who have held their shares continuously for at least three years; and (iv) the lower of 100% of the then-current offering price or 100% of the price paid to acquire the shares from us for stockholders who have held their shares continuously for at least four years; provided that in each case, the redemption price will be adjusted for any stock dividends, combinations, splits, recapitalizations or similar actions with respect to our common stock. However, our board of directors, in its sole discretion, may determine at any time to amend the share redemption program to redeem shares at a price that is higher or lower than the price paid for the shares by the redeeming stockholder. Any such price modification may be arbitrarily determined, or may be determined on a different basis, as determined by our board of directors. For example, in the event that we are not engaged in a public offering of our primary shares, our board of directors may determine to amend the share redemption program to redeem shares at a price that is at or below the then-current net asset value per share.

In the event a stockholder is having all his shares redeemed, we may waive the one-year holding requirement for shares purchased under our distribution reinvestment plan. In addition, we may waive the one-year holding requirement in the event of a stockholder’s bankruptcy. If we determine to waive the one-year holding requirement in these circumstances, then, for purposes of determining the applicable redemption price, the stockholder will be deemed to have held his shares continuously for one year. In the event of the death or disability of the holder, upon request, we will waive the one-year holding requirement. Except as noted below, shares that are redeemed in connection with the death or disability of a stockholder will be redeemed at a purchase price equal to the price paid to acquire such shares from us; provided, that, the redemption price cannot exceed the then-current offering price and, as described below, the redemption price will be reduced as necessary to equal the then-current offering price.

During the period of any public offering, the redemption price will be equal to or less than the price of the shares offered in the relevant offering. If we are engaged in a public offering and the redemption price calculated in accordance with the guidelines set forth above would result in a price that is higher than the then-current public offering price of our common shares, then the redemption price will be reduced and will be equal to the then-current public offering price of our common shares.

In the event that funds are insufficient to repurchase all of the shares for which repurchase requests have been submitted in a particular month and our board of directors determines that we will redeem shares in that month, then shares will be repurchased on a pro rata basis and the portion of any unfulfilled repurchase request will be held and considered for redemption until the next month unless withdrawn by the stockholder.

Issuer Redemptions of Equity Securities

None. We have not received any requests for redemption.

Item 6.  Selected Financial Data

The following selected consolidated financial data for the year ended December 31, 2014 and the period from July 31, 2013 (date of inception) through December 31, 2013 are not indicative of what is expected in future periods as we did not meet our minimum offering requirements until September 2014 (and have not met our minimum offering requirements with respect to Pennsylvania and Washington) and did not make our first real estate investment until December 2014. Further, the following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

	2014	2013 (1)
Operating Data:
Revenues	$94,327	$—
Depreciation and amortization	$49,288	$—
Asset management and acquisition fees	$570,375	$—
Organizational expenses	$63,164	$—
General and administrative	$554,476	$—
Net income (loss)	$(1,327,663)	$—
Net (income) loss attributable to noncontrolling interests	$186,940	$—
Net income (loss) attributable to common stockholders	$(1,140,723)	$—
Basic and diluted income (loss) per Class A common share	$(14.67)	$—
Distributions declared per common share	$0.15	$—
Weighted average common shares outstanding - basic and diluted	77,779	1,113
Balance Sheet Data:
Total investment property	$21,355,421	$—
Cash and cash equivalents	$2,726,742	$200,000
Total assets	$28,550,814	$200,000
Long-term obligations	$24,200,000	$—

(1)	For the period from July 31, 2013 (date of inception) through December 31, 2013 for operating data and as of December 31, 2013 for balance sheet data.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Special Note Regarding Forward-Looking Statements” above for a description of these risks and uncertainties.

Executive Summary

Hines Global REIT II, Inc. (“Hines Global II” and, together with its consolidated subsidiaries, “we,” “us” or the “Company”) was formed in July 2013 to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. In August 2014, we commenced a $2.5 billion initial public offering of our common stock (the “Offering”). On September 26, 2014, we received an investment of $2.0 million from an affiliate of the Advisor and achieved the minimum offering requirements pursuant to the terms of the Offering in all states except for Pennsylvania and Washington, which have higher minimum offering requirements. As of March 18, 2015, we had received gross offering proceeds of $18.3 million from the sale of approximately 1.9 million common shares.

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. These investments could include a variety of asset types in the US and internationally such as office, retail, industrial, multi-family residential and hospitality or leisure. In addition, we may invest in operating properties, properties under development, and undeveloped properties such as land. Other real estate investments may include equity or debt interests, including securities, in other real estate entities and debt related to properties such as mortgages, mezzanine loans, B-notes, bridge loans, construction loans and securitized debt. We expect to fund these acquisitions primarily with proceeds from the Offering and debt financing.

In December 2014, we acquired 2819 Loker Avenue East, a 100% leased, Class A industrial building in Carlsbad, California for $25.4 million. In March 2015, we closed on our second real estate investment, Bishop’s Square, a 100% leased, Class A office building in Dublin, Ireland for €92.0 million (approximately $103.5 million assuming a rate of $1.12 per EUR as of the transaction date). As we are in the early stages of our offering, these real estate investments were primarily purchased with proceeds from a $75.0 million unsecured credit facility with Hines (the “Hines Credit Facility”) and a €55.2 million secured credit facility ($62.1 million using $1.12 per Euro as of the transaction date) secured by our interest in Bishop’s Square.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Additionally, application of our accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates under different assumptions or conditions. The following is a discussion of our critical accounting policies. For a discussion of all of our significant accounting policies, see Note 2 — Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

Basis of Presentation

Our financial statements are expected to include the accounts of Hines Global II and the Operating Partnership (over which we exercise financial and operating control). All intercompany balances and transactions are eliminated in consolidation.

We may enter into various joint venture agreements with unrelated third parties to hold or develop real estate assets. We will evaluate the need to consolidate joint ventures and will consolidate those that are determined to be variable interest entities for which we are the primary beneficiary. We will also consolidate joint ventures that are not determined to be variable interest entities, but for which we exercise control over major operating decisions through substantive participation rights, such as approval of budgets, selection of property managers, asset management, investment activity and changes in financing. The analysis required to identify VIEs and primary beneficiaries is complex and requires substantial judgment. Accordingly, we believe the decisions made to choose an appropriate accounting framework are critical. To date, we have not entered into any such joint ventures.

Investment Property and Lease Intangibles

When we acquire a property, we allocate the purchase price of the acquisition based upon our assessment of the fair value of various components, including to land and building, land, building and improvements, and intangible lease assets and liabilities. Fair value determinations are based on estimated cash flow projections that utilize discount and/or capitalization rates, as well as certain available market information. The fair value of land, building and improvements considers the value of the property as if it were vacant. The fair value of intangible lease assets is based on our evaluation of the specific characteristics of each lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and market rates, the customer’s credit quality and costs to execute similar leases. The fair value of out-of-market leases is calculated as the present value (using a discount rate that reflects the risks associated with the leases) of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease. In estimating carrying costs, we include estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider customer improvements, leasing commissions and legal and other related expenses. Initial valuations are subject to change until such information is finalized, which will occur no later than 12 months after the acquisition date.

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation.

Deferred Leasing Costs

We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include: (i) whether the lease stipulates how and on what a tenant improvement allowance may be spent; (ii) whether the tenant or landlord retains legal title to the improvements; (iii) the uniqueness of the improvements; (iv) the expected economic life of the tenant improvements relative to the term of the lease; and (v) who constructs or directs the construction of the improvements. The determination of who owns the tenant improvements for accounting purposes is subject to significant judgment. In making that determination, we consider all of the above factors. No one factor, however, necessarily establishes any determination.

Revenue Recognition and Valuation of Receivables

We are required to recognize minimum rent revenues on a straight-line basis over the terms of tenant leases, including rent holidays and bargain renewal options, if any. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant’s lease provision. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. We make quarterly accrual adjustments, positive or negative, to tenant reimbursement revenue to adjust the recorded amounts to our best estimate of the final amounts to be billed and collected with respect to the cost reimbursements. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term and are included in other revenue in the accompanying consolidated statements of operations. To the extent our leases provide for rental increases at specified intervals, we will record a receivable for rent not yet due under the lease terms. Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. We review unbilled rent receivables on a quarterly basis and take into consideration the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. In the event that the collectability of unbilled rent with respect to any given tenant is in doubt, we would be required to record an increase in our allowance for doubtful accounts or record a direct write-off of the specific rent receivable, which would have an adverse effect on our net income for the year in which the reserve is increased or the direct write-off is recorded and would decrease our total assets and stockholders’ equity.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies for a discussion regarding recent accounting pronouncements and the potential impact, if any, on our financial statements.

Financial Condition, Liquidity and Capital Resources

Our principal demands for funds are to purchase real estate properties and make other real estate investments, for the payment of operating expenses and distributions, and for the payment of principal and interest on any indebtedness we incur. Generally, we expect to meet operating cash needs from our cash flows from operating activities, and we expect to meet cash needs for acquisitions and investments from the net proceeds of the Offering and from debt proceeds.

We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly.

Our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. In November 2014, our board of directors, including all of our independent directors, approved the $75.0 million Hines Credit Facility to be used to fund acquisitions and other working capital needs. Additionally, in December 2014, our board of directors, including all of our independent directors, approved a $24.2 million borrowing under this credit facility to fund our acquisition of 2819 Loker Avenue East, an industrial building located in Carlsbad, California. This borrowing represents approximately 95% of the contract purchase price of 2819 Loker Avenue East. Further, subsequent to December 31, 2014, our board of directors, including all of our independent directors, approved $45.2 million of additional borrowings under the Hines Credit Facility and a €55.2 million secured credit facility ($62.1 million using $1.12 per Euro as of the transaction date) for the purchase of Bishop’s Square in March 2015. In total, these borrowings represent approximately 104% of the cost of Bishop’s Square based on the contract purchase price. In March 2015, we repaid $17.0 million in borrowings under the Hines Credit Facility using proceeds from the Offering.

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

The discussions below provide additional details regarding our cash flows.

Cash Flows from Operating Activities

Our real estate property generates cash flow in the form of rental revenues, which are used to pay direct leasing costs, property-level operating expenses and interest payments. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we incur general and administrative expenses, acquisition fees and expenses and asset management fees.

Net cash used in operating activities for the year ended December 31, 2014 was $241,298, which was primarily related to general and administrative expenses paid in 2014.

Cash Flows from Investing Activities

Net cash used in investing activities was primarily due to the payment of $25.1 million related to the acquisition of 2819 Loker Avenue East and its related lease intangibles.

Cash Flows from Financing Activities

Initial Public Offering

We commenced the Offering in August 2014 and met our minimum offering requirements for every state, except Pennsylvania and Washington, in September 2014. During the year ended December 31, 2014, we raised proceeds of $3.8 million from the Offering, excluding proceeds from the distribution reinvestment plan.

In addition to the investing activities described previously, we use proceeds from the Offering to make certain payments to the Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the year ended December 31, 2014, we made payments of $95,135 for selling commissions, dealer manager fees and issuer costs related to the Offering.

Distributions

Our board of directors authorized us to declare distributions for the period from October 1, 2014 through March 31, 2015. Distributions for shares of our common shares will be calculated based on stockholders of record each day in an amount equal to $0.001575342 per share, per day. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and will be paid or issued, respectively, on the first business day following the completion of the month to which they relate.

In addition to the distributions described above, our board of directors has authorized special stock dividends as of daily record dates for the period from October 1, 2014 through March 31, 2015. Stock dividends for our common shares will be calculated based on stockholders of record each day in an amount equal to 0.0000273973 of a share of common stock per share, per day. Shares issued related to our stock dividends were or will be issued on the first business day of the month following the quarter to which they relate.

We have not generated sufficient cash flow from operations to fully fund distributions paid. Therefore, particularly in the earlier part of the Offering, some or all of our distributions have been and may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. For example, for the year ended December 31, 2014, 100% of our distributions were funded with cash flows from financing activities, which includes offering proceeds. In addition, the Advisor waived $16,258 of asset management fees otherwise payable to it for the three months ended December 31, 2014, in order to more closely align the amount of distributions paid with our operations. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

Cash Distributions

The following table contains additional information regarding cash distributions declared to our stockholders and noncontrolling interests (HALP II) for each of the quarters during 2014, as well as the sources of payments:

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Quarters Ended (1)	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities (2)
December 31, 2014	$40,377	$1,841	$42,218	$3,060	$—	—%	$45,278	100%

(1)	There were not any cash dividends declared for any other quarters during 2014.

(2)	Cash flows from financing activities primarily includes proceeds from the Offering.

Stock Dividends

The following table outlines our total stock dividends declared for the quarter ended December 31, 2014.

		Stockholders
Dividends for the Quarter Ended (1)	Issuance Date	Shares	Amount (2)
December 31, 2014	1/1/2015	737	$7,367

(1)	There were not any stock dividends declared for any other quarters during 2014.

(2)	Amount based on our $10.00 per share offering price.

Debt Financings

In December 2014, in connection with the acquisition of 2819 Loker Avenue East, we borrowed $24.2 million under the Hines Credit Facility.

Contributions From Noncontrolling Interests

In September 2013, HALP II made its initial capital contribution to the Operating Partnership of $190,000 and, accordingly, owned a 95.0% limited partner interest in the Operating Partnership. As of December 31, 2014, HALP II owned a 4.8% limited partner interest in the Operating Partnership.

Results of Operations

Our results of operations for the year ended December 31, 2014 and the period from July 31, 2013 (date of inception) through December 31, 2013 are not indicative of those expected in future periods as we did not meet our minimum offering requirements until September 2014 (and have not met our minimum offering requirements with respect to Pennsylvania and Washington) and did not make our first real estate investment until December 2014. Amounts recorded in our consolidated statements of operations for the year ended December 31, 2014 are due to the following:

•	Total revenues, property operating expenses, real property taxes, property management fees, depreciation and amortization, and interest expense relate to the operation of 2819 Loker Avenue East.

•	Acquisition-related expenses represent costs incurred on 2819 Loker Avenue East and properties which we may acquire in future periods.

•
We expect to pay monthly asset management fees to our Advisor based on an annual fee equal to 0.75% of the cost of our real estate investments. As described previously, our Advisor has agreed to waive asset management fees for the quarter ended December 31, 2014 to the extent that our MFFO does not exceed our distributions for the quarter ended December 31, 2014. Accordingly, our Advisor waived the entire asset management fee for the quarter ended December 31, 2014 totaling $16,258.

•
We pay our Advisor acquisition fees equal to 2.25% of the purchase price of our real estate investments. As a result, we incurred a $570,375 acquisition fee related to our acquisition of 2819 Loker Avenue East in December 2014.

•
General and administrative expenses for the year ended December 31, 2014 primarily consist of legal and accounting fees, costs and expenses associated with our board of directors, and insurance costs. Certain of these costs are variable and will increase in the future as we continue to raise capital and make additional real estate investments.

•	Total loss attributable to noncontrolling interests for the year ended December 31, 2014 relates to our allocation of our net loss to HALP II based on its ownership in the Operating Partnership.

Funds from Operations and Modified Funds from Operations

Funds from Operations (“FFO”) is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and is widely recognized by investors and analysts as one measure of operating performance of a real estate company. FFO excludes items such as real estate depreciation and amortization. Depreciation and amortization, as applied in accordance with GAAP, implicitly assumes that the value of real estate assets diminishes predictably over time and also assumes that such assets are adequately maintained and renovated as required in order to maintain their value. Since real estate values have historically risen or fallen with market conditions such as occupancy rates, rental rates, inflation, interest rates, the business cycle, unemployment and consumer spending, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies using historical cost accounting alone is insufficient. In addition, FFO excludes gains and losses from the sale of real estate and impairment charges related to depreciable real estate assets and in-substance real estate equity investments, which we believe provides management and investors with a helpful additional measure of the historical performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs. A property will be evaluated for impairment if events or circumstances indicate that the carrying amount may not be recoverable (i.e. the carrying amount exceeds the total estimated undiscounted future cash flows from the property). Undiscounted future cash flows are based on anticipated operating performance, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows. While impairment charges are excluded from the calculation of FFO as described above, stockholders are cautioned that due to the limited term of our operations, it could be difficult to recover any impairment charges.

In addition to FFO, management uses MFFO, as defined by the Investment Program Association, (the “IPA”), as a non-GAAP supplemental financial performance measure to evaluate our operating performance. The IPA has recommended the use of MFFO as a supplemental measure for publicly registered, non-listed REITs to enhance the assessment of the operating performance of a non-listed REIT. MFFO is not equivalent to our net income or loss as determined under GAAP, and MFFO may not be useful as a measure of the long-term operating performance of our investments or as a comparative measure to other publicly registered, non-listed REITs if we do not continue to operate with a limited life and targeted exit strategy, as currently intended and described herein. MFFO includes funds generated by the operations of our real estate investments and funds used in our corporate-level operations. MFFO is based on FFO, but includes certain additional adjustments which we believe are appropriate. Such items include reversing the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment and certain other items as described below. Some of these adjustments are necessary to address changes in the accounting and reporting rules under GAAP such as the accounting for acquisition-related expenses from a capitalization/depreciation model to an expensed-as-incurred model that were put into effect in 2009 and other changes to GAAP rules for real estate subsequent to the establishment of NAREIT’s definition of FFO. These changes in the accounting and reporting rules under GAAP affected all industries, and as a result of these changes, acquisition fees and expenses are typically accounted for as operating expenses under GAAP. Management believes these fees and expenses do not affect our overall long-term operating performance. These changes also have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives.

Other adjustments included in MFFO are necessary to address issues that are common to publicly registered, non-listed REITs. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs like us are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offerings to make real estate investments, and intend to begin the process of considering our alternatives for the execution of a Liquidity Event (i.e., a sale of our assets, our sale or merger, a listing of our shares on a national securities exchange, or another similar transaction) eight to ten years following the commencement of the Offering. Thus, as a limited life REIT we will not continuously purchase assets and will have a limited life.

The purchase of properties, and the corresponding expenses associated with that process, including acquisition fees and expenses, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our stockholders. MFFO excludes acquisition fees payable to our Advisor and acquisition expenses. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to our stockholders. All paid and accrued acquisition fees and expenses with respect to the acquisition of a property negatively impact our operating performance during the period in which the property is acquired and will have negative effects on returns to our stockholders, the potential for future distributions, and future cash flows, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, the related acquisition fees and expenses and other costs related to such property. In addition, if we acquire a property after all offering proceeds from the Offering have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless our Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to the Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. Since MFFO excludes acquisition fees and expenses, MFFO would only be comparable to the operations of non-listed REITs that have completed their acquisition activity and have other similar operating characteristics.

Management uses MFFO to evaluate the financial performance of our investment portfolio, including the impact of potential future investments. In addition, management uses MFFO to evaluate and establish our distribution policy and the sustainability thereof. Further, we believe MFFO is one of several measures that may be useful to investors in evaluating the potential performance of our portfolio following the conclusion of the acquisition phase, as it excludes acquisition fees and expenses, as described herein.

MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value and there is no net asset value determination during the offering stage and for a period thereafter. MFFO is useful in assisting management and investors in assessing the sustainability (that is, the capacity to continue to be maintained) of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value because impairments are taken into account in determining net asset value but not in determining MFFO.

FFO and MFFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. In addition, FFO and MFFO should not be considered as alternatives to net income (loss) or income (loss) from continuing operations as an indication of our performance or as alternatives to cash flows from operating activities as an indication of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO and MFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. Please see the limitations listed below associated with the use of MFFO:

•
As we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments that are increases to MFFO are, and may continue to be, a significant use of cash and dilutive to the value of an investment in our shares.

•
MFFO excludes acquisition fees payable to our Advisor and acquisition expenses. Although these amounts reduce net income, we generally fund such costs with proceeds from our offering and acquisition-related indebtedness and do not consider these fees and expenses in the evaluation of our operating performance and determining MFFO.

•
We utilize the definition of FFO as set forth by NAREIT and the definition of MFFO as set forth by the IPA. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs, if they use different approaches.

•
Our business is subject to volatility in the real estate markets and general economic conditions, and adverse changes in those conditions could have a material adverse impact on our business, results of operations and MFFO. Accordingly, the predictive nature of MFFO is uncertain and past performance may not be indicative of future results.

Neither the SEC, NAREIT nor any regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or a regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations for the year ended December 31, 2014 and the period from inception through December 31, 2014. As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the two periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

	Year Ended December 31, 2014	Period from July 31, 2013 (date of inception) through December 31, 2014
Net income (loss)	$(1,327,663)	$(1,327,663)
Depreciation and amortization (1)	49,288	49,288
Adjustments for noncontrolling interests (2)	184,584	184,584
Funds from operations	(1,093,791)	(1,093,791)
Other components of revenues and expenses (3)	(5,895)	(5,895)
Acquisition fees and expenses (4)	698,829	698,829
Adjustments for noncontrolling interests (2)	(33,122)	(33,122)
Modified Funds From Operations	$(433,979)	$(433,979)
Basic and Diluted Loss Per Common Share Attributable to Common Stockholders	$(14.67)	$(19.29)
Funds From Operations Per Common Share	$(14.06)	$(18.50)
Modified Funds From Operations Per Common Share	$(5.58)	$(7.34)
Weighted Average Shares Outstanding	77,779	59,139

Notes to the table:

(1)
Represents the depreciation and amortization of real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO.

(2)	Includes income attributable to noncontrolling interests and all adjustments to eliminate the noncontrolling interests’ share of the adjustments to convert our net loss to FFO and MFFO.

(3)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the year ended December 31, 2014 and the period from inception through December 31, 2013:

	Year Ended December 31, 2014	Period from July 31, 2013 (date of inception) through December 31, 2014
Straight-line rent adjustment (a)	$(5,895)	$(5,895)
	$(5,895)	$(5,895)

(a)
Represents the adjustments to rental revenue as required by GAAP to recognize minimum lease payments on a straight-line basis over the respective lease terms.  We have excluded these adjustments from our evaluation of our operating performance and in determining MFFO because we believe that the rent that is billable during the current period is a more relevant measure of our operating performance for such period.

(4)
Represents acquisition expenses and acquisition fees paid to our Advisor that are expensed in our consolidated statements of operations. We fund such costs with proceeds from our offering, and therefore do not consider these expenses in evaluating our operating performance and determining MFFO.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets to fund distributions to our stockholders. We funded 100% of distributions for the year ended December 31, 2014 with cash flows from financing activities, which includes offering proceeds. The Advisor waived $16,258 of asset management fees payable to it for the three months ended December 31, 2014. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 7 — Related Party Transactions in the Notes to the Consolidated Financial Statements and Part III, Item 13—Certain Relationships and Related Transactions, and Director Independence contained elsewhere in this Annual Report on Form 10-K for additional information concerning our related-party transactions and agreements.

Off-Balance Sheet Arrangements

As of December 31, 2014 and 2013, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2014. Specifically included are our obligations under long-term debt agreements:

	Payments due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Hines Credit Facility (1)	$24,461,360	$—	$—	$—	$24,461,360

(1)	Includes principal and interest payments outstanding as of December 31, 2014.

Recent Developments and Subsequent Events

Bishop’s Square

In March 2015, we acquired Bishop’s Square, a Class A office building, located in the central business district of Dublin, Ireland. The contract purchase price was €92.0 million (approximately $103.5 million assuming a rate of $1.12 per EUR as of the transaction date), exclusive of transaction costs and working capital reserves. The building contains approximately 153,529 square feet of net rentable area that is 100% leased to five tenants. As a result of the acquisition of Bishop’s Square, we incurred approximately $2.3 million in acquisition fees payable to our Advisor.

We have not concluded our accounting for this recent acquisition, but we expect that the purchase price will primarily be allocated to building, land and intangible lease assets and liabilities.

In connection with the acquisition of Bishop’s Square, we, through a wholly-owned subsidiary, entered into a secured facility agreement (the “Bishop’s Square Facility”) with DekaBank Deutsche Girozentrale totaling €55.2 million (approximately $62.1 million assuming a rate of $1.12 per EUR as of the transaction date). The Bishop’s Square Facility requires quarterly interest payments beginning in July 2015 and repayment of principal upon the maturity of the Bishop’s Square Facility on March 2, 2022. The Bishop’s Square Facility has a floating interest rate of EURIBOR plus 1.30%. At the date of the initial draw, the interest rate was 1.38%. The Bishop’s Square Facility may be repaid in full prior to maturity, subject to a prepayment premium if it is repaid in the first three years. In accordance with the terms of the facility agreement, we entered into a €55.2 million (approximately $62.1 million assuming a rate of $1.12 per EUR as of the transaction date) three-year interest rate cap at 2% to limit exposure to interest rate fluctuations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk, currency risk and real estate valuation risk are the primary market risks to which we are exposed. As of December 31, 2014, we were exposed to the market risk listed below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of December 31, 2014, we had $24.2 million of debt outstanding under the Hines Credit Facility, which requires interest at a variable rate. If interest rates were to increase by 1%, we would incur an additional $242,000 in interest expense. See Note 5 — Debt Financing in the Notes to the Consolidated Financial Statements for more information concerning our outstanding debt.

Other Risks

In our initial quarters of operations, and from time to time thereafter, our cash flow from operations may be insufficient to fund distributions to stockholders. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. As described elsewhere in this Annual Report on Form 10-K, our Advisor has agreed to waive $16,258 of asset management fees payable to it for the year ended December 31, 2014, in order to more closely align the amount of distributions paid with our operations. Our Advisor has also agreed to waive the asset management fees otherwise payable to it for each of the quarters ended March 31, 2015 and June 30, 2015, to the extent that our MFFO for such quarters, as disclosed in our Quarterly Report on Form 10-Q, amounts to less than 100% of the aggregate distributions declared to our stockholders for each respective quarter. There can be no assurances that our Advisor will continue this waiver, and if not, cash available to pay distributions in future periods may be reduced.

We invest proceeds we receive from our public offerings in short-term, highly-liquid investments until we use such funds to make real estate investments. Although we do not expect that income we earn on these temporary investments will be substantial, our earnings will be subject to the fluctuations of interest rates and their effect on these investments.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hines Global REIT II, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines Global REIT II, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2014 and for the period from July 31, 2013 (date of inception) through December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Global REIT II, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the year ended December 31, 2014 and for the period from July 31, 2013 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Houston, Texas
March 25, 2015

HINES GLOBAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013

	2014	2013
ASSETS
Investment property, net	$21,355,421	$—
Cash and cash equivalents	2,726,742	200,000
Tenant and other receivables, net	68,160	—
Intangible lease assets, net	3,945,291	—
Deferred financing costs, net	8,925	—
Other assets	446,275	—
Total assets	$28,550,814	$200,000
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$259,111	$—
Due to affiliates	5,213,634	—
Distributions payable	18,371	—
Note payable to affiliate	24,200,000	—
Total liabilities	$29,691,116	$—

Commitments and contingencies (Note 9)	—	—

Equity:
Stockholders’ equity (deficit):
Preferred shares, $0.001 par value; 500,000,000 preferred shares authorized, none issued or outstanding as of December 31, 2014 and 2013	—	—
Class A common stock, $0.001 par value; 1,500,000,000 authorized; 420,541 and 1,111 issued and outstanding as of December 31, 2014 and 2013, respectively	421	1
Additional paid-in capital	—	9,999
Accumulated deficit	(1,140,723)	—
Total stockholders’ equity (deficit)	(1,140,302)	10,000
Noncontrolling interests	—	190,000
Total equity (deficit)	(1,140,302)	200,000
Total liabilities and equity	$28,550,814	$200,000

See notes to the consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2014 and for the Period from
July 31, 2013 (date of inception) through December 31, 2013

	Year Ended December 31, 2014	Period from July 31, 2013 (date of inception) through December 31, 2013
Revenues:
Rental revenue	$94,327	$—
Total revenues	94,327	—
Expenses:
Property operating expenses	21,919	—
Real property taxes	9,460	—
Property management fees	1,769	—
Depreciation and amortization	49,288	—
Acquisition related expenses	131,454	—
Asset management and acquisition fees	570,375	—
Organizational expenses	63,164	—
General and administrative expenses	554,476	—
Total expenses	1,401,905	—
Income (loss) before other income (expenses)	(1,307,578)	—
Other income (expenses):
Interest expense	(20,328)	—
Interest income	243	—
Net income (loss)	(1,327,663)	—
Net (income) loss attributable to noncontrolling interests	186,940	—
Net income (loss) attributable to common stockholders	$(1,140,723)	$—
Basic and diluted income (loss) per Class A common share	$(14.67)	$—
Weighted average number of common shares outstanding	77,779	1,113

See notes to the consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2014 and for the Period from
July 31, 2013 (date of inception) through December 31, 2013

Hines Global REIT II, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests
	Class A
	Shares	Amount
Balance at July 31, 2013 (date of inception)	—	$—	$—	$—	$—	$—
Issuance of common shares	1,111	1	9,999	—	10,000	—
Contributions from noncontrolling interest	—	—	—	—	—	190,000
Balance as of December 31, 2013	1,111	$1	$9,999	$—	$10,000	$190,000

Hines Global REIT II, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests
	Class A
	Shares	Amount
Balance as of January 1, 2014	1,111	$1	$9,999	$—	$10,000	$190,000
Issuance of common shares	419,430	420	3,863,201	—	3,863,621	—
Distributions declared	—	—	(42,218)	—	(42,218)	(3,060)
Selling commissions and dealer manager fees	—	—	(88,208)	—	(88,208)	—
Issuer costs	—	—	(3,742,774)	—	(3,742,774)	—
Net income (loss)	—	—	—	(1,140,723)	(1,140,723)	(186,940)
Balance as of December 31, 2014	420,541	$421	$—	$(1,140,723)	$(1,140,302)	$—

See notes to the consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2014 and for the Period from
July 31, 2013 (date of inception) through December 31, 2013

	Year Ended December 31, 2014	Period from July 31, 2013 (date of inception) through December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,327,663)	$—
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	49,288	—
Changes in assets and liabilities:
Change in other assets	(71,052)	—
Change in tenant and other receivables	(5,960)	—
Change in accounts payable and accrued expenses	106,685	—
Change in other liabilities	(88,432)	—
Change in due to affiliates	1,095,836	—
Net cash from operating activities	(241,298)	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(25,110,781)	—
Net cash from investing activities	(25,110,781)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,800,833	10,000
Contribution from noncontrolling interest	—	190,000
Payment of issuer costs	(17,250)	—
Payment of selling commissions and dealer manager fees	(77,885)	—
Distributions paid to stockholders and noncontrolling interests	(26,877)	—
Proceeds from related party note payable	24,200,000	—
Net cash from financing activities	27,878,821	200,000
Net change in cash and cash equivalents	2,526,742	200,000
Cash and cash equivalents, beginning of period	200,000	—
Cash and cash equivalents, end of period	$2,726,742	$200,000

Supplemental Schedule of Non-Cash Financing Activities
Distributions declared and unpaid	$18,371	$—
Offering proceeds due from transfer agent	$62,200	$—
Non-cash net liabilities acquired	$239,219	$—
Offering costs payable to the Advisor	$4,107,475	$—

See notes to the consolidated financial statements.

HINES GLOBAL REIT II, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Hines Global REIT II, Inc. (the “Company”), was formed as a Maryland corporation on July 31, 2013 for the purpose of engaging in the business of investing in and owning commercial real estate properties and other real estate investments. The business of the Company is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement, dated as of August 15, 2014, between the Company, the Advisor and the Operating Partnership (defined below).

On July 31, 2013, the Company and Hines Global REIT II Associates Limited Partnership (“HALP II”), an affiliate of the Advisor, formed Hines Global REIT II Properties, LP (the “Operating Partnership”). On September 6, 2013, Hines Global REIT II Investor Limited Partnership, an affiliate of the Advisor, purchased 1,111.111 shares of common stock for $10,000 and was admitted as the initial stockholder of the Company. Additionally, HALP II made initial capital contributions to the Operating Partnership of $190,000 and, accordingly, owned a 95.0% limited partner interest in the Operating Partnership. As of December 31, 2014, HALP II owned a 4.8% limited partner interest in the Operating Partnership.

On August 20, 2014, the Company commenced an offering of up to $2,500,000,000 of Class A common stock, at a price of $10.00 per share for sale to the public (the “Offering”). The Company engaged Hines Securities, Inc. (“HSI”), an affiliate of the Advisor, to serve as the dealer manager for the Offering and market its shares. On September 26, 2014, the Company received an investment of $2.0 million from Hines Global REIT II Investor Limited Partnership and achieved the minimum offering requirements pursuant to the terms of the Offering in all states except for Pennsylvania and Washington, which have higher minimum offering requirements. As of March 18, 2015, the Company had received gross offering proceeds of $18.3 million from the sale of 1.9 million common shares.

The Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Properties purchased by the Company may have varying uses, including office, retail, industrial, multi-family residential and hospitality or leisure. The Company may invest in operating properties, properties under development, and undeveloped properties such as land. In addition, the Company may also make other real estate investments including equity or debt interests, which may include securities, in other real estate entities and debt related to real estate. The Company made its initial real estate investment in December 2014 and, as a result, owned one property, 2819 Loker Avenue East, as of December 31, 2014. The Class A industrial building, located in Carlsbad, California, consists of 161,310 square feet of leasable space. In March 2015, the Company acquired Bishop’s Square, a Class A office building in Dublin, Ireland. See Note 11 — Subsequent Events for additional information.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of the consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its assumptions and estimates on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Additionally, application of the Company’s accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Presentation

The consolidated financial statements of the Company include the accounts of Hines Global REIT II, Inc. and the Operating Partnership (over which the Company exercises financial and operating control). All intercompany balances and transactions have been eliminated in consolidation.

Investment Property and Lease Intangibles

Real estate assets acquired by the Company are stated at fair value at the date of acquisition less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements that extend the useful life of the assets are capitalized and maintenance and repair costs are expensed as incurred.

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, are recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties are included in the Company’s results of operations from their respective dates of acquisition. Estimates of fair values are based upon estimates of future cash flows and other valuation techniques that the Company believes are similar to those used by market participants and are used to record the purchase of identifiable assets acquired, such as land, buildings and improvements, equipment and identifiable intangible assets related to in-place leases and liabilities assumed, such as amounts related to acquired out-of-market leases, asset retirement obligations, and mortgage notes payable. Values of buildings and improvements are determined on an as-if-vacant basis. Initial valuations are subject to change until such information is finalized, which will occur no later than 12 months after the acquisition date. Acquisition-related costs such as transaction costs and acquisition fees paid to the Advisor are expensed as incurred.

The estimated fair value of acquired in-place leases are the costs the Company would have incurred to lease the properties to the occupancy level of the properties at the date of acquisition. Such estimates include the fair value of leasing commissions, legal costs and other direct costs that would be incurred to lease the properties to such occupancy levels. Additionally, the Company evaluates the time period over which such occupancy levels would be achieved. Such evaluation will include an estimate of the net market-based rental revenues and net operating costs (primarily consisting of real estate taxes, insurance and utilities) that would be incurred during the lease-up period. Acquired in-place leases as of the date of acquisition are amortized over the remaining lease terms. Should a tenant terminate its lease, the unamortized portion of the in-place lease value is charged to amortization expense.

Acquired out-of-market lease values (including ground leases) are recorded based on the present value (using a discount rate that reflects the risks associated with the lease acquired) of the difference between the contractual amounts paid pursuant to the in-place leases and management’s estimate of fair market value lease rates for the corresponding in-place leases. The capitalized out-of-market lease values are amortized as adjustments to rental revenue (or ground lease expense, as applicable) over the remaining terms of the respective leases, which include periods covered by bargain renewal options. Should a tenant terminate its lease, the unamortized portion of the out-of-market lease value is charged to rental revenue.

Management estimates the fair value of assumed mortgage notes payable based upon indications of then-current market pricing for similar types of debt with similar maturities. Assumed mortgage notes payable are initially recorded at their estimated fair value as of the assumption date, and the difference between such estimated fair value and the outstanding principal balance of the note will be amortized over the life of the mortgage note payable.

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the year ended December 31, 2014.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

As of December 31, 2014, the Company had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents.

Tenant and Other Receivables

As of December 31, 2014, tenant and other receivables primarily consisted of a $62,200 receivable from our transfer agent related to offering proceeds not yet received. Generally, we expect receivable balances to consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent.  An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.  Tenant and other receivables are shown at cost in the consolidated balance sheets, net of allowance for doubtful accounts, if necessary. As of December 31, 2014, no such allowances have been recorded.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions, tenant inducements and legal costs are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations.  The amortization of these fees was insignificant for the year ended December 31, 2014.

Other Assets

Other assets included the following:

December 31, 2014
Deferred issuer costs	$364,701
Other (1)	81,574
Other assets	$446,275

(1)As of December 31, 2014, this primarily consisted of excess cash held in an escrow account related to timing differences during the completion of the acquisition of 2819 Loker Avenue East.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $5,895 as of December 31, 2014. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Issuer Costs

The Company reimburses the Advisor and its affiliates for any issuer costs related to the Offering that it pays on the Company’s behalf.  Such costs consist of, among other costs, expenses of the Company’s organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. The Company did not have an obligation to reimburse the Advisor for any issuer costs until it achieved its minimum offering requirements on September 26,

2014. Therefore, the Company did not record issuer costs within its financial statements until that time. Organizational issuer costs, such as expenses associated with the formation of the Company and its board of directors are expensed as incurred, and offering-related issuer costs are recorded as an offset to additional paid-in capital. We have recorded a $4.2 million liability to the Advisor for all of the issuer costs incurred by the Advisor, of which $3.7 million has been recorded to stockholders’ equity. Upon receipt of additional offering proceeds, the Company will record the remaining $364,701 in deferred issuer costs to stockholders’ equity.

Income Taxes

The Company intends to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (“the Code”), and expects it will be taxed as such beginning with its taxable year ended December 31, 2015. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to stockholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes. The Company did not elect to be taxed as a REIT for the year ended December 31, 2014. This did not have an impact on the Company’s tax liability or the tax liability of the Company’s stockholders that invested in the Company’s public offering during 2014 since the Company did not have any taxable income for the year ended December 31, 2014.

Reportable Segments

Our current business consists of owning, operating, acquiring, developing, investing in, and disposing of real estate assets. All of our consolidated revenues and property operating expenses are from our one consolidated real estate property that we acquired on December 17, 2014.

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

The Company complies with FASB Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity” which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  When approved, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company had not redeemed any shares of its common stock as of December 31, 2014.

Reclassification of Class T Shares

Previously, the Company intended to offer a combination of Class A shares and Class T shares of common stock for sale to the public. On December 12, 2014, the Company supplemented its Articles of Amendment and Restatement to reclassify 300,000,000 authorized but unissued shares of Class T common stock as Class A common stock. As a result, the Company reclassified 300,000,000 Class T shares authorized on the December 31, 2013 balance sheet into shares of Class A common stock.

Per Share Data

Net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net income (loss) per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding. Earnings per share have been restated for 737 shares in stock dividends through the date of issuance of the financial statements.

Recent Accounting Pronouncements

In August 2014, FASB issued amendments to the Codification to provide guidance on management’s responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or are available to be issued. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on its financial statements.

In January 2015, FASB issued amendments to the Codification to provide guidance on the disclosure of extraordinary items. The amendments eliminate the concept of extraordinary items from GAAP. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on its financial statements.

In February 2015, the FASB issued amendments to the Codification’s consolidation guidance which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in the ASU are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company has not elected to early adopt this standard. The Company does not believe the adoption of this guidance will have a material impact on its financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of December 31, 2014:

December 31, 2014
Buildings and improvements	$14,170,000
Less: accumulated depreciation	(14,579)
Buildings and improvements, net	14,155,421
Land	7,200,000
Investment property, net	$21,355,421

As of December 31, 2014, the cost basis and accumulated amortization related to lease intangibles was as follows:

In-Place Lease
Cost	$3,980,000
Less: accumulated amortization	(34,709)
Net	$3,945,291

Amortization expense of in-place leases was $34,709 for the year ended December 31, 2014.

Anticipated amortization of the Company’s in-place lease for each of the years ending December 31, 2015 through December 31, 2019 are as follows:

In-Place Lease
2015	$860,851
2016	860,851
2017	860,851
2018	860,851
2019	501,887

Leases

The Company has entered into a non-cancelable lease agreement with a tenant for space. As of December 31, 2014, the approximate fixed future minimum rentals for each of the years ending December 31, 2015 through 2019 and thereafter were as follows:

Fixed Future Minimum Rentals
2015	$1,845,225
2016	1,900,582
2017	1,957,599
2018	2,016,327
2019	1,207,255
Thereafter	—
Total	$8,926,988

Of the Company’s total rental revenue for the year ended December 31, 2014, 100% was earned from Acushnet, a tenant in the manufacturing industry, whose lease expires in 2019.

4. RECENT ACQUISITIONS OF REAL ESTATE

The Company made its initial real estate investment in December 2014 through its acquisition of 2819 Loker Avenue East, a Class A industrial property located in Carlsbad, California. The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the $25.4 million purchase price of 2819 Loker Avenue East as follows:

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Total
2819 Loker Avenue East	12/17/2014	$14,170,000	$7,200,000	$3,980,000	$25,350,000

Included in the Company's rental revenue and net loss for the year ended December 31, 2014 was $94,327 in rental revenue and $79,660 in net loss related to 2819 Loker Avenue East. Additionally, at the date of acquisition, the weighted average useful life of 2819 Loker Avenue East's intangible assets was 4.6 years for in-place lease intangibles.

The following unaudited consolidated information is presented to give effect to the current year acquisition through December 31, 2014 as if the acquisition occurred on July 31, 2013 (date of inception). The pro forma net loss was adjusted to exclude acquisition-related expenses of $698,829 for the year ended December 31, 2014. For the period from inception through December 31, 2013, the pro forma net loss was adjusted to include acquisition fees and expenses of 698,829 relating to the 2014 acquisition, as if these fees and expenses had been incurred as of July 31, 2013 (date of inception).

The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on July 31, 2013, nor does it purport to represent our future operations:

	Pro Forma for the Year Ended December 31, 2014	Pro Forma for the Period from July 31, 2013 (date of inception) through December 31, 2013
Revenues	$2,295,290	$955,847
Net income (loss)	$(566,958)	$(795,192)
Basic and diluted income (loss) per common share	$(4.39)	$(6.16)

See Note 11 — Subsequent Events for details regarding our real estate investment that was acquired subsequent to December 31, 2014.

5. DEBT FINANCING

The following table includes all of the Company’s debt outstanding as of December 31, 2014:

	Origination or Assumption Date	Maturity Date		Interest Rate Description	Interest Rate as of December 31, 2014	Principal Outstanding at December 31, 2014
Description
Affiliates Notes Payable
Credit Facility with Hines	12/15/2014	12/15/2016	(1)	Variable (2)	2.16%	$24,200,000
Notes Payable to Affiliates						$24,200,000

(1)
Each advance under the credit facility with Hines (the “Hines Credit Facility”) must be repaid within six months, subject to one six-month extension and subject to the satisfaction of certain conditions. Notwithstanding that each advance under the Hines Credit Facility matures six months after it is made, Hines Global II is required to repay each advance under the Hines Credit Facility with proceeds from its public offering as such proceeds are raised, unless Hines Global II, through the Operating Partnership, enters into a revolving credit facility (the “OP Facility”), at which point Hines Global II may use such proceeds from its public offering to repay the OP Facility, if any, prior to repaying any advances under its credit facility with Hines. The Hines Credit Facility also permits voluntary prepayment of principal and accrued interest.

(2)
Interest on each advance is charged monthly at a variable rate, which is the greater of (i) Hines’ then-current borrowing rate under its revolving credit facility and (ii) if Hines Global II enters into a revolving credit facility through the Operating Partnership, the rate under such facility.

Financial Covenants

The Hines Credit Facility contains customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants related to the Hines Credit Facility as of December 31, 2014.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for each of the years ending December 31, 2015 through December 31, 2019 and for the period thereafter.

	Payments due by Year
	2015	2016	2017	2018	2019	Thereafter
Principal payments	$24,200,000	$—	$—	$—	$—	$—

6.  DISTRIBUTIONS

With the authorization of its board of directors, the Company declared distributions to its stockholders and HALP II for the period from October 1, 2014 through March 31, 2015. These distributions were calculated based on stockholders of record for each day in an amount equal to $0.001575342 per share, per day. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

In addition to the distributions described above, the Company’s board of directors authorized special stock dividends to its stockholders as of daily record dates for the period from October 1, 2014 through March 31, 2015. Stock dividends for the Company’s common shares were calculated based on stockholders of record each day in an amount equal to 0.0000273973 of a share of common stock per share, per day. Shares issued related to the Company’s stock dividends were or will be issued on the first business day of the month following the quarter to which they relate.

Cash Distributions

The following table outlines the Company’s total cash distributions declared to stockholders and noncontrolling interests (HALP II) for the year ended December 31, 2014, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan.

	Stockholders			Noncontrolling Interests
Distributions for the Year Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
December 31, 2014	$40,377	$1,841	$42,218	$3,060

Stock Dividends

The following table outlines the Company’s total stock dividends declared to stockholders for the year ended December 31, 2014.

		Stockholders
Dividends for the Year Ended	Issuance Date	Shares	Amount (1)
December 31, 2014	1/1/2015	737	$7,367

(1)	Amount based on $10.00 per share Offering price.

7.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the year ended December 31, 2014 and amounts unpaid as of December 31, 2014:

Type and Recipient	Incurred During the Year Ended December 31, 2014	Unpaid as of December 31, 2014
Selling Commissions- Dealer Manager	$60,697	$—
Dealer Manager Fee- Dealer Manager	$27,511	10,323
Issuer and Organization Costs- the Advisor	$4,153,388	4,153,388
Acquisition Fee- the Advisor	$570,375	570,375
Asset Management Fee- the Advisor (1)	$—	—
Other (2) - the Advisor	$365,960	365,960
Interest Expense- Hines(3)	$20,328	20,328
Property Management Fee- Hines	$1,769	—
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	$1,260	93,260
Due to Affiliates		$5,213,634

(1)	The Advisor waived $16,258 in asset management fees payable to it during the year ended December 31, 2014. See “—Advisory Agreement” below for a discussion of the asset management fee waiver.

(2)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

(3)	Includes amounts paid related to the Hines Credit Facility.

Dealer Manager Agreement

The Dealer Manager receives a selling commission of up to 7.0% of gross offering proceeds and a dealer manager fee of up to 3.0% of gross offering proceeds, both of which are recorded as an offset to additional paid-in-capital in the Company’s financial statements. Pursuant to separately negotiated agreements, the Dealer Manager may reallow all of its commission and a portion of its dealer manager fee to broker-dealers participating in the Offering. The Dealer Manager, in its sole discretion, may also pay to participating broker dealers out of its dealer manager fee a marketing fee and may reimburse participating broker dealers for distribution and marketing-related costs and expenses, such as costs associated with attending or sponsoring conferences and technology costs. No selling commissions or dealer manager fees will be paid for sales under the Company’s distribution reinvestment plan.

Advisory Agreement

Pursuant to the Advisory Agreement and the Operating Partnership Agreement, the Company is required to pay the following fees and expense reimbursements:

Acquisition Fee – The Advisor receives acquisition fees of 2.25% of (i) the purchase price of real estate investments acquired, including any debt attributable to such investments, or the total principal amounts borrowed under any loans made or acquired directly by the Company, or (ii) when the Company makes an investment or makes or acquires a loan indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity, including any debt attributable to such investments, or the total principal amount borrowed under any loans made or acquired by that entity.

Asset Management Fee – The Advisor also receives asset management fees of 0.0625% per month of the cost of the Company’s real estate investments at the end of each month; provided that, if the Company’s board of directors has determined an estimated net asset value per share, then, with respect to real estate investments included in the board of director’s determination, the asset management fees will be equal to 0.0625% per month of the most recently determined value of such real estate investments at the end of each month.

In September 2014, the Advisor agreed to waive the asset management fees otherwise payable to it for the quarter ended December 31, 2014, to the extent that the Company’s modified funds from operations (“MFFO”) for the quarter ended December 31, 2014, as disclosed in this Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to the Company’s stockholders for the quarter ended December 31, 2014. As a result of this waiver, the Advisor waived $16,258 of asset management fees payable to it for the year ended December 31, 2014.

Furthermore, in December 2014, the Advisor also agreed to waive the asset management fees otherwise payable to it for the quarters ended March 31, 2015 and June 30, 2015, to the extent that the Company’s MFFO for such quarters, as disclosed in the Company’s Quarterly Report on Form 10-Q, amounts to less than 100% of the aggregate distributions declared to the Company’s stockholders for each respective quarter. As a result of these fee waivers, cash flows from operations that would have been paid to the Advisor for asset management fees may be available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that are waived will not be paid to the Advisor in cash at any time in the future.

Disposition Fee – If the Advisor, its affiliates or related parties provide a substantial amount of services, as determined in good faith by a majority of the Company’s independent directors, the Company will pay the Advisor, its affiliates or related parties a disposition fee in an amount equal to (a) 1.0% of the market value determined in connection with a listing of the Company’s common stock on a national securities exchange, or 1.0% of the gross consideration received or to be received by the Company or its stockholders upon the occurrence of any other liquidity event involving the Company or the Operating Partnership, pursuant to which the Company’s stockholders receive in exchange for their shares of the Company’s common stock, cash, listed securities, securities redeemable for cash, or a combination thereof, or (b) 1.0% of the gross sales price upon the sale or transfer of one or more real estate investments (including a sale of all of the Company’s real estate investments).

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

Special OP Units – An affiliate of the Advisor holds special partnership interests in the Operating Partnership (“Special OP Units”), which will entitle them to receive distributions in an amount equal to 15.0% of distributions, including from sales of real estate investments, refinancings and other sources, but only after the Company’s stockholders have received, or are deemed to have received, in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual return on such invested capital.

Additionally, at the sole discretion of the Advisor, the acquisition fees, asset management fees or disposition fees are payable, in whole or in part, in cash or units of the Operating Partnership (“OP Units”). In the case of the disposition fee, the Advisor may also elect to be paid, if applicable, in securities issued by another entity. For the purposes of the payment of these fees, each OP Unit will be valued at the per share offering price of the Company’s common stock in the Company’s most recent public offering less selling commissions and dealer manager fees payable with respect to such common stock, to account for the fact that no selling commissions or dealer manager fees will be paid in connection with any such issuances. Each OP unit will be convertible into one share of the Company’s common stock. The Company will recognize the expense related to these OP Units as the related service is performed, as each OP Unit will be fully vested upon issuance.

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

In addition, as described in Note 2 — Summary of Significant Accounting Policies – Issuer Costs, the Company reimburses the Advisor for any issuer costs paid on its behalf. However, the total reimbursement related to issuer costs, selling commissions and dealer manager fees may not exceed 15.0% of gross proceeds from the Offering.

Property Management and Leasing Agreements

The Company pays Hines fees for the management and leasing of the Company’s properties. Property management fees will be paid in an amount equal to a market-based percentage of the gross revenues of the properties managed by Hines. In addition, if Hines provides leasing services with respect to a property, the Company will pay Hines leasing fees in an amount equal to the leasing fees charged by unaffiliated persons rendering comparable services in the same geographic area of the applicable property. The Company generally will be required to reimburse Hines for certain operating costs incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs will be the cost of personnel and overhead expenses related to such personnel located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreement.

Hines may perform construction management services for the Company for both re-development activities and tenant construction. These fees are considered incremental to the construction effort and will be capitalized to the associated real estate project as incurred. Costs related to tenant construction will be depreciated over the estimated useful life. Costs related to redevelopment activities will be depreciated over the estimated useful life of the associated project. Leasing activities will generally be performed by Hines on the Company’s behalf. Leasing fees will be capitalized and amortized over the life of the related lease.

Transactions with Affiliates

In December 2014, the Company entered into the Hines Credit Facility, which has a maximum commitment amount of $75.0 million to provide financing for acquisitions and other working capital needs. See Note 5 — Debt Financing for additional information regarding this loan agreement.

In addition to its initial capital contribution in September 2013, in September 2014, Hines Global REIT II Investor Limited Partnership, an entity wholly-owned by Jeffrey C. Hines, invested $2.0 million to purchase shares the Company’s common stock through the Offering (no selling commissions or dealer manager fees were incurred). As a result of this investment, the Company satisfied the minimum offering requirements in all states other than Pennsylvania and Washington.

8.  FAIR VALUE MEASUREMENTS

Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices observable for the asset or liability, such as interest rates and yield curves observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In instances in which the inputs used to measure fair value may fall into different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety has been determined is based on the lowest level input significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

As of December 31, 2014, the Company estimated that the book value of its note payable approximates its fair value. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, tenant and other receivables, accounts payable and accrued expenses, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments.

9. COMMITMENTS AND CONTINGENCIES

The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the year ended December 31, 2014.

	Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$—	$—	$—	$94,327
Net income (loss)	$—	$—	$(283,389)	$(1,044,274)
Net (income) loss attributable to noncontrolling interests	$—	$—	$190,000	$(3,060)
Net income (loss) attributable to common stockholders	$—	$—	$(93,389)	$(1,047,334)
Income (loss) per Class A common share, basic and diluted	$—	$—	$(7.07)	$(3.57)

11. SUBSEQUENT EVENTS

Bishop’s Square

In March 2015, the Company acquired Bishop’s Square, a Class A office building, located in the central business district of Dublin, Ireland. The contract purchase price was €92.0 million (approximately $103.5 million assuming a rate of $1.12 per EUR as of the transaction date), exclusive of transaction costs and working capital reserves. The building contains approximately 153,529 square feet of net rentable area and is 100% leased to five tenants. As a result of the acquisition of Bishop’s Square, the Company incurred approximately $2.3 million in acquisition fees payable to the Advisor.

The Company has not concluded its accounting for this recent acquisition, but it expects that the purchase price will primarily be allocated to building, land and intangible assets and liabilities.

In connection with the acquisition of Bishop’s Square, a wholly-owned subsidiary of the Company entered into a secured facility agreement (the “Bishop's Square Facility”) with DekaBank Deutsche Girozentrale totaling €55.2 million (approximately $62.1 million assuming a rate of $1.12 per EUR as of the transaction date). The Bishop's Square Facility requires quarterly interest payments beginning in July 2015 and repayment of principal upon the maturity of the Bishop's Square Facility on March 2, 2022. The Bishop's Square Facility has a floating interest rate of EURIBOR plus 1.30%. At the date of the initial draw, the interest rate was 1.38%. The Bishop's Square Facility may be repaid in full prior to maturity, subject to a prepayment premium if it is repaid in the first three years. In accordance with the terms of the facility agreement, the Company entered into a €55.2 million (approximately $62.1 million assuming a rate of $1.12 per EUR as of the transaction date) three-year interest rate cap at 2% to limit exposure to interest rate fluctuations.

*****

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by SEC rules for newly public companies.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of the date of this report, our directors and executive officers, their ages and their positions and offices are as follows:

Name	Age	Position and Office with Hines Global II
Jeffrey C. Hines	59	Director and Chairman of the board of directors
Charles M. Baughn	60	Director
Humberto “Burt” Cabañas	67	Independent Director
Dougal A. Cameron	57	Independent Director
John O. Niemann, Jr.	58	Independent Director
Sherri W. Schugart	49	President and Chief Executive Officer
Ryan T. Sims	43	Chief Financial Officer and Secretary
David L. Steinbach	38	Chief Investment Officer
Kevin L. McMeans	50	Asset Management Officer
J. Shea Morgenroth	39	Chief Accounting Officer and Treasurer

Jeffrey C. Hines. Mr. Hines joined Hines in 1982. Mr. Hines serves as our Chairman of the board of directors and Chairman of the managers of the general partner of our Advisor. Mr. Hines also serves as the Chairman of the board of directors of Hines Global REIT, Inc. ("Hines Global I") and Chairman of the managers of the general partner of Hines Global REIT Advisors LP, the advisor to Hines Global I. Mr. Hines has been the Chairman of the board of directors of Hines Real Estate Investment Trust, Inc. ("Hines REIT"), Chairman of the managers of the general partner of HALP Associates Limited Partnership, the advisor to Hines REIT and a member of the management board of the Hines US Core Office Fund LP ("Core Fund"), since August 2003. He is also the co-owner and President and Chief Executive Officer of the general partner of Hines and is a member of Hines’ Executive Committee. He became President of the general partner of Hines in 1990 and Chief Executive Officer of the general partner of Hines in January 2008 and has overseen a major expansion of the firm’s personnel, financial resources, domestic and foreign market penetration, products and services. He directed development of the firm’s first $846 million Emerging Markets Fund that provided start-up capital for projects in emerging international markets. He has been a major participant in the development of the Hines domestic and international acquisition program and currently oversees a portfolio with controlled assets valued at approximately $30.8 billion as of June 30, 2014. Mr. Hines graduated from Williams College with a B.A. in Economics and received his M.B.A. from the Harvard Business School. Mr. Hines is the son of Gerald D. Hines.

We believe that Mr. Hines’ career, spanning more than 30 years in the commercial real estate industry, including his service as Chairman of the board of directors of Hines REIT and Hines Global I, his leadership of Hines, his participation in Hines’ international acquisition program and the depth of his knowledge of Hines and its affiliates, provide him with the business expertise and leadership experience necessary to serve as Chairman of our board of directors.

Charles M. Baughn. Mr. Baughn joined Hines in 1984. Mr. Baughn serves as a member of our board of directors and as a manager of the general partner of our Advisor. Mr. Baughn also serves as a member of the board of directors of Hines Global I and as a member of the general partner of its Advisor. Mr. Baughn has also been a member of the board of directors of Hines REIT since April 2008 and a manager of the general partner of its Advisor since August 2003. Mr. Baughn also served as Chief Executive Officer of Hines REIT from August 2003 through April 1, 2008. He has served as the Chief Financial Officer of the general partner of Hines since 2012. In this role, he is responsible for overseeing Hines’ operating business including central services, balance sheet-related activities and bank and other debt financing. Previously, he has also served as an Executive Vice President and CEO—Capital Markets Group of the general partner of Hines from April 2001 through 2012 and, as such, was responsible for overseeing Hines’ capital markets group, which raises, places and manages equity and debt for Hines projects in the U.S. and internationally, Mr. Baughn is also a member of Hines’ Executive Committee and the Chief Executive Officer and a director of our Dealer Manager. Mr. Baughn has also been a member of the management board of the Core Fund since 2003. During his tenure at Hines, he also has contributed to the development or redevelopment of over 9 million square feet of office and special use facilities in the southwestern United States. He graduated from the New York State College of Ceramics at Alfred University with a B.A. and received his M.B.A. from the University of Colorado. Mr. Baughn holds Series 7, 24 and 63 securities licenses.

We believe that the depth and breadth of Mr. Baughn’s experience in the commercial real estate industry acquired during his 30 year career with Hines, including his familiarity with Hines’ financial and investment policies and his experience overseeing the raising, placement and management of equity and debt for Hines’ domestic and international projects, well qualifies him to serve on our board of directors.

Humberto “Burt” Cabañas. Mr. Cabañas has been one of our independent directors since July 2014. Mr. Cabañas is the Founder and Chairman of Benchmark Hospitality International, where he oversees Benchmark’s diverse portfolio, a position he has held since 1987. He also held the position of Chief Executive Officer at Benchmark from 1987 to 2013. Prior to his current position, he served as a Senior Vice President and in various other positions at The Woodlands Corporation, where he was eventually placed in charge of all hospitality operations. He presently serves as director on the Foundation Board of Florida International University and previously served as Chairman of the Industry Advisory Board for the Chaplin School of Hospitality & Tourism Management at Florida International University. Mr. Cabañas is also a founding board member and a past president of the International Association of Conference Centers (IACC). He is a graduate of Florida International University with a Bachelor’s degree in Hotel and Restaurant Management.

We believe Mr. Cabañas’ significant and deep experience in the hotel and hospitality industry and the real estate aspects of that industry makes him well-qualified to serve as one of our directors.

Dougal A. Cameron. Mr. Cameron has been one of our independent directors since July 2014. Mr. Cameron is President and Owner of Cameron Management, a position he has held since his founding of the firm in 1995. Cameron Management is a firm that owns, finances, leases, and manages all of its office buildings in an integrated fashion. From 1991-1994, Mr. Cameron was an owner and investment manager of VNSM Inc., an investment management firm with over $1 billion in assets under management. Prior to this time, he was an accountant with Arthur Young & Company (now Ernst & Young), and he worked as an asset and project manager for Hines Interests Limited Partnership from 1985 to 1991. Additionally, he was on the board of Mosher Inc., a private, closed-end mutual fund from 1992 to 1997. Mr. Cameron holds a bachelor’s degree in Accounting from Texas Tech University and an MBA from Harvard Business School.

We believe that Mr. Cameron is well-qualified to serve as one of our directors due to his background in running a real estate firm since 1995 and his extensive experience in owning, leasing and managing office buildings as the company intends to make investments in office buildings along with other real estate product types.

John O. Niemann, Jr. Mr. Niemann has been one of our independent directors since July 2014. In addition, he has served as an independent director of HMS Income Fund, Inc. (“HMS”), which is a non-listed public business development company that is co-sponsored by Hines, since May 2012 and currently serves as the Chairman of the Audit Committees. He previously served as a director and Chairman of the Audit Committee of Gateway Energy Corporation from June 2010 until December 2013 (when the company went private). Since June 2013, he has served as a Managing Director of Andersen Tax LLC (formerly known as WTAS LLC). He is also the president and chief operating officer of Arthur Andersen LLP, and has been since 2003. He previously served on the administrative board of Arthur Andersen LLP and on the board of partners of Andersen Worldwide. He began his career at Arthur Andersen LLP in 1978 and has served in increasing responsibilities in senior management positions, since 1992. Mr. Niemann has served on the board of directors of many Houston area non-profit organizations, including Strake Jesuit College Preparatory School (past chair of the board), The Regis School of the Sacred Heart (past chair of the board), The Houston Symphony, The University of St. Thomas, The Alley Theatre and Taping for the Blind, Inc. He graduated with a bachelor of arts in managerial studies (magna cum laude) and a masters in accounting from Rice University and received a juris doctor (summa cum laude) from the South Texas College of Law.

We believe Mr. Niemann’s significant experience in the public accounting industry, including 37 years in various capacities at Arthur Andersen LLP makes him well qualified to serve as one of our directors and as the audit committee financial expert. Drawing on this experience, Mr. Niemann is able to provide valuable insights regarding our investment strategies, internal controls, and financial reporting. In addition, through his experience serving on the board of directors of other public companies, Mr. Niemann has previous experience in the requirements of serving on a public company board.

Sherri W. Schugart. Ms. Schugart joined Hines in 1995. Ms. Schugart serves as President and Chief Executive Officer for us and for the general partner of our Advisor. Ms. Schugart has also served as President and Chief Executive Officer for Hines Global I and for the general partner of its Advisor since March 2013. Additionally, since March 2013, Ms. Schugart has also served as President and Chief Executive Officer for Hines REIT, the general partner of its Advisor and the Core Fund. In these roles, Ms. Schugart is responsible for the overall management of each funds’ business strategy and operations in the U.S. and internationally. Also since March 2013, Ms. Schugart has served as the President and Chief Executive Officer of HMS Income Fund, Inc. (“HMS”) and HMS Adviser GP LLC, the general partner of the adviser to HMS. Additionally, in February 2014, Ms. Schugart was appointed as the Chairperson of the board of directors of HMS. HMS is a public specialty finance company sponsored by Hines, which was formed in 2011 and intends to make debt and equity investments in companies with revenues generally between $10 million and $3 billion that operate in diverse industries. Prior to March 2013, Ms. Schugart had served as the Chief Operating Officer for Hines Global I and the general partner of its Advisor and as the Chief Operating Officer of Hines REIT, the general partner of its Advisor and the Core Fund since November 2011. In these roles, Ms. Schugart was responsible for the execution of each entity’s business plan and oversight of day-to-day business operations, including issues related to portfolio strategy, asset management and all other operational and financial matters of each entity. Ms. Schugart also served as Chief Financial Officer for Hines Global I and the general partner of its Advisor from inception in December 2008 through October 2011. Ms. Schugart also served as the Chief Financial Officer for Hines REIT and the general partner of its Advisor from August 2003 through October 2011 and as the Chief Financial Officer of the Core Fund from July 2004 through October 2011. In these roles, her responsibilities included oversight of financial and portfolio management, equity and debt financing activities, investor relations, accounting, financial reporting, compliance and administrative functions in the U.S. and internationally. She has also been a Senior Managing Director of the general partner of Hines since October 2007 and has served as a director of the Dealer Manager since August 2003. Prior to holding these positions, she was a Vice President in Hines Capital Markets Group raising equity and debt financing for various Hines investment vehicles in the U.S. and internationally. Ms. Schugart has been responsible for arranging and managing more than $10 billion in equity and debt for Hines’ public and private investment funds. Prior to joining Hines, Ms. Schugart spent eight years with Arthur Andersen LLP, where she served both public and private clients in the real estate, construction, finance and banking industries. She holds a Bachelor of Business Administration degree in Accounting from Southwest Texas State University.

David L. Steinbach. Mr. Steinbach joined Hines in 1999. Mr. Steinbach serves as the Chief Investment Officer for us and the general partner for our advisor. Mr. Steinbach also serves as the Chief Investment Officer for Hines Global I and the general partner of its Advisor. In these roles, he is responsible for management of the real estate acquisition program in the U.S. and internationally. He has also served as a Managing Director of the general partner of Hines since February 2011. He has been responsible for the acquisition of over $4 billion in assets for various Hines affiliates in the U.S. and internationally. Prior to this role, he served in various roles in which he was responsible for acquisitions, asset management and property dispositions on behalf of Hines REIT, Hines Global I and the Core Fund, both in the U.S. and internationally. He graduated from Texas A&M University with a Bachelors and Masters in Business Administration.

Kevin L. McMeans. Mr. McMeans joined Hines in 1992. Mr. McMeans serves as the Chief Asset Management Officer for us and the general partner of our Advisor. Mr. McMeans also serves as Asset Management Officer for Hines Global I and the general partner of its Advisor. Mr. McMeans has also been the Asset Management Officer of Hines REIT and the general partner of its Advisor since April 2008. He has also served as the Asset Management Officer of the Core Fund since January 2005. Since February 2015, he has served as the Senior Managing Director of Investment Management of the general partner of Hines. Prior to February 2015, he also served as a Managing Director of Investment Management of the general partner of Hines. In these roles, he is responsible for overseeing the management of the various investment properties owned by each of the funds in the U.S. and internationally. He previously served as the Chief Financial Officer of Hines Corporate Properties, an investment venture established by Hines with a major U.S. pension fund, from 2001 through June 2004. In this role, Mr. McMeans was responsible for negotiating and closing debt financings, underwriting and evaluating new investments, negotiating and closing sale transactions and overseeing the administrative and financial reporting requirements of the venture and its investors. Before joining Hines, Mr. McMeans spent four and a half years at Deloitte & Touche LLP in the audit department. He graduated from Texas A&M University with a B.S. in Computer Science.

Ryan T. Sims. Mr. Sims joined Hines in August 2003. Mr. Sims serves as Chief Financial Officer and Secretary for us and the general partner of our Advisor. Effective November 1, 2011, Mr. Sims was appointed to serve in the position of Chief Financial Officer and Secretary for Hines Global I and the general partner of its Advisor. Effective November 1, 2011, Mr. Sims was also appointed to the position of Chief Financial Officer and Secretary of Hines REIT, the general partner of its Advisor and the Core Fund. Also since 2011, Mr. Sims has served as the Chief Financial Officer and Secretary of HMS and of the general partner of the adviser to HMS. In these positions, Mr. Sims will be responsible for the oversight of financial operations, equity and debt financing activities, investor relations, accounting, financial reporting, tax, legal, compliance and administrative functions in the U.S. and internationally. Prior to this time, Mr. Sims served as the Chief Accounting Officer for Hines Global I and the general partner of its Advisor since their inception in December 2008. Mr. Sims also served as the Chief Accounting Officer for Hines REIT, the general partner of its Advisor and the Core Fund since April 2008. In these roles, he was responsible for the oversight of the accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. He was also responsible for establishing the companies’ accounting policies and ensuring compliance with those policies in the U.S. and internationally. He has also previously served as a Senior Controller for Hines REIT and the general partner of its Advisor from August 2003 to April 2008 and the Core Fund from July 2004 to April 2008. Prior to joining Hines, Mr. Sims was a manager in the audit practice of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a Bachelor of Business Administration degree in Accounting from Baylor University and is a certified public accountant.

J. Shea Morgenroth. Mr. Morgenroth joined Hines in October 2003. Mr. Morgenroth serves as Chief Accounting Officer and Treasurer for us and the general partner of our Advisor. Effective November 1, 2011, Mr. Morgenroth was appointed to serve in the position of Chief Accounting Officer and Treasurer for Hines Global I and the general partner of its Advisor. Effective November 1, 2011, Mr. Morgenroth was also appointed to the position of Chief Accounting Officer and Treasurer of Hines REIT and the general partner of its Advisor. In these roles, Mr. Morgenroth is responsible for the oversight of the treasury, accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. Prior to his appointment, Mr. Morgenroth served as a Senior Controller for Hines Global I and the general partner of its Advisor since their inception in December 2008 and for Hines REIT and the general partner of its Advisor since January 2008 and as a Controller for Hines REIT and its advisor from October 2003 to January 2008. In these roles, he was responsible for the management of the accounting, financial reporting and SEC reporting functions. Prior to joining Hines, Mr. Morgenroth was a manager in the audit practice of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a Bachelor of Business Administration degree in Accounting from Texas A&M University and is a certified public accountant.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which is applicable to our directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions, whether acting in their capacities as our officers or in their capacities as officers of our Advisor or its general partner. The Code of Business Conduct and Ethics covers topics including conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations. Our Code of Business Conduct and Ethics is available, free of charge, on the Corporate Governance section of our website, http://www.hinessecurities.com/reits/hines-global-reit-2/corporate-governance/. You may also obtain a copy of this code by writing to: Hines Global REIT II Investor Relations, 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Waivers from our Code of Business Conduct and Ethics are discouraged, but any waivers from the Code of Business Conduct and Ethics that relate to any executive officer or director must be approved by our Nominating and Corporate Governance Committee and will be posted on our website at http://www.hinessecurities.com/reits/hines-global-reit-2/corporate-governance/ within four business days of any such waiver.

Item 11.  Executive Compensation

Compensation of Directors

The following table sets forth information regarding compensation to our directors during 2014:

2014 Director Compensation

Name	Fees Earned or Paid in Cash	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Humberto “Burt” Cabañas	$45,220	$—	$—	$—	$—	$45,220
Dougal A. Cameron	$46,837	$—	$—	$—	$—	$46,837
John O. Niemann, Jr.	$46,837	$—	$—	$—	$—	$46,837
Jeffery C. Hines and Charles M. Baughn(1)	$—	$—	$—	$—	$—	$—

(1)Messrs. Hines and Baughn, who are employees of Hines, receive no compensation for serving as members of our board of directors.

We paid our independent directors an annual fee of $40,000 (prorated for a partial term), and a fee of $2,000 for each meeting of the board (or any committee thereof) attended in person. If a committee meeting was held on the same day as a meeting of our board of directors, each independent director received $1,500 for each committee meeting attended in person on such day. We also paid each of our independent directors a fee of $750 for each board or committee meeting attended via teleconference, regardless of its length.

We paid the following annual retainers (prorated for a partial term) to the Chairpersons of our board committees for 2014:

•$7,500 to the Chairperson of the Conflicts Committee of the board;

•$10,000 to the Chairperson of the Audit Committee of the board;

•$5,000 to the Chairperson of the Compensation Committee of the board; and

•$5,000 to the Chairperson of the Nominating and Corporate Governance Committee of the board.

All directors are reimbursed by us for reasonable out-of-pocket expenses incurred in connection with attendance at board or committee meetings.

Executive Compensation

We have no employees. Our day-to-day management functions are performed by our Advisor and its affiliates. All of our executive officers are employed by and receive compensation from our Advisor or its affiliates, for all of their services to the Hines organization, including their service as our executive officers. The compensation received by our executive officers is not paid or determined by us, but rather by our Advisor or affiliates of our Advisor based on all the services provided by these individuals to the Hines organization, including us. As a result, we do not have and our compensation committee has not considered, a compensation policy or program for our executive officers and have not included a “Compensation Discussion and Analysis,” or “Compensation Committee Report” in this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows, as of March 2, 2015, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of our outstanding common shares, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the owner of such shares has the sole voting and investment power with respect thereto.

		Common Shares Beneficially Owned (2)
Name of Beneficial Owner (1)	Position	Number of Common Shares		Percentage of Class
Jeffrey C. Hines	Chairman of the Board	223,896.256		18.9%	(3)
Humberto “Burt” Cabañas	Independent Director	11,111.111		*
Dougal A. Cameron	Independent Director	—		—%
John O. Niemann, Jr.	Independent Director	11,135.160		*
Charles M. Baughn	Director	11,267.779		1.0%
Sherri W. Schugart	President and Chief Executive Officer	11,136.682		*
Ryan T. Sims	Chief Financial Officer and Secretary	2,777.930		*
David L. Steinbach	Chief Investment Officer	2,778.387		*
Kevin L. McMeans	Asset Management Officer	2,778.463		*
J. Shea Morgenroth	Chief Accounting Officer and Treasurer	2,781.568		*
Hines Global REIT II Associates Limited Partnership(4)		—	(4)	—%	(4)
All directors and executive officers as a group		279,663.336		23.6%

*    Amount represents less than 1%

(1)	The address of each person listed is c/o Hines Global REIT II, Inc., 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6618.

(2)
For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person is deemed to have “beneficial ownership” of shares of our stock that the person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of the Company’s stock held by each person or group of persons named in the table, any shares that such person or persons have the right to acquire within 60 days of March 2, 2015 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other persons.

(3)
Includes all common shares owned directly by Hines Global REIT II Investor Limited Partnership. Mr. Hines is deemed to be the beneficial owner of the shares owned by Hines Global REIT II Investor Limited Partnership. Mr. Hines may also be deemed to be the beneficial owner of interests held by HALP II.

(4)
Hines Global REIT II Associates Limited Partnership owns: (i) 21,111.111 OP Units in the Operating Partnership and (ii) the Special OP Units, if any. Limited partners in the Operating Partnership may request repurchase of their OP Units for cash or, at our option, common shares on a one-for-one basis, beginning one year after such OP Units were issued. The holder of the Special OP Units is entitled to distributions from the Operating Partnership under certain circumstances. In addition, under the Advisory Agreement, if we are not advised by an entity affiliated with Hines, Hines or its affiliates may cause the Operating Partnership to purchase some or all of the Special OP Units or any other OP Units then held by such entities for cash (or in certain cases, a promissory note) or our shares as determined by the seller.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Our Advisor

We do not have employees. Subject to the supervision of our board of directors, our day-to-day operations are conducted by our Advisor in accordance with the Advisory Agreement. Our Advisor is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, the Chairman of our board of directors, Jeffrey C. Hines, and his father, Gerald D. Hines. All of our executive officers are employed by, and all of our executive officers actively participate in, the management of our Advisor and its affiliates. Jeffrey C. Hines serves as the Chairman of the Managers of the general partner of our Advisor and Charles M. Baughn serves as a Manager of the general partner of our Advisor.

Our executive officers have control and primary responsibility for the management decisions of our Advisor, including the selection of investment properties to be recommended to our board of directors, the negotiations for these investments, and the property management and leasing of properties we acquire directly. Our Advisory Agreement commenced on August 15, 2014 and has a one year term that may be renewed for an unlimited number of successive periods (up to one year at a time) upon the mutual consent of the parties. Renewals of the agreement must be approved by the Conflicts Committee. The Advisory Agreement may be terminated:

•
immediately by us (i) in the event our Advisor commits fraud, criminal conduct, willful misconduct or negligent breach of fiduciary duty, (ii) upon the bankruptcy of our Advisor or its involvement in similar insolvency proceedings or (iii) in the event of a material breach of the Advisory Agreement by our Advisor that remains uncured after 10 days’ written notice;

•	without cause or penalty by us or by our Advisor upon 60 days’ written notice; or

•
immediately by our Advisor upon our bankruptcy or involvement in similar insolvency proceedings or any material breach of the Advisory Agreement by us that remains uncured after 10 days’ written notice.

The Advisor and its affiliates receive compensation and are reimbursed for certain expenses in connection with services provided to us. These payments are summarized below. In the event the Advisory Agreement is terminated, our Advisor will be paid all earned, accrued and unpaid compensation and expense reimbursements within 30 days. Upon termination, we may also be obligated to purchase certain ownership interests owned by our Advisor or other affiliates of Hines under certain circumstances.

The following summarizes fees our Advisor earned under the Advisory Agreement during 2014:

•
Under the Advisory Agreement, we reimbursed our Advisor for all costs incurred by our Advisor or its affiliates in connection with our initial public offering up to a limit (when combined with commissions and the Dealer Manager fee paid in connection with the offering) of 15% of aggregate gross proceeds. Such costs consist of, among other costs, expenses of the Company’s organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. We incurred approximately $4.2 million to our Advisor or its affiliates during 2014 as reimbursement for issuer and organizational costs it incurred as a result of our initial public offering.

•
Under the Advisory Agreement, we pay our Advisor an acquisition fee in connection with investments we make, equal to 2.25% of (i) the purchase price of real estate investments acquired, including any debt attributable to such investments, or the total principal amounts borrowed under any loans made or acquired directly by us, or (ii) when we make an investment or make or acquire a loan indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity, including any debt attributable to such investments, or the total principal amount borrowed under any loans made or acquired by that entity. Under the Advisory Agreement, we also reimburse our Advisor for certain acquisition expenses incurred in connection with the purchase of real estate investments. The Advisor earned $570,375 in acquisition fees during the year ended December 31, 2014, and we will reimburse our Advisor approximately $33,581 related to acquisition expenses incurred in 2014.

•
Under the Advisory Agreement, we pay our Advisor a monthly asset management fee of 0.0625% per month of the cost of our real estate investments at the end of each month; provided that, if our board of directors has determined an estimated net asset value per share, then, with respect to real estate investments included in the board of director’s determination, the asset management fees will be equal to 0.0625% per month of the most recently determined value of such real estate investments at the end of each month. In September 2014, our Advisor agreed to waive the asset management fees otherwise payable to it for the quarter ended December 31, 2014, to the extent that our modified funds from operations (“MFFO”) for the quarter ended December 31, 2014, as disclosed in our Annual Report on Form 10-K for such year, amounts to less than 100% of the aggregate distributions declared to our stockholders for the quarter ended December 31, 2014. As a result of this waiver, the Advisor waived $16,258 of asset management fees payable to it for the three months ended December 31, 2014. Furthermore, our Advisor also agreed to waive the asset management fees otherwise payable to it for each of the quarters ended March 31, 2015 and June 30, 2015, to the extent that our MFFO for such quarters, as disclosed in our Quarterly Report on Form 10-Q, amounts to less than 100% of the aggregate distributions declared to our stockholders for each respective quarter. As a result of these fee waivers, cash flows from operations that would have been paid to the Advisor for asset management fees may be available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that are waived will not be paid to the Advisor in cash at any time in the future.

•
Under the Advisory Agreement, we pay our Advisor a disposition fee in an amount equal to (a) 1.0% of the market value determined in connection with a listing of our common stock on a national securities exchange, or 1.0% of the gross consideration received or to be received by us or our stockholders upon the occurrence of any other liquidity event involving us or the Operating Partnership, pursuant to which our stockholders receive in exchange for their shares of our common stock, cash, listed securities, securities redeemable for cash, or a combination thereof, or (b) 1.0% of the gross sales price upon the sale or transfer of one or more real estate investments (including a sale of all of our real estate investments). Even if the Advisor, its affiliates or related parties receive a disposition fee, we may still be obligated to pay fees or commissions to another third party. However, when a real estate or brokerage fee is payable in connection with a particular transaction, the amount of the disposition fee paid to the Advisor or its affiliates or related parties, as applicable, may not exceed an amount equal to the lesser of (i) one-half of a competitive real estate or brokerage commission and (ii) 1.0% of the gross sales price and, when added to the sum of all real estate or brokerage fees and commissions paid to unaffiliated parties, may not exceed the lesser of (x) a competitive real estate or brokerage commission or (y) an amount equal to 6.0% of the gross sales price. The advisor did not earn any disposition fees during the year ended December 31, 2014.

•
Likewise, under the Advisory Agreement, we will reimburse our Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse the Advisor for any amount by which our operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of our average invested assets, or (B) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period. Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. We did not reimburse the Advisor and its affiliates for such expenses during the year ended December 31, 2014.

We also agreed to indemnify our Advisor against losses it incurs in connection with its performance of its obligations under the Advisory Agreement, subject to terms and conditions in the Advisory Agreement.

The holder of the Special OP Units in the Operating Partnership will be entitled to receive distributions from the Operating Partnership in an amount equal to 15% of distributions, including from sales of real estate investments, refinancings and other sources, but only after our stockholders have received (or are deemed to have received), in the aggregate, cumulative distributions equal to their invested capital plus a 6.0% cumulative, non-compounded annual pre-tax return on such invested capital. The Special OP Units may be converted into OP Units that, at the election of the holder, will be repurchased for cash (or, in the case of (iii) below, a promissory note) or our shares, following: (i) the listing of our common stock on a national securities exchange, or (ii) a merger, consolidation or sale of substantially all of our assets or any similar transaction, a purchase, tender or exchange offer that results in the tender or exchange of more than 50% of our outstanding common shares, or any transaction pursuant to which a majority of our board of directors then in office are replaced or removed or (iii) the occurrence of certain events that result in the termination or non-renewal of our Advisory Agreement.

The Dealer Manager

The Dealer Manager manages our public offering and serves as our dealer manager. The Dealer Manager is an affiliate of Hines and is wholly-owned, indirectly, by Jeffrey C. Hines and his father, Gerald D. Hines. We entered into an amended and restated dealer manager agreement with the Dealer Manager on December 12, 2014 related to our initial public offering.

Pursuant to the Dealer Manager Agreement for our public offering, we paid the Dealer Manager a selling commission of up to 7.0% of gross offering proceeds and a dealer manager fee of up to 3.0% of gross offering proceeds, both of which are recorded as an offset to additional paid-in-capital in our financial statements. Pursuant to separately negotiated agreements, the Dealer Manager may reallow all of its commission and a portion of its dealer manager fee to broker-dealers participating in our public offering. The Dealer Manager, in its sole discretion, may also pay to participating broker dealers out of its dealer manager fee a marketing fee and may reimburse participating broker dealers for distribution and marketing-related costs and expenses, such as costs associated with attending or sponsoring conferences and technology costs. No selling commissions or dealer manager fees will be paid for sales under our distribution reinvestment plan.

During the year ended December 31, 2014:

•	the Dealer Manager earned approximately $27,511 in dealer manager fees in connection with the Offering, a portion of which the Dealer Manager re-allowed to participating broker dealers; and

•	the Dealer Manager earned approximately $60,697 in selling commissions in connection with the Offering, a portion of which the Dealer Manager re-allowed to participating broker dealers.

Property Management Agreement

Hines or its affiliates manage the properties in which we invest. When we acquire properties directly, we expect that we will pay Hines property management fees, leasing fees, tenant construction fees and other fees customarily paid to a property manager. Hines is wholly-owned by Jeffrey C. Hines and his father, Gerald D. Hines.

During the year ended December 31, 2014, Hines earned the following approximate amounts pursuant to property management agreements under which Hines manages some of our properties:

•	approximately $1,769 in property management fees; and

•
approximately $1,260, for all costs Hines incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreements.

Hines Credit Facility

In addition, in December 2014, we entered into a credit facility with Hines. See Note 5—Debt Financing in the Notes to the Consolidated Financial Statements for a description of the loan agreement.

Ownership Interests

The Operating Partnership

On July 31, 2013, we, along with HALP II, formed the Operating Partnership. On September 6, 2013, Hines Global REIT II Investor Limited Partnership, an affiliate of the Advisor, purchased 1,111.111 shares of common stock for $10,000 and was admitted as our initial stockholder. Additionally, HALP II made initial capital contributions to the Operating Partnership of $190,000 and, accordingly, owned a 95.0% limited partner interest in the Operating Partnership. As of December 31, 2014, HALP II owned an 4.8% limited partner interest in the Operating Partnership.

Policies and Procedures for Review of Related Party Transactions

Potential conflicts of interest exist among us, Hines, our Advisor and other affiliates of Hines in relation to our existing agreements and how we will operate. Currently, three of our five directors are independent directors, and each of our independent directors, serve on the Conflicts Committee of our board of directors. The Conflicts Committee reviews and approves all matters that our board of directors believes may involve conflicts of interest.

In order to reduce the effect of certain potential conflicts of interest, our charter contains a number of restrictions relating to transactions we enter into with Hines, our Advisor, any of our directors and their respective affiliates. These restrictions include, among others, the following:

•
Except as otherwise permitted in our charter, we will not engage in transactions with Hines, our Advisor, any of our directors or their respective affiliates unless a majority of our directors, including a majority of our independent directors not otherwise interested in the transaction, approve such transactions as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

•
We will not purchase a property from Hines, our Advisor, any of our directors or their respective affiliates without a determination by a majority of our directors, including a majority of our independent directors not otherwise interested in the transaction, that the transaction is fair and reasonable to us and at a price no greater than the cost of the property to Hines, our Advisor, any of our directors or their respective affiliates, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In all cases where assets are acquired from Hines, our Advisor, any of our directors or their respective affiliates, the fair market value of such assets will be determined by an independent expert selected by our independent directors. In no event will we acquire any property from Hines, our Advisor, any of our directors or their respective affiliates at a price that exceeds the appraised value of the property; provided that in the case of a development, redevelopment or refurbishment project that we agree to acquire prior to completion of the project, the appraised value will be based upon the completed value of the project as determined at the time the agreement to purchase the property is entered into. We will not sell or lease a property to Hines, our Advisor, any of our directors or their respective affiliates unless a majority of our directors, including a majority of the independent directors not otherwise interested in the transaction, determine the transaction is fair and reasonable to us. Even following these procedures, Hines and its affiliates (including our officers and directors) may make substantial profits in connection with the acquisition or sale of properties from other investment vehicles sponsored by Hines, our Advisor, any of our directors or their respective affiliates.

•
We will not enter into joint ventures with Hines, our Advisor, any of our directors or their respective affiliates, unless a majority of our independent directors approves such transaction as being fair and reasonable to us and determines that our investment is on terms substantially similar to the terms of third parties making comparable investments.

•
We will not make any loan to Hines, our Advisor, any of our directors or their respective affiliates except in the case of loans to our wholly owned subsidiaries and loans in which an independent expert has appraised the underlying asset. Any loans to us by Hines, our Advisor, any of our directors or their respective affiliates must be approved by a majority of our directors, including a majority of the independent directors not otherwise interested in the transaction, as fair, competitive and commercially reasonable, and on terms no less favorable to us than loans between unaffiliated parties under the same circumstances.

Director Independence

We have a total of five directors, three of whom are independent of us, the Advisor and our respective affiliates. Our full board of directors has determined that each of our independent directors is independent within the meaning of the applicable provisions set forth in our charter; the applicable requirements set forth in the Exchange Act and the applicable SEC rules; and although our shares are not listed on the New York Stock Exchange (“NYSE”), the independence rules set forth in the NYSE Listed Company Manual. Our board applies the NYSE rules governing independence as part of its policy of maintaining strong corporate governance practices.

Our charter defines an “independent director” as a person who has not been, directly or indirectly, associated with the Sponsor or the Advisor within the previous two years by virtue of:

•	Ownership of an interest in the Advisor or Sponsor or their Affiliates, other than the Company or any other Affiliate with securities registered under the Exchange Act;

•	Employment by the Advisor or Sponsor or their Affiliates;

•
Service as an officer, trust manager or director of the Advisor or Sponsor or their Affiliates, other than as a director of the Company or any other Affiliate with securities registered under the Exchange Act;

•	Performance of services, other than as a director, for the Company or any other Affiliate with securities registered under the Exchange Act;

•	Service as a director, trust manager or trustee of more than three real estate investment trusts advised by the Advisor or organized by the Sponsor; or

•	Maintenance of a material business or professional relationship with the Advisor or Sponsor or any of their Affiliates.

Our board of directors may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full board meeting, provided that the majority of the members of each committee are independent directors. Members of each committee will be appointed by our board of directors to serve a one year term or until their successors are duly elected and qualify or until their earlier death, resignation, retirement or removal. Our board of directors has established an audit committee, conflicts committee, nominating and corporate governance committee and compensation committee. Our independent directors are the sole members of all of these committees so that these important areas can be addressed in more depth than may be possible at a full board meeting and to also ensure that these areas are addressed by non-interested members of the board. A copy of each such charter is available on our website, www.hinessecurities.com/reits/hines-global-reit-2.

Item 14.  Principal Accounting Fees and Services

Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively “Deloitte & Touche”) serve as our principal accounting firm. Deloitte & Touche audited our financial statements for the year ended December 31, 2014 and for the Period from July 31, 2013 (date of inception) through December 31, 2013. Deloitte & Touche reports directly to our Audit Committee.

Fees

Deloitte & Touche’s aggregate fees billed to us for the fiscal year ended December 31, 2014 and for the period from July 31, 2013 (date of inception) through December 31, 2013 are as follows:

	2014	Period from July 31, 2013 (date of inception) through December 31, 2013
Audit Fees:	$140,000	$47,121
Audit-Related Fees (1):	$155,000	$31,414
Tax Fees:	$—	$—
All Other Fees:	$—	$—
Total Fees:	$295,000	$78,535

(1)    These fees primarily relate to the issuance of comfort letters, accounting consultations and other attestation services.

Pre-approval Policies and Procedures

Our Audit Committee has adopted a pre-approval policy requiring the Audit Committee to pre-approve all audit and permissible non-audit services to be performed by Deloitte & Touche. In determining whether or not to pre-approve services, the Audit Committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC, and, if permissible, the potential effect of such services on the independence of Deloitte & Touche. All services performed for us in 2014 were pre-approved or ratified by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Global REIT II, Inc.
Consolidated Financial Statements — as of December 31, 2014 and 2013 and for the Year Ended December 31, 2014 and the period from July 31, 2013 (date of inception) to December 31, 2013.

(2) Financial Statement Schedules

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 84 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 86 for a list of all exhibits filed as a part of this report.

* * * * * *

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2014

			Initial Cost				Gross Amount at Which Carried at 12/31/2014
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Buildings and Improvements	Total (b)	Accumulated Depreciation (c)	Date of Construction	Date Acquired
2819 Loker Avenue East	Carlsbad, California	$24,200,000	$7,200,000	$14,170,000	$21,370,000	$—	$7,200,000	$14,170,000	$21,370,000	$(14,579)	1998	December-14
		$24,200,000	$7,200,000	$14,170,000	$21,370,000	$—	$7,200,000	$14,170,000	$21,370,000	$(14,579)

(a)	Asset consists of an industrial building.

(b)	The aggregate cost for federal income tax purposes is $21.5 million as of December 31, 2014.

(c)
Real estate assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings.

The changes in total real estate assets for the year ended December 31, 2014:

Gross real estate assets
Balance, beginning of period	$—
Additions during the period:
Acquisitions	21,370,000
Balance, end of period	$21,370,000
Accumulated Depreciation
Balance, beginning of period	$—
Depreciation	(14,579)
Balance, end of period	$(14,579)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES GLOBAL REIT II, INC. (registrant)

March 25, 2015	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 25, 2015.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 25, 2015
Jeffrey C. Hines

/s/ Sherri W. Schugart	President and Chief Executive Officer	March 25, 2015
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 25, 2015
Ryan T. Sims	(Principal Financial Officer)

/s/ J. Shea Morgenroth	Chief Accounting Officer and Treasurer	March 25, 2015
J. Shea Morgenroth	(Principal Accounting Officer)

/s/ Charles M. Baughn	Director	March 25, 2015
Charles M. Baughn

/s/ Humberto “Burt” Cabañas	Director	March 25, 2015
Humberto “Burt” Cabañas

/s/ Dougal A. Cameron	Director	March 25, 2015
Dougal A. Cameron

/s/ John O. Niemann, Jr.	Director	March 25, 2015
John O. Niemann, Jr.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
PURSUANT TO SECTION 12 OF THE ACT
No annual report or proxy materials have been sent to our stockholders for the period covered by this Annual Report on Form 10-K. If a proxy statement is delivered to more than ten of our stockholders with respect to an annual or other meeting of stockholders, copies of such materials will be furnished to the SEC at that time. We will deliver to our stockholders a copy of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Hines Global REIT II, Inc. (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11 (File No. 333-191106), as amended and supplemented (the “Registration Statement”) on August 15, 2014 and incorporated by reference herein).

3.2	Articles Supplementary of Hines Global REIT II, Inc. (filed as Exhibit 1.1 to Post-Effective Amendment No. 1 to the Registration Statement on December 12, 2014 and incorporated by reference herein).
3.3	Amended and Restated Bylaws of Hines Global REIT II, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Registration Statement on August 15, 2014 and incorporated by reference herein).
10.1*	Amended and Restated Agreement of Limited Partnership of Hines Global REIT II Properties LP, dated as of December 12, 2014
10.2
Advisory Agreement, dated as of August 15, 2014, among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP and Hines Global REIT II, Inc. (filed as Exhibit 10.2 to Pre-Effective Amendment No. 5 to the Registration Statement on August 15, 2014 and incorporated herein by reference).

10.3
Amended and Restated Escrow Agreement, dated as of December 12, 2014, by and among Hines Securities, Inc., Hines Global REIT II, Inc. and UMB Bank, N.A. (filed as Exhibit 10.3 to Post-Effective Amendment No. 1 to the Registration Statement on December 12, 2014 and incorporated herein by reference).

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
10.6
Purchase and Sale Agreement, dated as of November 12, 2014, by and between Hines Interests Limited Partnership and Canoga-Rincon Loker Industrial, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed November 20, 2014 and incorporated herein by reference).

10.7
Assignment of Contract of Purchase and Sale, dated as of November 14, 2014, by and between Hines Interests Limited Partnership and HGREIT II 2819 Loker LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 20, 2014 and incorporated herein by reference).

10.8
Uncommitted Loan Agreement, dated as of December 15, 2014, by and between Hines Global REIT II, Inc., as borrower, and Hines Interests Limited Partnership, as lender (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 19, 2014 and incorporated herein by reference).

10.9
Selected Dealer Agreement, dated as of December 31, 2014, by and between Hines Global REIT II, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.9 to Post-Effective Amendment No. 3 to the Registration Statement on March 5, 2015, and incorporated by reference herein).

21.1*	List of Subsidiaries of Hines Global REIT II, Inc.
31.1*	Certification
31.2*	Certification
32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

101*
The following materials from Hines Global REIT II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 25, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith