Form 10-Q
period 2015-03-31
HINES GLOBAL REIT II, INC.
filed 2015-05-13
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 11, 2015, approximately 3.7 million shares of the registrant’s common stock were outstanding.

1

PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity (Deficit)	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

SIGNATURES
EX-31.1	Certification
EX-31.2	Certification
EX-32.1	Certification of CEO & CFO pursuant to Section 906

EX-101	Instance Document
EX-101	Schema Document
EX-101	Calculation Linkbase Document
EX-101	Labels Linkbase Document
EX-101	Presentation Linkbase Document
EX-101	Definition Linkbase Document

2

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2015	December 31, 2014
ASSETS
Investment property, net	$73,070,157	$21,355,421
Cash and cash equivalents	3,707,113	2,726,742
Restricted cash	11,018	—
Derivative instruments	19,887	—
Tenant and other receivables, net	1,060,784	68,160
Intangible lease assets, net	54,228,595	3,945,291
Deferred financing costs, net	581,493	8,925
Other assets	194,738	446,275
Total assets	$132,873,785	$28,550,814
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,325,572	$259,111
Due to affiliates	4,817,665	5,213,634
Intangible lease liabilities, net	2,772,439	—
Other liabilities	488,568	—
Distributions payable	89,602	18,371
Note payable to affiliate	54,347,969	24,200,000
Note payable	59,892,000	—
Total liabilities	$123,733,815	$29,691,116

Commitments and contingencies (Note 11)	—	—

Equity:
Stockholders’ equity (deficit):
Preferred shares, $0.001 par value; 500,000,000 preferred shares authorized, none issued or outstanding as of March 31, 2015 and December 31, 2014	—	—
Class A common stock, $0.001 par value; 1,500,000,000 authorized; 2,501,802 and 420,541 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	2,502	421
Additional paid-in capital	17,245,385	—
Accumulated deficit	(6,510,283)	(1,140,723)
Accumulated other comprehensive income (loss)	(1,597,634)	—
Total stockholders’ equity (deficit)	9,139,970	(1,140,302)
Noncontrolling interests	—	—
Total equity (deficit)	9,139,970	(1,140,302)
Total liabilities and equity	$132,873,785	$28,550,814

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2015 and 2014
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental revenue	$1,233,805	$—
Other revenue	11,519	—
Total revenues	1,245,324	—
Expenses:
Property operating expenses	265,450	—
Real property taxes	74,480	—
Property management fees	19,441	—
Depreciation and amortization	626,778	—
Acquisition related expenses	2,562,010	—
Asset management and acquisition fees	2,327,715	—
General and administrative expenses	409,454	—
Total expenses	6,285,328	—
Income (loss) before other income (expenses)	(5,040,004)	—
Other income (expenses):
Gain (loss) on derivative instruments	(26,682)	—
Foreign currency gains (losses)	(234)	—
Interest expense	(301,537)	—
Interest income	1,890	—
Net income (loss)	(5,366,567)	—
Net (income) loss attributable to noncontrolling interests	(2,993)	—
Net income (loss) attributable to common stockholders	$(5,369,560)	$—
Basic and diluted income (loss) per Class A common share	$(4.82)	$—
Cash distributions declared per common share	$0.14	$—
Weighted average number of common shares outstanding	1,113,535	1,113
Comprehensive income (loss):
Net income (loss)	$(5,366,567)	$—
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,597,634)	—
Comprehensive income (loss)	(6,964,201)	—
Comprehensive (income) loss attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to common stockholders	$(6,964,201)	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
For the Three Months Ended March 31, 2015 and 2014
(UNAUDITED)

Hines Global REIT II, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests
	Class A
	Shares	Amount
Balance as of January 1, 2014	1,111	$1	$9,999	$—	$—	$10,000	$190,000
Balance as of March 31, 2014	1,111	$1	$9,999	$—	$—	$10,000	$190,000

Hines Global REIT II, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests
	Class A
	Shares	Amount
Balance as of January 1, 2015	420,541	$421	$—	$(1,140,723)	$—	$(1,140,302)	$—
Issuance of common shares	2,081,261	2,081	20,715,158	—	—	20,717,239	—
Distributions declared	—	—	(149,826)	—	—	(149,826)	(2,993)
Selling commissions and dealer manager fees	—	—	(1,989,743)	—	—	(1,989,743)	—
Issuer costs	—	—	(1,330,204)	—	—	(1,330,204)	—
Net income (loss)	—	—	—	(5,369,560)	—	(5,369,560)	2,993
Foreign currency translation adjustment	—	—	—	—	(1,597,634)	(1,597,634)	—
Balance as of March 31, 2015	2,501,802	$2,502	$17,245,385	$(6,510,283)	$(1,597,634)	$9,139,970	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2015 and 2014
(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,366,567)	$—
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	601,928	—
Foreign currency (gains) losses	234	—
(Gain) loss on derivative instruments	26,682	—
Changes in assets and liabilities:
Change in other assets	(113,067)	—
Change in tenant and other receivables	(348,788)	—
Change in accounts payable and accrued expenses	1,059,283	—
Change in other liabilities	34,796	—
Change in due to affiliates	(516,787)	—
Net cash from operating activities	(4,622,286)	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(102,689,457)	—
Change in restricted cash	(10,983)	—
Net cash from investing activities	(102,700,440)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	20,046,896	—
Payment of issuer costs	(889,930)	—
Payment of selling commissions and dealer manager fees	(1,937,239)	—
Distributions paid to stockholders and noncontrolling interests	(62,626)	—
Proceeds from notes payable	61,768,800	—
Proceeds from related party note payable	50,300,000	—
Payments on related party notes payable	(20,152,032)	—
Change in security deposit liability	10,983	—
Deferred financing costs paid	(607,937)	—
Payments related to interest rate contracts	(47,876)	—
Net cash from financing activities	108,429,039	—
Effect of exchange rate changes on cash	(125,942)	—
Net change in cash and cash equivalents	980,371	—
Cash and cash equivalents, beginning of period	2,726,742	—
Cash and cash equivalents, end of period	$3,707,113	$—

Supplemental Schedule of Non-Cash Financing Activities
Distributions declared and unpaid	$89,602	$—
Distributions reinvested	$18,963	$—
Offering proceeds due from transfer agent	$705,032	$—
Non-cash net liabilities acquired	$470,144	$—
Offering costs payable to the Advisor	$965,503	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT II, Inc. as of March 31, 2015 and December 31, 2014, the results of operations for the three months ended March 31, 2015 and 2014 and cash flows for the three months ended March 31, 2015 and 2014 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Hines Global REIT II, Inc. (the “Company”), was formed as a Maryland corporation on July 31, 2013 for the purpose of engaging in the business of investing in and owning commercial real estate properties and other real estate investments. The Company intends to conduct substantially all of its operations through Hines Global REIT II Properties, LP (the “Operating Partnership”). Beginning with its taxable year ended December 31, 2015, the Company intends to operate in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The business of the Company is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement, dated as of August 15, 2014, between the Company, the Advisor and the Operating Partnership (defined below). An affiliate of the Advisor, Hines Global REIT II Associates Limited Partnership (“HALP II”), owned a 0.8% limited partner interest in the Operating Partnership as of March 31, 2015.

On August 20, 2014, the Company commenced an offering of up to $2,500,000,000 of Class A common stock, at a price of $10.00 per share for sale to the public (the “Offering”). The Company engaged Hines Securities, Inc. (“HSI”), an affiliate of the Advisor, to serve as the dealer manager for the Offering and market its shares. As of March 31, 2015, the Company had raised sufficient offering proceeds to satisfy the minimum offering requirements for the Offering with respect to all states other than Pennsylvania. The Company will not accept subscriptions from Pennsylvania residents until the Company has received at least $100.0 million in aggregate gross proceeds from investors in the Offering who are not Pennsylvania residents. As of May 11, 2015, the Company had received gross offering proceeds of $36.8 million from the sale of 3.7 million common shares.

The Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. As of March 31, 2015, the Company owned direct investments in two properties. These properties consist of 2819 Loker Avenue East, a Class A industrial building located in Carlsbad, California and Bishop’s Square, a Class A office building located in Dublin, Ireland.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

International Operations

The Euro (“EUR”) is the functional currency for the Company’s subsidiary operating in Ireland. This subsidiary has translated its financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date while income statement accounts are translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. Upon disposal of this subsidiary, the Company will remove the accumulated translation adjustment from stockholders’ equity and include it in the gain or loss on disposal in its consolidated statement of operations.

This subsidiary may have transactions denominated in currencies other than its functional currency. In these instances, assets and liabilities are remeasured into the functional currency at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. These gains or losses are included in the Company’s results of operations.

This subsidiary also records gains or losses in the income statement when a transaction with a third party, denominated in a currency other than its functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

Tenant and Other Receivables

As of March 31, 2015 and December 31, 2014, tenant and other receivables primarily consisted of a receivable from our transfer agent related to offering proceeds not yet received of $705,032 and $62,200, respectively.

Other Assets

Other assets included the following:

	March 31, 2015	December 31, 2014
Deferred issuer costs	$—	$364,701
Prepaid insurance	29,897	—
Prepaid property taxes	58,023	—
Prepaid officer and director insurance	104,624	—
Other	2,194	81,574	(1)
Other assets	$194,738	$446,275

(1)As of December 31, 2014, this primarily consisted of excess cash held in an escrow account related to timing differences with respect to the acquisition of 2819 Loker Avenue East.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivable was $112,804 and $5,895 as of March 31, 2015 and December 31, 2014, respectively.

Issuer Costs

The Company reimburses the Advisor and its affiliates for any issuer costs related to the Offering that it pays on the Company’s behalf.  Such costs consist of, among other costs, expenses of the Company’s organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. The Company did not have an obligation to reimburse the Advisor for any issuer costs until it achieved its minimum offering requirements on September 26, 2014. Therefore, the Company did not record issuer costs within its financial statements until that time. Organizational issuer costs, such as expenses associated with the formation of the Company and its board of directors, are expensed as incurred, and offering-related issuer costs are recorded as an offset to additional paid-in capital. From inception to March 31, 2015, issuer costs incurred by the Advisor on the Company’s behalf totaled $5.1 million, of which approximately $45,914 related to organizational issuer costs.

Per Share Data

Net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net income (loss) per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding. Earnings per share for the three months ended March 31, 2015 and March 31, 2014 have been restated for 2,604 shares in stock dividends issued through the date of issuance of the financial statements.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued amendments to change the prior guidance concerning the presentation of debt issuance costs in the financial statements.  Under this revised guidance, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted.  As of March 31, 2015, the Company had $581,493 in deferred financing fees presented as an asset on its condensed consolidated balance sheet that it would be required to present as a direct deduction from the Company’s debt liabilities as a result of the revised guidance.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Buildings and improvements	$66,076,400	$14,170,000
Less: accumulated depreciation	(206,243)	(14,579)
Buildings and improvements, net	65,870,157	14,155,421
Land	7,200,000	7,200,000
Investment property, net	$73,070,157	$21,355,421

In March 2015, the Company acquired Bishop’s Square, a Class A office building, located in the central business district of Dublin, Ireland. The net purchase price was €92.0 million (approximately $103.2 million assuming a rate of $1.12 per EUR as of the transaction date), exclusive of transaction costs and working capital reserves. The building contains approximately 153,529 square feet of net rentable area and is 100% leased to five tenants. See Note 4 — Recent Acquisitions for additional information on Bishop’s Square.

As of March 31, 2015, the cost basis and accumulated amortization related to lease intangibles was as follows:

	Lease Intangibles
	In-Place Lease	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$54,291,450	$412,300	$(2,810,150)
Less: accumulated amortization	(470,869)	(4,286)	37,711
Net	$53,820,581	$408,014	$(2,772,439)

As of December 31, 2014, the cost basis and accumulated amortization related to lease intangibles was as follows:

	Lease Intangibles
	In-Place Lease	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$3,980,000	$—	$—
Less: accumulated amortization	(34,709)	—	—
Net	$3,945,291	$—	$—

Amortization expense of in-place leases was $435,447 for the three months ended March 31, 2015. Net amortization of out-of-market leases resulted in an increase to rental revenue of $33,318 for the three months ended March 31, 2015. No amortization expense was incurred related to in-place or out-of-market leases for the three months ended March 31, 2014.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from April 1, 2015 through December 31, 2015 and for each of the years ending December 31, 2016 through December 31, 2019 are as follows:

	In-Place Lease	Out-of-Market Leases, Net
April 1, 2015 through December 31, 2015	$2,143,357	$(244,596)
2016	2,793,264	(320,240)
2017	2,793,264	(320,240)
2018	2,170,621	(165,587)
2019	1,811,657	(165,587)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of March 31, 2015, the approximate fixed future minimum rentals for the period from April 1, 2015 through December 31, 2015, for each of the years ending December 31, 2016 through 2019 and thereafter were as follows:

Fixed Future Minimum Rentals
April 1, 2015 through December 31, 2015	$5,873,384
2016	7,870,084
2017	8,133,910
2018	7,846,323
2019	7,110,352
Thereafter	42,452,585
Total	$79,286,638

Of the Company’s total rental revenue for the three months ended March 31, 2015, approximately 49% was earned from Acushnet, a tenant in the manufacturing industry, whose lease expires in 2019, approximately 31% was earned from The Commissioner of Public Works in Ireland, a state agency of Ireland, whose lease expires in 2028, and approximately 11% was earned from International Financial Data Services, an investor record-keeping and transfer agency provider, whose lease expires in 2024.

4. RECENT ACQUISITIONS OF REAL ESTATE

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2015 and 2014 as follows:

Property Name	Acquisition Date	Building and Improvements (1)	Land (1)		In-place Lease Intangibles (1)	Out-of- Market Lease Intangibles, Net (1)	Total (1)
2015
Bishop’s Square	3/3/2015	$53,643,075	$—	(2)	$51,994,603	$(2,478,077)	$103,159,601

2014
2819 Loker Avenue East	12/17/2014	$14,170,000	$7,200,000		$3,980,000	$—	$25,350,000

(1)	For acquisitions denominated in a foreign currency, amounts have been translated at an exchange rate based on the rate in effect on the acquisition date.

(2)
The land at Bishop’s Square is subject to a 999-year ground lease with the local municipality in Ireland. Since the Company does not have title to the land, approximately $33.4 million has been recorded to in-place lease intangibles and will be amortized over the remaining term of the ground lease.

The purchase price allocation for each of the Company’s acquisitions is preliminary and subject to change as it finalizes the allocation, which will be no later than twelve months from the acquisition date.

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2015 and 2014 acquisitions, as of the date of the respective acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2015 Acquisition:
Bishop’s Square (1)	10.7	7.5	8.3

2014 Acquisition:
2819 Loker Avenue East	4.6	—	—

(1)	Excludes the effect of ground leases which significantly increase the weighted average useful life for these intangibles.

The table below includes the amounts of revenue and net income (loss) of the acquisition completed during the three months ended March 31, 2015, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2015:

		For the Three Months Ended
		March 31, 2015
Bishop’s Square	Revenue	$649,593
	Net income (loss)	$(2,826,037)

The following unaudited consolidated information is presented to give effect to the current year acquisition through March 31, 2015 as if the acquisition occurred on January 1, 2014. The pro forma net loss was adjusted to exclude acquisition-related expenses of $4.9 million for the three months ended March 31, 2015. For the three months ended March 31, 2014, the pro forma net loss was adjusted to include acquisition fees and expenses of $4.8 million relating to the 2015 acquisition, as if these fees and expenses had been incurred as of January 1, 2014.

The information below is not necessarily indicative of what the actual results of operations would have been had we completed this acquisition on January 1, 2014, nor does it purport to represent our future operations:

	For the Three Months Ended
	March 31,
	Pro Forma 2015	Pro Forma 2014
Revenues	$2,611,709	$2,015,978
Net income (loss)	$(501,457)	$(4,781,503)
Basic and diluted income (loss) per common share	$(0.45)	$(37.02)

5. DEBT FINANCING

As of March 31, 2015 and December 31, 2014, the Company had approximately $114.2 million and $24.2 million of debt outstanding, respectively, with a weighted average interest rate of 1.64% and 2.16%, respectively. The following table describes the Company’s debt outstanding at March 31, 2015 and December 31, 2014:

Description	Origination or Assumption Date	Maturity Date		Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of March 31, 2015	Principal Outstanding at March 31, 2015	Principal Outstanding at December 31, 2014
Secured Mortgage Debt
Bishop’s Square	3/3/2015	3/2/2022		€55,200,000	Euribor + 1.30% (1)	1.38%	$59,892,000	$—
Note Payable							$59,892,000	$—
Affiliate Note Payable
Credit Facility with Hines	12/15/2014	12/15/2016	(2)	$75,000,000	Variable	1.93%	54,347,969	24,200,000
Total Note Payable to Affiliate							$54,347,969	$24,200,000
							$114,239,969	$24,200,000

(1)
The Company entered into an interest rate cap agreement as an economic hedge against the variability of future interest rates on its variable interest rate borrowing. See Note 6 — Derivative Instruments for additional information regarding our interest rate cap.

(2)
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

Bishop’s Square Facility

In connection with the acquisition of Bishop’s Square, a wholly-owned subsidiary of the Company entered into a secured facility agreement (the “Bishop’s Square Facility”) with DekaBank Deutsche Girozentrale totaling €55.2 million (approximately $62.1 million assuming a rate of $1.12 per EUR as of the transaction date). The Bishop’s Square Facility requires quarterly interest payments beginning in July 2015 and repayment of principal upon the maturity of the Bishop’s Square Facility on March 2, 2022. The Bishop's Square Facility has a floating interest rate of EURIBOR plus 1.30% and is subject to an interest rate cap with a strike rate of 2.0%. The Bishop’s Square Facility may be repaid in full prior to maturity, subject to a prepayment premium if it is repaid in the first three years.

Hines Credit Facility

For the period from January 2015 through March 2015, the Company made draws of approximately $50.3 million and payments of approximately $20.2 million under the Hines Credit Facility.

Financial Covenants

The Company’s mortgage and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants as of March 31, 2015.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from April 1, 2015 through December 31, 2015, for each of the years ending December 31, 2016 through December 31, 2019 and for the period thereafter.

	Payments due by Year
	April 1, 2015 through December 31, 2015	2016	2017	2018	2019	Thereafter
Principal payments	$54,347,969	$—	$—	$—	$—	$59,892,000

6. DERIVATIVE INSTRUMENTS

The Company entered into an interest rate cap agreement with Chatham Financial Corporation in connection with the Bishop’s Square acquisition. The interest rate cap agreement was entered into as an economic hedge against the variability of future interest rates on one of its variable interest rate borrowings.  The Company’s interest rate cap contract has economically limited the interest rate on the loan to which it relates.  The Company has not designated this derivative as a hedge for accounting purposes. See Note 9 — Fair Value Measurements for additional information regarding the fair value of our interest rate contract.

The table below provides additional information regarding the Company’s interest rate contract.

Interest Rate Contracts
Type	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Interest rate cap	March 3, 2015	April 25, 2018	$59,892,000	EURIBOR	2.00%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on March 31, 2015.

The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated condensed balance sheets the fair value amount recorded for its derivative instrument. The table below presents the fair value of the Company’s derivative instrument included in “Assets—Derivative Instruments” on the Company’s condensed consolidated balance sheets, as of March 31, 2015 and December 31, 2014:

	Derivative Assets
	March 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Interest rate cap	$19,887	$—
Total derivatives	$19,887	$—

The table below presents the effects of the changes in fair value of the Company’s derivative instrument in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2015 and 2014:

	Gain (Loss) Recorded on Derivative Instruments
	Three Months Ended
	March 31, 2015	March 31, 2014
Derivatives not designated as hedging instruments:
Interest rate cap	$(26,682)	$—
Total gain (loss) on derivatives	$(26,682)	$—

7. DISTRIBUTIONS

With the authorization of its board of directors, the Company declared distributions to its stockholders and HALP II for the period from October 1, 2014 through May 31, 2015. These distributions were or will be calculated based on stockholders of record for each day in an amount equal to $0.001575342 per share, per day. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

In addition to the distributions described above, the Company’s board of directors authorized special stock dividends to its stockholders as of daily record dates for the period from October 1, 2014 through May 31, 2015. Stock dividends for the Company’s common shares were or will be calculated based on stockholders of record each day in an amount equal to 0.0000273973 of a share of common stock per share, per day. Shares issued related to the Company’s stock dividends were or will be issued on the first business day of the month following the quarter to which they relate.

Cash Distributions

The following table outlines the Company’s total cash distributions declared to stockholders and noncontrolling interests (HALP II) for each of the quarters during 2015 and the quarter ended December 31, 2014, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan.

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2015
March 31, 2015	$91,135	$58,691	$149,826	$2,993
Total	$91,135	$58,691	$149,826	$2,993

2014
December 31, 2014	$40,377	$1,841	$42,218	$3,060
Total	$40,377	$1,841	$42,218	$3,060

Stock Dividends

The following table outlines the Company’s total stock dividends declared to stockholders:

		Stockholders
Dividends for the Three Months Ended	Issuance Date	Shares	Amount (1)
March 31, 2015	4/1/2015	2,604	$26,037
December 31, 2014	1/1/2015	737	$7,367

(1)	Amount based on $10.00 per share Offering price.

8. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the periods indicated below:

	Incurred
	Three Months Ended March 31,		Unpaid as of
Type and Recipient	2015	2014	March 31, 2015	December 31, 2014
Selling Commissions- Dealer Manager	$1,380,645	$—	$37,857	$—
Dealer Manager Fee- Dealer Manager	609,098	—	24,970	10,323
Issuer and Organization Costs- the Advisor	965,503	—	4,220,413	4,153,388
Acquisition Fee- the Advisor	2,327,715	—	422,933	570,375
Asset Management Fee- the Advisor (1)	—	—	—	—
Other (2) - the Advisor	329,426	—	91,900	365,960
Interest Expense- Hines(3)	225,015	—	11,594	20,328
Property Management Fee- Hines	11,600	—	—	—
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	34,496	—	7,998	93,260
Due to Affiliates			$4,817,665	$5,213,634

(1)
The Advisor waived $129,524 in asset management fees payable to it during three months ended March 31, 2015. No asset management fees were payable to the Advisor for the three months ended March 31, 2014.

(2)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

(3)	Includes amounts paid related to the Hines Credit Facility.

9.  FAIR VALUE MEASUREMENTS

As described in Note 6 — Derivative Instruments, the Company entered into an interest rate cap agreement as an economic hedge against the variability of future interest rates on one of its variable interest rate borrowings. The valuation of this derivative instrument is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flow of the derivative.  This analysis reflects the contractual terms of the derivative, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities.  The fair value of the interest rate cap agreement has been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Although the Company has determined the majority of the inputs used to value its interest rate cap agreement fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, Chatham Financial Corporation. In adjusting the fair value of its derivative contract for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined its derivative valuation is classified in Level 2 of the fair value hierarchy.

The following table sets forth the Company’s derivative which was measured at fair value on a recurring basis, by level within the fair value hierarchy as of March 31, 2015:

		Basis of Fair Value Measurements
Period	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2015
Interest rate caps	$19,887	$—	$19,887	$—

Other Items

Financial Instruments Fair Value Disclosures

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

As of March 31, 2015, the Company estimated that the book value of its notes payable approximates its fair value. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 and Level 2 inputs are utilized to estimate the fair value of these financial instruments.

10. REPORTABLE SEGMENTS

Each of our operating properties is considered a separate operating segment as each property earns revenues and incurs expenses, operating results are reviewed and discrete financial information is available. We do not distinguish or group our consolidated operations based on size, type or major geographical area. At most, data is aggregated between operating properties located in the U.S. or abroad. As a result, we have aggregated our operating properties into two reportable segments: domestic and international real estate investments. Information for these segments are as follows:

	Three Months Ended March 31,
	2015	2014
Total Revenue
Domestic real estate investments	$595,731	$—
International real estate investments	649,593	—
Total Revenue	$1,245,324	$—

For the three months ended March 31, 2015 and 2014, the Company’s total revenue was attributable to the following countries:

	Three Months Ended March 31,
	2015	2014
Total Revenue
United States	48%	—%
Ireland	52%	—%

For the three months ended March 31, 2015 and 2014, the Company’s property revenues in excess of expenses by segment were as follows:

	Three Months Ended March 31,
	2015	2014
Property revenues in excess of expenses (1)
Domestic real estate investments	$400,117	$—
International real estate investments	485,836	—
Property revenues in excess of expenses	$885,953	$—

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of March 31, 2015 and December 31, 2014, the Company’s total assets by segment were as follows:

	March 31, 2015	December 31, 2014
Total Assets
Domestic real estate investments	$25,684,370	$25,388,181
International real estate investments	105,059,531	—
Corporate-level accounts	2,129,884	3,162,633
Total Assets	$132,873,785	$28,550,814

As of March 31, 2015 and December 31, 2014, the Company’s total assets were attributable to the following countries:

	March 31, 2015	December 31, 2014
Total Assets
United States	21%	100%
Ireland	79%	—%

For the three months ended March 31, 2015 and 2014 the Company’s reconciliation to the Company’s net loss is as follows:

	Three Months Ended March 31,
	2015	2014
Reconciliation to net income (loss)
Total property revenues in excess of expenses	$885,953	$—
Depreciation and amortization	(626,778)	—
Acquisition related expenses	(2,562,010)	—
Asset management and acquisition fees	(2,327,715)	—
General and administrative expenses	(409,454)	—
Gain (loss) on derivatives	(26,682)	—
Foreign currency gains (losses)	(234)	—
Interest expense	(301,537)	—
Interest income	1,890	—
Net income (loss)	$(5,366,567)	$—

11. COMMITMENTS AND CONTINGENCIES

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

*****

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

—
Our distributions have been paid using cash flows from financing activities, including proceeds from our public offering, as well as cash from the waiver of fees by the Advisor, and some or all of the distributions we pay in the future may be paid from similar sources or sources such as cash advances by our Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from the offering. When we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced;

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

—	The lack of liquidity associated with our assets; and

—	Our ability to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Executive Summary

Hines Global REIT II, Inc. (“Hines Global II” and, together with its consolidated subsidiaries, “we,” “us” or the “Company”) was formed in July 2013 to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. In August 2014, we commenced a $2.5 billion initial public offering of our common stock (the “Offering”). As of March 31, 2015, we had raised sufficient offering proceeds to satisfy the minimum offering requirements for the Offering with respect to all states other than Pennsylvania. We will not accept subscriptions from Pennsylvania residents until we have received at least $100.0 million in aggregate gross proceeds from investors in the Offering who are not Pennsylvania residents. As of May 11, 2015, we had received gross offering proceeds of $36.8 million from the sale of approximately 3.7 million common shares.

Our cash flow from operations has been and may continue to be insufficient to fund distributions to stockholders. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. Our Advisor has agreed to waive the asset management fees otherwise payable to it for each of the quarters ended March 31, 2015 and June 30, 2015, to the extent that our MFFO for such quarters, as disclosed in our Quarterly Report on Form 10-Q, for the respective quarter, amounts to less than 100% of the aggregate distributions declared to our stockholders for each respective quarter. There can be no assurances that our Advisor will continue this waiver, and if not, cash available to pay distributions in future periods may be reduced.

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that related to properties that are generally diversified by geographic area, lease expirations and tenant industries. The following table provides additional information regarding each of the properties in which we owned an interest as of March 31, 2015.

Property (1)	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased
2819 Loker Avenue East	Carlsbad, California	Industrial	12/2014; $25.4	6.5%	161,310	100%
Bishop's Square	Dublin, Ireland	Office	3/2015; $103.2	6.1%	153,529	100%
Total for All Investments					314,839	100%

(1)
On March 31, 2015, we effectively owned a 99.2% interest in these properties through our ownership interest in the Operating Partnership as its sole general partner. Hines Global REIT II Associates Limited Partnership (“HALP II”), an affiliate of Hines, owned the remaining 0.8% interest in the Operating Partnership.

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

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates.  In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. For a discussion of recent accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies, to the accompanying condensed consolidated financial statements. Also, a disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2014 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to our policies during 2015.

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

Our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. Our independent directors have approved borrowings in excess of these limitations in connection with our first two investments, as we are in the early stages of raising capital through the Offering. In January 2015, our board of directors, including all of our independent directors, approved $45.2 million of additional borrowings under the Hines Credit Facility and a €55.2 million secured credit facility ($62.1 million using $1.12 per Euro as of the transaction date) for the purchase of Bishop’s Square in March 2015. In total, these borrowings represent approximately 104% of the cost of Bishop’s Square based on the contract purchase price. As of March 31, 2015, our portfolio was approximately 87% leveraged based on the value of our real estate investments.

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

The discussions below provide additional details regarding our cash flows. There were no cash flows related to the three months ended March 31, 2014.

Cash Flows from Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which are used to pay direct leasing costs, property-level operating expenses and interest payments. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we incur general and administrative expenses, acquisition fees and expenses and asset management fees.

Net cash used in operating activities for the three months ended March 31, 2015 was $4.6 million. Net cash provided by operating activities is reduced by the payment of acquisition fees and acquisition-related expenses totaling $4.7 million for the three months ended March 31, 2015. Under GAAP, acquisition fees and expenses and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our offering and/or acquisition-related indebtedness.

Cash Flows from Investing Activities

Net cash used in investing activities was primarily due to the payment of $102.7 million related to the acquisition of Bishop’s Square and its related lease intangibles.

Cash Flows from Financing Activities

Initial Public Offering

We commenced the Offering in August 2014 and met our minimum offering requirements for every state, except Pennsylvania, in September 2014 (March 2015 with respect to the state of Washington). During the three months ended March 31, 2015, we raised proceeds of $20.0 million from the Offering, excluding proceeds from the distribution reinvestment plan.

In addition to the investing activities described previously, we use proceeds from the Offering to make certain payments to the Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the three months ended March 31, 2015, we made payments of $2.8 million for selling commissions, dealer manager fees and issuer costs related to the Offering.

Distributions

Our board of directors authorized us to declare distributions for the period from October 1, 2014 through May 31, 2015. Distributions for shares of our common stock have been or will be calculated based on stockholders of record each day in an amount equal to $0.001575342 per share, per day. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions paid to stockholders (including those reinvested in shares pursuant to our distribution reinvestment plan) during the three months ended March 31, 2015 were $78,564.

In addition to the distributions described above, our board of directors has authorized special stock dividends as of daily record dates for the period from October 1, 2014 through May 31, 2015. Stock dividends for our common stock have been or will be calculated based on stockholders of record each day in an amount equal to 0.0000273973 of a share of common stock per share, per day. Shares issued related to our stock dividends were or will be issued on the first business day of the month following the quarter to which they relate.

We have not generated sufficient cash flow from operations to fully fund distributions paid. Therefore, particularly in the earlier part of the Offering, some or all of our distributions have been and may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. For example, for the three months ended March 31, 2015, 100% of our distributions were funded with cash flows from financing activities, which includes offering proceeds. In addition, the Advisor waived $129,524 of asset management fees otherwise payable to it for the three months ended March 31, 2015, in order to more closely align the amount of distributions paid with our operations. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

Cash Distributions

The following table outlines our total cash distributions declared to stockholders and noncontrolling interests (HALP II) for each of the quarters during 2015 and the quarter ended December 31, 2014, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan.

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2015
March 31, 2015	$91,135	$58,691	$149,826	$2,993
Total	$91,135	$58,691	$149,826	$2,993

2014
December 31, 2014	$40,377	$1,841	$42,218	$3,060
Total	$40,377	$1,841	$42,218	$3,060

Stock Dividends

The following table outlines our total special stock dividends declared to stockholders:

		Stockholders
Dividends for the Three Months Ended	Issuance Date	Shares	Amount (1)
March 31, 2015	4/1/2015	2,604	$26,037
December 31, 2014	1/1/2015	737	$7,367

(1)	Amount based on $10.00 per share Offering price.

Debt Financings

As mentioned previously, our portfolio was 87% leveraged based on the value of our real estate investments as of March 31, 2015 with a weighted average interest value of 1.64%. Below is additional information regarding our loan activities for the three months ended March 31, 2015. See Note 5 — Debt Financing for additional information regarding our outstanding debt.

•
We entered into $61.8 million of permanent mortgage financing and borrowed $50.3 million under our Hines Credit Facility related to the acquisition of Bishop’s Square for a net purchase price of $103.2 million.

•	We made payments of $20.2 million on our Hines Credit Facility using net proceeds from our public offering.

•
We made payments of $607,937 for financing costs related to our loans and $47,876 related to an interest rate cap purchased to cap the variable interest rate on our borrowing secured by Bishop’s Square.

Results of Operations

Our results of operations for the three months ended March 31, 2015 are not indicative of those expected in future periods as we did not meet our minimum offering requirements until September 2014 (or March 2015 with respect to Washington and have not met our minimum offering requirements with respect to Pennsylvania) and did not make our first real estate investment until December 2014. We completed our second acquisition on March 3, 2015. Amounts recorded in our consolidated statements of operations for the three months ended March 31, 2015 are due to the following:

•
Total revenues, property operating expenses, real property taxes, property management fees, depreciation and amortization, and interest expense relate to the operation of 2819 Loker Avenue East and Bishop’s Square.

•	Acquisition-related expenses represent costs, including a $2.0 million Stamp Duty tax, incurred on Bishop’s Square and costs in connection with properties which we may acquire in future periods.

•
We expect to pay monthly asset management fees to our Advisor based on an annual fee equal to 0.75% of the cost of our real estate investments. As described previously, our Advisor agreed to waive asset management fees for the quarter ended March 31, 2015 to the extent that our MFFO is less than our distributions declared for the quarter ended March 31, 2015. Accordingly, our Advisor waived the entire asset management fee for the quarter ended March 31, 2015, totaling $129,524.

•
We pay our Advisor acquisition fees equal to 2.25% of the purchase price of our real estate investments. As a result, we incurred a $2.3 million acquisition fee related to our acquisition of Bishop’s Square in March 2015.

•
General and administrative expenses for the three months ended March 31, 2015 primarily consist of legal and accounting fees, costs and expenses associated with our board of directors, and insurance costs. Certain of these costs are variable and will increase in the future as we continue to raise capital and make additional real estate investments.

•
We have entered into an interest rate cap agreement as an economic hedge against the variability of future interest rates on one of our variable interest rate borrowings. We have not designated this contract as a hedge for accounting purposes. Changes in the fair value of this interest rate cap resulted in a loss of $26,682 recorded in our condensed consolidated statement of operations and comprehensive loss.

•
Total income attributable to noncontrolling interests for the three months ended March 31, 2015 relates to our allocation of our net loss to HALP II based on its ownership in the Operating Partnership.

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

•
MFFO excludes acquisition fees payable to our Advisor and acquisition expenses. Although these amounts reduce net income, we generally fund such costs with proceeds from our offering and/or acquisition-related indebtedness and do not consider these fees and expenses in the evaluation of our operating performance and determining MFFO.

•
We use an interest rate cap as an economic hedge against the variability of interest rates on one of our variable interest rate borrowings. Although we expect to hold this instrument to maturity, if we were to settle this instrument currently, it would have an impact on our operating performance. Additionally, this derivative instrument is measured at fair value on a quarterly basis in accordance with GAAP. MFFO excludes gains (losses) related to changes in the estimated value of our derivative instrument because such adjustments may not be reflective of ongoing operations and may reflect unrealized impacts on our operating performance.

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

The following section presents our calculation of FFO and MFFO and provides additional information related to our operations for the three months ended March 31, 2015 and the period from inception through March 31, 2015. As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the two periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

	Three Months Ended March 31, 2015	Period from July 31, 2013 (date of inception) through March 31, 2015
Net income (loss)	$(5,366,567)	$(6,694,231)
Depreciation and amortization (1)	626,778	676,066
Adjustments for noncontrolling interests (2)	39,340	223,924
Funds from operations	(4,700,449)	(5,794,241)
Loss (gain) on derivative instruments (3)	26,682	26,682
Other components of revenues and expenses (4)	(139,985)	(145,880)
Acquisition fees and expenses (5)	4,889,725	5,588,554
Adjustments for noncontrolling interests (2)	(39,644)	(72,767)
Modified Funds From Operations	$36,329	$(397,652)
Basic and Diluted Loss Per Common Share Attributable to Common Stockholders	$(4.82)	$(28.93)
Funds From Operations Per Common Share	$(4.22)	$(25.75)
Modified Funds From Operations Per Common Share	$0.03	$(1.77)
Weighted Average Shares Outstanding	1,113,535	225,020

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

(3)
Represents components of net income (loss) related to the estimated changes in the values of our interest rate contract derivative. We have excluded this change in value from our evaluation of our operating performance and MFFO because such adjustments may not be reflective of our ongoing performance and may reflect unrealized impacts on our operating performance.

(4)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three months ended March 31, 2015 and the period from inception through March 31, 2015:

	Three Months Ended March 31, 2015	Period from July 31, 2013 (date of inception) through March 31, 2015
Straight-line rent adjustment (a)	$(106,667)	$(112,562)
Amortization of out-of-market leases (b)	(33,318)	(33,318)
	$(139,985)	$(145,880)

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

(b)	Represents the amortization of out-of-market leases.

(5)
Represents acquisition expenses and acquisition fees paid to our Advisor that are expensed in our condensed consolidated statements of operations. We fund such costs with proceeds from our offering and/or acquisition-related indebtedness, and therefore do not consider these expenses in evaluating our operating performance and determining MFFO.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from our debt financings, proceeds from the Offering, cash advances from the Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets to fund distributions to our stockholders. We funded 100% of distributions for three months ended March 31, 2015 with cash flows from financing activities, which includes offering proceeds. The Advisor waived $129,524 of asset management fees payable to it for the three months ended March 31, 2015. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.

From inception through March 31, 2015, we declared cash distributions (including those reinvested in shares pursuant to our distribution reinvestment plan) to our stockholders totaling $192,044, compared to our total aggregate FFO loss of $5.8 million. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income (loss) and FFO. From inception through March 31, 2015, we incurred acquisition fees and expenses totaling $5.6 million. For the three months ended March 31, 2015, we declared cash distributions (including those reinvested in shares pursuant to our distribution reinvestment plan) to our stockholders totaling $149,826, compared to our total aggregate FFO loss of $4.7 million.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 8 — Related Party Transactions in this Quarterly Report on Form 10-Q for additional information concerning our related-party transactions.

Off-Balance Sheet Arrangements

As of March 31, 2015 and December 31, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk, currency risk and real estate valuation risk are the primary market risks to which we are or will be exposed. As of March 31, 2015, we were exposed to the market risks described below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of March 31, 2015, we had $114.2 million of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $1.1 million in interest expense. Additionally, we have a notional amount of approximately $59.9 million in an interest rate cap to cap our variable-rate debt related to the Bishop’s Square Facility. See Note 5 — Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt.

Foreign Currency Risk

We currently have a real estate investment located in Dublin, Ireland which is subject to the effects of exchange rate movements between the Euro and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our condensed consolidated financial statements. We have entered into a mortgage loan denominated in Euros for this investment, which provides a natural hedge with regard to changes in exchange rates between the Euro and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of Euros, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Based upon our analysis, a 10% immediate, unfavorable change in the exchange rate between the Euro and U.S. dollar would have decreased the net book value or our investment in Bishop’s Square by approximately $4.4 million and would have reduced the quarterly net income (loss) of Bishop’s Square by $276,499.

Other Risks

As described elsewhere in this Quarterly Report on Form 10-Q, our Advisor has agreed to waive asset management fees otherwise payable to it for each of the quarters ended March 31, 2015 and June 30, 2015, to the extent that our MFFO for such quarters, as disclosed in our Quarterly Report on Form 10-Q for each respective quarter, amounts to less than 100% of the aggregate distributions declared to our stockholders for each respective quarter. There can be no assurances that our Advisor will continue this waiver, and if not, cash available to pay distributions in future periods may be reduced.

We invest proceeds we receive from our public offerings in short-term, highly-liquid investments until we use such funds to make real estate investments. Although we do not expect that income we earn on these temporary investments will be substantial, our earnings will be subject to the fluctuations of interest rates and their effect on these investments.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of May 13, 2015, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

Item 1A.  Risk Factors

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014. There are no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2015, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

On August 20, 2014, the Registration Statement on Form S-11 (File No. 333-191106) for the Offering was declared effective under the Securities Act of 1933. The Offering commenced on August 20, 2014 and is currently expected to terminate on or before August 20, 2016, unless extended by our board of directors.

From August 20, 2014 through March 31, 2015, we received gross proceeds of approximately $24.6 million through the sale of 2.5 million shares to the public in connection with the Offering. Since August 20, 2014, we have used proceeds from the Offering to pay $2.0 million of selling commissions and dealer manager fees and $915,728 of issuer costs related to the Offering.  The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines.

Net proceeds available for investment after the payment of the costs described above were approximately $21.1 million. A portion of these proceeds, along with proceeds from debt financing, were used to make approximately $72.9 million of investments in real estate, including the cost of completing the acquisitions of 2819 Loker Avenue East and Bishop’s Square, acquisition fees and expenses and costs of leveraging each real estate investment. We also used these proceeds to make payments of $20.4 million, including principal and interest, on our Hines Credit Facility. We also used $927,835 in offering proceeds to fund general and administrative expenses and to provide working capital for our real estate investments. We had approximately $1.3 million in uninvested offering proceeds as of March 31, 2015.

Additionally, we have not generated sufficient cash flow from operations to fully fund distributions paid. As of March 31, 2015, as discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Distributions" all of our distributions have been funded with cash flows from financing activities, which includes offering proceeds.

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

HINES GLOBAL REIT II, INC.

May 13, 2015	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

May 13, 2015	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Hines Global REIT II, Inc. (filed as Exhibit 3.1 to Pre- Effective Amendment No. 5 to the Registrant's Registration Statement on Form S-11, File No. 333-191106 (the “Registration Statement”) on August 15, 2014 and incorporated by reference herein)

3.2	Articles Supplementary of Hines Global REIT II, Inc. (filed as Exhibit 1.1 to Post-Effective Amendment No. 1 to the Registration Statement on December 12, 2014 and incorporated by reference herein)
3.3	Amended and Restated Bylaws of Hines Global REIT II, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Registration Statement on August 15, 2014 and incorporated by reference herein)
4.1
Forms of Subscription Agreement (filed as Appendix B-1 and Appendix B-2 to the Prospectus included in Post-Effective Amendment No. 4 to the Registration Statement on April 17, 2015 and incorporated by reference herein)

4.2
Hines Global REIT II, Inc. Distribution Reinvestment Plan (filed as Appendix C to the Prospectus included in Post-Effective Amendment No. 4 to the Registration Statement on April 17, 2015 and incorporated by reference herein)

10.10
Particulars and Conditions of Sale of Bishop's Square, Bishop's Street/Kevin Street Lower, Dublin 2, dated as of January 30, 2015, by and between Bishop Ireland GREIT II Limited and Violet Yarrow Real Estate (Dublin) Limited (filed as Exhibit 10.1 to the Registrants Current Report on Form 8-K on February 5, 2015 and incorporated by reference herein)

10.11
Facility Agreement, dated as of March 3, 2015 by and between Deutsche Girozentrale as Agent, Original Hedge Counterparty, Arranger, Security Trustee and Lender and Hines GREIT II Ireland Fund PLC, acting for and on behalf of its sub-fund Hines GREIT II Bishop Fund, as Borrower (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K on March 5, 2015 and incorporated by reference herein)

10.12
Amendment to Selected Dealer Agreement, dated February 27, 2015, by and among Hines Global REIT II, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.12 to Post-Effective Amendment No. 3 to the Registration Statement on March 5, 2015 and incorporated by reference herein)

10.13
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Hines Global REIT II Properties LP, dated as of March 23, 2015 (filed as Exhibit 10.13 to Post-Effective Amendment No. 4 to the Registration Statement on April 17, 2015 and incorporated by reference herein)

10.14
Amendment to Advisory Agreement, dated as of December 4, 2014, among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP, and Hines Global REIT II, Inc. (filed as Exhibit 10.14 to Post-Effective Amendment No. 4 to the Registration Statement on April 17, 2015 and incorporated by reference herein)

31.1*	Certification
31.2*	Certification
32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

101*
The following materials from Hines Global REIT II, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed on May 13, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith