Form 10-Q
period 2015-06-30
HINES GLOBAL REIT II, INC.
filed 2015-08-13
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of August 10, 2015, approximately 6.4 million shares of the registrant’s common stock were outstanding.

PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity (Deficit)	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

SIGNATURES
EX-31.1	Certification
EX-31.2	Certification
EX-32.1	Certification of CEO & CFO pursuant to Section 906

EX-101	Instance Document
EX-101	Schema Document
EX-101	Calculation Linkbase Document
EX-101	Labels Linkbase Document
EX-101	Presentation Linkbase Document
EX-101	Definition Linkbase Document

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2015	December 31, 2014
ASSETS
Investment property, net	$73,815,770	$21,355,421
Cash and cash equivalents	4,355,229	2,726,742
Restricted cash	88,517	—
Derivative instruments	32,544	—
Tenant and other receivables, net	2,305,425	68,160
Intangible lease assets, net	54,555,574	3,945,291
Deferred financing costs, net	585,318	8,925
Other assets	54,203	446,275
Total assets	$135,792,580	$28,550,814
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,203,395	$259,111
Due to affiliates	4,236,908	5,213,634
Intangible lease liabilities, net	2,724,205	—
Other liabilities	1,780,515	—
Distributions payable	231,649	18,371
Note payable to affiliate	30,717,714	24,200,000
Note payable	61,238,880	—
Total liabilities	$102,133,266	$29,691,116

Commitments and contingencies (Note 11)	—	—

Equity:
Stockholders’ equity (deficit):
Preferred shares, $0.001 par value; 500,000,000 preferred shares authorized, none issued or outstanding as of June 30, 2015 and December 31, 2014	—	—
Class A common stock, $0.001 par value; 1,500,000,000 authorized; 5,319,207 and 420,541 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	5,319	421
Additional paid-in capital	41,137,558	—
Accumulated deficit	(6,804,416)	(1,140,723)
Accumulated other comprehensive income (loss)	(679,147)	—
Total stockholders’ equity (deficit)	33,659,314	(1,140,302)
Noncontrolling interests	—	—
Total equity (deficit)	33,659,314	(1,140,302)
Total liabilities and equity	$135,792,580	$28,550,814

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2015 and 2014
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental revenue	$2,654,563	$—	$3,888,368	$—
Other revenue	40,827	—	52,349	—
Total revenues	2,695,390	—	3,940,717	—
Expenses:
Property operating expenses	542,171	—	807,621	—
Real property taxes	74,480	—	148,961	—
Property management fees	36,481	—	55,921	—
Depreciation and amortization	1,211,059	—	1,837,837	—
Acquisition related expenses	105,527	—	2,667,536	—
Asset management and acquisition fees	251,841	—	2,579,556	—
General and administrative expenses	332,237	—	741,693	—
Total expenses	2,553,796	—	8,839,125	—
Income (loss) before other income (expenses)	141,594	—	(4,898,408)	—
Other income (expenses):
Gain (loss) on derivative instruments	12,170	—	(14,511)	—
Foreign currency gains (losses)	—	—	(234)	—
Interest expense	(445,031)	—	(746,568)	—
Interest income	157	—	2,048	—
Net income (loss)	(291,110)	—	(5,657,673)	—
Net (income) loss attributable to noncontrolling interests	(3,026)	—	(6,020)	—
Net income (loss) attributable to common stockholders	$(294,136)	$—	$(5,663,693)	$—
Basic and diluted income (loss) per Class A common share	$(0.07)	$—	$(2.18)	$—
Cash distributions declared per Class A common share	$0.14	$—	$0.29	$—
Weighted average number of common shares outstanding	4,051,587	1,114	2,592,589	1,114
Comprehensive income (loss):
Net income (loss)	$(291,110)	$—	$(5,657,673)	$—
Other comprehensive income (loss):
Foreign currency translation adjustment	918,487	—	(679,147)	—
Comprehensive income (loss)	627,377	—	(6,336,820)	—
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to common stockholders	$627,377	$—	$(6,336,820)	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
For the Six Months Ended June 30, 2015 and 2014
(UNAUDITED)

Hines Global REIT II, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests
	Class A
	Shares	Amount
Balance as of January 1, 2014	1,111	$1	$9,999	$—	$—	$10,000	$190,000
Balance as of June 30, 2014	1,111	$1	$9,999	$—	$—	$10,000	$190,000

Hines Global REIT II, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests
	Class A
	Shares	Amount
Balance as of January 1, 2015	420,541	$421	$—	$(1,140,723)	$—	$(1,140,302)	$—
Issuance of common shares	4,898,666	4,898	48,833,704	—	—	48,838,602	—
Distributions declared	—	—	(717,057)	—	—	(717,057)	(6,020)
Selling commissions and dealer manager fees	—	—	(4,765,876)	—	—	(4,765,876)	—
Issuer costs	—	—	(2,213,213)	—	—	(2,213,213)	—
Net income (loss)	—	—	—	(5,663,693)	—	(5,663,693)	6,020
Foreign currency translation adjustment	—	—	—	—	(679,147)	(679,147)	—
Balance as of June 30, 2015	5,319,207	$5,319	$41,137,558	$(6,804,416)	$(679,147)	$33,659,314	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2015 and 2014
(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,657,673)	$—
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,743,525	—
Foreign currency (gains) losses	234	—
(Gain) loss on derivative instruments	14,511	—
Changes in assets and liabilities:
Change in other assets	28,118	—
Change in tenant and other receivables	(2,036,576)	—
Change in accounts payable and accrued expenses	896,744	—
Change in other liabilities	1,346,621	—
Change in due to affiliates	(254,916)	—
Net cash from operating activities	(3,919,412)	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(102,689,457)	—
Change in restricted cash	(87,984)	—
Net cash from investing activities	(102,777,441)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	48,421,015	—
Payment of issuer costs	(2,580,038)	—
Payment of selling commissions and dealer manager fees	(4,766,817)	—
Distributions paid to stockholders and noncontrolling interests	(279,449)	—
Proceeds from notes payable	61,768,800	—
Proceeds from related party note payable	50,300,000	—
Payments on related party notes payable	(43,782,286)	—
Change in security deposit liability	(247)	—
Deferred financing costs paid	(625,876)	—
Payments related to interest rate contracts	(47,876)	—
Net cash from financing activities	108,407,226	—
Effect of exchange rate changes on cash	(81,886)	—
Net change in cash and cash equivalents	1,628,487	—
Cash and cash equivalents, beginning of period	2,726,742	—
Cash and cash equivalents, end of period	$4,355,229	$—

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$445,077	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$231,649	$—
Distributions reinvested	$230,350	$—
Offering proceeds due from transfer agent	$249,438	$—
Non-cash net liabilities acquired	$470,144	$—
Offering costs payable to the Advisor	$1,848,513	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2015 and 2014

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT II, Inc. as of June 30, 2015 and December 31, 2014, the results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Hines Global REIT II, Inc. (the “Company”), was formed as a Maryland corporation on July 31, 2013 for the purpose of engaging in the business of investing in and owning commercial real estate properties and other real estate investments. The Company intends to conduct substantially all of its operations through Hines Global REIT II Properties, LP (the “Operating Partnership”). Beginning with its taxable year ended December 31, 2015, the Company intends to operate in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The business of the Company is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement, dated as of August 15, 2014, between the Company, the Advisor and the Operating Partnership (defined below). An affiliate of the Advisor, Hines Global REIT II Associates Limited Partnership (“HALP II”), owned a 0.4% limited partner interest in the Operating Partnership as of June 30, 2015.

On August 20, 2014, the Company commenced an offering of up to $2,500,000,000 of Class A common stock, at a price of $10.00 per share for sale to the public (the “Offering”). The Company engaged Hines Securities, Inc. (“HSI”), an affiliate of the Advisor, to serve as the dealer manager for the Offering and market its shares. As of June 30, 2015, the Company had raised sufficient offering proceeds to satisfy the minimum offering requirements for the Offering with respect to all states other than Pennsylvania. The Company will not accept subscriptions from Pennsylvania residents until the Company has received at least $100.0 million in aggregate gross proceeds from investors in the Offering who are not Pennsylvania residents. As of August 10, 2015, the Company had received gross offering proceeds of $63.4 million from the sale of 6.4 million Class A common shares. See Note 12 — Subsequent Events regarding the amendment to the Company’s initial registration statement to offer a combination of Class A shares and Class T shares, which was declared effective by the SEC on August 12, 2015.

The Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. As of June 30, 2015, the Company owned direct investments in two properties. These properties consist of 2819 Loker Avenue East, a Class A industrial building located in Carlsbad, California and Bishop’s Square, a Class A office building located in Dublin, Ireland.

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

Tenant and Other Receivables

As of June 30, 2015, tenant and other receivables primarily consisted of a $1.6 million receivable from the trust manager of Bishop’s Square, which was collected in July 2015. Additionally, as of June 30, 2015 and December 31, 2014, the Company recorded a receivable from its transfer agent related to offering proceeds not yet received of $249,438 and $62,200, respectively.

Other Assets

Other assets included the following:

	June 30, 2015	December 31, 2014
Deferred issuer costs	$—	$364,701
Prepaid insurance	23,617	—
Prepaid officer and director insurance	26,156	—
Other	4,430	81,574	(1)
Other assets	$54,203	$446,275

(1)As of December 31, 2014, this primarily consisted of excess cash held in an escrow account related to timing differences with respect to the acquisition of 2819 Loker Avenue East.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivables were $288,377 and $5,895 as of June 30, 2015 and December 31, 2014, respectively.

Issuer Costs

The Company reimburses the Advisor and its affiliates for any issuer costs related to the Offering that it pays on the Company’s behalf.  Such costs consist of, among other costs, expenses of the Company’s organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. The Company did not have an obligation to reimburse the Advisor for any issuer costs until it achieved its minimum offering requirements on September 26, 2014. Therefore, the Company did not record issuer costs within its financial statements until that time. Organizational issuer costs, such as expenses associated with the formation of the Company and its board of directors, are expensed as incurred, and offering-related issuer costs are recorded as an offset to additional paid-in capital. From inception to June 30, 2015, issuer costs incurred by the Advisor on the Company’s behalf totaled $6.0 million, of which approximately $45,914 related to organizational issuer costs.

Per Share Data

Net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net income (loss) per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding. Earnings per share have been restated for 13,207 shares in stock dividends issued through the date of issuance of the financial statements.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued amendments to change the prior guidance concerning the presentation of debt issuance costs in the financial statements.  Under this revised guidance, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. As of June 30, 2015 and December 31, 2014, the Company had $585,318 and $8,925 in deferred financing fees presented as assets on its condensed consolidated balance sheet that it will be required to present as direct deductions from the Company’s debt liabilities as a result of the revised guidance.

In June 2015, FASB made technical corrections and improvements to provide clarification, correct unintended application of guidance, and make minor improvements to the Accounting Standards Codification (“ASC” or the “Codification”) that are not expected to have a significant effect on current accounting practice. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Buildings and improvements	$67,243,696	$14,170,000
Less: accumulated depreciation	(627,926)	(14,579)
Buildings and improvements, net	66,615,770	14,155,421
Land	7,200,000	7,200,000
Investment property, net	$73,815,770	$21,355,421

In March 2015, the Company acquired Bishop’s Square, a Class A office building, located in the central business district of Dublin, Ireland. The net purchase price was €92.0 million (approximately $103.2 million assuming a rate of $1.12 per EUR as of the transaction date), exclusive of transaction costs and working capital reserves. The building contains approximately 153,529 square feet of net rentable area and is currently 99% leased to four tenants. See Note 4 — Recent Acquisitions of Real Estate for additional information on Bishop’s Square.

As of June 30, 2015, the cost basis and accumulated amortization related to lease intangibles are as follows:

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$55,317,750	$421,572	$(2,863,536)
Less: accumulated amortization	(1,165,358)	(18,390)	139,331
Net	$54,152,392	$403,182	$(2,724,205)

As of December 31, 2014, the cost basis and accumulated amortization related to lease intangibles were as follows:

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$3,980,000	$—	$—
Less: accumulated amortization	(34,709)	—	—
Net	$3,945,291	$—	$—

Amortization expense of in-place leases was $792,768 for the three months ended June 30, 2015. Net amortization of out-of-market leases resulted in an increase to rental revenue of $96,260 for the three months ended June 30, 2015. No amortization expense was incurred related to in-place or out-of-market leases for the three months ended June 30, 2014.

Amortization expense of in-place leases was $1.2 million for the six months ended June 30, 2015. Net amortization of out-of-market leases resulted in an increase to rental revenue of $129,578 for the six months ended June 30, 2015. No amortization expense was incurred related to in-place or out-of-market leases for the six months ended June 30, 2014.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from July 1, 2015 through December 31, 2015 and for each of the years ending December 31, 2016 through December 31, 2019 are as follows:

	In-Place Lease	Out-of-Market Leases, Net
July 1, 2015 through December 31, 2015	$1,493,976	$(162,017)
2016	2,987,954	(324,034)
2017	2,757,787	(266,969)
2018	2,363,113	(168,779)
2019	2,004,149	(168,779)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of June 30, 2015, the approximate fixed future minimum rentals for the period from July 1, 2015 through December 31, 2015, for each of the years ending December 31, 2016 through 2019 and thereafter are as follows:

Fixed Future Minimum Rentals
July 1, 2015 through December 31, 2015	$3,978,928
2016	8,004,211
2017	8,272,685
2018	7,977,316
2019	7,242,987
Thereafter	43,406,443
Total	$78,882,570

Of the Company’s total rental revenue for the six months ended June 30, 2015, approximately 31% was earned from Acushnet, a tenant in the manufacturing industry, whose lease expires in 2019, approximately 42% was earned from the Commissioner of Public Works in Ireland, a state agency of Ireland, whose lease expires in 2028, and approximately 14% was earned from International Financial Data Services, an investor record-keeping and transfer agency provider, whose lease expires in 2024.

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

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2015 and 2014 acquisitions, as of the date of the respective acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2015 Acquisition:
Bishop’s Square (1)	10.7	7.5	8.3

2014 Acquisition:
2819 Loker Avenue East	4.6	—	—

(1)	Excludes the effect of the ground lease, which significantly increases the weighted average useful life for these intangibles.

The table below includes the amounts of revenue and net income (loss) of the acquisition completed during the three and six months ended June 30, 2015, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015:

		For the Three Months Ended	For the Six Months Ended
		June 30, 2015	June 30, 2015
Bishop’s Square	Revenue	$2,094,817	$2,744,411
	Net income (loss)	$307,973	$(2,518,060)

The following unaudited consolidated information is presented to give effect to the current year acquisition through June 30, 2015 as if the acquisition occurred on January 1, 2014. The pro forma net loss was adjusted to exclude acquisition-related expenses of $105,527 and $5.0 million for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, the pro forma net loss was adjusted to include acquisition fees and expenses of zero and $4.9 million, respectively, relating to the 2015 acquisition, as if these fees and expenses had been incurred as of January 1, 2014.

The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed this acquisition on January 1, 2014, nor does it purport to represent the Company’s future operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Pro Forma 2015	Pro Forma 2014	Pro Forma 2015	Pro Forma 2014
Revenues	$2,695,390	$2,081,178	$5,335,793	$4,139,487
Net income (loss)	$(185,583)	$195,076	$(2,263,417)	$(4,541,049)
Basic and diluted income (loss) per common share	$(0.05)	$1.51	$(0.87)	$(35.22)

5. DEBT FINANCING

As of June 30, 2015 and December 31, 2014, the Company had approximately $92.0 million and $24.2 million of debt outstanding, respectively, with a weighted average interest rate of 1.56% and 2.16%, respectively. The following table describes the Company’s debt outstanding at June 30, 2015 and December 31, 2014:

Description	Origination or Assumption Date	Maturity Date		Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of June 30, 2015	Principal Outstanding at June 30, 2015	Principal Outstanding at December 31, 2014
Secured Mortgage Debt
Bishop’s Square	3/3/2015	3/2/2022		€55,200,000	Euribor + 1.30 (1)	1.38%	$61,238,880	$—
Note Payable							$61,238,880	$—
Affiliate Note Payable
Credit Facility with Hines	12/15/2014	12/15/2016	(2)	$75,000,000	Variable	1.93%	30,717,714	24,200,000
Total Note Payable to Affiliate							$30,717,714	$24,200,000
							$91,956,594	$24,200,000

(1)
The Company entered into an interest rate cap agreement as an economic hedge against the variability of future interest rates on its variable interest rate borrowing. See Note 6 — Derivative Instruments for additional information regarding the Company’s interest rate cap.

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

Hines Credit Facility

For the period from January 2015 through June 2015, the Company made draws of approximately $50.3 million and payments of approximately $43.8 million under the Hines Credit Facility. Additionally, from July 1, 2015 through August 13, 2015, the Company repaid $7.4 million under the Hines Credit Facility. The borrowings and payments resulted in an outstanding principal balance of approximately $23.3 million under the Hines Credit Facility as of August 13, 2015.

Financial Covenants

The Company’s mortgage and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants as of June 30, 2015.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from July 1, 2015 through December 31, 2015, for each of the years ending December 31, 2016 through December 31, 2019 and for the period thereafter.

	Payments Due by Year
	July 1, 2015 through December 31, 2015	2016	2017	2018	2019	Thereafter
Principal payments	$30,717,714	$—	$—	$—	$—	$61,238,880

6. DERIVATIVE INSTRUMENTS

The Company entered into an interest rate cap agreement with Chatham Financial Corporation in connection with the Bishop’s Square acquisition. The interest rate cap agreement was entered into as an economic hedge against the variability of future interest rates on one of its variable interest rate borrowings.  The Company’s interest rate cap contract has economically limited the interest rate on the loan to which it relates.  The Company has not designated this derivative as a hedge for accounting purposes. See Note 9 — Fair Value Measurements for additional information regarding the fair value of the Company’s interest rate contract.

The table below provides additional information regarding the Company’s interest rate contract.

Interest Rate Contracts
Type	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Interest rate cap	March 3, 2015	April 25, 2018	$61,238,880	EURIBOR	2.00%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on June 30, 2015.

The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated condensed balance sheets the fair value amount recorded for its derivative instrument. The table below presents the fair value of the Company’s derivative instrument included in “Assets—Derivative Instruments” on the Company’s condensed consolidated balance sheets, as of June 30, 2015 and December 31, 2014:

	Derivative Assets
	June 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Interest rate cap	$32,544	$—
Total derivatives	$32,544	$—

The table below presents the effects of the changes in fair value of the Company’s derivative instrument in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014:

	Gain (Loss) Recorded on Derivative Instruments
	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Derivatives not designated as hedging instruments:
Interest rate cap	$12,170	$—	$(14,511)	$—
Total gain (loss) on derivatives	$12,170	$—	$(14,511)	$—

7. DISTRIBUTIONS

With the authorization of its board of directors, the Company declared distributions to its stockholders and HALP II for the period from October 1, 2014 through August 31, 2015. These distributions were or will be calculated based on stockholders of record for each day in an amount equal to $0.001575342 per Class A common share, per day. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

In addition to the distributions described above, the Company’s board of directors authorized special stock dividends to its stockholders as of daily record dates for the period from October 1, 2014 through June 30, 2015. Stock dividends for the Company’s common shares were calculated based on stockholders of record each day in an amount equal to 0.0000273973 of a share of common stock per share, per day. Shares issued related to the Company’s stock dividends were issued on the first business day of the month following the quarter to which they related.

Cash Distributions

The following table outlines the Company’s total cash distributions declared to stockholders and noncontrolling interests (HALP II) for each of the quarters during 2015 and the quarter ended December 31, 2014, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan.

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2015
June 30, 2015	$279,432	$287,799	$567,231	$3,027
March 31, 2015	91,135	58,691	149,826	2,993
Total	$370,567	$346,490	$717,057	$6,020

2014
December 31, 2014	$40,377	$1,841	$42,218	$3,060
Total	$40,377	$1,841	$42,218	$3,060

Stock Dividends

The following table outlines the Company’s total stock dividends declared to stockholders:

		Stockholders
Dividends for the Three Months Ended	Issuance Date	Shares	Amount (1)
June 30, 2015	7/1/2015	9,866	$98,663
March 31, 2015	4/1/2015	2,604	$26,037
December 31, 2014	1/1/2015	737	$7,367

(1)	Amount based on $10.00 per share Offering price.

8. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the periods indicated below:

	Incurred
	Three Months Ended June 30,		Six Months Ended June 30,		Unpaid as of
Type and Recipient	2015	2014	2015	2014	June 30, 2015	December 31, 2014
Selling Commissions- Dealer Manager	$1,938,836	$—	$3,319,480	$—	$18,122	$—
Dealer Manager Fee- Dealer Manager	837,296	—	1,446,395	—	(8,741)	10,323
Issuer and Organization Costs- the Advisor	883,010	—	1,848,513	—	3,421,864	4,153,388
Acquisition Fee- the Advisor and affiliates of Hines	—	—	2,327,715	—	408,259	570,375
Asset Management Fee- the Advisor and affiliates of Hines (1)	251,841	—	251,841	—	252,084	—
Other (2) - the Advisor	119,724	—	449,150	—	85,258	365,960
Interest Expense- Hines(3)	206,321	—	431,337	—	6,587	20,328
Property Management Fee- Hines	11,600	—	23,200	—	—	—
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	85,812	—	120,308	—	53,475	93,260
Due to Affiliates					$4,236,908	$5,213,634

(1)
The Company’s Advisor has agreed to waive asset management fees for certain quarters in 2015 to the extent that the Company’s modified funds from operations (“MFFO”) is less than the Company’s distributions declared for each respective quarter. Since MFFO exceeded distributions declared to the Company’s stockholders during the three months ended June 30, 2015, no asset management fees were waived by the Advisor for this period. However, the Advisor waived $129,524 in asset management fees payable to it during the three months ended March 31, 2015. No asset management fees were payable to the Advisor for the three and six months ended June 30, 2014.

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

Although the Company has determined the majority of the inputs used to value its interest rate cap agreement fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, Chatham Financial Corporation. In adjusting the fair value of its derivative contract for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of June 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined its derivative valuation is classified in Level 2 of the fair value hierarchy.

The following table sets forth the Company’s derivative which was measured at fair value on a recurring basis, by level within the fair value hierarchy as of June 30, 2015:

		Basis of Fair Value Measurements
Period	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2015
Interest rate caps	$32,544	$—	$32,544	$—

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

As of June 30, 2015, the Company estimated that the book value of its notes payable approximates its fair value. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

10. REPORTABLE SEGMENTS

As described previously, the Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. Management evaluates the operating performance of each of its real estate investments individually and considers each investment to be an operating segment. Management expects to aggregate all of its operating segments into two reportable segments, primarily based on the location of each segment. As a result, the Company’s operating segments have been classified into one of two reportable segments: domestic real estate investments and international real estate investments. As a result, the Company’s operating segments have been reclassified into one of two reportable segments: domestic real estate investments and international real estate investments.

The tables below provide additional information related to each of the Company’s segments and a reconciliation to the Company’s net loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total Revenue
Domestic real estate investments	$600,573	$—	$1,196,306	$—
International real estate investments	2,094,817	—	2,744,411	—
Total Revenue	$2,695,390	$—	$3,940,717	$—

For the three and six months ended June 30, 2015 and 2014, the Company’s total revenue was attributable to the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total Revenue
United States	22%	—%	30%	—%
Ireland	78%	—%	70%	—%

For the three and six months ended June 30, 2015 and 2014, the Company’s property revenues in excess of expenses by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Property revenues in excess of expenses (1)
Domestic real estate investments	$449,628	$—	$849,746	$—
International real estate investments	1,592,630	—	2,078,468	—
Property revenues in excess of expenses	$2,042,258	$—	$2,928,214	$—

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of June 30, 2015 and December 31, 2014, the Company’s total assets by segment were as follows:

	June 30, 2015	December 31, 2014
Total Assets
Domestic real estate investments	$25,027,573	$25,388,181
International real estate investments	109,139,575	—
Corporate-level accounts	1,625,432	3,162,633
Total Assets	$135,792,580	$28,550,814

As of June 30, 2015 and December 31, 2014, the Company’s total assets were attributable to the following countries:

	June 30, 2015	December 31, 2014
Total Assets
United States	20%	100%
Ireland	80%	—%

For the three and six months ended June 30, 2015 and 2014 the Company’s reconciliation to the Company’s net loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reconciliation to net income (loss)
Total property revenues in excess of expenses	$2,042,258	$—	$2,928,214	$—
Depreciation and amortization	(1,211,059)	—	(1,837,837)	—
Acquisition related expenses	(105,527)	—	(2,667,536)	—
Asset management and acquisition fees	(251,841)	—	(2,579,556)	—
General and administrative expenses	(332,237)	—	(741,693)	—
Gain (loss) on derivatives	12,170	—	(14,511)	—
Foreign currency gains (losses)	—	—	(234)	—
Interest expense	(445,031)	—	(746,568)	—
Interest income	157	—	2,048	—
Net income (loss)	$(291,110)	$—	$(5,657,673)	$—

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

12. SUBSEQUENT EVENTS

Class T Common Shares

On August 6, 2015, the Company supplemented its Articles of Incorporation to reclassify 900,000,000 authorized but unissued shares of Class A common stock, $0.001 par value per share, (“Class A Shares”) as Class T common stock, $0.001 par value per share, (“Class T Shares”). As a result of this reclassification, the total number of Class A Shares and Class T Shares which the Company has authority to issue are 600,000,000 and 900,000,000, respectively. Pursuant to the Company’s prospectus dated August 12, 2015, the Company is now offering up to $2,500,000,000 in any combination of Class A Shares and Class T Shares at a price of $10.00 per Class A Share and $9.4489 per Class T Share for sale to the public in the Offering and shares pursuant to the Company’s distribution reinvestment plan at a price of $9.50 per Class A Share and $9.00 per Class T Share.

Domain Apartments

In July 2015, the Company entered into a contract to acquire the Domain Apartments, a multifamily asset located in Las Vegas, Nevada. The Domain Apartments were constructed in 2014 and consist of 308 apartments that are 95% leased. The contract purchase price for the Domain Apartments is expected to be approximately $59.5 million, exclusive of transaction costs and working capital reserves. The Company expects the closing of this acquisition to occur during the third quarter of 2015, subject to a number of closing conditions. The Company funded a $1.5 million earnest money deposit on July 13, 2015. There is no guarantee that this acquisition will be consummated nor that third-party financing will obtained. If the Company were to elect not to close after August 21, 2015, the Company’s deposit may not be refundable.

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

—
Our distributions have been paid using cash flows from financing activities, including proceeds from our public offering, as well as cash from the waiver of fees by our Advisor, and some or all of the distributions we pay in the future may be paid from similar sources or sources such as cash advances by our Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from the offering. When we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced;

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

Executive Summary

Hines Global REIT II, Inc. (“Hines Global II” and, together with its consolidated subsidiaries, “we,” “us” or the “Company”) was formed in July 2013 to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. In August 2014, we commenced a $2.5 billion initial public offering of our common stock (the “Offering”). As of June 30, 2015, we had raised sufficient offering proceeds to satisfy the minimum offering requirements for the Offering with respect to all states other than Pennsylvania. We will not accept subscriptions from Pennsylvania residents until we have received at least $100.0 million in aggregate gross proceeds from investors in the Offering who are not Pennsylvania residents. As of August 10, 2015, we had received gross offering proceeds of $63.4 million from the sale of approximately 6.4 million Class A common shares. See “Subsequent Events” below regarding the amendment to our initial registration statement to offer a combination of Class A shares of common stock, par value $0.001 per share, (“Class A Shares”) and Class T shares of common stock, par value $0.001 per share, (“Class T Shares”), which was declared effective by the SEC on August 12, 2015.

Our cash flow from operations has been and may continue to be insufficient to fund distributions to stockholders. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. Our Advisor has agreed to waive the asset management fees otherwise payable to it for each of the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015, to the extent that our modified funds from operations (“MFFO”) for such quarters, as disclosed in our Quarterly Report on Form 10-

Q, for the respective quarter, amounts to less than 100% of the aggregate distributions declared to our stockholders for each respective quarter. There can be no assurances that our Advisor will continue this waiver, and if not, cash available to pay distributions in future periods may be reduced. As a result of this waiver, our Advisor waived $129,524 of asset management fees payable to it during the three months ended March 31, 2015. However, because MFFO exceeded distributions declared to our stockholders during the three months ended June 30, 2015, no asset management fees were waived for this period.

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that related to properties that are generally diversified by geographic area, lease expirations and tenant industries. The following table provides additional information regarding each of the properties in which we owned an interest as of June 30, 2015.

Property (1)	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased
2819 Loker Avenue East	Carlsbad, California	Industrial	12/2014; $25.4	6.5%	161,310	100%
Bishop's Square	Dublin, Ireland	Office	3/2015; $103.2	6.1%	153,529	99%
Total for All Investments					314,839	99%

(1)
On June 30, 2015, we effectively owned a 99.6% interest in these properties through our ownership interest in the Operating Partnership as its sole general partner. Hines Global REIT II Associates Limited Partnership (“HALP II”), an affiliate of Hines, owned the remaining 0.4% interest in the Operating Partnership.

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

Our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. Our independent directors have approved borrowings in excess of these limitations in connection with our first two investments, as we are in the early stages of raising capital through the Offering. In January 2015, our board of directors, including all of our independent directors, approved $45.2 million of additional borrowings under the Hines Credit Facility and a €55.2 million secured credit facility ($62.1 million using $1.12 per Euro as of the transaction date) for the purchase of Bishop’s Square in March 2015. In total, these borrowings represent approximately 104% of the cost of Bishop’s Square based on the contract purchase price. As of June 30, 2015, our portfolio was approximately 68% leveraged based on the value of our real estate investments.

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

The discussions below provide additional details regarding our cash flows. There were no cash flows related to the six months ended June 30, 2014.

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

Net cash used in operating activities for the six months ended June 30, 2015 was $3.9 million. Net cash provided by operating activities was reduced by the payment of acquisition fees and acquisition-related expenses totaling $5.2 million for the six months ended June 30, 2015. Under GAAP, acquisition fees and expenses and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our offering and/or acquisition-related indebtedness.

Cash Flows from Investing Activities

Net cash used in investing activities was primarily due to the payment of $102.7 million related to the acquisition of Bishop’s Square and its related lease intangibles in March 2015.

Cash Flows from Financing Activities

Initial Public Offering

We commenced the Offering in August 2014 and met our minimum offering requirements for every state, except Pennsylvania, in September 2014 (March 2015 with respect to the state of Washington). During the six months ended June 30, 2015, we raised proceeds of $48.4 million from the Offering, excluding proceeds from the distribution reinvestment plan.

In addition to the investing activities described previously, we use proceeds from the Offering to make certain payments to our Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the six months ended June 30, 2015, we made payments of $7.3 million for selling commissions, dealer manager fees and issuer costs related to the Offering.

Distributions

Our board of directors authorized us to declare distributions for the period from October 1, 2014 through August 31, 2015. Distributions for shares of our common stock have been or will be calculated based on stockholders of record each day in an amount equal to $0.001575342 per Class A Share, per day. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions paid to stockholders (including those reinvested in shares pursuant to our distribution reinvestment plan) during the three and six months ended June 30, 2015 were $425,152 and $503,716, respectively.

In addition to the distributions described above, our board of directors has authorized special stock dividends as of daily record dates for the period from October 1, 2014 through June 30, 2015. Stock dividends for our common stock were calculated based on stockholders of record each day in an amount equal to 0.0000273973 of a Class A Share per share, per day. Shares issued related to our stock dividends were issued on the first business day of the month following the quarter to which they related.

We have not generated sufficient cash flow from operations to fully fund distributions paid. Therefore, particularly in the earlier part of the Offering, some or all of our distributions have been and may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. For example, for the six months ended June 30, 2015, we funded 79% of total distributions with cash flows from operating activities and 21% were funded with cash flows from financing activities, which includes offering proceeds. Our Advisor has agreed to waive asset management fees for each of the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015, to the extent that our MFFO is less than our distributions declared for each of the respective quarters. Since MFFO exceeded distributions declared to our stockholders during the three months ended June 30, 2015, no asset management fees were waived by our Advisor for this period. However, our Advisor waived $129,524 in asset management fees payable to it during the three months ended March 31, 2015. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

Cash Distributions

The following table outlines our total cash distributions declared to stockholders and noncontrolling interests (HALP II) for each of the quarters during 2015 and the quarter ended December 31, 2014, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan.

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities
2015
June 30, 2015	$279,432	$287,799	$567,231	$3,027	$570,258	100%	$—	—%
March 31, 2015	91,135	58,691	149,826	2,993	—	—%	152,819	100%
Total	$370,567	$346,490	$717,057	$6,020	$570,258	79%	$152,819	21%

2014
December 31, 2014	$40,377	$1,841	$42,218	$3,060	$—	—%	$45,278	100%
Total	$40,377	$1,841	$42,218	$3,060	$—	—%	$45,278	—%

Stock Dividends

The following table outlines our total special stock dividends declared to stockholders:

		Stockholders
Dividends for the Three Months Ended	Issuance Date	Shares	Amount (1)
June 30, 2015	7/1/2015	9,866	$98,663
March 31, 2015	4/1/2015	2,604	$26,037
December 31, 2014	1/1/2015	737	$7,367

(1)	Amount based on $10.00 per share Offering price.

Debt Financings

As mentioned previously, our portfolio was 68% leveraged based on the value of our real estate investments as of June 30, 2015 with a weighted average interest rate of 1.56%. Below is additional information regarding our loan activities for the six months ended June 30, 2015. See Note 5 — Debt Financing for additional information regarding our outstanding debt.

•
We entered into $61.8 million of permanent mortgage financing and borrowed $50.3 million under our Hines Credit Facility related to the acquisition of Bishop’s Square for a net purchase price of $103.2 million.

•	We made payments of $43.8 million on our Hines Credit Facility using net proceeds from our public offering.

•
We made payments of $625,876 for financing costs related to our loans and $47,876 related to an interest rate cap purchased to cap the variable interest rate on our borrowing secured by Bishop’s Square.

Results of Operations

Our results of operations for the three and six months ended June 30, 2015 are not indicative of those expected in future periods as we did not meet our minimum offering requirements until September 2014 (or March 2015 with respect to Washington and have not met our minimum offering requirements with respect to Pennsylvania) and did not make our first real estate investment until December 2014. We completed our second acquisition on March 3, 2015. Amounts recorded in our consolidated statements of operations for the three and six months ended June 30, 2015 are due to the following:

•
Total revenues, property operating expenses, real property taxes, property management fees, depreciation and amortization, and interest expense relate to the operation of 2819 Loker Avenue East and Bishop’s Square.

•
Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. $2.0 million of the acquisition-related expenses incurred during the six months ended June 30, 2015 relate to Stamp Duty taxes incurred as a result of the acquisition of Bishop’s Square in March 2015.

•
We expect to pay monthly asset management fees to our Advisor based on an annual fee equal to 0.75% of the cost of our real estate investments. As described previously, our Advisor agreed to waive asset management fees for the quarters ending March 31, 2015, June 30, 2015 and September 30, 2015 to the extent that our MFFO is less than our distributions declared for each respective quarter. However, since MFFO exceeded distributions declared to our stockholders during the three months ended June 30, 2015, no asset management fees were waived by our Advisor for this period. Our Advisor waived $129,524 in asset management fees payable to it during the three months ended March 31, 2015.

•
We pay our Advisor acquisition fees equal to 2.25% of the purchase price of our real estate investments. Acquisition fees for the six months ended June 30, 2015 are comprised of the $2.3 million acquisition fee paid in relation to our acquisition of Bishop’s Square in March 2015. We did not incur any acquisition fees during the three months ended June 30, 2015.

•
General and administrative expenses for the three and six months ended June 30, 2015 primarily consist of legal and accounting fees, costs and expenses associated with our board of directors, and insurance costs. Certain of these costs are variable and will increase in the future as we continue to raise capital and make additional real estate investments.

•
We have entered into an interest rate cap agreement as an economic hedge against the variability of future interest rates on one of our variable interest rate borrowings. We have not designated this contract as a hedge for accounting purposes. Changes in the fair value of this interest rate cap resulted in a gain of $12,170 and a loss of $14,511 during the three and six months ended June 30, 2015, respectively, and are recorded in our condensed consolidated statement of operations and comprehensive income (loss).

•
Total income attributable to noncontrolling interests for the three and six months ended June 30, 2015 relates to our allocation of our net loss to HALP II based on its ownership in the Operating Partnership.

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

The purchase of properties, and the corresponding expenses associated with that process, including acquisition fees and expenses, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our stockholders. MFFO excludes acquisition fees payable to our Advisor and acquisition expenses. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to our stockholders. All paid and accrued acquisition fees and expenses with respect to the acquisition of a property negatively impact our operating performance during the period in which the property is acquired and will have negative effects on returns to our stockholders, the potential for future distributions, and future cash flows, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, the related acquisition fees and expenses and other costs related to such property. In addition, if we acquire a property after all offering proceeds from the Offering have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless our Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to our Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. Since MFFO excludes acquisition fees and expenses, MFFO would only be comparable to the operations of non-listed REITs that have completed their acquisition activity and have other similar operating characteristics.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations for the three and six months ended June 30, 2015 and the period from inception through June 30, 2015. As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

	Three months ended June 30, 2015	Six Months Ended June 30, 2015	Period from July 31, 2013 (date of inception) through June 30, 2015
Net income (loss)	$(291,110)	$(5,657,673)	$(6,985,341)
Depreciation and amortization (1)	1,211,059	1,837,837	1,887,126
Adjustments for noncontrolling interests (2)	(439)	38,901	223,485
Funds From Operations attributable to common stockholders	919,510	(3,780,935)	(4,874,730)
Loss (gain) on derivative instruments (3)	(12,170)	14,511	14,511
Other components of revenues and expenses (4)	(269,660)	(409,645)	(415,540)
Acquisition fees and expenses (5)	105,527	4,995,251	5,694,080
Adjustments for noncontrolling interests (2)	83	(39,560)	(72,682)
Modified Funds From Operations attributable to common stockholders	$743,290	$779,622	$345,639
Basic and diluted loss per common share	$(0.07)	$(2.18)	$(9.09)
Funds From Operations attributable to common stockholders per common share	$0.23	$(1.46)	$(6.51)
Modified Funds From Operations attributable to common stockholders per common share	$0.18	$0.30	$0.46
Weighted average shares outstanding	4,051,587	2,592,589	748,688

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

(4)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and six months ended June 30, 2015 and the period from inception through June 30, 2015:

	Three months ended June 30, 2015	Six Months Ended June 30, 2015	Period from July 31, 2013 (date of inception) through June 30, 2015
Straight-line rent adjustment (a)	$(173,400)	$(280,067)	$(285,962)
Amortization of out-of-market leases (b)	(96,260)	(129,578)	(129,578)
	$(269,660)	$(409,645)	$(415,540)

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

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from our debt financings, proceeds from the Offering, cash advances from our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets to fund distributions to our stockholders. For the six months ended June 30, 2015, we funded 79% of total distributions with cash flows from operating activities and 21% were funded with cash flows from financing activities, which includes offering proceeds. Additionally, our Advisor waived $129,524 in asset management fees payable to it during the three months ended March 31, 2015. However, since MFFO exceeded distributions declared to our stockholders during the three months ended June 30, 2015, no asset management fees were waived by our Advisor for this period. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.

From inception through June 30, 2015, we declared cash distributions (including those reinvested in shares pursuant to our distribution reinvestment plan) to our stockholders totaling $759,275, compared to our total aggregate FFO loss of $4.9 million. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income (loss) and FFO. From inception through June 30, 2015, we incurred acquisition fees and expenses totaling $5.7 million. For the six months ended June 30, 2015, we declared cash distributions (including those reinvested in shares pursuant to our distribution reinvestment plan) to our stockholders totaling $717,057, compared to our total aggregate FFO loss of $3.8 million.

Related-Party Transactions and Agreements

We have entered into agreements with our Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 8 — Related Party Transactions in this Quarterly Report on Form 10-Q for additional information concerning our related-party transactions.

Off-Balance Sheet Arrangements

As of June 30, 2015 and December 31, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Class T Common Shares

On August 6, 2015, we supplemented our Articles of Incorporation to reclassify 900,000,000 authorized but unissued Class A Shares as Class T Shares. As a result of this reclassification, the total number of Class A Shares and Class T Shares which we have authority to issue are 600,000,000 and 900,000,000, respectively. Pursuant to our prospectus dated August 12, 2015, we are now offering up to $2.5 billion in any combination of Class A Shares and Class T Shares at a price of $10.00 per Class A Share and $9.4489 per Class T Share for sale to the public in the Offering and shares pursuant to our distribution reinvestment plan at a price of $9.50 per Class A Share and $9.00 per Class T Share.

Domain Apartments

In July 2015, we entered into a contract to acquire the Domain Apartments, a multifamily asset located in Las Vegas, Nevada. The Domain Apartments were constructed in 2014 and consist of 308 apartments that are 95% leased. The contract purchase price for the Domain Apartments is expected to be approximately $59.5 million, exclusive of transaction costs and working capital reserves. We expect the closing of this acquisition to occur during the third quarter of 2015, subject to a number of closing conditions. We funded a $1.5 million earnest money deposit on July 13, 2015. There is no guarantee that this acquisition will be consummated nor that third-party financing will obtained. If we were to elect not to close after August 21, 2015, our deposit may not be refundable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk, currency risk and real estate valuation risk are the primary market risks to which we are or will be exposed. As of June 30, 2015, we were exposed to the market risks described below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of June 30, 2015, we had $92.0 million of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $919,566 in interest expense. Additionally, we have a notional amount of approximately $61.2 million in an interest rate cap to cap our variable-rate debt related to the Bishop’s Square Facility. See Note 5 — Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt.

Foreign Currency Risk

We currently have a real estate investment located in Dublin, Ireland which is subject to the effects of exchange rate movements between the Euro and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our condensed consolidated financial statements. We have entered into a mortgage loan denominated in Euros for this investment, which provides a natural hedge with regard to changes in exchange rates between the Euro and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of Euros, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Based upon our analysis, a 10% immediate, unfavorable change in the exchange rate between the Euro and U.S. dollar would have decreased the net book value or our investment in Bishop’s Square by approximately $4.5 million and would have reduced the year-to-date net income (loss) of Bishop’s Square by $258,156.

Other Risks

As described elsewhere in this Quarterly Report on Form 10-Q, our Advisor has agreed to waive asset management fees otherwise payable to it for each of the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015, to the extent that our MFFO for such quarters, as disclosed in our Quarterly Report on Form 10-Q for each respective quarter, amounts to less than 100% of the aggregate distributions declared to our stockholders for each respective quarter. There can be no assurances that our Advisor will continue this waiver, and if not, cash available to pay distributions in future periods may be reduced.

We invest proceeds we receive from our public offerings in short-term, highly-liquid investments until we use such funds to make real estate investments. Although we do not expect that income we earn on these temporary investments will be substantial, our earnings will be subject to the fluctuations of interest rates and their effect on these investments.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, the Company or its subsidiaries may become subject to legal proceedings, claims or disputes. As of August 13, 2015, neither the Company nor any of its subsidiaries was a party to any material pending legal proceedings.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2015, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

On August 20, 2014, the Registration Statement on Form S-11 (File No. 333-191106) for the Offering was declared effective under the Securities Act of 1933. The Offering commenced on August 20, 2014 and is currently expected to terminate on or before August 20, 2016, unless extended by our board of directors.

From August 20, 2014 through June 30, 2015, we received gross proceeds of approximately $52.7 million through the sale of 5.3 million Class A shares to the public in connection with the Offering. Since August 20, 2014, we have used proceeds from the Offering to pay $4.8 million of selling commissions and dealer manager fees and $2.6 million of issuer costs related to the Offering.  The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines.

Net proceeds available for investment after the payment of the costs described above were approximately $45.0 million. A portion of these proceeds, along with proceeds from debt financing, were used to make approximately $73.0 million of investments in real estate, including the cost of completing the acquisitions of 2819 Loker Avenue East and Bishop’s Square, acquisition fees and expenses and costs of leveraging each real estate investment. We also used these proceeds to make payments of $44.2 million, including principal and interest, on our Hines Credit Facility. We also used $1.5 million in offering proceeds to fund general and administrative expenses and to provide working capital for our real estate investments. We had approximately $1.3 million in uninvested offering proceeds as of June 30, 2015.

Additionally, we have not generated sufficient cash flow from operations to fully fund distributions paid. As of June 30, 2015, as discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Distributions" 79% of our distributions were funded with cash flows from operating activities and 21% were funded with cash flows from financing activities, which includes offering proceeds.

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

HINES GLOBAL REIT II, INC.

August 13, 2015	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

August 13, 2015	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Hines Global REIT II, Inc. (filed as Exhibit 3.1 to Pre- Effective Amendment No. 5 to the Registrant's Registration Statement on Form S-11, File No. 333-191106 (the “Registration Statement”) on August 15, 2014 and incorporated by reference herein)

3.2	Articles Supplementary of Hines Global REIT II, Inc. (filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on December 12, 2014 and incorporated by reference herein)
3.3	Amended and Restated Bylaws of Hines Global REIT II, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Registration Statement on August 15, 2014 and incorporated by reference herein)
3.4	Articles Supplementary of Hines Global REIT II, Inc. (filed as Exhibit 3.1 to Post-Effective Amendment No. 6 to the Registration Statement on August 12, 2015 and incorporated by reference herein)
4.1
Forms of Subscription Agreement (filed as Appendix B-1 and Appendix B-2 to the Prospectus included in Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Registration Statement on August 7, 2015 and incorporated by reference herein)

4.2
Hines Global REIT II, Inc. Distribution Reinvestment Plan (filed as Appendix C to the Prospectus included in Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Registration Statement on August 7, 2015 and incorporated by reference herein)

31.1*	Certification
31.2*	Certification
32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

101*
The following materials from Hines Global REIT II, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 13, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith