Form 10-Q
period 2015-09-30
HINES GLOBAL REIT II, INC.
filed 2015-11-09
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of November 6, 2015, approximately 8.1 million shares of the registrant’s Class A common stock and 204,301 shares of the registrant’s Class T common stock were outstanding.

PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity (Deficit)	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

SIGNATURES
EX-3.5	Amendment to Amended and Restated Bylaws
EX-31.1	Certification
EX-31.2	Certification
EX-32.1	Certification of CEO & CFO pursuant to Section 906

EX-101	Instance Document
EX-101	Schema Document
EX-101	Calculation Linkbase Document
EX-101	Labels Linkbase Document
EX-101	Presentation Linkbase Document
EX-101	Definition Linkbase Document

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2015	December 31, 2014
ASSETS
Investment property, net	$74,315,009	$21,355,421
Cash and cash equivalents	3,206,790	2,726,742
Restricted cash	2,947,792	—
Derivative instruments	15,317	—
Tenant and other receivables, net	1,060,430	68,160
Intangible lease assets, net	54,461,873	3,945,291
Deferred leasing costs, net	13,154	—
Deferred financing costs, net	566,884	8,925
Other assets	34,885	446,275
Total assets	$136,622,134	$28,550,814
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,403,610	$259,111
Due to affiliates	4,287,872	5,213,634
Intangible lease liabilities, net	2,653,613	—
Other liabilities	741,630	—
Distributions payable	343,684	18,371
Note payable to affiliate	13,860,000	24,200,000
Note payable	62,061,360	—
Total liabilities	$85,351,769	$29,691,116

Commitments and contingencies (Note 11)	—	—

Equity:
Stockholders’ equity (deficit):
Preferred shares, $0.001 par value; 500,000,000 preferred shares authorized, none issued or outstanding as of September 30, 2015 and December 31, 2014	—	—
Class A common stock, $0.001 par value; 600,000,000 authorized; 7,471,683 and 420,541 issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	7,472	421
Class T common stock, $0.001 par value; 900,000,000 authorized; 3,175 and none issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	3	—
Additional paid-in capital	58,178,707	—
Accumulated deficit	(6,806,176)	(1,140,723)
Accumulated other comprehensive income (loss)	(109,641)	—
Total stockholders’ equity (deficit)	51,270,365	(1,140,302)
Noncontrolling interests	—	—
Total equity (deficit)	51,270,365	(1,140,302)
Total liabilities and equity	$136,622,134	$28,550,814

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2015 and 2014
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental revenue	$2,657,187	$—	$6,545,556	$—
Other revenue	41,071	—	93,420	—
Total revenues	2,698,258	—	6,638,976	—
Expenses:
Property operating expenses	466,949	—	1,274,569	—
Real property taxes	78,890	—	227,850	—
Property management fees	36,903	—	92,824	—
Depreciation and amortization	1,183,116	—	3,020,954	—
Acquisition related expenses	159,767	—	2,827,302	—
Asset management and acquisition fees	115,343	—	2,694,899	—
Organizational expenses	—	64,440	—	64,440
General and administrative expenses	289,055	218,949	1,030,748	218,949
Total expenses	2,330,023	283,389	11,169,146	283,389
Income (loss) before other income (expenses)	368,235	(283,389)	(4,530,170)	(283,389)
Other income (expenses):
Gain (loss) on derivative instruments	(17,474)	—	(31,985)	—
Foreign currency gains (losses)	—	—	(234)	—
Interest expense	(349,716)	—	(1,096,283)	—
Interest income	250	—	2,298	—
Net income (loss)	1,295	(283,389)	(5,656,374)	(283,389)
Net (income) loss attributable to noncontrolling interests	(3,060)	190,000	(9,080)	190,000
Net income (loss) attributable to common stockholders	$(1,765)	$(93,389)	$(5,665,454)	$(93,389)
Basic and diluted income (loss) per common share	$—	$(7.08)	$(1.44)	$(18.02)
Cash distributions declared per Class A Share	$0.14	$—	$0.43	$—
Cash distributions declared per Class T Share	0.06	—	0.06	—
Weighted average number of common shares outstanding	6,582,900	13,188	3,930,427	5,181
Comprehensive income (loss):
Net income (loss)	$1,295	$(283,389)	$(5,656,374)	$(283,389)
Other comprehensive income (loss):
Foreign currency translation adjustment	$569,506	$—	$(109,641)	$—
Comprehensive income (loss)	$570,801	$(283,389)	$(5,766,015)	$(283,389)
Comprehensive (income) loss attributable to noncontrolling interests	(3,060)	190,000	(9,080)	190,000
Comprehensive income (loss) attributable to common stockholders	$567,741	$(93,389)	$(5,775,095)	$(93,389)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2015 and 2014
(UNAUDITED)

Hines Global REIT II, Inc. Stockholders
	Common Shares				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of January 1, 2015	420,541	$421	—	$—	$—	$(1,140,722)	$—	$(1,140,301)	$—
Issuance of common shares	7,051,142	7,051	3,175	3	70,220,658	—	—	70,227,712	—
Distributions declared	—	—	—	—	(1,664,551)	—	—	(1,664,551)	(9,080)
Selling commissions and dealer manager fees	—	—	—	—	(6,819,327)	—	—	(6,819,327)	—
Issuer costs	—	—	—	—	(3,558,073)	—	—	(3,558,073)	—
Net income (loss)	—	—	—	—	—	(5,665,454)	—	(5,665,454)	9,080
Foreign currency translation adjustment	—	—	—	—	—	—	(109,641)	(109,641)	—
Balance as of September 30, 2015	7,471,683	$7,472	3,175	$3	$58,178,707	$(6,806,176)	$(109,641)	$51,270,365	$—

Hines Global REIT II, Inc. Stockholders
	Common Shares				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of January 1, 2014	1,111	$1	—	$—	$9,999	$—	$—	$10,000	$190,000
Issuance of common shares	222,222	222	—	—	1,999,778	—	—	2,000,000	—
Issuer costs	—	—	—	—	(2,000,000)	—		(2,000,000)	—
Net income (loss)	—	—	—	—	—	(93,389)	—	(93,389)	(190,000)
Balance as of September 30, 2014	223,333	$223	—	$—	$9,777	$(93,389)	$—	$(83,389)	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2015 and 2014
(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,656,374)	$(283,389)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,860,346	—
Foreign currency (gains) losses	234	—
(Gain) loss on derivative instruments	31,985	—
Changes in assets and liabilities:
Change in other assets	47,725	—
Change in tenant and other receivables	(620,017)	—
Change in deferred leasing costs	(13,013)	—
Change in accounts payable and accrued expenses	956,842	66,638
Change in other liabilities	252,278	—
Change in due to affiliates	(238,876)	216,751
Net cash from operating activities	(2,378,870)	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(102,689,457)	—
Capital expenditures at operating property	(35,969)	—
Change in restricted cash	(2,915,310)	—
Net cash from investing activities	(105,640,736)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	69,212,936	2,000,000
Payment of issuer costs	(3,958,124)	—
Payment of selling commissions and dealer manager fees	(6,793,915)	—
Distributions paid to stockholders and noncontrolling interests	(688,266)	—
Proceeds from notes payable	61,768,800	—
Proceeds from related party note payable	50,300,000	—
Payments on related party notes payable	(60,640,000)	—
Change in security deposit liability	21,997	—
Deferred financing costs paid	(625,876)	—
Payments related to interest rate contracts	(47,876)	—
Net cash from financing activities	108,549,676	2,000,000
Effect of exchange rate changes on cash	(50,022)	—
Net change in cash and cash equivalents	480,048	2,000,000
Cash and cash equivalents, beginning of period	2,726,742	200,000
Cash and cash equivalents, end of period	$3,206,790	$2,200,000

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$853,919	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$343,684	$—
Distributions reinvested	$660,052	$—
Offering proceeds due from transfer agent	$409,870	$—
Non-cash net liabilities acquired	$470,144	$—
Offering costs payable to the Advisor	$3,193,373	$3,056,977
Accrued capital additions	$181,587	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2015 and 2014

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with GAAP the financial position of Hines Global REIT II, Inc. as of September 30, 2015 and December 31, 2014, the results of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Hines Global REIT II, Inc. (the “Company”), was formed as a Maryland corporation on July 31, 2013 for the purpose of engaging in the business of investing in and owning commercial real estate properties and other real estate investments. The Company intends to conduct substantially all of its operations through Hines Global REIT II Properties, LP (the “Operating Partnership”). Beginning with its taxable year ended December 31, 2015, the Company intends to operate in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The business of the Company is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement, dated as of August 15, 2014, between the Company, the Advisor and the Operating Partnership (defined below). An affiliate of the Advisor, Hines Global REIT II Associates Limited Partnership (“HALP II”), owned a 0.3% limited partner interest in the Operating Partnership as of September 30, 2015.

On August 20, 2014, the Company commenced an offering of up to $2.5 billion of its common stock (the “Offering”). The Offering was amended in August 2015 such that the Company is offering its common stock in any combination of Class A and Class T shares, at a price of $10.00 per Class A share of common stock (“Class A Shares”) and $9.4489 per Class T share of common stock (“Class T Shares”). The Company also issues shares pursuant to the Company’s distribution reinvestment plan at a price of $9.50 per Class A Share and $9.00 per Class T Share. The Company engaged Hines Securities, Inc. (“HSI”), an affiliate of the Advisor, to serve as the dealer manager for the Offering and market its shares. As of September 30, 2015, the Company had raised sufficient offering proceeds to satisfy the minimum offering requirements for the Offering with respect to all states other than Pennsylvania. The Company will not accept subscriptions from Pennsylvania residents until the Company has received at least $100.0 million in aggregate gross proceeds from investors in the Offering who are not Pennsylvania residents. As of November 6, 2015, the Company had received gross offering proceeds of $82.2 million from the sale of 8.3 million shares.

The Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. As of September 30, 2015, the Company owned direct investments in two properties. These properties consist of 2819 Loker Avenue East, a Class A industrial building located in Carlsbad, California and Bishop’s Square, a Class A office building located in Dublin, Ireland.

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

Restricted Cash

The Company has restricted cash primarily related to certain escrow accounts required by Bishop’s Square mortgage agreement.

Tenant and Other Receivables

As of September 30, 2015 and December 31, 2014, in addition to the straight-line rent receivable discussed below, tenant and other receivables also consisted of a receivable from the Company’s transfer agent related to offering proceeds not yet received of $409,870 and $62,200, respectively.

Other Assets

Other assets included the following:

	September 30, 2015	December 31, 2014
Deferred issuer costs	$—	$364,701
Prepaid insurance	28,666	—
Other	6,219	81,574	(1)
Other assets	$34,885	$446,275

(1)As of December 31, 2014, this primarily consisted of excess cash held in an escrow account related to timing differences with respect to the acquisition of 2819 Loker Avenue East.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivables were $467,346 and $5,895 as of September 30, 2015 and December 31, 2014, respectively.

Issuer Costs

The Company reimburses the Advisor and its affiliates for any issuer costs related to the Offering that it pays on the Company’s behalf.  Such costs consist of, among other costs, expenses of the Company’s organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. The Company did not have an obligation to reimburse the Advisor for any issuer costs until it achieved its minimum offering requirements on September 26, 2014. Therefore, the Company did not record issuer costs within its financial statements until that time. Organizational issuer costs, such as expenses associated with the formation of the Company and its board of directors, are expensed as incurred, and offering-related issuer costs are recorded as an offset to additional paid-in capital. From inception to September 30, 2015, issuer costs incurred by the Advisor on the Company’s behalf totaled $7.3 million, of which $45,914 related to organizational issuer costs.

Recent Accounting Pronouncements

In April 2015 and August 2015, the Financial Accounting Standards Board (“FASB”) issued amendments to change the prior guidance concerning the presentation of debt issuance costs in the financial statements.  Under this revised guidance, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset.  These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The Company had $544,984 in deferred financing costs presented as an asset on its condensed consolidated balance sheet as of September 30, 2015 that it will be required to present as a direct deduction from the Company’s debt liabilities once this guidance is adopted.

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

In September 2015, FASB issued new guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The Company does not expect this new guidance to have a material impact on its financial statements upon adoption.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Buildings and improvements (1)	$68,176,436	$14,170,000
Less: accumulated depreciation	(1,061,427)	(14,579)
Buildings and improvements, net	67,115,009	14,155,421
Land	7,200,000	7,200,000
Investment property, net	$74,315,009	$21,355,421

(1)	Included in buildings and improvements is approximately $141,221 of construction-in-progress related to a planned expansion at Bishop's Square.

In March 2015, the Company acquired Bishop’s Square, a Class A office building, located in the central business district of Dublin, Ireland. The net purchase price was €92.0 million (approximately $103.2 million assuming a rate of $1.12 per EUR as of the transaction date), exclusive of transaction costs and working capital reserves. The building contains approximately 153,569 square feet of net rentable area and is currently 100% leased to five tenants. See Note 4 — Recent Acquisitions of Real Estate for additional information on Bishop’s Square.

As of September 30, 2015, the cost basis and accumulated amortization related to lease intangibles are as follows:

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$56,007,251	$427,234	$(2,901,996)
Less: accumulated amortization	(1,939,802)	(32,810)	248,383
Net	$54,067,449	$394,424	$(2,653,613)

As of December 31, 2014, the cost basis and accumulated amortization related to lease intangibles were as follows:

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$3,980,000	$—	$—
Less: accumulated amortization	(34,709)	—	—
Net	$3,945,291	$—	$—

Amortization expense of in-place leases was $759,123 for the three months ended September 30, 2015. Net amortization of out-of-market leases resulted in an increase to rental revenue of $92,006 for the three months ended September 30, 2015. No amortization expense was incurred related to in-place or out-of-market leases for the three months ended September 30, 2014.

Amortization expense of in-place leases was $2.0 million for the nine months ended September 30, 2015. Net amortization of out-of-market leases resulted in an increase to rental revenue of $221,583 for the nine months ended September 30, 2015. No amortization expense was incurred related to in-place or out-of-market leases for the nine months ended September 30, 2014.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from October 1, 2015 through December 31, 2015 and for each of the years ending December 31, 2016 through December 31, 2019 are as follows:

	In-Place Lease	Out-of-Market Leases, Net
October 1, 2015 through December 31, 2015	$754,130	$(82,097)
2016	3,016,522	(328,386)
2017	2,783,265	(270,555)
2018	2,383,289	(171,045)
2019	2,024,325	(171,045)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of September 30, 2015, the approximate fixed future minimum rentals for the period from October 1, 2015 through December 31, 2015, for each of the years ending December 31, 2016 through 2019 and thereafter are as follows:

Fixed Future Minimum Rentals
October 1, 2015 through December 31, 2015	$1,998,295
2016	8,039,537
2017	8,309,234
2018	8,011,816
2019	7,277,920
Thereafter	43,657,665
Total	$77,294,467

Of the Company’s total rental revenue for the nine months ended September 30, 2015, approximately 44% was earned from the Commissioner of Public Works in Ireland, a state agency of Ireland, whose lease expires in 2028, 27% was earned from Acushnet, a tenant in the manufacturing industry, whose lease expires in 2019, and approximately 15% was earned from International Financial Data Services, an investor record-keeping and transfer agency provider, whose lease expires in 2024.

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

The table below includes the amounts of revenue and net income (loss) of the acquisition completed during 2015 which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015:

		For the Three Months Ended	For the Nine Months Ended
		September 30, 2015	September 30, 2015
Bishop’s Square	Revenue	$2,104,007	$4,848,418
	Net income (loss)	$467,716	$(2,050,343)

The following unaudited consolidated information is presented to give effect to the Company’s 2015 acquisition as if the acquisition had occurred on January 1, 2014. The pro forma net income (loss) was adjusted to exclude acquisition-related fees and expenses of $12,486 and $5.3 million for the three and nine months ended September 30, 2015, respectively. For the nine months ended September 30, 2014, the pro forma net loss was adjusted to include acquisition fees and expenses of $5.2 million, relating to the 2015 acquisition, as if these fees and expenses had been incurred as of January 1, 2014. There were no acquisition fees and expenses included for the three months ended September 30, 2014.

The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed this acquisition on January 1, 2014, nor does it purport to represent the Company’s future operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Pro Forma 2015	Pro Forma 2014	Pro Forma 2015	Pro Forma 2014
Revenues	$2,698,258	$2,104,030	$8,034,040	$6,243,482
Net income (loss) attributable to common stockholders	$10,722	$(2,572)	$(739,662)	$(4,524,651)
Basic and diluted income (loss) per common share	$—	$(0.02)	$(0.19)	$(35.10)

5. DEBT FINANCING

As of September 30, 2015 and December 31, 2014, the Company had approximately $75.9 million and $24.2 million of debt outstanding with a weighted average interest rate of 1.42% and 2.16%, respectively. The following table describes the Company’s debt outstanding at September 30, 2015 and December 31, 2014:

Description	Origination or Assumption Date	Maturity Date		Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of September 30, 2015	Principal Outstanding at September 30, 2015	Principal Outstanding at December 31, 2014
Secured Mortgage Debt
Bishop’s Square	3/3/2015	3/2/2022		€55,200,000	Euribor + 1.30 (1)	1.30%	$62,061,360	$—
Note Payable							$62,061,360	$—
Affiliate Note Payable
Credit Facility with Hines	12/15/2014	12/15/2016	(2)	$75,000,000	Variable	1.94%	13,860,000	24,200,000
Total Note Payable to Affiliate							$13,860,000	$24,200,000
							$75,921,360	$24,200,000

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

Bishop’s Square Facility

In connection with the acquisition of Bishop’s Square, a wholly-owned subsidiary of the Company entered into a secured facility agreement (the “Bishop’s Square Facility”) with DekaBank Deutsche Girozentrale totaling €55.2 million (approximately $62.1 million assuming a rate of $1.12 per EUR as of the transaction date). The Bishop’s Square Facility requires quarterly interest payments, which commenced in July 2015, and repayment of principal upon the maturity of the Bishop’s Square Facility on March 2, 2022. The Bishop's Square Facility has a floating interest rate of EURIBOR plus 1.30% and is subject to an interest rate cap with a strike rate of 2.0%. The Bishop’s Square Facility may be repaid in full prior to maturity, subject to a prepayment premium if it is repaid in the first three years.

Hines Credit Facility

For the period from January 2015 through September 2015, the Company made draws of approximately $50.3 million and payments of approximately $60.6 million under the Hines Credit Facility. Additionally, from October 1, 2015 through November 9, 2015, the Company repaid $6.7 million under the Hines Credit Facility. The borrowings and payments resulted in an outstanding principal balance of approximately $7.2 million under the Hines Credit Facility as of November 9, 2015.

Financial Covenants

The Company’s mortgage and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants as of September 30, 2015.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from October 1, 2015 through December 31, 2015, for each of the years ending December 31, 2016 through December 31, 2019 and for the period thereafter.

	Payments Due by Year
	October 1, 2015 through December 31, 2015	2016	2017	2018	2019	Thereafter
Principal payments	$—	$13,860,000	$—	$—	$—	$62,061,360

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

The table below provides additional information regarding the Company’s interest rate contract.

Interest Rate Contracts
Type	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Interest rate cap	March 3, 2015	April 25, 2018	$62,061,360	EURIBOR	2.00%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on September 30, 2015.

The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated condensed balance sheets the fair value amount recorded for its derivative instrument. The table below presents the fair value of the Company’s derivative instrument included in “Assets—Derivative Instruments” on the Company’s condensed consolidated balance sheets, as of September 30, 2015 and December 31, 2014:

	Derivative Assets
	September 30, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Interest rate cap	$15,317	$—
Total derivatives	$15,317	$—

The table below presents the effects of the changes in fair value of the Company’s derivative instrument in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014:

	Gain (Loss) Recorded on Derivative Instruments
	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Derivatives not designated as hedging instruments:
Interest rate cap	$(17,474)	$—	$(31,985)	$—
Total gain (loss) on derivatives	$(17,474)	$—	$(31,985)	$—

7. DISTRIBUTIONS

With the authorization of its board of directors, the Company declared distributions to its stockholders and HALP II for the period from October 1, 2014 through November 30, 2015. These distributions were or will be calculated based on stockholders of record for each day in an amount equal to $0.001575342 per Class A Share, per day. Also, with the authorization of the board of directors, the Company declared distributions with respect to Class T Shares of the Company’s common stock for the period from August 24, 2015 through November 30, 2015. Distributions for the Company's Class T Shares were or will be calculated based on stockholders of record each day in an amount equal to $0.001575342 per share, per day less the distribution and stockholder servicing fees that are payable with respect to such Class T Shares (as calculated on a daily basis).

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

In addition to the distributions described above, the Company’s board of directors authorized special stock dividends to its Class A stockholders as of daily record dates for the period from October 1, 2014 through June 30, 2015. Stock dividends for the Company’s Class A Shares were calculated based on stockholders of record each day in an amount equal to 0.0000273973 of a share of common stock per share, per day. Shares issued related to the Company’s stock dividends were issued on the first business day of the month following the quarter to which they related.

Cash Distributions

The following table outlines the Company’s total cash distributions declared to stockholders and noncontrolling interests (HALP II) for each of the quarters during 2015 and the quarter ended December 31, 2014, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan.

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2015
September 30, 2015	$457,698	$489,796	$947,494	$3,060
June 30, 2015	279,432	287,799	567,231	3,027
March 31, 2015	91,135	58,691	149,826	2,993
Total	$828,265	$836,286	$1,664,551	$9,080

2014
December 31, 2014	$40,377	$1,841	$42,218	$3,060
Total	$40,377	$1,841	$42,218	$3,060

Stock Dividends

The following table outlines the Company’s stock dividends declared to Class A stockholders:

		Stockholders
Dividends for the Three Months Ended	Issuance Date	Shares	Amount (1)
June 30, 2015	7/1/2015	9,866	$98,663
March 31, 2015	4/1/2015	2,604	$26,037
December 31, 2014	1/1/2015	737	$7,367

(1)	Amount based on $10.00 per Class A Share Offering price.

8. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the periods indicated below:

	Incurred
	Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid as of
Type and Recipient	2015	2014	2015	2014	September 30, 2015	December 31, 2014
Selling Commissions- Dealer Manager	$1,428,616	$—	$4,748,095	$—	$34,215	$—
Dealer Manager Fee- Dealer Manager	624,837	—	2,071,232	—	1,520	10,323
Issuer and Organization Costs- the Advisor	1,344,860	3,056,977	3,193,373	3,056,977	3,388,637	4,153,388
Acquisition Fee- the Advisor and affiliates of Hines	—	—	2,327,715	—	413,742	570,375
Asset Management Fee- the Advisor and affiliates of Hines (1)	115,343	—	367,184	—	191,801	—
Other (2) - the Advisor	158,280	216,751	607,430	216,751	128,922	365,960
Interest Expense- Hines (3)	109,658	—	540,994	—	8,963	20,328
Property Management Fee- Hines	11,600	—	34,800	—	—	—
Construction Management Fee- Hines	33,366	—	33,366	—	33,729	—
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	110,674	—	230,982	—	86,343	93,260
Due to Affiliates					$4,287,872	$5,213,634

(1)
The Company’s Advisor has agreed to waive asset management fees for each quarter in 2015 to the extent that the Company’s modified funds from operations (“MFFO”) is less than the distributions declared for each respective quarter. As a result of this waiver, the Advisor waived $138,500 and $129,524 in asset management fees payable to it during the three months ended September 30, 2015 and March 31, 2015, respectively. However, since MFFO exceeded distributions declared to the Company’s stockholders during the three months ended June 30, 2015, no asset management fees were waived by the Advisor for that period.

(2)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses, acquisition-related expenses and organizational expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

The Company reimburses the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of its average invested assets, or (B) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2015, the Company’s total operating expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to the Company being in the early stages of raising and deploying capital, the limited number of assets acquired to date and the timing of those acquisitions, a majority of the Company’s independent directors determined that the excess expenses were justified and thus reimbursable to the Advisor.

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

Although the Company has determined the majority of the inputs used to value its interest rate cap agreement fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, Chatham Financial Corporation. In adjusting the fair value of its derivative contract for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of September 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined its derivative valuation is classified in Level 2 of the fair value hierarchy.

The following table sets forth the Company’s derivative which was measured at fair value on a recurring basis, by level within the fair value hierarchy as of September 30, 2015:

		Basis of Fair Value Measurements
Period	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015
Interest rate caps	$15,317	$—	$15,317	$—

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

As of September 30, 2015, the Company estimated that the book value of its notes payable approximates its fair value. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total Revenue
Domestic real estate investments	$594,251	$—	$1,790,558	$—
International real estate investments	2,104,007	—	4,848,418	—
Total Revenue	$2,698,258	$—	$6,638,976	$—

For the three and nine months ended September 30, 2015 and 2014, the Company’s total revenue was attributable to the following countries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total Revenue
United States	22%	—%	27%	—%
Ireland	78%	—%	73%	—%

For the three and nine months ended September 30, 2015 and 2014, the Company’s property revenues in excess of expenses by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Property revenues in excess of expenses (1)
Domestic real estate investments	$447,270	$—	$1,297,019	$—
International real estate investments	1,668,246	—	3,746,714	—
Property revenues in excess of expenses	$2,115,516	$—	$5,043,733	$—

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of September 30, 2015 and December 31, 2014, the Company’s total assets by segment were as follows:

	September 30, 2015	December 31, 2014
Total Assets
Domestic real estate investments	$24,895,098	$25,388,181
International real estate investments	110,153,895	—
Corporate-level accounts	1,573,141	3,162,633
Total Assets	$136,622,134	$28,550,814

As of September 30, 2015 and December 31, 2014, the Company’s total assets were attributable to the following countries:

	September 30, 2015	December 31, 2014
Total Assets
United States	19%	100%
Ireland	81%	—%

For the three and nine months ended September 30, 2015 and 2014 the Company’s reconciliation to the Company’s net loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reconciliation to net income (loss)
Total property revenues in excess of expenses	$2,115,516	$—	$5,043,733	$—
Depreciation and amortization	(1,183,116)	—	(3,020,954)	—
Acquisition related expenses	(159,767)	—	(2,827,302)	—
Asset management and acquisition fees	(115,343)	—	(2,694,899)	—
Organizational expenses	—	(64,440)	—	(64,440)
General and administrative expenses	(289,055)	(218,949)	(1,030,748)	(218,949)
Gain (loss) on derivatives	(17,474)	—	(31,985)	—
Foreign currency gains (losses)	—	—	(234)	—
Interest expense	(349,716)	—	(1,096,283)	—
Interest income	250	—	2,298	—
Net income (loss)	$1,295	$(283,389)	$(5,656,374)	$(283,389)

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

Executive Summary

Hines Global REIT II, Inc. (“Hines Global II” and, together with its consolidated subsidiaries, “we,” “us” or the “Company”) was formed in July 2013 to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. In August 2014, we commenced an offering of up to $2.5 billion of our common stock (the “Offering”). The Offering was amended in August 2015 such that we are offering our common stock in any combination of Class A and Class T shares, at a price of $10.00 per Class A share of common stock (“Class A Shares”) and $9.4489 per Class T share of common stock (“Class T Shares”). As of November 6, 2015, the Company had received gross offering proceeds of $82.2 million from the sale of 8.3 million shares.

Our cash flow from operations has been and may continue to be insufficient to fund distributions to stockholders. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. Our Advisor has agreed to waive the asset management fees otherwise payable to it for each quarter in 2015, to the extent that our modified funds from operations (“MFFO”), as disclosed in each Quarterly Report on Form 10-Q, for a particular quarter, amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. As a result of this waiver, our Advisor waived $138,500 and $129,524 in asset management fees payable to it during the three months ended September 30, 2015 and March 31, 2015, respectively. However, since MFFO exceeded distributions declared to our stockholders during the three months ended June

30, 2015, no asset management fees were waived for that period. There can be no assurances that our Advisor will continue this waiver, and if not, cash available to pay distributions in future periods may be reduced.

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that related to properties that are generally diversified by geographic area, lease expirations and tenant industries. The following table provides additional information regarding each of the properties in which we owned an interest as of September 30, 2015.

Property (1)	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased
2819 Loker Avenue East	Carlsbad, California	Industrial	12/2014; $25.4	6.5%	161,310	100%
Bishop's Square	Dublin, Ireland	Office	3/2015; $103.2	6.1%	153,569	100%
Total for All Investments					314,879	100%

(1)
On September 30, 2015, we effectively owned a 99.7% interest in these properties through our ownership interest in the Operating Partnership as its sole general partner. Hines Global REIT II Associates Limited Partnership (“HALP II”), an affiliate of Hines, owned the remaining 0.3% interest in the Operating Partnership.

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

Our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. Our independent directors have approved borrowings in excess of these limitations in connection with our first two investments, as we are in the early stages of raising capital through the Offering. In January 2015, our board of directors, including all of our independent directors, approved $45.2 million of additional borrowings under the Hines Credit Facility and a €55.2 million secured credit facility ($62.1 million using $1.12 per Euro as of the transaction date) for the purchase of Bishop’s Square in March 2015. In total, these borrowings represented approximately 104% of the cost of Bishop’s Square based on the contract purchase price. As of September 30, 2015, our portfolio was approximately 56% leveraged based on the value of our real estate investments.

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

Net cash used in operating activities for the nine months ended September 30, 2015 was $2.4 million. Net cash provided by operating activities was reduced by the payment of acquisition fees and acquisition-related expenses totaling $5.3 million for the nine months ended September 30, 2015. Under GAAP, acquisition fees and expenses and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our offering and/or acquisition-related indebtedness.

Cash Flows from Investing Activities

Net cash used in investing activities was primarily due to the payment of $102.7 million related to the acquisition of Bishop’s Square and its related lease intangibles in March 2015. Additionally, the increase in restricted cash of $2.9 million for the nine months ended September 30, 2015 primarily relates to rents at Bishop’s Square that had not been released to us yet by the lender as of the end of that period, but have been subsequently released.

Cash Flows from Financing Activities

Initial Public Offering

We commenced the Offering in August 2014 and met our minimum offering requirements for every state, except Pennsylvania and Washington, in September 2014 (the minimum offering requirements were met in March 2015 with respect to the state of Washington). During the nine months ended September 30, 2015, we raised gross proceeds of $69.2 million from the Offering, excluding proceeds from the distribution reinvestment plan.

In addition to the investing activities described previously, we use proceeds from the Offering to make certain payments to our Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions and the dealer manager fee and payments to our Advisor for reimbursement of issuer costs. During the nine months ended

September 30, 2015, we made payments of $10.8 million for selling commissions, dealer manager fees and issuer costs related to the Offering.

Distributions

Our board of directors authorized us to declare distributions with respect to Class A Shares of our common stock for the period from October 1, 2014 through November 30, 2015, which have been or will be calculated based on stockholders of record each day in an amount equal to $0.001575342 per Class A Share, per day. The board of directors also authorized us to declare distributions with respect to Class T Shares of our common stock for the period from August 24, 2015 through November 30, 2015, which have been or will be calculated based on stockholders of record each day in an amount equal to $0.001575342 per Class T Share, per day less the distribution and stockholder servicing fees, that are payable with respect to such Class T Shares (as calculated on a daily basis). The distribution and stockholder servicing fees were insignificant for the three months ended September 30, 2015.

All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the distribution reinvestment plan will be reinvested in shares of the same class as the shares on which the distributions are being made. Distributions paid to stockholders (including those reinvested in shares pursuant to our distribution reinvestment plan) during the three and nine months ended September 30, 2015 were $835,458 and $1.3 million, respectively.

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

We have not generated sufficient cash flow from operations to fully fund distributions paid. Therefore, particularly in the earlier part of the Offering, some or all of our distributions have been and may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. For example, for the nine months ended September 30, 2015, we funded 91% of total distributions with cash flows from operating activities and 9% were funded with cash flows from financing activities, which includes offering proceeds. Our Advisor has agreed to waive asset management fees for each quarter in 2015, to the extent that our MFFO, for a particular quarter, is less than our distributions declared for such quarter. As a result of this waiver, our Advisor waived $138,500 and $129,524 in asset management fees payable to it during the three months ended September 30, 2015 and March 31, 2015, respectively. However, since MFFO exceeded distributions declared to our stockholders during the three months ended June 30, 2015, no asset management fees were waived by our Advisor for that period. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

Cash Distributions

The following table outlines our total cash distributions declared to stockholders and noncontrolling interests (HALP II) for each of the quarters during 2015 and the quarter ended December 31, 2014, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan.

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities
2015
September 30, 2015	$457,698	$489,796	$947,494	$3,060	$950,554	100%	$—	—
June 30, 2015	279,432	287,799	567,231	3,027	570,258	100%	—	—%
March 31, 2015	91,135	58,691	149,826	2,993	—	—%	152,819	100%
Total	$828,265	$836,286	$1,664,551	$9,080	$1,520,812	91%	$152,819	9%

2014
December 31, 2014	$40,377	$1,841	$42,218	$3,060	$—	—%	$45,278	100%
Total	$40,377	$1,841	$42,218	$3,060	$—	—%	$45,278	100%

Stock Dividends

The following table outlines our total special stock dividends declared to Class A stockholders:

		Stockholders
Dividends for the Three Months Ended	Issuance Date	Shares	Amount (1)
June 30, 2015	7/1/2015	9,866	$98,663
March 31, 2015	4/1/2015	2,604	$26,037
December 31, 2014	1/1/2015	737	$7,367

(1)	Amount based on $10.00 per Class A Share Offering price.

Debt Financings

As mentioned previously, our portfolio was 56% leveraged based on the value of our real estate investments as of September 30, 2015 with a weighted average interest rate of 1.42%. Below is additional information regarding our loan activities for the nine months ended September 30, 2015. See Note 5 — Debt Financing for additional information regarding our outstanding debt.

•
We entered into $61.8 million of permanent mortgage financing and borrowed $50.3 million under our Hines Credit Facility related to the acquisition of Bishop’s Square for a net purchase price of $103.2 million.

•	We made payments of $60.6 million on our Hines Credit Facility using net proceeds from our public offering.

•	We made payments of $625,876 for financing costs related to our loans and $47,876 for an interest rate cap related to the mortgage loan secured by Bishop’s Square.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2015 and 2014 are not indicative of those expected in future periods as we did not meet our minimum offering requirements until September 2014 (or March 2015 with respect to Washington and have not met our minimum offering requirements with respect to Pennsylvania) and did not make our first real estate investment until December 2014. We completed our second acquisition on March 3, 2015. Amounts recorded in our consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 are due to the following:

•
Total revenues, property operating expenses, real property taxes, property management fees, depreciation and amortization, and interest expense relate to the operation of 2819 Loker Avenue East and Bishop’s Square.

•
Acquisition-related expenses represent costs incurred on properties we have acquired and those which we may acquire in future periods. We incurred $139,234 (approximately $131,000 during the three months ended September 30, 2015) in acquisition expenses related to the planned acquisition of The Domain Apartments. We elected not to acquire this property in September 2015. In addition, $2.0 million of the acquisition-related expenses incurred during the nine months ended September 30, 2015 relate to Stamp Duty taxes incurred as a result of the acquisition of Bishop’s Square in March 2015.

•
We expect to pay monthly asset management fees to our Advisor based on an annual fee equal to 0.75% of the cost of our real estate investments. As described previously, our Advisor agreed to waive asset management fees for each quarter in 2015, to the extent that our MFFO for a particular quarter is less than our distributions declared for such quarter. As a result of this waiver, our Advisor waived $138,500 and $129,524 in asset management fees payable to it during the three months ended September 30, 2015 and March 31, 2015, respectively. However, since MFFO exceeded distributions declared to our stockholders during the three months ended June 30, 2015, no asset management fees were waived by our Advisor for that period.

•	We incurred $64,440 in organizational costs, which consisted of expenses associated with our formation and the board of directors during both the three and nine months ended September 30, 2014.

•
We pay our Advisor acquisition fees equal to 2.25% of the purchase price of our real estate investments. Acquisition fees for the nine months ended September 30, 2015 are comprised of the $2.3 million acquisition fee paid in relation to our acquisition of Bishop’s Square in March 2015. We did not incur any acquisition fees during the three months ended September 30, 2015.

•
General and administrative expenses for the three and nine months ended September 30, 2015 and 2014 primarily consist of legal and accounting fees, costs and expenses associated with our board of directors, and insurance costs. Certain of these costs are variable and will increase in the future as we continue to raise capital and make additional real estate investments.

•
We have entered into an interest rate cap agreement as an economic hedge against the variability of future interest rates on one of our variable interest rate borrowings. We have not designated this contract as a hedge for accounting purposes. Changes in the fair value of this interest rate cap resulted in a loss of $17,474 and $31,985 during the three and nine months ended September 30, 2015, respectively, and are recorded in our condensed consolidated statement of operations and comprehensive income (loss).

•
Total income attributable to noncontrolling interests for the three and nine months ended September 30, 2015 relates to our allocation of our net loss to HALP II based on its ownership in the Operating Partnership.

We reimburse the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of its average invested assets, or (B) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). Notwithstanding the above, we may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2015, our total operating expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to us being in the early stages of raising and deploying capital, the limited number of assets acquired to date and the timing of those acquisitions, a majority of our independent directors determined that the excess expenses were justified and thus reimbursable to the Advisor.

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

Other adjustments included in MFFO are necessary to address issues that are common to publicly registered, non-listed REITs. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs like us are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offerings to make real estate investments, and intend to begin the process of considering our alternatives for the execution of a Liquidity Event (i.e., a sale of our assets, our sale or merger, a listing of our shares on a national securities exchange, or another similar transaction) five to eight years following the commencement of the Offering. Thus, as a limited life REIT we will not continuously purchase assets and will have a limited life.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations for the three and nine months ended September 30, 2015 and 2014 and the period from inception through September 30, 2015. As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to acquire additional investments.

	Three months ended September 30,		Nine months ended September 30,		Period from July 31, 2013 (date of inception) through September 30, 2015
	2015	2014	2015	2014
Net income (loss)	$1,295	$(283,389)	$(5,656,374)	$(283,389)	$(6,984,044)
Depreciation and amortization (1)	1,183,116	—	3,020,954	—	3,070,241
Adjustments for noncontrolling interests (2)	(502)	190,000	38,399	190,000	222,983
Funds From Operations attributable to common stockholders	1,183,909	(93,389)	(2,597,021)	(93,389)	(3,690,820)
Loss (gain) on derivative instruments (3)	17,474	—	31,985	—	31,985
Other components of revenues and expenses (4)	(266,276)	—	(675,920)	—	(681,815)
Acquisition fees and expenses (5)	12,486	—	5,007,737	—	5,706,566
Adjustments for noncontrolling interests (2)	(99)	—	(39,659)	—	(72,781)
Modified Funds From Operations attributable to common stockholders	$947,494	$(93,389)	$1,727,122	$(93,389)	$1,293,135
Basic and diluted loss per common share	$—	$(7.08)	$(1.44)	$(18.02)	$(4.66)
Funds From Operations attributable to common stockholders per common share	$0.18	$(7.08)	$(0.66)	$(18.02)	$(2.53)
Modified Funds From Operations attributable to common stockholders per common share	$0.14	$(7.08)	$0.44	$(18.02)	$0.89
Weighted average shares outstanding	6,582,900	13,188	3,930,427	5,181	1,459,302

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

(4)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and nine months ended September 30, 2015 and 2014 and the period from inception through September 30, 2015:

	Three months ended September 30,		Nine months ended September 30,		Period from July 31, 2013 (date of inception) through September 30, 2015
	2015	2014	2015	2014
Straight-line rent adjustment (a)	$(174,270)	$—	$(454,337)	$—	$(460,232)
Amortization of out-of-market leases (b)	(92,006)	—	(221,583)	—	(221,583)
	$(266,276)	$—	$(675,920)	$—	$(681,815)

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

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from our debt financings, proceeds from the Offering, cash advances from our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets to fund distributions to our stockholders. For the nine months ended September 30, 2015, we funded 91% of total distributions with cash flows from operating activities and 9% were funded with cash flows from financing activities, which includes offering proceeds. Additionally, our Advisor waived $138,500 and $129,524 in asset management fees payable to it during the three months ended September 30, 2015 and March 31, 2015, respectively. However, since MFFO exceeded distributions declared to our stockholders during the three months ended June 30, 2015, no asset management fees were waived for this period. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.

From inception through September 30, 2015, we declared cash distributions (including those reinvested in shares pursuant to our distribution reinvestment plan) to our stockholders totaling $1.7 million, compared to our total aggregate FFO loss of $3.7 million. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income (loss) and FFO. From inception through September 30, 2015, we incurred acquisition fees and expenses totaling $5.7 million. For the nine months ended September 30, 2015, we declared cash distributions (including those reinvested in shares pursuant to our distribution reinvestment plan) to our stockholders totaling $1.7 million, compared to our total aggregate FFO loss of $2.6 million.

Related-Party Transactions and Agreements

We have entered into agreements with our Advisor, Dealer Manager and Hines or its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee, distribution and shareholder servicing fees, and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 8 — Related Party Transactions in this Quarterly Report on Form 10-Q for additional information concerning our related-party transactions.

Off-Balance Sheet Arrangements

As of September 30, 2015 and December 31, 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk, currency risk and real estate valuation risk are the primary market risks to which we are or will be exposed. As of September 30, 2015, we were exposed to the market risks described below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of September 30, 2015, we had $75.9 million of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $759,214 in interest expense. Additionally, we entered into an interest rate cap to limit our exposure to rising interest rates related to our mortgage loan secured by Bishop’s Square. See Note 5 — Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt.

Foreign Currency Risk

Our investment in Bishop’s Square is subject to the effects of exchange rate movements between the Euro and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our condensed consolidated financial statements. We have entered into a mortgage loan denominated in Euros for this investment, which provides a natural hedge with regard to changes in exchange rates between the Euro and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of Euros, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Based upon our analysis, a 10% immediate, unfavorable change in the exchange rate between the Euro and U.S. dollar would have decreased the net book value of our investment in Bishop’s Square by approximately $4.5 million and would have reduced the year-to-date net income (loss) of Bishop’s Square by $212,878.

Other Risks

As described elsewhere in this Quarterly Report on Form 10-Q, our Advisor has agreed to waive asset management fees otherwise payable to it for each quarter in 2015, to the extent that our MFFO, as disclosed in each Quarterly Report on Form 10-Q for a particular quarter, amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. There can be no assurances that our Advisor will continue this waiver, and if not, cash available to pay distributions in future periods may be reduced.

We invest proceeds we receive from our public offerings in short-term, highly-liquid investments until we use such funds to make real estate investments. Although we do not expect that income we earn on these temporary investments will be substantial, our earnings will be subject to the fluctuations of interest rates and their effect on these investments.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of November 9, 2015, neither us nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our 2014 Annual Report on Form 10-K for the year ended December 31, 2014. With the exception of the risk factors set forth below, there have been no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

The availability and timing of distributions to our stockholders is uncertain and cannot be assured.

There is no assurance that distributions will continue to be authorized and paid. We cannot assure you that we will have sufficient cash to pay distributions to you or that the amount of any such distributions will increase over time. In addition, the distribution and stockholder servicing fees payable with respect to Class T Shares issued in the primary offering will reduce the amount of funds available for distribution with respect to all Class T Shares (including Class T Shares issued pursuant to the distribution reinvestment plan). Should we fail for any reason to distribute at least 90% of our REIT taxable income, we would not qualify for the favorable tax treatment accorded to REITs.

We have and may continue to pay distributions from sources other than our cash flow from operations, including advances, deferrals or waivers of fees from our Advisor or affiliates, borrowings and/or proceeds of this offering. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. The use of sources other than our cash flow from operations to fund distributions could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of your investment.

In our initial quarters of operations, and from time to time thereafter, our cash flow from operations may be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source and we may choose to pay distributions when we do not have sufficient cash flow from operations to fund such distributions. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of this offering or other sources to fund distributions to you. For example, we funded 100% of total distributions for 2014 and 9% for the nine months ended September 30, 2015 with cash flows from financing activities which includes offering proceeds. In addition, the Advisor has agreed to waive the asset management fees otherwise payable to it pursuant to our Advisory Agreement for each quarter in 2015, to the extent that our MFFO, as disclosed in each Quarterly Report on Form 10-Q or our Annual Report on Form 10-K, for a particular quarter, amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. As a result of this waiver, our Advisor waived $138,500 and $129,524 in asset management fees payable to it during the three months ended September 30, 2015 and March 31, 2015, respectively. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees. However, the Advisor and affiliates are under no obligation to advance funds to us or to defer or, subsequent to the third quarter of 2015, to continue to waive fees in order to support our distributions. When we pay distributions in excess of earnings and we use cash flows from financing activities, including offering proceeds and borrowings, to fund distributions, then we will have less funds available for operations and for acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, may reduce your overall return and may result in the dilution of your investment. In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute your interest in us. Furthermore, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

Hines and its affiliates may face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in your best interest.

Hines, our Advisor and their affiliates receive substantial fees from us in return for their services and these fees could influence our Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	Public offerings of equity by us, which allow the Dealer Manager to earn additional dealer manager fees;

•	Property dispositions in circumstances where Hines or an affiliate of Hines manages the property and earns significant fees for managing the property;

•	Property acquisitions, which may allow our Advisor or its affiliates to earn additional acquisition, asset management and other fees; and

•	Various liquidity events.

Further, our Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Similarly, our Advisor has incentives to recommend that we purchase properties using debt financing since the acquisition fees that we pay to the Advisor could increase if we raise the level of debt financing in connection with the acquisition of certain properties. Certain potential acquisition fees and asset management fees paid to our Advisor and property management and leasing fees paid to Hines and its affiliates would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. Our Advisor is also entitled to a fee equal to a percentage of the total consideration paid in connection with a disposition. This fee may incentivize our Advisor to recommend the disposition of a property or properties through a sale, merger, or other transaction that may not be in our best interests at the time. In addition, the premature disposition of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, our Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. The Dealer Manager will be paid an annual distribution and stockholder servicing fee with respect to Class T Shares until the earliest to occur of several events, including (i) a listing of the Class A Shares on a national securities exchange, and (ii) such Class T Shares no longer being outstanding, which may incentivize our Advisor not to recommend a sale, merger or other liquidity event until the Dealer Manager has been paid all distribution and stockholder servicing fees, because the completion of such transactions would cause the Dealer Manager to no longer be paid such fees. In evaluating investments and other management strategies, the opportunity to earn these fees may lead our Advisor to place undue emphasis on criteria relating to its and its affiliates’ compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to compensation from us to our Advisor and its affiliates could result in decisions that are not in your best interests, which could hurt our ability to pay you distributions or result in a decline in the value of your investment.

If we fail to qualify as a REIT, our operations and our ability to pay distributions to our stockholders would be adversely impacted.

We intend to qualify as a REIT for U.S. federal income tax purposes commencing with the taxable year ending on December 31, 2015. We have received the opinion of our U.S. federal income tax counsel, Greenberg Traurig, LLP, in connection with this offering and with respect to our qualification as a REIT. The opinion of Greenberg Traurig, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income and is not binding on the Internal Revenue Service or any court. Greenberg Traurig, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (“the Code”), for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do and that issues multiple classes of stock, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification. While we have not requested a ruling from the IRS as to our REIT status, we have applied for a ruling from the IRS with respect to our multi-class stock structure, our ability to deduct dividend payments in connection with that structure and its possible effect on our qualification as a REIT.

If we were considered to actually or constructively pay a “preferential dividend” to certain of our stockholders, our status as a REIT could be adversely affected.

As discussed above, in order to qualify as a REIT, we must distribute annually to our stockholders at least 90% of our REIT taxable income (which may not equal net income as calculated in accordance with GAAP), determined without regard for the deduction for distributions paid and excluding net capital gains. In order for distributions to be counted as satisfying the annual distribution requirements for REITs, and to provide us with a REIT-level tax deduction, the distributions must not be “preferential dividends.” A dividend is not a preferential dividend if the distribution is pro rata among all outstanding shares of stock within a particular class, and in accordance with any preferences among different classes of stock as set forth in our organizational documents. Currently, there is uncertainty as to the IRS’s position regarding whether certain arrangements involving REITs could give rise to the inadvertent payment of a preferential dividend (e.g., the pricing methodology for stock purchased under a distribution reinvestment plan, the terms of stock redemptions or the allocation of certain fees among different classes of stock), except as otherwise set forth with respect to a particular REIT in a private letter ruling issued by the IRS to such REIT. Although we have not obtained a private letter ruling with respect to the allocation to the Class T stockholders of the expense attributable to payment of the distribution fee, we have applied for such a ruling from the IRS with respect to our multi-class stock structure, our ability to deduct dividend payments in connection with that structure and its possible effect on our qualification as a REIT. While we believe based on advice of our counsel that our class structure complies with current tax law requirements and that dividend payments by us will be deductible and will not adversely affect our qualification as a REIT, no assurance can be provided as to whether or when such a ruling will be issued by the IRS. If the IRS were to rule adversely, or if it otherwise declines to rule favorably on our existing structure, this could, depending upon the circumstances at the time, adversely affect the conclusions set forth in the opinion of Greenberg Traurig, LLP and our ability to issue additional shares in this offering in accordance with our class structure described herein. We have received the opinion of Greenberg Traurig, LLP with respect to our qualification as a REIT. This opinion has been issued in connection with the Offering. Opinions of counsel are not binding on the IRS or on any court. Therefore, if the IRS were to successfully assert that we paid a preferential dividend, we may be deemed to have either (a) distributed less than 100% of our REIT taxable income and therefore be subject to tax on the undistributed portion, or (b) distributed less than 90% of our REIT taxable income, in which case our status as a REIT could be terminated if we were unable to cure such failure.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2015, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

On August 20, 2014, the Registration Statement on Form S-11 (File No. 333-191106) for the Offering was declared effective under the Securities Act of 1933. The Offering commenced on August 20, 2014 and is currently expected to terminate on or before August 20, 2016, unless extended by our board of directors.

From August 20, 2014 through September 30, 2015, we received gross proceeds of approximately $74.1 million through the sale of 7.5 million Class A Shares and $30,000 through the sale of 3,175 Class T Shares to the public in connection with the Offering. Since August 20, 2014, we have used proceeds from the Offering to pay $6.9 million of selling commissions and dealer manager fees and $4.0 million of issuer costs related to the Offering.  The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines.

Net proceeds available for investment after the payment of the costs described above were approximately $62.4 million. A portion of these proceeds, along with proceeds from debt financing, were used to make approximately $73.0 million of investments in real estate, including the cost of completing the acquisitions of 2819 Loker Avenue East and Bishop’s Square, acquisition fees and expenses and costs of leveraging each real estate investment. Additionally, we used these proceeds to make payments of $61.2 million, including principal and interest, on our Hines Credit Facility. We also used $1.9 million in offering proceeds to fund asset management fees, general and administrative expenses and to provide working capital for our real estate investments. We had approximately $1.1 million in uninvested offering proceeds as of September 30, 2015.

Additionally, we have not generated sufficient cash flow from operations to fully fund distributions paid. As of September 30, 2015, as discussed in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Distributions," 91% of our distributions were funded with cash flows from operating activities and 9% were funded with cash flows from financing activities, which includes offering proceeds.

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

HINES GLOBAL REIT II, INC.

November 9, 2015	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

November 9, 2015	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Hines Global REIT II, Inc. (filed as Exhibit 3.1 to Pre- Effective Amendment No. 5 to the Registrant's Registration Statement on Form S-11, File No. 333-191106 (the “Registration Statement”) on August 15, 2014 and incorporated by reference herein)

3.2	Articles Supplementary of Hines Global REIT II, Inc. (filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on December 12, 2014 and incorporated by reference herein)
3.3	Amended and Restated Bylaws of Hines Global REIT II, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Registration Statement on August 15, 2014 and incorporated by reference herein)
3.4	Articles Supplementary of Hines Global REIT II, Inc. (filed as Exhibit 3.1 to Post-Effective Amendment No. 6 to the Registration Statement on August 12, 2015 and incorporated by reference herein)
3.5*	Amendment to Amended and Restated Bylaws of Hines Global REIT II, Inc., dated September 23, 2015.
4.1	Forms of Subscription Agreement (filed as Appendix B-1 and Appendix B-2 to the Prospectus filed on August 12, 2015 and incorporated by reference herein)
4.2	Hines Global REIT II, Inc. Distribution Reinvestment Plan (filed as Appendix C to the Prospectus filed on August 12, 2015 and incorporated by reference herein)
10.1
Second Amended and Restated Agreement of Limited Partnership of Hines Global REIT II Properties LP, dated as of August 12, 2015 (filed as Exhibit 10.1 to Post-Effective Amendment No. 6 to the Registration Statement on August 12, 2015 and incorporated by reference herein)

10.2
Amendment No. 2 to Selected Dealer Agreement, dated as of September 3, 2015, by and between Hines Global REIT II, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2015 and incorporated by reference herein)

31.1*	Certification
31.2*	Certification
32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

101*
The following materials from Hines Global REIT II, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed on November 9, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith