Form 10-K
period 2015-12-31
HINES GLOBAL REIT II, INC.
filed 2016-03-24
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-55599

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
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

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

As of March 18, 2016, approximately 11.9 million Class A shares and 1.7 million Class T shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement in connection with its 2016 annual meeting of stockholders are incorporated by reference in Part III. The registrant’s proxy statement will be filed with the Securities and Exchange Commission (“SEC”) no later than April 29, 2016.

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

Item 1.  Business

General Description of Business and Operations

Hines Global REIT II, Inc. (“Hines Global II”) was formed as a Maryland corporation on July 31, 2013, for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. On August 20, 2014, Hines Global II commenced an offering of up to $2.5 billion of its common stock for sale to the public (the “Offering”). The Offering was amended in August 2015 such that Hines Global II is currently offering its common stock in any combination of Class A and Class T shares, at a price of $10.00 per Class A share of common stock (“Class A Shares”) and $9.4489 per Class T share of common stock (“Class T Shares”). Hines Global II also issues shares pursuant to its distribution reinvestment plan at a price of $9.50 per Class A Share and $9.00 per Class T Share. On September 26, 2014, Hines Global II achieved its minimum offering requirements pursuant to the terms of the Offering in all states except for Pennsylvania and Washington, which have higher minimum offering requirements. The minimum offering requirements were met on March 23, 2015 for Washington and on December 24, 2015 for Pennsylvania. As of March 18, 2016, Hines Global II had received gross offering proceeds of $133.8 million from the sale of 13.6 million common shares.

Hines Global II conducts most of its activities through, and most of its real estate investments are held directly or indirectly by, Hines Global REIT II Properties, LP (the “Operating Partnership”), which was formed on July 31, 2013. Hines Global II contributes the proceeds it receives from the issuance of common shares to the Operating Partnership and the Operating Partnership in turn issues general partner interests to Hines Global II. The general partner interests entitle Hines Global II to receive its share of the Operating Partnership’s earnings or losses and distributions of cash flow. Hines Global II is constructed in a manner that would allow the Operating Partnership to issue limited partner units from time to time in exchange for real estate properties. By structuring acquisitions in this manner, the sellers of the real estate will generally be able to defer the taxation of gains until they exchange their limited partner units from common shares of Hines Global II or sell or redeem their units.

We refer to Hines Global II, the Operating Partnership and its wholly-owned subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines Global II or the Company as required by the context in which such pronoun is used.

We made our initial real estate investment, 2819 Loker Avenue East, in December 2014. The Class A industrial building, located in Carlsbad, California, consists of 161,310 square feet of leasable space. In March 2015, we acquired Bishop’s Square, a Class A office building located in Dublin, Ireland, which consists of approximately 153,569 square feet of leasable space. We acquired the Domain Apartments in January 2016. The Domain Apartments is a multi-family community located in Las Vegas, Nevada consisting of 308 units with an average unit size of 1,075 square feet. We may purchase properties or make other real estate investments that relate to varying property types including office, retail, industrial, multi-family residential and hospitality or leisure. We may invest in operating properties, properties under development, and undeveloped properties such as land. Other real estate investments may include equity or debt interests, including securities, in other real estate entities and debt related to properties such as mortgages, mezzanine loans, B-notes, bridge loans, construction loans and securitized debt.

We have no employees. Our business is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), under the terms and conditions of an advisory agreement between us and the Advisor (the “Advisory Agreement”). As compensation for these services, we pay our Advisor asset management, acquisition and disposition fees and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the Advisory Agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by, or for the benefit of, Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 3,700 employees have over 50 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Our office is located at 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Our telephone number is 1-888-220-6121. Our web site is www.HinesSecurities.com/reits/hines-global-reit-2. The information on our website is not incorporated by reference into this report.

Primary Investment Objectives

Our primary investment objectives are to:

•	preserve invested capital;

•	invest in a diversified portfolio of quality commercial real estate properties and other real estate investments;

•	provide income in the form of regular, stable cash distributions;

•	provide modest growth in the value of invested capital;

•	achieve attractive total returns upon the ultimate sale of our investments or occurrence of another liquidity event; and

•	remain qualified as a real estate investment trust (“REIT”) for federal income tax purposes.

Acquisition and Investment Policies

We expect to invest the proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. We may purchase properties or make other real estate investments that relate to varying property types including office, retail, industrial, multi-family residential and hospitality or leisure. We may invest in operating properties, properties under development, and undeveloped properties such as land. Other real estate investments may include equity or debt interests including securities in other real estate entities and debt related to properties such as mortgages, mezzanine loans, B-notes, bridge loans, construction loans and securitized debt. We believe that there is an opportunity to create attractive total returns by employing a strategy of investing in a diversified portfolio of such investments which are well-selected, well-managed and disposed of at an optimal time. Our principal targeted assets are investments in properties, and other real estate investments that relate to properties, that have quality construction and desirable locations which can attract quality tenants. These types of investments are, or relate to, properties generally located in central business districts or suburban markets of major metropolitan cities worldwide. We intend to invest in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant. We anticipate that international real estate investments may comprise a substantial portion of our portfolio.

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

In November 2014, our board of directors, including all of our independent directors, approved a $75.0 million unsecured credit facility (the “Hines Credit Facility”) between us and Hines to be used to fund acquisitions and other working capital needs. In December 2014, our board of directors, including all of our independent directors, approved a $24.2 million borrowing under the Hines Credit Facility to fund our acquisition of 2819 Loker Avenue East, which was equal to approximately 95% of the contract purchase price of 2819 Loker Avenue East. Additionally, in January 2015, our board of directors, including all of our independent directors, approved $45.2 million of additional borrowings under the Hines Credit Facility and a €55.2 million secured credit facility ($62.1 million using $1.12 per Euro as of the transaction date) for the purchase of Bishop’s Square in March 2015. In total, these borrowings represented approximately 104% of the cost of Bishop’s Square based on the contract purchase price. As of December 31, 2015 our portfolio was approximately 41% leveraged based on the net purchase price of our real estate investments. As a result of payments made on the Hines Credit Facility, as of March 24, 2016, we had no outstanding borrowings under the Hines Credit Facility.

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

We declare distributions to our stockholders as of daily record dates and aggregate and pay such distributions monthly. With the authorization of our board of directors, we declared distributions with respect to Class A Shares of our common stock for the period from October 1, 2014 through March 31, 2016. Distributions for Class A Shares were or will be calculated based on stockholders of record each day in an amount equal to $0.001575342 per share, per day. Also, with the authorization of our board of directors, we declared distributions with respect to Class T Shares of our common stock for the period from August 24, 2015 through March 31, 2016. Distributions for Class T Shares were or will be calculated based on stockholders of record each day in an amount equal to $0.001575342 per share, per day less the distribution and stockholder servicing fees that are payable with respect to such Class T Shares (as calculated on a daily basis).

All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the distribution reinvestment plan will be reinvested in shares of the same class as the shares on which the distributions are being made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

In addition to the distributions described above, our board of directors authorized special stock dividends to holders of Class A Shares as of daily record dates for the period from October 1, 2014 through June 30, 2015. Stock dividends for Class A Shares were calculated based on stockholders of record each day in an amount equal to 0.0000273973 of a Class A Share per share, per day. Shares issued related to our stock dividends were issued on the first business day of the month following the quarter to which they related.

In our initial quarters of operations, and from time to time thereafter, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We funded 23% and 100% of total distributions for the years ended December 31, 2015 and 2014, respectively, with cash flows from financing activities, which includes offering proceeds.

In addition, our Advisor agreed to waive the asset management fees for each quarter in 2015 and the quarter ended December 31, 2014, to the extent that our modified funds from operations (“MFFO”), for a particular quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. Our Advisor also agreed to waive an additional $62,500 in asset management fees so that our MFFO for the year ended December 31, 2015 would equal our distributions declared for such year. As a result of these waivers, our Advisor waived $583,433 of the total $888,109 in asset management fees payable to it during the year ended December 31, 2015 and all of the $16,258 of asset management fees payable to it during the year ended December 31, 2014. Our advisor has also agreed to waive the asset management fees otherwise payable to it for each of the quarters ended March 31, 2016 and June 30, 2016, to the extent that our MFFO for such quarters, as disclosed in our Quarterly Report on Form 10-Q, amounts to less than 100% of the aggregate distributions declared to our stockholders for each respective quarter. These fee waivers are not deferrals and accordingly, these fees will not be paid to our Advisor in cash at any time in the future.

Tax Status

We intend to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), effective for our taxable year ended December 31, 2015. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to stockholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted us relief under certain statutory provisions. Such an event could have a materially adverse affect our net income and net cash available for distribution to stockholders. However, we believe that we have been organized and operated in such a manner as to qualify for treatment as a REIT beginning with our taxable year ended December 31, 2015 and intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. We did not elect to be taxed as a REIT for the taxable year ended December 31, 2014. This did not have an impact on our tax liability or the tax liability of our stockholders that invested in our public offering during 2014 since we did not have any taxable income for the year ended December 31, 2014.

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

We believe Hines’ extensive real estate experience and depth and breadth of its organization of approximately 3,700 employees located in over 100 cities across the United States and 19 foreign countries allows it to better identify investment opportunities for us. However, competition may increase our cost of acquisitions.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. Of our total rental revenue for the year ended December 31, 2015, approximately 44% was earned from The Commissioners of Public Works in Ireland, a state agency of Ireland, under a lease that expires in January 2028, approximately 26% was earned from the Acushnet Company, the parent company of Titleist, FootJoy, BV-Vokey Design, Scotty Cameron, Pinnacle, and the Titleist Performance Institute, under a lease that expires in July 2019 and approximately 15% was earned from International Financial Data Services, an investor record-keeping and transfer agency provider, under a lease that expires in June 2024. As of
December 31, 2015, there were no other tenants that individually represented more than 10% of our total rental revenue.

Available Information

Stockholders may obtain copies of our filings with the Securities and Exchange Commission (“SEC”), free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.HinesSecurities.com/reits/hines-global-reit-2. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings will be available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. However, the information from our website is not incorporated by reference into this report.

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

We offer a share redemption program for stockholders seeking liquidity of their shares. However, there is no public market for our common shares; therefore, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount.

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

This is a fixed price offering and the offering price of each class of our common stock was not established on an independent basis; therefore, as it was arbitrarily determined, the fixed offering price will not accurately represent the current value of our assets at any particular time and may be higher than the value of our assets per share of our common stock at the time of the purchase.

This is a fixed price offering, which means that the price for each class of our common stock in the offering was fixed and does not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined the offering price of each class of our common stock in its sole discretion. We do not intend to adjust the offering price after we acquire assets and, therefore, the fixed offering price established for each class of our common stock will not accurately represent the value of our assets and the actual value of our stockholders’ investment may be substantially less than what they pay. Our offering price may not be indicative of either the price our stockholders would receive if they sold their shares, the price at which shares of our common stock would trade if they were listed on a national securities exchange or if we were liquidated or dissolved. Similarly, the amount our stockholders may receive upon redemption of their shares, if they determine to participate in our share redemption program, may be less than the amount they paid for such shares, regardless of any increase in the underlying value of any assets we own.

Because we are conducting an ongoing offering, we are providing information about our net tangible book value per share of our common stock. As of December 31, 2015, our net tangible book value per share was $7.27 for each class of our common stock, which is less than the offering price for shares of each class of our common stock. Net tangible book value is a rough approximation of value calculated simply as total book value of assets minus total liabilities (all of which are adjusted for noncontrolling interests). It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, (iii) the substantial fees paid in connection with our public offering, such as selling commissions and marketing fees, all or a portion of which have been reallowed by our dealer manager to participating broker dealers and (iv) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments.

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

The Offering is being made on a “best efforts” basis, whereby the broker dealers participating in the Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. As of March 18, 2016, we have raised approximately $133.8 million from the sale of shares in the Offering and have acquired three real estate investments. If we are unable to sell a significant number of the shares being offered in the Offering, we are more likely to focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

The availability and timing of distributions to our stockholders is uncertain and cannot be assured.

There is no assurance that distributions will continue to be authorized and paid. We cannot assure our stockholders that we will have sufficient cash to pay distributions to them or that the amount of any such distributions will increase over time. In addition, the distribution and stockholder servicing fees payable with respect to Class T Shares issued in the Offering will reduce the amount of funds available for distribution with respect to all Class T Shares (including Class T Shares issued pursuant to the distribution reinvestment plan). Should we fail for any reason to distribute at least 90% of our REIT taxable income, we would not qualify for the favorable tax treatment accorded to REITs.

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

In our initial quarters of operations, and from time to time thereafter, our cash flow from operations may be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source and we may choose to pay distributions when we do not have sufficient cash flow from operations to fund such distributions. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. For example, we funded 100% of total distributions for 2014 and 23% of total distributions for 2015 with cash flows from financing activities which includes offering proceeds. In addition, our Advisor has agreed to waive the asset management fee otherwise payable to it pursuant to our Advisory Agreement for the fourth quarter of 2014, each of the quarters in 2015, and the first two quarters of 2016, to the extent that our MFFO for each respective quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounts to less than 100% of the aggregate distributions declared for such quarter. Pursuant to this waiver agreement, our Advisor waived $583,433 and $16,258 in asset management fees payable to it during the years ended December 31, 2015 and December 31, 2014, respectively. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees. However, our Advisor and affiliates are under no obligation to advance funds to us or to defer or, subsequent to the second quarter of 2016, to continue to waive fees in order to support our distributions. When we pay distributions in excess of earnings and we use cash flows from financing activities, including offering proceeds and borrowings, to fund distributions, then we have less funds available for operations and for acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, may reduce our stockholders’ overall return and may result in the dilution of our stockholders’ investment. In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ interest in us. Furthermore, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

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

Under our share redemption program, shares may be repurchased at varying prices depending on the number of years the shares have been held and whether the redemptions are sought upon a stockholder’s death or disability. Although the offering price for the shares of each class of our common stock represents the most recent price at which most investors are willing to purchase such shares, it will not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, when we repurchase shares of our common stock at the offering price for such class of shares or at a percentage of the offering price for such class of shares, the actual value of the shares that we repurchase may be less, and, if so, then the repurchase will be dilutive to our remaining stockholders.

Our stockholders will not have the benefit of an independent due diligence review in connection with the Offering and, since there is no separate counsel for us and certain of our affiliates in connection with the Offering, if a conflict of interest arises between us and Hines, we may incur additional fees and expenses.

Because our Advisor and our Dealer Manager are affiliates of Hines, our stockholders will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with a securities offering. In addition, Greenberg Traurig, LLP has acted as counsel to us, our Advisor and our Dealer Manager in connection with the Offering and, therefore, investors will not have the benefit of a due diligence review and investigation that might otherwise be performed by independent counsel which increases the risk of their investment. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Greenberg Traurig, LLP may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor, our Dealer Manager or their affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected, which may result in us incurring additional fees and expenses. Moreover, should a conflict of interest not be readily apparent, Greenberg Traurig, LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.

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

Subject to limitations in our charter, the fees, compensation, income, expense reimbursements, interests and other payments payable to Hines, our Advisor and their affiliates may increase during the Offering or in the future without stockholder approval if such increase is approved by a majority of our independent directors.

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

The prices of our Class A Shares and Class T Shares may each be adjusted to a price less than the price our stockholders paid for their shares.

The prices of our Class A Shares and Class T Shares may each be adjusted periodically in the discretion of our board of directors and therefore any future adjustments may result in an offering price lower than the price our stockholders paid for their shares.

We expect to disclose an estimated per share net asset value, or NAV, of each class of our common stock prior to the conclusion of the Offering and the purchase price our stockholders pay for shares of our common stock in the Offering may be higher than such estimated per share NAV. The estimated per share NAV may not be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved.

Due to rule amendments that have been adopted by the Financial Industry Regulatory Authority, or FINRA, and take effect on April 11, 2016 and due to contractual obligations in the selling agreements between our participating broker dealers and our Dealer Manager, we will be required to disclose an estimated per share NAV of our Class A Shares and Class T Shares.  We presently expect to provide an estimated per share NAV of each class of our common stock no later than April 29, 2016.  Accordingly, the customer account statements that we issue to our stockholders after the rule amendments take effect will reflect the estimated per share NAV. In addition, after the amended rules take effect, we expect to use the estimated per share NAV as the deemed estimated per share value for purposes of reports to fiduciaries of retirement plans.  Because we have used a portion of the proceeds from the Offering to pay selling commissions, dealer manager fees and organization and offering expenses, which reduce the amount of funds available for investment, unless our aggregate investments increase in value to compensate for these up-front fees and expenses, it is likely that the estimated per share NAV, which will be the “value” shown on stockholders’ account statements, will be lower than the purchase price paid by our stockholders in the Offering.

Further, in connection with the determination of the estimated per share NAV of each class of our common stock, our board of directors may determine to modify the offering prices for each class, including the prices at which the shares of each class are offered pursuant to our distribution reinvestment plan, but the offering price may be higher than the estimated per share NAV for such class. Any estimated per share NAV that we disclose may not be an accurate reflection of the fair value of our assets and liabilities in accordance with accounting principles generally accepted in the United States of America (“GAAP”), may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s-length transaction, may not represent the value that stockholders could realize upon a sale of the company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the prices at which Class A Shares or Class T Shares would trade if they were listed on a national securities exchange. In addition, any estimated per share NAV that we disclose may not be the equivalent of the disclosure of a market price by an open-ended real estate fund.

The methodology used to determine the estimated per share NAV of our common stock may be based upon assumptions, estimates and judgments that may not be accurate or complete, such that, if different property-specific and general real estate and capital market assumptions, estimates and judgments were used, it could result in an estimated per share NAV that is significantly different.

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

Our ability to locate and commit to purchase specific properties, or make investments, will be partially dependent on our ability to raise sufficient funds for such acquisitions and investments. We may be substantially delayed in making investments due to delays in:

•	the sale of our common shares,

•	obtaining debt financing,

•	negotiating or obtaining the necessary purchase documentation,

•	locating suitable investments or

•	other factors.

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

The U.S. Department of Labor, or DOL, has proposed to amend the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, and the Code, which could impact our ability to raise significant additional capital in the Offering.

The DOL has proposed to amend the definition of “fiduciary” under ERISA and the Code. The proposed amendment would broaden the definition of “fiduciary” and make a number of changes to the prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including individual retirement accounts). The DOL has said that the proposed changes will become effective eight months after the regulations are finalized and will not be implemented retroactively. If the proposed amendment is finalized and takes effect as contemplated in the proposal from the DOL, it could hinder our ability to raise significant additional capital, as sales to individual retirement accounts and other ERISA plans that involve the payment of a commission to the broker dealer for such sales may not be permitted.

A prolonged national or world-wide economic downturn or volatile capital market conditions could adversely affect our results of operations and our ability to pay distributions to our stockholders.

If disruptions in the capital and credit markets were to occur again, as have been experienced during recent years, they could adversely affect our ability to obtain loans, credit facilities, debt financing and other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to implement our investment strategy.

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

Until we invest the proceeds of the Offering in real properties and other real estate investments, we may hold those funds in investments, including money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. Unusual declines in the financial markets, similar to those experienced during the Great Recession, could result in a loss of some or all of these funds. In particular, money market funds may experience intense redemption pressure and have difficulty satisfying redemption requests. As a result, we may not be able to access the cash in our money market investments. In addition, current yields from these investments are minimal.

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

In order to qualify for taxation as a REIT, we are required to distribute to our stockholders at least 90% of our annual ordinary taxable income to maintain such qualification. This requirement limits our ability to retain income or cash flow from operations to finance the acquisition of new investments. We will explore acquisition opportunities from time to time with the intention of expanding our operations and increasing our profitability. We anticipate that we will use debt and equity financing for such acquisitions because of our inability to retain significant earnings. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new investments and expand our operations will be adversely affected.

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

We expect our income, if any, to consist almost solely of our share of the Operating Partnership’s income, and the cash available for the payment of distributions by us to our stockholders will consist of our share of cash distributions made by the Operating Partnership. As the general partner of the Operating Partnership, we will determine the amount of any distributions made by the Operating Partnership. However, we must consider a number of factors in making such distributions, including:

•	the amount of the cash available for distribution;

•	the impact of such distribution on other partners of the Operating Partnership;

•	the Operating Partnership’s financial condition;

•	the Operating Partnership’s capital expenditure requirements and reserves therefor; and

•	the annual distribution requirements contained in the Code necessary to qualify and maintain our qualification as a REIT.

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

Lenders may require us to enter into restrictive covenants that relate to or otherwise limit our operations, which could limit our ability to make distributions to our stockholders, to replace our Advisor or to otherwise achieve our investment objectives.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage property, discontinue insurance coverage, or make distributions under certain circumstances. In addition, provisions of our loan documents may deter us from replacing our Advisor because of the consequences under such agreements and may limit our ability to replace the property manager or terminate certain operating or lease agreements related to the property. These or other limitations may adversely affect our flexibility and our ability to achieve our investment objectives.

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

We are different in some respects from other investment vehicles sponsored by Hines, and therefore the past performance of such investments may not be indicative of our future results. In addition, Hines has limited experience in acquiring and operating certain types of real estate investments that we may acquire.

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

The past performance of other investment vehicles sponsored by Hines or its affiliates may not be indicative of our future results, and we may not be able to successfully operate our business and implement our investment strategy, which may be different in a number of respects from the operations previously conducted by Hines. In addition, Hines has limited experience in acquiring and operating certain types of real estate investments that we may acquire. For example, a significant amount of real estate investments that have been made by Hines’ other investment vehicles have consisted of acquisitions and development of office or industrial properties or land. Therefore, we may need to use third parties to source or manage investments in which Hines has limited experience. In addition, a significant portion of Hines’ other programs and investments involve development projects. Although we are able to invest in development projects, we do not anticipate that a significant portion of the proceeds from the Offering will be invested in development projects. As a result of all of these factors, our stockholders should not rely on the past performance of other investment vehicles sponsored by Hines and its affiliates to predict, or as an indication of, our future performance.

Our success will be dependent on the performance of Hines as well as key employees of Hines. Certain other investment vehicles sponsored by Hines have experienced adverse developments in recent years and there is a risk that we may experience similar adverse developments. Adverse changes in affiliated programs could also adversely affect our ability to raise capital.

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

We may not be able to retain our key employees. To the extent we are unable to retain and/or find qualified successors for key employees that depart from the company, our results of operations may be adversely impacted. Our officers and the management of our Advisor also serve in similar capacities for numerous other entities. If Hines or any of its key employees are distracted by these other activities or suffer from adverse financial or operational problems in connection with operations unrelated to us, the ability of Hines and its affiliates to allocate time and/or resources to our operations may be adversely affected. If Hines is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted. We will not provide key-man life insurance policies for any of Hines’ key employees.

Certain other investment vehicles sponsored by Hines have experienced adverse developments in recent years. Although it was re-opened with respect to ordinary redemption requests in April 2013, Hines REIT suspended its share redemption program, except with respect to redemptions in connection with the death or disability of a stockholder in December 2009. As of December 31, 2015, shares redeemed pursuant to the share redemption program were redeemed at $5.45 per share, with respect to ordinary redemption requests, and with respect to requests in connection with the death or disability of a stockholder commencing with redemptions made on January 1, 2016, shares were redeemed at $6.65 per share. In May 2011, November 2012, April 2013, November 2013, December 2014 and September 2015,Hines REIT’s board of directors determined an estimated per share net asset value, or NAV of $7.78, $7.61, $6.75, $6.40, $6.50, and $6.65, respectively, each of which was lower than the most recent primary offering price of $10.08 per share. The reduction in the estimated NAV between November 2012 and April 2013 was due to Hines REIT’s payment to its stockholders of special distributions in excess of $0.80 per share (all of which represented a return of capital). In addition, Hines REIT decreased its distribution rate in July 2010 and further decreased the rate in April 2013. The board of directors of Hines Global I, another public investment vehicle sponsored by Hines, determined an estimated per share NAV of $10.24, $9.44, $8.90 and $8.78, respectively, as of December 31, 2015, 2014, 2013, 2012, each of which was lower than the most recent primary offering price of $10.40 per share.

In addition to Hines REIT, Hines Global I, and HMS Income Fund, Inc. (“HMS”), Hines has sponsored more than 20 privately-offered programs in the past ten years. Several of Hines’ privately-offered programs have experienced adverse economic developments in recent years due to the global financial crisis and deteriorating economic conditions in several European and South American countries, Mexico and several U.S. markets. The adverse market conditions may cause these programs to alter their investment strategy, generate returns lower than originally expected, or ultimately incur losses. There is a risk that we may experience similar adverse developments, as an investment vehicle sponsored by Hines.

Adverse results in the other non-traded REITs on the Hines platform have the potential to affect Hines’ and our reputation among financial advisors and investors, which could affect our ability to raise capital.

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

We may be subject to litigation which could have a material adverse effect on our business and financial condition.
We may be subject to litigation, including claims relating to our operations, offerings, unrecognized pre-acquisition contingencies and otherwise in the ordinary course of business. Some of these claims may result in potentially significant judgments against us, some of which are not, or cannot be, insured against. We generally intend to vigorously defend ourselves; however, we cannot be certain of the ultimate outcomes of claims that may arise in the future. Resolution of these types of matters against us may result in our payment of significant fines or settlements, which, if not insured against, or if these fines and settlements exceed insured levels, would adversely impact our earnings and cash flows. Certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured and/or adversely impact our ability to attract officers and directors.

Our business could suffer in the event our Advisor, our Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations experiences system failures or cyberincidents or a deficiency in cybersecurity.
Our Advisor, our Dealer Manager, our transfer agent and other parties that provide us with services essential to our operations are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business.  A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that may include, but is not limited to, gaining unauthorized access to systems to disrupt operations, corrupt data, steal assets or misappropriate confidential information, such as confidential stockholder records. As reliance on technology in our industry has increased, so have the risks posed to our systems, both internal and those we have outsourced. In addition, the risk of a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and instructions from around the world have increased.  The remediation costs and lost revenues experienced by a victim of a cyber incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. There also may be liability for any stolen assets or misappropriated confidential information. Any material adverse effect experienced by our Advisor, our Dealer Manager, our transfer agent and other parties that provide us with services essential to our operations could, in turn, have an adverse impact on us.

Risks Related to Investments in Real Estate

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Therefore, an investment in our common stock will be subject to greater risk to the extent that we lack a geographically diversified portfolio. As of March 24, 2016, based on the estimated aggregate value of our real estate investments, approximately 14% of our portfolio consists of a property located in Carlsbad, California, approximately 55% of a property located in Dublin Ireland, and 31% of a property located in Las Vegas, Nevada.

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in those industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on leased square footage of our commercial real estate properties, as of March 24, 2016, approximately 51% is leased to tenants in the manufacturing industry, approximately 33% is leased to tenants in the government sector, and approximately 11% is leased to tenants in the finance and insurance industry.

We have not established investment criteria limiting the size of property acquisitions. If we have an investment that represents a material percentage of our assets which experiences a loss, the value of an investment in us would be significantly diminished.
We are not limited in the size of any single property acquisition we may make and certain of our investments may represent a significant percentage of its assets. Should we experience a loss on a portion or all of an investment that represents a significant percentage of our assets, this event would have a material adverse effect on our business and financial condition, which would result in an investment in us being diminished.

We will depend on tenants for our revenue, and therefore our revenue will be dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. As of the date of this Annual Report on Form 10-K, we have a total of six tenants at our two commercial properties and one of the two commercial properties is 100% leased to a single tenant. The weakening of the financial condition or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations and our ability to pay distributions.

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

One of our properties is and in the future, we may invest in additional properties that are leased to a single or significant tenant and, accordingly, may be suited to the particular or unique needs of such tenant. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

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

Our ability to sell our properties may also be limited by our desire to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to avoid such characterization and to take advantage of certain safe harbors under the Code, we may determine to hold our properties for a minimum period of time, generally two years.

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

We may make investments in mortgage, mezzanine, bridge or construction loans, B-Notes, securitized debt or other debt related to properties if our Advisor determines that it is advantageous to us due to the state of the real estate market or in order to diversify our investment portfolio. However, neither our Advisor nor any of its affiliates has any substantial experience investing in these types of loans and we may not have the expertise necessary to maximize the return on our investment in these types of loans.

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

In addition, owners usually borrow funds under a conventional mortgage loan to repay a bridge loan. If the borrower is unable to obtain permanent financing to repay our bridge loan, we may lose some or all of our investment. Bridge loans are also subject to risks of borrower defaults, bankruptcies, fraud, losses and special hazard losses that are not covered by standard hazard insurance. In the event we make a bridge loan to a borrower who defaults, we bear the risk of loss of principal and nonpayment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the bridge loan. To the extent we suffer such losses with respect to our investments in bridge loans, it could adversely impact our business, results of operations, cash flows and financial ability and our ability to make distributions to our stockholders and the value of their investment.

Non-conforming and non-investment grade loans are subject to an increased risk of loss.

Loans we may acquire or originate may not conform to conventional loan criteria applied by traditional lenders and may not be rated or may be rated as “non-investment grade.” Non-investment grade ratings for these loans typically result from the overall leverage of the loans, the lack of a strong operating history for the properties underlying the loans, the borrowers’ credit history, the properties’ underlying cash flow or other factors. Therefore, non-conforming and investment loans we acquire or originate may have a higher risk of default and loss than conventional loans. Any loss we incur may adversely impact our business, results of operations, cash flows and financial ability and our ability to make distributions to our stockholders and the value of their investment.

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

The securitization process that CMBS go through may also result in additional risks. Generally, CMBS are issued in classes similar to mortgage loans. To the extent that we invest in a subordinate class, we will be paid interest only to the extent that there are funds available after paying the senior classes. To the extent the collateral pool includes delinquent loans, subordinate classes will likely not be fully paid and may not be paid at all. Subordinate CMBS are also subject to greater credit risk than those CMBS that are more highly rated. Further, the ratings assigned to any particular class of CMBS may not ultimately prove to be accurate. Thus, any particular class of CMBS may be riskier and more volatile than the rating assigned to such security which may result in the returns on any such CMBS investment to be less than anticipated.

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

We owned a 99.8% general partner interest in the Operating Partnership as of December 31, 2015. Hines Global REIT II Associates Limited Partnership owns the remaining interest in the Operating Partnership, including the Special OP Units in the Operating Partnership, which were issued as consideration for an obligation by Hines and its affiliates to perform future services in connection with our real estate operations. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Treatment of Management Compensation and Expense Reimbursements” for a summary of these interests. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

Stockholders do not have preemptive rights to acquire any shares issued by us in the future. Therefore, investors purchasing our common shares in the Offering may experience dilution of their equity investment if we:

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

Under certain circumstances, if we are not advised by an entity affiliated with Hines, including under circumstances where our Advisory Agreement is terminated by us for cause or not renewed due to poor performance, Hines or its affiliates may cause the Operating Partnership to purchase some or all of the Special OP Units or any other OP Units then held by such entities. Under these circumstances if the amount necessary to purchase Hines’ and its affiliates’ interests in the Operating Partnership is substantial, these rights could discourage or deter us from terminating our Advisory Agreement under circumstances in which we would otherwise do so.

We have issued shares of common stock as dividends and may issue preferred shares or separate classes or series of common shares, which issuance could adversely affect the holders of our common shares.

Holders of our common stock do not have preemptive rights to any shares issued by us in the future. With the authorization of our board of directors, we declared special daily stock dividends for the period from October 1, 2014 through June 30, 2015, which may dilute the value of our shares. In addition, we may issue, without stockholder approval, preferred shares or a class or series of common shares with rights that could adversely affect the holders of our common shares. Upon the affirmative vote of a majority of our directors (including, in the case of preferred shares, a majority of our independent directors), our charter authorizes our board of directors (without any further action by our stockholders) to issue preferred shares or common shares in one or more classes or series, and to fix the voting rights (subject to certain limitations), liquidation preferences, distribution rates, conversion rights, redemption rights and terms, including sinking fund provisions, and certain other rights and preferences with respect to such classes or series of shares. If we ever create and issue preferred shares with a distribution preference over common shares, payment of any distribution preferences of outstanding preferred shares would reduce the amount of funds available for the payment of distributions on the common shares. Further, holders of preferred shares are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. We could also designate and issue shares in a class or series of common shares with similar rights. In addition, under certain circumstances, the issuance of preferred shares or a separate class or series of common shares may render more difficult or tend to discourage:

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

If Hines Global II or the Operating Partnership is required to register as an investment company under the Investment Company Act, the additional expenses and operational limitations associated with such registration may reduce our stockholders’ investment return or impair our ability to conduct our business as planned.

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

Hines and its affiliates may face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in our stockholders’ best interest.

Hines, our Advisor and their affiliates receive substantial fees from us in return for their services and these fees could influence our Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	Public offerings of equity by us, which allow our Dealer Manager to earn additional dealer manager fees;

•	Property dispositions in circumstances where Hines or an affiliate of Hines manages the property and earns significant fees for managing the property;

•	Property acquisitions, which may allow our Advisor or its affiliates to earn additional acquisition fees, asset management fees and other fees; and

•	Various liquidity events.
Further, our Advisor may recommend that we invest in a particular asset or pay a higher purchase price for the asset than it would otherwise recommend if it did not receive an acquisition fee. Similarly, our Advisor has incentives to recommend that we purchase properties using debt financing since the acquisition fees that we pay to our Advisor could increase if we raise the level of debt financing in connection with the acquisition of certain properties. Certain potential acquisition fees and asset management fees paid to our Advisor and property management and leasing fees paid to Hines and its affiliates would be paid irrespective of the quality of the underlying real estate or property management services during the term of the related agreement. Our Advisor is also entitled to a fee equal to a percentage of the total consideration paid in connection with a disposition. This fee may incentivize our Advisor to recommend the disposition of a property or properties through a sale, merger, or other transaction that may not be in our best interests at the time. In addition, the premature disposition of an asset may add concentration risk to the portfolio or may be at a price lower than if we held the property. Moreover, our Advisor has considerable discretion with respect to the terms and timing of acquisition, disposition and leasing transactions. Our Dealer Manager will be paid an annual distribution and stockholder servicing fee with respect to Class T Shares until the earliest to occur of several events, including (i) a listing of the Class A Shares on a national securities exchange, and (ii) such Class T Shares no longer being outstanding, which may incentivize our Advisor not to recommend a sale, merger or other liquidity event until our Dealer Manager has been paid all distribution and stockholder servicing fees, because the completion of such transactions would cause our Dealer Manager to no longer be paid such fees. In evaluating investments and other management strategies, the opportunity to earn these fees may lead our Advisor to place undue emphasis on criteria relating to its and its affiliates’ compensation at the expense of other criteria, such as preservation of capital, in order to achieve higher short-term compensation. Considerations relating to compensation from us to our Advisor and its affiliates could result in decisions that are not in the best interests of our stockholders, which could hurt our ability to pay our stockholders distributions or result in a decline in the value of our stockholders’ investment.
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

We intend to make an election to qualify as a REIT for U.S. federal income tax purposes for the taxable year ended on December 31, 2015. We have received the opinion of our U.S. federal income tax counsel, Greenberg Traurig, LLP, in connection with the Offering and with respect to our qualification as a REIT. The opinion of Greenberg Traurig, LLP represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income and is not binding on the Internal Revenue Service or any court. Greenberg Traurig, LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed in its opinion or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Greenberg Traurig LLP and our qualification as a REIT will depend on our satisfaction of numerous requirements (some on an annual and quarterly basis) established under highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations, and involves the determination of various factual matters and circumstances not entirely within our control. The complexity of these provisions and of the applicable income tax regulations that have been promulgated under the Code is greater in the case of a REIT that holds its assets through a partnership, as we do. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of that qualification.

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

We believe that the Operating Partnership will be treated as a partnership, and not as an association or a publicly traded partnership for federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or repurchase of partnership units in the Operating Partnership. However, if the Internal Revenue Service, or IRS, successfully determines that the Operating Partnership should be taxed as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute non-deductible distributions in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT and the imposition of a corporate tax on the Operating Partnership would reduce our amount of cash available for distribution to our stockholders.

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

If our stockholders participate in the distribution reinvestment plan, they will be required to take into account, in computing their taxable income, ordinary and capital gain distributions allocable to shares that they own, even though they receive no cash because such distributions are reinvested. In addition, the difference between the public offering price of our shares and the amount paid for shares purchased pursuant to our distribution reinvestment plan may be deemed to be taxable as income to participants in the plan.

Foreign investors may be subject to FIRPTA tax on sale of common shares if we are unable to qualify as a “domestically controlled” REIT.

A foreign person other than a “qualified foreign pension plan” disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, pursuant to the Foreign Investment in Real Property Tax Act, or "FIRPTA,” on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s capital stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors other than certain qualified foreign pension plans on a sale of our common shares would be subject to FIRPTA tax (unless our common shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% (the threshold increased to 10% after December 18, 2015) of the value of our outstanding common shares). Our common shares are not currently traded on an established securities market, and no assurance can be given that they will ever be so traded.

In certain circumstances, we may be subject to federal and state income taxes as a REIT or other state or local income taxes, which would reduce our cash available to pay distributions to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid paying federal income tax and/or the 4% excise tax that generally applies to income retained by a REIT. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, may have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the Operating Partnership or at the level of the other companies through which we indirectly own our assets.

We may enter into certain hedging transactions which may have a potential impact on our REIT status.

We may enter into certain hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate and/or foreign currency swaps, caps and floors, options to purchase these items, and futures and forward contracts. The gross income tests generally exclude any income or gain from a hedging or similar transaction entered into by the REIT primarily to manage the risk of interest rate, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to manage the risk of currency fluctuations with respect to an item of income or gain that would be qualifying income under the 75% or 95% gross income test (or any property which generates such income or gain), provided we properly identify such hedges and other transactions in the manner required by the Code. To the extent that we do not properly identify such transactions as hedges or we hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is likely to be treated as non-qualifying income for purposes of the gross income tests and may affect our ability to qualify as a REIT. In addition, to the extent that our position in a hedging transaction has positive value, it may be treated as an asset that does not qualify for purposes of the gross asset requirements applicable to REITs.

Entities through which we hold foreign real estate investments may be subject to foreign taxes, notwithstanding our status as a REIT.

Even if we maintain our status as a REIT, entities through which we hold investments in assets located outside the United States may be subject to income taxation by jurisdictions in which such assets are located. Our cash available for distribution to our stockholders will be reduced by any such foreign income taxes.

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

We must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets in order to ensure our qualification as a REIT. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities (20% commencing after December 31, 2017) can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

The failure of a mezzanine loan or any other loan which is not secured by a mortgage on real property to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT. Similarly any other loan which we make which is not secured by a mortgage on real property may fail to qualify as a real estate asset for purposes of the REIT qualification tests and therefore could adversely affect our ability to qualify as a REIT.

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

Risks Related to ERISA

If our assets are deemed to be plan assets under ERISA, we, our Advisor and the fiduciaries of investing ERISA plans may be exposed to liabilities under Title I of ERISA and the Internal Revenue Code.

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

If a stockholder is investing the assets of an IRA, pension, profit sharing, 401(k), Keogh or other qualified retirement plan, they should satisfy themselves that:

•	their investment is consistent with their fiduciary obligations under ERISA and the Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;

•	their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	their investment will not impair the liquidity of the plan or IRA;

•	their investment will not produce “unrelated business taxable income” for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2015, we owned two real estate investments, 2819 Loker Avenue East and Bishop’s Square. Additionally, we acquired our third real estate investment, the Domain Apartments, in January 2016. The following table provides additional information regarding each of these properties. The information in this table is presented as of December 31, 2015 for properties acquired prior to December 31, 2015 and January 29, 2016, the date of acquisition for the Domain Apartments, which was acquired after December 31, 2015.

Property (1)	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased
2819 Loker Avenue East	Carlsbad, California	Industrial	12/2014; $25.4	6.5%	161,310	100%
Bishop’s Square	Dublin, Ireland	Office	3/2015; $103.2	6.1%	153,569	100%
Domain Apartments	Las Vegas, Nevada	Multi-family	1/2016; $58.1	5.5%	331,038	95%
Total for All Investments					645,917	97%

(1)
On December 31, 2015, we effectively owned a 99.8% interest in the two commercial properties acquired prior to December 31, 2015 through our ownership interest in the Operating Partnership as its sole general partner. Hines Global REIT II Associates Limited Partnership (“HALP II”), an affiliate of Hines, owned the remaining 0.2% interest in the Operating Partnership.

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

Bishop’s Square

On March 3, 2015, we acquired Bishop’s Square, a Class A office building located in Dublin, Ireland. Bishop’s Square was constructed in 2001 and consists of 153,569 square feet of net rentable area that is 100% leased to five tenants. The Commissioners of Public Works in Ireland, a state agency of Ireland, leases 90,017 square feet or approximately 59%, of the net rentable area of Bishop’s Square, under a lease that expires in January 2028. Further, International Financial Data Services, an investor record-keeping and transfer agency provider, leases 32,916 square feet or approximately 21%, of the net rentable area of Bishop’s Square, under a lease that expires in June 2024. Additionally, News Corp UK & Ireland Limited, a diversified media and information services company, leases 16,153 square feet, or approximately 11%, of the net rentable area of Bishop’s Square, under a lease that expires in August 2027. The remaining space is leased to two tenants, neither of which leases more than 10% of the net rentable area of Bishop’s Square.

Domain Apartments

On January 29, 2016, we acquired the Domain Apartments, a multi-family community located in Las Vegas, Nevada. The apartment community consists of 308 units with an average unit size of 1,075 square feet located on a 15.5 acre site. The community features certain amenities, such as a fitness center, resort-style swimming pool, movie theater, electric vehicle charging stations and bicycle rentals. The community’s construction was completed in January 2014 and was 95% leased with an average effective monthly rental rate of $1,252 per unit as of the date of acquisition. Average effective monthly rental rate per unit is calculated as the monthly contractual base rent excluding charges for storage, parking, pets and other miscellaneous amounts, net of free rent, divided by the average units leased.

Investment Type and Market Concentration

Our portfolio is comprised of investments in a variety of real estate asset classes, including office, industrial and multi-family properties. The following chart depicts the percentage of our portfolio’s investment types based on our pro-rata share of the estimated value of each of our investments as of December 31, 2015 and includes the effect of our acquisition of the Domain Apartments in January 2016. The estimated values of our real estate property investments were based on their net purchase prices.

Lease Expirations

The following table lists the scheduled lease expirations and related expiring base rents of our commercial properties for each of the years ending December 31, 2016 through December 31, 2025 and thereafter for both of the commercial properties in which we owned an interest as of December 31, 2015, and does not include the effect of our acquisition of the Domain Apartments in January 2016. The table also shows the approximate leasable square feet represented by the applicable lease expirations.

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	Percent of Total Annual Base Rental Income
2016	—	—	—%	$—	—%
2017	1	16,153	5.1%	$518,379	6.5%
2018	—	—	—%	$—	—%
2019	1	161,310	51.2%	$1,900,582	23.7%
2020	—	—	—%	$—	—%
2021	—	—	—%	$—	—%
2022	1	12,395	3.9%	$650,193	8.1%
2023	—	—	—%	$—	—%
2024	1	32,916	10.5%	$1,105,484	13.8%
2025	—	—	—%	$—	—%
Thereafter	2	92,105	29.3%	$3,831,301	47.9%

Industry Concentration

The following table provides a summary of the industry concentration of the tenants in our two commercial properties based on their leased square footage as of December 31, 2015:

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of March 24, 2016, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2015, we had 10.3 million Class A shares of our common stock (“Class A Shares”) and 787,405 Class T shares of our common stock (“Class T Shares”) outstanding, held by a total of 2,773 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Pursuant to the terms of our Offering, we are selling two classes of shares of our common stock to the public, at a price of $10.00 per Class A Share and $9.4489 per Class T Share, and $9.50 per Class A Share and $9.00 per Class T Share pursuant to our distribution reinvestment plan.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our public offerings in their effort to comply with National Association of Securities Dealers (“NASD”) Rule 2340, we disclose in each Annual Report on Form 10-K a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we plan to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares and such statements should not be used for any other purpose. For these purposes, the estimated value of a share of our common stock is estimated to be $10.00 per Class A Share and $9.4489 per Class T Share as of the date of filing of this Annual Report on Form 10-K, as that is the price at which we are currently offering and selling shares of our common stock in our Offering. Although these estimated values are the prices currently paid to acquire shares in our Offering, these estimated values are not likely to reflect the proceeds our stockholders would receive upon our liquidation or upon the sale of our stockholders’ shares because (i) these estimates are not designed to reflect the price at which properties and other assets can be sold; (ii) our proceeds invested in real estate are reduced by fees such as the commissions, dealer manager fee and issuer costs associated with the Offering; (iii) no public market for our shares exists or is likely to develop; and (iv) the per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets. We are not required to obtain and did not obtain appraisals for our assets or third-party valuations or opinions for the specific purpose of determining this estimated value as of December 31, 2015.

The SEC has approved an amendment to NASD Rule 2340, which sets forth the obligations of FINRA members to provide per share values in customer account statements. We presently expect to disclose an estimated per share net asset value (“NAV”) no later than April 29, 2016. Thereafter, in accordance with the amended rule, we intend to undertake a valuation process to provide an estimated per share value annually. In connection with the disclosure of an estimated per share NAV of our common stock, our board of directors may determine to modify the offering prices for each class of our shares, including the prices at which the shares of each class are offered pursuant to our distribution reinvestment plan, but the offering price may be higher than the estimated per share NAV for such class. Further, after the amendment to NASD Rule 2340 takes effect on April 11, 2016, the customer account statements that we issue to our stockholders will reflect the estimated per share NAV. In addition, after the amended rules take effect, we expect to use the estimated per share NAV as the deemed estimated per share value for purposes of reports to fiduciaries of retirement plans subject to the annual reporting requirements of ERISA. Because we have used a portion of the proceeds from the Offering to pay selling commissions, dealer manager fees and organization and offering expenses, which reduce the amount of funds available for investment, unless our aggregate investments increase in value to compensate for these up-front fees and expenses, it is likely that the estimated per share NAV, which will be the “value” shown on stockholders’ account statements, will be lower than the purchase price paid by our stockholders in the Offering. Any estimated per share NAV that we disclose may not be an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s-length transaction, may not represent the value that stockholders could realize upon a sale of the company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the prices at which Class A Shares or Class T Shares would trade if they were listed on a national securities exchange.

.

Distributions

In order to meet the requirements for being treated as a REIT under the Internal Revenue Code, we must pay distributions to our stockholders each taxable year in an amount equal to at least 90% of our net ordinary taxable income (capital gains are not required to be distributed). With the authorization of our board of directors, we declared distributions with respect to Class A Shares of our common stock for the period from October 1, 2014 through March 31, 2016. These distributions were or will be calculated based on stockholders of record for each day in an amount equal to $0.001575342 per Class A Share, per day. Also, with the authorization of the board of directors, we declared distributions with respect to Class T Shares of our common stock for the period from August 24, 2015 through March 31, 2016. Distributions for Class T Shares were or will be calculated based on stockholders of record each day in an amount equal to $0.001575342 per share, per day less the distribution and stockholder servicing fees that are payable with respect to such Class T Shares (as calculated on a daily basis).

All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the distribution reinvestment plan will be reinvested in shares of the same class as the shares on which the distributions are being made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

In addition to the distributions described above, our board of directors authorized special stock dividends to holders of Class A Shares as of daily record dates for the period from October 1, 2014 through June 30, 2015. Stock dividends for Class A shares were calculated based on stockholders of record each day in an amount equal to 0.0000273973 of a Class A Share per share, per day. Shares issued related to our stock dividends were issued on the first business day of the month following the quarter to which they related.

In our initial quarters of operations, and from time to time thereafter, we may continue to be unable to generate sufficient cash flow from operations to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. For example, we funded 23% and 100% of total distributions for the years ended December 31, 2015 and 2014, respectively, with cash flows from financing activities, which includes offering proceeds.

In addition, our Advisor agreed to waive the asset management fees for each quarter in 2015 and the quarter ended December 31, 2014, to the extent that our modified funds from operations (“MFFO”), for a particular quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. Our Advisor also agreed to waive an additional $62,500 in asset management fees so that our MFFO for the year ended December 31, 2015 would equal our distributions declared for such year. As a result of these waivers, our Advisor waived $583,433 of the total $888,109 in asset management fees payable to it during the year ended December 31, 2015 and all of the $16,258 of asset management fees payable to it during the year ended December 31, 2014. Our advisor has also agreed to waive the asset management fees otherwise payable to it for each of the quarters ended March 31, 2016 and June 30, 2016, to the extent that our MFFO for such quarters, as disclosed in our Quarterly Report on Form 10-Q, amounts to less than 100% of the aggregate distributions declared to our stockholders for each respective quarter. As a result of these fee waivers, cash flows from operations that would have been paid to our Advisor for asset management fees may be available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that are waived will not be paid to our Advisor in cash at any time in the future.

The following table outlines our total cash distributions declared to stockholders and noncontrolling interests (HALP II) for each of the quarters during the years ended December 31, 2015 and 2014, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan.

	Stockholders			Noncontrolling Interests
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2015
December 31, 2015	$603,936	$655,664	$1,259,600	$3,059
September 30, 2015	457,698	489,796	947,494	3,060
June 30, 2015	279,432	287,799	567,231	3,027
March 31, 2015	91,135	58,691	149,826	2,993
Total	$1,432,201	$1,491,950	$2,924,151	$12,139

2014
December 31, 2014	$40,377	$1,841	$42,218	$3,060
Total	$40,377	$1,841	$42,218	$3,060

Stock Dividends

The following table outlines our total stock dividends declared for each of the quarters during the years ended December 31, 2015 and 2014.

		Stockholders
Dividends for the Three Months Ended	Issuance Date	Shares	Amount (1)
June 30, 2015	7/1/2015	9,866	$98,663
March 31, 2015	4/1/2015	2,604	$26,037
December 31, 2014	1/1/2015	737	$7,367

(1)	Amount based on $10.00 per Class A Share Offering price.

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

For the year ended December 31, 2015, 99% of the distributions paid were taxable as ordinary income and 1% was treated as a return of capital for federal income tax purposes. 100% of the distributions paid for the year ended December 31, 2014 were treated as a return of capital for federal income tax purposes. The primary driver for the increase in the distribution taxability for 2015 was due to an increase in taxable income at our operating properties. The amount of distributions paid and taxable portion are not indicative or predictive of amounts anticipated in future periods.

Recent Sales of Unregistered Securities

We issued 1,111.111 Class A Shares to Hines Global REIT II Investor Limited Partnership, in exchange for an investment of $10,000 in connection with our formation on September 6, 2013 in an offering exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. There have been no other sales of unregistered securities within the past three years.

Use of Proceeds from Registered Securities

On August 20, 2014, the Registration Statement on Form S-11 (File No. 333-191106) for the Offering was declared effective under the Securities Act of 1933. The Offering commenced on August 20, 2014 and is currently expected to terminate on or before August 20, 2016, unless extended by our board of directors.

From August 20, 2014 through December 31, 2015, we received gross proceeds of approximately $101.9 million through the sale of 10.3 million Class A Shares and $7,439,731 through the sale of 787,405 Class T Shares to the public in connection with the Offering. Since August 20, 2014, we have used proceeds from the Offering to pay $9.5 million of selling commissions and dealer manager fees and $5.3 million of issuer costs related to the Offering.  The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines.

Net proceeds available for investment after the payment of the costs described above were approximately $90.4 million. A portion of these proceeds, along with proceeds from debt financing, were used to make approximately $74.6 million of investments in real estate, including the cost of completing the acquisition of 2819 Loker Avenue East and Bishop’s Square, a deposit paid for the acquisition of the Domain Apartments in January 2016, acquisition fees and expenses and costs of leveraging each real estate investment. We had approximately $14.8 million in uninvested offering proceeds as of December 31, 2015 which were used to acquire the Domain Apartments in January 2016.

Additionally, we may not generate sufficient cash flow from operations to fully fund distributions paid. As of December 31, 2015, as discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Distributions" a portion of our distributions have been funded with cash flows from financing activities, which includes offering proceeds.

Share Redemption Program

We offer a share redemption program that may allow stockholders who have purchased shares from us or received their shares through a non-cash transaction, not in the secondary market, and who have held their shares for a minimum of one year, to have their shares redeemed subject to certain limitations and restrictions. We intend to allow redemptions of our shares on a monthly basis. No fees will be paid to Hines in connection with any redemption. Our board of directors may terminate, suspend or amend the share redemption program upon 30 days’ written notice without stockholder approval, which notice shall take the form of a report on Form 8-K filed at least 30 days prior to the effective date of such termination, suspension or amendment.

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

Issuer Redemptions of Equity Securities

All eligible requests for redemptions were redeemed using proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report, including the average price paid per share.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
October 1, 2015 to October 31, 2015	—	$—	—	12,681
November 1, 2015 to November 30, 2015	—	$—	—	14,791
December 1, 2015 to December 31, 2015	1,196	$9.98	1,196	21,027
Total	1,196		1,196

(1)	See description of our share redemption program above for a description of the limitations on the number of shares that may be redeemed.

Item 6.  Selected Financial Data

The following selected consolidated financial data are qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Our results of operations for the years ended December 31, 2015 and 2014 are not indicative of those expected in future periods as we did not meet our minimum offering requirements until September 2014 (and subsequent dates with respect to Washington and Pennsylvania) and did not make our first real estate investment until December 2014. We completed our second acquisition on March 3, 2015. We did not have any results of operations for the period ended July 31, 2013 (date of inception) through December 31, 2013.

	2015	2014	2013 (1)
Operating Data:
Revenues	$9,410,675	$94,327	$—
Depreciation and amortization	$4,206,600	$49,288	$—
Asset management and acquisition fees	$2,639,645	$570,375	$—
Organizational expenses	$—	$63,164	$—
General and administrative	$1,548,979	$554,476	$—
Net income (loss)	$(5,637,566)	$(1,327,663)	$—
Net (income) loss attributable to noncontrolling interests	$(12,139)	$186,940	$—
Net income (loss) attributable to common stockholders	$(5,649,705)	$(1,140,723)	$—
Class A Common Stock:
Basic and diluted income (loss) per common share	$(1.11)	$(14.67)	$—
Distributions declared per share	$0.57	$0.15	$—
Class T Common Stock:
Basic and diluted income (loss) per common share	$(0.03)	$—	$—
Distributions declared per share, net of distribution and stockholder servicing fees	$0.17	$—	$—

Balance Sheet Data:
Total investment property	$72,426,072	$21,355,421	$—
Cash and cash equivalents	$17,224,448	$2,726,742	$200,000
Total assets	$149,056,249	$28,550,814	$200,000
Long-term obligations	$59,693,212	$24,200,000	$—

(1)	For the period from July 31, 2013 (date of inception) through December 31, 2013 for operating data and as of December 31, 2013 for balance sheet data.

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

Executive Summary

Hines Global REIT II, Inc. (“Hines Global II” and, together with its consolidated subsidiaries, “we,” “us” or the “Company”) was formed in July 2013 to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. In August 2014, we commenced an offering of up to $2.5 billion of our common stock (the “Offering”). The Offering was amended in August 2015 such that we are currently offering our common stock in any combination of Class A and Class T shares, at a price of $10.00 per Class A share of common stock (“Class A Shares”) and $9.4489 per Class T share of common stock (“Class T Shares”). As of March 18, 2016, we had received gross offering proceeds of $133.8 million from the sale of 13.6 million shares.

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. As of December 31, 2015, we owned interests in two commercial real estate investments which contain, in the aggregate, 314,879 square feet of leasable space. Additionally, in January 2016, we acquired a multi-family community consisting of 308 units with an average unit size of 1,075 square feet. See Item 2. Properties for additional information regarding our real estate investments.

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

Basis of Presentation

Our consolidated financial statements included in this Annual Report include the accounts of Hines Global II and the Operating Partnership (over which we exercise financial and operating control). All intercompany balances and transactions have been eliminated in consolidation.

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

Our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. Our independent directors have approved borrowings in excess of these limitations in connection with our first two investments, as we are in the early stages of raising capital through the Offering. In December 2014, our board of directors, including all of our independent directors, approved a $24.2 million borrowing under the Hines Credit Facility to fund our acquisition of 2819 Loker Avenue East, which was equal to approximately 95% of the contract purchase price of 2819 Loker Avenue East. Additionally, in January 2015, our board of directors, including all of our independent directors, approved $45.2 million of additional borrowings under the Hines Credit Facility and a €55.2 million secured credit facility ($62.1 million using $1.12 per Euro as of the transaction date) for the purchase of Bishop’s Square in March 2015. In total, these borrowings represented approximately 104% of the cost of Bishop’s Square based on the contract purchase price. As of December 31, 2015, our portfolio was approximately 41% leveraged based on the net purchase price of our real estate investments.

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

Net cash used in operating activities for the years ended December 31, 2015 and 2014 was $1.6 million and $241,298, respectively. Net cash provided by operating activities was reduced by the payment of acquisition fees and acquisition-related expenses totaling $5.8 million and $23,528 for the years ended December 31, 2015 and 2014, respectively. Under GAAP, acquisition fees and expenses and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from the Offering and/or acquisition-related indebtedness. We had no cash flows from operating activities for the year ended December 31, 2013.

Cash Flows from Investing Activities

Cash flows from investing activities generally consists of our acquisitions of real estate investments. Listed below are details of our investing cash flows for the years ended December 31, 2015 and 2014. We had no cash flows used in investing activities for the year ended December 31, 2013.

2015

•	We paid $102.7 million related to the acquisition of Bishop’s Square and its related lease intangibles in March 2015.

•	We incurred $332,557 in capital expenditures at Bishop’s Square primarily related to a planned expansion and new equipment at the property.

•	We funded a $1.5 million earnest money deposit in connection with the acquisition of the Domain Apartments, which we acquired in January 2016.

•	Restricted cash increased by $1.6 million, which primarily related to rents at Bishop’s Square that had not been released to us yet by the lender as of the end of 2015, but were released in 2016.

2014

•	We paid $25.1 million related to the acquisition of 2819 Loker Avenue East and its related lease intangibles.

Cash Flows from Financing Activities

Initial Public Offering

We commenced the Offering in August 2014 and met our minimum offering requirements for every state, except Washington and Pennsylvania, in September 2014 (the minimum offering requirements were met in March 2015 with respect to the state of Washington and December 2015 with respect to the state of Pennsylvania). During the years ended December 31, 2015 and 2014, we raised gross proceeds of $101.4 million and $3.8 million, respectively, from the Offering, excluding proceeds from the distribution reinvestment plan. In addition, during the year ended December 31, 2015, we redeemed $11,944 in shares of common stock pursuant to our share redemption program. No shares of our common stock were redeemed pursuant to our share redemption program for the year ended December 31, 2014.

In addition to the investing activities described previously, we use proceeds from the Offering to make certain payments to our Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of issuer costs. During the years ended December 31, 2015 and 2014, we made payments of $14.7 million and $95,135, respectively, for selling commissions, dealer manager fees, and issuer costs related to the Offering.

Distributions

Our board of directors authorized us to declare distributions with respect to Class A Shares of our common stock for the period from October 1, 2014 through March 31, 2016, which have been or will be calculated based on stockholders of record each day in an amount equal to $0.001575342 per Class A Share, per day. The board of directors also authorized us to declare distributions with respect to Class T Shares of our common stock for the period from August 24, 2015 through March 31, 2016, which have been or will be calculated based on stockholders of record each day in an amount equal to $0.001575342 per share, per day less the distribution and stockholder servicing fees that are payable with respect to such Class T Shares (as calculated on a daily basis).

All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the distribution reinvestment plan have been or will be reinvested in shares of the same class as the shares on which the distributions are being made. Distributions paid to stockholders (including those reinvested in shares pursuant to our distribution reinvestment plan) during the years ended December 31, 2015 and 2014 were $2.5 million and $24,910, respectively.

In addition to the distributions described above, our board of directors authorized special stock dividends to holders of Class A Shares as of daily record dates for the period from October 1, 2014 through June 30, 2015. Stock dividends for Class A Shares were calculated based on stockholders of record each day in an amount equal to 0.0000273973 of a Class A Share per share, per day. Shares issued related to our stock dividends were issued on the first business day of the month following the quarter to which they related. For the years ended December 31, 2015 and 2014, respectively, we issued stock dividends of 12,470 and 737 shares, which equated to $124,700 and $7,367, respectively, using the $10.00 per Class A Share offering price in effect on the respective dates the shares were issued.

We have not generated sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. For example, for the years ended December 31, 2015 and 2014, respectively, we funded 23% and 100% of total distributions with cash flows from financing activities, which includes offering proceeds. Our Advisor agreed to waive asset management fees for each quarter in 2015 and the quarter ended December 31, 2014, to the extent that our MFFO, for a particular quarter, is less than our distributions declared for such quarter. Our Advisor also agreed to waive an additional $62,500 in asset management fees so that our MFFO for the year ended December 31, 2015 would equal our distributions declared for such year. As a result of these waivers, our Advisor waived $583,433 of the total $888,109 in asset management fees payable to it during the year ended December 31, 2015 and all of the $16,258 of asset management fees payable to it during the year ended December 31, 2014. We have not placed a cap on the amount of our distributions that may be paid from any of these sources.

Our advisor has also agreed to waive the asset management fees otherwise payable to it for each of the quarters ended March 31, 2016 and June 30, 2016, to the extent that our MFFO for such quarters, as disclosed in our Quarterly Report on Form 10-Q, amounts to less than 100% of the aggregate distributions declared to our stockholders for each respective quarter. As a result of these fee waivers, cash flows from operations that would have been paid to our Advisor for asset management fees may be available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that are waived will not be paid to our Advisor in cash at any time in the future.

The following table outlines our total cash distributions declared to stockholders and noncontrolling interests (HALP II) for each of the quarters during 2015 and the quarter ended December 31, 2014, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan.

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities
December 31, 2015	$1,432,201	$1,491,950	$2,924,151	$12,139	$2,275,529	77%	$660,761	23%
December 31, 2014 (1)	$40,377	$1,841	$42,218	$3,060	$—	—%	$45,278	100%

(1)	During 2014, cash distributions were only declared for the quarter ended December 31, 2014.

Debt Financings

As mentioned previously, our portfolio was 41% leveraged based on the net purchase price of our real estate investments as of December 31, 2015 with a weighted average interest rate of 1.30%. Below is additional information regarding our loan activities for the years ended December 31, 2015 and 2014. See Note 5 — Debt Financing for additional information regarding our outstanding debt.

2015

•	We entered into $61.8 million of permanent mortgage financing and borrowed $50.3 million under our Hines Credit Facility related to the acquisition of Bishop’s Square.

•	We made payments of $74.5 million on our Hines Credit Facility using net proceeds from the Offering, which reduced our balance on this facility to zero as of December 31, 2015.

•	We made payments of $625,875 for financing costs related to our loans and $47,876 for an interest rate cap related to the mortgage loan secured by Bishop’s Square.

2014

•	We borrowed $24.2 million under the Hines Credit Facility, in connection with the acquisition of 2819 Loker Avenue East.

Contributions From Noncontrolling Interests

In September 2013, HALP II made its initial capital contribution to the Operating Partnership of $190,000 and, accordingly, owned a 95.0% limited partner interest in the Operating Partnership. As of December 31, 2015, HALP II owned a 0.2% limited partner interest in the Operating Partnership.

Results of Operations

Our results of operations for the years ended December 31, 2015 and 2014 are not indicative of those expected in future periods as we did not meet our minimum offering requirements until September 2014 (and subsequent dates with respect to Washington and Pennsylvania) and did not make our first real estate investment until December 2014. We completed our second acquisition on March 3, 2015. We did not have any results of operations for the period ended July 31, 2013 (date of inception) through December 31, 2013. Amounts recorded in our consolidated statements of operations for the years ended December 31, 2015 and 2014 are due to the following:

•
Total revenues, property operating expenses, real property taxes, property management fees, depreciation and amortization, and interest expense relate to the operation of 2819 Loker Avenue East (acquired in December 2014) and Bishop’s Square (acquired in March 2015).

•
Acquisition-related expenses represent costs related to the acquisition of our real estate investments, including those properties which we may acquire in future periods. During 2015, these costs included a $2.0 million Stamp Duty tax related to the acquisition of Bishop’s Square.

•
We expect to pay monthly asset management fees to our Advisor based on an annual fee equal to 0.75% of the cost of our real estate investments. As described previously, our Advisor agreed to waive asset management fees for each quarter in 2015 and the quarter ended December 31, 2014, to the extent that our MFFO for a particular quarter is less than our distributions declared for such quarter. Our Advisor also agreed to waive an additional $62,500 in asset management fees so that our MFFO for the year ended December 31, 2015 would equal our distributions declared for such year. As a result of these waivers, our Advisor waived $583,433 of the total $888,109 in asset management fees payable to it during the year ended December 31, 2015 and all of the $16,258 of asset management fees payable to it during the year ended December 31, 2014.

•
We pay our Advisor acquisition fees equal to 2.25% of the purchase price of our real estate investments. Acquisition fees for the years ended December 31, 2015 and 2014 are comprised of the $2.3 million acquisition fee incurred in relation to our acquisition of Bishop’s Square in March 2015 and the $570,375 acquisition fee incurred in relation to our acquisition of 2819 Loker Avenue East in December 2014.

•
We incurred $63,164 in organizational costs, which consisted of expenses associated with our formation during the year ended December 31, 2014. No organizational costs were incurred during the year ended December 31, 2015.

•
General and administrative expenses for the years ended December 31, 2015 and 2014 primarily consist of legal and accounting fees, costs and expenses associated with our board of directors, transfer agent costs and insurance costs. Certain of these costs are variable and will increase in the future as we continue to raise capital and make additional real estate investments.

•
We entered into an interest rate cap agreement in March 2015 as an economic hedge against the variability of future interest rates on one of our variable interest rate borrowings. We have not designated this contract as a hedge for accounting purposes. Changes in the fair value of this interest rate cap resulted in a loss of $40,535 during the year ended December 31, 2015.

•
Total income or loss attributable to noncontrolling interests for the years ended December 31, 2015 and 2014 relates to our allocation of our net loss to HALP II based on its ownership in the Operating Partnership.

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

Other adjustments included in MFFO are necessary to address issues that are common to publicly registered, non-listed REITs. Publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs like us are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offerings to make real estate investments, and intend to begin the process of considering our alternatives for the execution of a Liquidity Event (i.e., a sale of our assets, our sale or merger, a listing of our shares on a national securities exchange, or another similar transaction) five to eight years following the end of the Offering. Thus, as a limited life REIT we will not continuously purchase assets and will have a limited life.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations for the years ended December 31, 2015 and 2014 and the period from inception through December 31, 2015. As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Years ended December 31,		Period from July 31, 2013 (date of inception) through December 31, 2015
	2015	2014
Net income (loss)	$(5,637,566)	$(1,327,663)	$(6,965,236)
Depreciation and amortization (1)	4,206,600	49,288	4,255,888
Adjustments for noncontrolling interests (2)	36,104	184,584	220,688
Funds From Operations attributable to common stockholders	(1,394,862)	(1,093,791)	(2,488,660)
Loss (gain) on derivative instruments (3)	40,535	—	40,535
Loss (gain) on foreign currency(4)	10,400	—	10,400
Other components of revenues and expenses (5)	(938,330)	(5,895)	(944,230)
Acquisition fees and expenses (6)	5,246,064	698,829	5,944,892
Adjustments for noncontrolling interests (2)	(39,656)	(33,122)	(72,773)
Modified Funds From Operations attributable to common stockholders	$2,924,151	$(433,979)	$2,490,164

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

(4)
Represents components of net income (loss) primarily resulting from transactions that are denominated in currencies other than our functional currencies. We have excluded these changes in value from our evaluation of our operating performance and MFFO because such adjustments may not be reflective of our ongoing performance and may reflect unrealized impacts on our operating performance.

(5)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the years ended December 31, 2015 and 2014 and the period from inception through December 31, 2015:

	Years ended December 31,		Period from July 31, 2013 (date of inception) through December 31, 2015
	2015	2014
Straight-line rent adjustment (a)	$(626,984)	$(5,895)	$(632,879)
Amortization of lease incentives (b)	837	—	837
Amortization of out-of-market leases (b)	(312,183)	—	(312,188)
	$(938,330)	$(5,895)	$(944,230)

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

(b)	Represents the amortization of lease incentives and out-of-market leases.

(6)
Represents acquisition expenses and acquisition fees paid to our Advisor that are expensed in our consolidated statements of operations. We fund such costs with proceeds from our offering and/or acquisition-related indebtedness, and therefore do not consider these expenses in evaluating our operating performance and determining MFFO.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from our debt financings, proceeds from the Offering, cash advances from our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets to fund distributions to our stockholders. For the year ended December 31, 2015, we funded 77% of total distributions with cash flows from operating activities and 23% were funded with cash flows from financing activities, which includes offering proceeds. For the year ended December 31, 2014, we funded 100% of total distributions with cash flows from financing activities, which includes offering proceeds. Additionally, our Advisor agreed to waive asset management fees for each quarter in 2015 and the quarter ended December 31, 2014, to the extent that our MFFO, for a particular quarter, is less than our distributions declared for such quarter. Our Advisor also agreed to waive an additional $62,500 in asset management fees so that our MFFO for the year ended December 31, 2015 would equal our distributions declared for such year. As a result of these waivers, our Advisor waived $583,433 of the total $888,109 in asset management fees payable to it during the year ended December 31, 2015 and all of the $16,258 of asset management fees payable to it during the year ended December 31, 2014. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.

From inception through December 31, 2015, we declared cash distributions (including those reinvested in shares pursuant to our distribution reinvestment plan) to our stockholders totaling $3.0 million, compared to our total aggregate FFO loss of $2.5 million. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income (loss) and FFO. From inception through December 31, 2015, we incurred acquisition fees and expenses totaling $5.9 million. For the years ended December 31, 2015 and 2014, we declared cash distributions (including those reinvested in shares pursuant to our distribution reinvestment plan) to our stockholders totaling $2.9 million and $42,218, respectively, compared to our total aggregate FFO loss of $1.4 million and $1.1 million, respectively.

Related Party Transactions and Agreements

We have entered into agreements with our Advisor, Dealer Manager and Hines and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee, distribution and stockholder servicing fees, and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 8 — Related Party Transactions in the Notes to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K for additional information concerning our related party transactions and agreements.

Off-Balance Sheet Arrangements

As of December 31, 2015 and 2014, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2015. Specifically included are our obligations under long-term debt agreements:

	Payments due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Note payable (1)	$789,136	$1,569,577	$1,571,751	$61,572,869	$65,503,333

(1)	Includes principal and interest payments outstanding as of December 31, 2015.

Recent Developments and Subsequent Events

Domain Apartments

In January 2016, we acquired the Domain Apartments, a multi-family community located in Las Vegas, Nevada. The net purchase price was $58.1 million, exclusive of transaction costs and working capital reserves. The Domain Apartments community was constructed in January 2014, and consists of 308 units that were 95% leased as of the date of acquisition. As a result of the acquisition of the Domain Apartments, we incurred approximately $1.3 million in acquisition fees payable to our Advisor.

We have not concluded our accounting for this recent acquisition, but we expect that the purchase price will primarily be allocated to building, land, equipment, furniture and fixtures, and in-place lease assets.

In connection with the acquisition of the Domain Apartments, we entered into a loan agreement with Wells Fargo Bank, National Association with the principal sum of $34.3 million to fund the acquisition of the Domain Apartments. Interest accrued on the loan is due and payable on the first business day of each month commencing in February 2016. The loan has a floating interest rate of Libor + 1.60%. Repayment of principal is due upon the maturity of the loan on January 29, 2020. We have the option to extend the term for an additional year subject to the satisfaction of certain conditions. The loan may be prepaid at any time on or after July 29, 2017, subject to certain conditions, including but not limited to providing 30 days’ advance notice to Wells Fargo.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk, currency risk and real estate valuation risk are the primary market risks to which we are exposed. As of December 31, 2015, we were exposed to the market risks listed below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of December 31, 2015, we had $60.2 million of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $602,011 in interest expense. Additionally, in March 2015, we entered into an interest rate cap to limit our exposure to rising interest rates related to our mortgage loan secured by Bishop’s Square. See Note 5 — Debt Financing in the Notes to the Consolidated Financial Statements for more information concerning our outstanding debt.

Foreign Currency Risk

Our investment in Bishop’s Square is subject to the effects of exchange rate movements between the Euro and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our condensed consolidated financial statements. We have entered into a mortgage loan denominated in Euros for this investment, which provides a natural hedge with regard to changes in exchange rates between the Euro and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of Euros, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Based upon our analysis, a 10% immediate, unfavorable change in the exchange rate between the Euro and U.S. dollar would have decreased the net book value of our investment in Bishop’s Square by approximately $4.2 million and would have reduced the year-to-date net income (loss) of Bishop’s Square by $167,157.

Other Risks

As described elsewhere in this Annual Report on Form 10-K, our Advisor has agreed to waive the asset management fee otherwise payable to it pursuant to our Advisory Agreement for the fourth quarter of 2014, each of the quarters in 2015, and the first two quarters of 2016, to the extent that our MFFO for each respective quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounts to less than 100% of the aggregate distributions declared for such quarter. Our Advisor also agreed to waive an additional $62,500 in asset management fees so that our MFFO for the year ended December 31, 2015 would equal our distributions declared for such year. There can be no assurances that our Advisor will continue this waiver subsequent to the second quarter of 2016, and if not, cash available to pay distributions in future periods may be reduced.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hines Global REIT II, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines Global REIT II, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), equity (deficit), and cash flows for the years ended December 31, 2015 and 2014 and for the period from July 31, 2013 (date of inception) through December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Global REIT II, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014 and for the period from July 31, 2013 (date of inception) through December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Houston, Texas
March 24, 2016

HINES GLOBAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014

	2015	2014
ASSETS
Investment property, net	$72,426,072	$21,355,421
Cash and cash equivalents	17,224,448	2,726,742
Restricted cash	1,565,083	—
Derivative instruments	6,344	—
Tenant and other receivables	3,890,367	68,160
Intangible lease assets, net	52,152,477	3,945,291
Deferred leasing costs, net	60,787	—
Deferred financing costs, net	17,342	8,925
Other assets	1,713,329	446,275
Total assets	$149,056,249	$28,550,814
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$920,657	$259,111
Due to affiliates	3,186,210	5,213,634
Intangible lease liabilities, net	2,470,106	—
Other liabilities	1,866,926	—
Distributions payable	479,917	18,371
Note payable to affiliate	—	24,200,000
Note payable, net	59,693,212	—
Total liabilities	$68,617,028	$29,691,116

Commitments and contingencies (Note 11)	—	—

Equity:
Stockholders’ equity (deficit):
Preferred shares, $0.001 par value per share; 500,000,000 preferred shares authorized, none issued or outstanding as of December 31, 2015 and December 31, 2014	—	—
Class A common stock, $0.001 par value per share; 600,000,000 authorized; 10,274,377 and 420,541 issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	10,275	421
Class T common stock, $0.001 par value per share; 900,000,000 authorized; 787,405 and none issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	787	—
Additional paid-in capital	91,576,720	42,218
Accumulated distributions in excess of earnings	(9,756,797)	(1,182,941)
Accumulated other comprehensive income (loss)	(1,391,764)	—
Total stockholders’ equity (deficit)	80,439,221	(1,140,302)
Noncontrolling interests	—	—
Total equity (deficit)	80,439,221	(1,140,302)
Total liabilities and equity	$149,056,249	$28,550,814

See notes to the consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2015 and 2014 and for the Period from
July 31, 2013 (date of inception) through December 31, 2013

	2015	2014	2013
Revenues:
Rental revenue	$9,278,221	$94,327	$—
Other revenue	132,454	—	—
Total revenues	9,410,675	94,327	—
Expenses:
Property operating expenses	1,870,552	21,919	—
Real property taxes	297,598	9,460	—
Property management fees	128,871	1,769	—
Depreciation and amortization	4,206,600	49,288	—
Acquisition related expenses	2,962,784	131,454	—
Advisory and other related party expenses	2,639,645	570,375	—
Organizational expenses	—	63,164	—
General and administrative expenses	1,548,979	554,476	—
Total expenses	13,655,029	1,401,905	—
Income (loss) before other income (expenses)	(4,244,354)	(1,307,578)	—
Other income (expenses):
Gain (loss) on derivative instruments	(40,535)	—	—
Foreign currency gains (losses)	(12,107)	—	—
Interest expense	(1,344,779)	(20,328)	—
Interest income	4,209	243	—
Net income (loss)	(5,637,566)	(1,327,663)	—
Net (income) loss attributable to noncontrolling interests	(12,139)	186,940	—
Net income (loss) attributable to common stockholders	$(5,649,705)	$(1,140,723)	$—

Class A Common Stock:
Net income (loss) attributable to common stockholders	$(5,643,293)	$(1,140,723)	$—
Basic and diluted income (loss) per share	$(1.11)	$(14.67)	$—
Weighted average number of common shares outstanding	5,082,459	77,779	1,113

Class T Common Stock:
Net income (loss) attributable to common stockholders	$(6,412)	$—	$—
Basic and diluted income (loss) per common share	$(0.03)	$—	$—
Weighted average number of common shares outstanding	225,241	—	—

Comprehensive income (loss):
Net income (loss)	$(5,637,566)	$(1,327,663)	$—
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,391,764)	—	—
Comprehensive income (loss)	$(7,029,330)	$(1,327,663)	$—
Comprehensive (income) loss attributable to noncontrolling interests	(12,139)	186,940	—
Comprehensive income (loss) attributable to common stockholders	$(7,041,469)	$(1,140,723)	$—
See notes to the consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
For the Years Ended December 31, 2015 and 2014 and for the Period from
July 31, 2013 (date of inception) through December 31, 2013

Hines Global REIT II, Inc. Stockholders
	Common Shares				Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of July 31, 2013 (date of inception)	—	$—	—	$—	$—	$—	$—	$—	$—
Issuance of common shares	1,111	1	—	—	9,999	—	—	10,000	—
Contributions from noncontrolling interest	—	—	—	—	—	—	—	—	190,000
Balance as of December 31, 2013	1,111	$1	—	$—	$9,999	$—	$—	$10,000	$190,000

Hines Global REIT II, Inc. Stockholders
	Common Shares				Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of January 1, 2014	1,111	$1	—	$—	$9,999	$—	$—	$10,000	$190,000
Issuance of common shares	419,430	420	—	—	3,863,201	—	—	3,863,621	—
Distributions declared	—	—	—	—	—	(42,218)	—	(42,218)	(3,060)
Selling commissions and dealer manager fees	—	—	—	—	(88,208)	—	—	(88,208)	—
Issuer costs	—	—	—	—	(3,742,774)	—	—	(3,742,774)	—
Net income (loss)	—	—	—	—	—	(1,140,723)	—	(1,140,723)	(186,940)
Balance as of December 31, 2014	420,541	$421	—	$—	$42,218	$(1,182,941)	$—	$(1,140,302)	$—

Hines Global REIT II, Inc. Stockholders
	Common Shares				Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of January 1, 2015	420,541	$421	—	$—	$42,218	$(1,182,941)	$—	$(1,140,302)	$—
Issuance of common shares	9,855,032	9,855	787,405	787	105,478,892	—	—	105,489,534	—
Distributions declared	—	—	—	—	—	(2,924,151)	—	(2,924,151)	(12,139)
Redemption of Common Shares	(1,196)	(1)	—	—	(11,943)	—	—	(11,944)	—
Selling commissions and dealer manager fees	—	—	—	—	(9,749,719)	—	—	(9,749,719)	—
Issuer costs	—	—	—	—	(4,182,728)	—	—	(4,182,728)	—
Net income (loss)	—	—	—	—	—	(5,649,705)	—	(5,649,705)	12,139
Foreign currency translation adjustment	—	—	—	—	—	—	(1,391,764)	(1,391,764)	—
Balance as of December 31, 2015	10,274,377	$10,275	787,405	$787	$91,576,720	$(9,756,797)	$(1,391,764)	$80,439,221	$—

See notes to the consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015 and 2014 and for the Period from
July 31, 2013 (date of inception) through December 31, 2013

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,637,566)	$(1,327,663)	$—
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	3,981,615	49,288	—
Foreign currency (gains) losses	12,107	—	—
(Gain) loss on derivative instruments	40,535	—	—
Changes in assets and liabilities:
Change in other assets	(131,312)	(71,052)	—
Change in tenant and other receivables	(928,420)	(5,960)	—
Change in deferred leasing costs	(62,297)	—	—
Change in accounts payable and accrued expenses	639,876	106,685	—
Change in other liabilities	1,403,679	(88,432)	—
Change in due to affiliates	(942,370)	1,095,836	—
Net cash from operating activities	(1,624,153)	(241,298)	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(102,689,457)	(25,110,781)	—
Capital expenditures at operating property	(332,557)	—	—
Deposits on investment property	(1,500,000)	—	—
Change in restricted cash	(1,615,499)	—	—
Net cash from investing activities	(106,137,513)	(25,110,781)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	101,354,077	3,800,833	10,000
Contribution from noncontrolling interest	—	—	190,000
Redemption of common shares	(11,944)	—	—
Payment of issuer costs	(5,270,165)	(17,250)	—
Payment of selling commissions and dealer manager fees	(9,384,905)	(77,885)	—
Distributions paid to stockholders and noncontrolling interests	(1,226,661)	(26,877)	—
Proceeds from notes payable	61,768,800	—	—
Proceeds from related party note payable	50,300,000	24,200,000	—
Payments on related party note payable	(74,500,000)	—	—
Change in security deposit liability	21,997	—	—
Deferred financing costs paid	(625,875)	—	—
Payments related to interest rate contracts	(47,876)	—	—
Net cash from financing activities	122,377,448	27,878,821	200,000
Effect of exchange rate changes on cash	(118,076)	—	—
Net change in cash and cash equivalents	14,497,706	2,526,742	200,000
Cash and cash equivalents, beginning of period	2,726,742	200,000	—
Cash and cash equivalents, end of period	$17,224,448	$2,726,742	$200,000

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,079,677	$—	$—

Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$479,917	$18,371	$—
Distributions reinvested	$1,248,083	$—	$—
Offering proceeds due from transfer agent	$2,949,574	$62,200	$—
Non-cash net liabilities acquired	$470,144	$239,219	$—
Offering costs payable to the Advisor	$2,701,249	$4,107,475	$—
See notes to the consolidated financial statements.

HINES GLOBAL REIT II, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Hines Global REIT II, Inc. (the “Company”), was formed as a Maryland corporation on July 31, 2013 for the purpose of engaging in the business of investing in and owning commercial real estate properties and other real estate investments. The Company intends to conduct substantially all of its operations through Hines Global REIT II Properties, LP (the “Operating Partnership”). Beginning with its taxable year ended December 31, 2015, the Company intends to continue to operate in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The business of the Company is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement, dated as of August 15, 2014, between the Company, the Advisor and the Operating Partnership (defined below). An affiliate of the Advisor, Hines Global REIT II Associates Limited Partnership (“HALP II”), owned a 0.2% limited partner interest in the Operating Partnership as of December 31, 2015.

On August 20, 2014, the Company commenced an offering of up to $2.5 billion of its common stock (the “Offering”). The Offering was amended in August 2015 such that the Company is currently offering its common stock in any combination of Class A and Class T shares, at a price of $10.00 per Class A share of common stock (“Class A Shares”) and $9.4489 per Class T share of common stock (“Class T Shares”). The Company also issues shares pursuant to the Company’s distribution reinvestment plan at a price of $9.50 per Class A Share and $9.00 per Class T Share. The Company engaged Hines Securities, Inc. (“HSI”), an affiliate of the Advisor, to serve as the dealer manager for the Offering and market its shares. On September 26, 2014, the Company achieved its minimum offering requirements in all states except for Washington and Pennsylvania, which have higher minimum offering requirements. The minimum offering requirements were met on March 23, 2015 for Washington and on December 24, 2015 for Pennsylvania. As of March 18, 2016, the Company had received gross offering proceeds of $133.8 million from the sale of 13.6 million shares.

The Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. As of December 31, 2015, the Company owned direct investments in two properties. These properties consist of 2819 Loker Avenue East, a Class A industrial building located in Carlsbad, California and Bishop’s Square, a Class A office building located in Dublin, Ireland. See Note 13 — Subsequent Events for additional information regarding the acquisition of the Domain Apartments in January 2016.

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

Basis of Presentation

The consolidated financial statements of the Company include the accounts of Hines Global REIT II, Inc. and the Operating Partnership (over which the Company exercises financial and operating control). All intercompany balances and transactions have been eliminated in consolidation. The Company has retroactively changed, for all periods presented, its classification of distributions in the consolidated balance sheet and statement of equity by reflecting such distributions as charges against “accumulated distributions in excess of earnings.” This presentation change had no impact on the balances in total equity in any of the periods presented.

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

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the years ended December 31, 2015 and 2014.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

As of December 31, 2015, the Company had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents.

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

Restricted Cash

The Company has restricted cash primarily related to certain escrow accounts required by the Bishop’s Square secured facility.

Tenant and Other Receivables

As of December 31, 2015 and December 31, 2014, in addition to the straight-line rent receivable discussed below, tenant and other receivables also consisted of a receivable from the Company’s transfer agent related to offering proceeds not yet received of $2.9 million and $62,200, respectively.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions, tenant inducements and legal costs are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $525,250 and $8,925 for the years ended December 31, 2015 and 2014. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the year ended December 31, 2015, $88,011 of deferred financing costs were amortized into interest expense in the accompanying consolidated statement of operations. The Company had no amortization of deferred financing costs for the year ended December 31, 2014 and the period from inception through December 31, 2013.

Other Assets

Other assets included the following:

	December 31, 2015	December 31, 2014
Deposits on investment property	$1,500,000	$—
Deferred issuer costs	—	364,701
Prepaid insurance	202,859	—
Other	10,470	81,574	(1)
Other assets	$1,713,329	$446,275

(1)	As of December 31, 2014, this primarily consisted of excess cash held in an escrow account related to timing differences during the completion of the acquisition of 2819 Loker Avenue East.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivables were $627,875 and $5,895 as of December 31, 2015 and 2014, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Issuer Costs

The Company reimburses the Advisor and its affiliates for any issuer costs related to the Offering that it pays on the Company’s behalf.  Such costs consist of, among other costs, expenses of the Company’s organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. The Company did not have an obligation to reimburse the Advisor for any issuer costs until it achieved its minimum offering requirements on September 26, 2014. Therefore, the Company did not record issuer costs within its financial statements until that time. Organizational issuer costs, such as expenses associated with the formation of the Company and its board of directors are expensed as incurred, and offering-related issuer costs are recorded as an offset to additional paid-in capital. From inception to December 31, 2015, issuer costs incurred by the Advisor on the Company’s behalf totaled $8.0 million, of which $45,914 related to organizational issuer costs.

Income Taxes

The Company intends to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (“the Code”), and expects it will be taxed as such beginning with its taxable year ended December 31, 2015. In order to qualify as a REIT, an entity must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual ordinary taxable income to stockholders. REITs are generally not subject to federal income tax on taxable income that they distribute to their stockholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes on its taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service granted the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that the Company will remain qualified as a REIT for federal income tax purposes. The Company did not elect to be taxed as a REIT for the taxable year ended December 31, 2014. This did not have an impact on the Company’s tax liability or the tax liability of the Company’s stockholders that invested in the Company’s public offering during 2014 since the Company did not have any taxable income for the year ended December 31, 2014 and for the period from July 31, 2013 (date of inception) through December 31, 2013.

Distribution and Stockholder Servicing Fee

Per the terms of the Company’s Dealer Manager Agreement, the Company will pay a distribution and stockholder servicing fee of 1.0% per annum of the gross offering price per share (or, if the Company is no longer offering primary shares, the then-current estimated net asset value per share, if any has been disclosed) for Class T Shares sold in the Offering. The distribution and stockholder servicing fee will accrue daily and be paid quarterly in arrears. The distribution and stockholder servicing fees are ongoing fees that are not paid at the time of purchase. The Company will cease paying the distribution and stockholder servicing fee with respect to any particular Class T Share and that Class T Share will convert into a number of Class A Shares on the earlier of: (i) a listing of the Class A Shares on a national securities exchange; (ii) a merger or consolidation of the Company with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets; (iii) the end of the month in which the Dealer Manager determines that total underwriting compensation paid in the Offering including the distribution and stockholder servicing fee paid on all Class T Shares sold in the Offering is equal to 10.0% of the gross proceeds of the Offering from the sale of both Class A Shares and Class T Shares; (iv) the end of the month in which the transfer agent, on behalf of the Company, determines that underwriting compensation paid in the primary offering including the distribution and stockholder servicing fee paid with respect to the Class T Shares held by a stockholder within his or her particular account equals 10.0% of the gross offering price at the time of investment of the Class T Shares held in such account; and (v) on any Class T Share that is redeemed or repurchased. Although the Company cannot predict the length of time over which this fee will be paid due to potential changes in the estimated net asset value of the Company’s Class T Shares, this fee would be paid over approximately 5.25 years from the date of purchase, assuming a constant per share offering price or estimated net asset value, as applicable of $9.4489 per Class T Share.

The Company recorded its distribution and stockholder servicing fees as an operating expense in the Company’s consolidated statement of operations, as they were earned by the Dealer Manager. For the year ended December 31, 2015, the Company incurred $7,254 of distribution and stockholder servicing fees.

Redemption of Common Stock

The Company complies with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity” which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  When approved, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values.

Reclassifications

On August 6, 2015, the Company supplemented its Articles of Amendment and Restatement to reclassify 900,000,000 authorized but unissued shares of Class A common stock as Class T common stock. As a result, the Company reclassified 900,000,000 Class A shares authorized on the December 31, 2014 balance sheet into shares of Class T common stock.

Per Share Data

Net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders for each period for each class of share by the weighted average number of common shares for each class of share outstanding during such period. Net income (loss) per common share for each class of share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Recent Accounting Pronouncements

In January 2015, the FASB issued amendments to the Codification to provide guidance on the disclosure of extraordinary items. The amendments eliminate the concept of extraordinary items from GAAP. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on its financial statements.

In February 2015, the FASB issued amendments to the Codification’s consolidation guidance which improves targeted areas of the consolidation guidance and reduces the number of consolidation models. The amendments in the Accounting Standards Update (“ASU”) are effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company has not elected to early adopt this standard. The Company has evaluated the impact of the adoption of these amendments on its consolidated financial statements and has determined that the Operating Partnership is considered a variable interest entity (“VIE”). However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest. As such, the Company does not believe this standard will have a material impact on its consolidated financial statements.
In April 2015 and August 2015, the FASB issued amendments to change the prior guidance concerning the presentation of debt issuance costs in the financial statements. Under this revised guidance, an entity will present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset, except for costs related to lines of credit which will remain an asset in the financial statements. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The Company elected to adopt these amendments early, effective for the year ended December 31, 2015. Upon adoption, the Company recorded $507,908 in deferred financing costs, excluding costs related to the Company’s revolving credit arrangement, as a direct reduction to notes payable on the consolidated balance sheet as of December 31, 2015.

In June 2015, FASB made technical corrections and improvements to provide clarification, correct unintended application of guidance, and make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on its financial statements.

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

In January 2016, FASB issued new guidance intended to improve the recognition and the measurement of financial instruments. The ASU will require equity investments, excluding those investments accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with the changes in fair value recognized in net income; will simplify the impairment assessment of those investments; will eliminate the disclosure of the method(s) and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost and change the fair value calculation for those investments; will change the disclosure in other comprehensive income for financial liabilities that are measured at fair value in accordance with the fair value options for financial instruments; and will clarify that a deferred asset related to available-for-sale securities should be included in an entity's evaluation for a valuation allowance. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently assessing the impact the adoption of this guidance will have on its financial statements.

In February 2016, the FASB issued an ASU intended to improve financial reporting about leasing transactions.  The ASU will require companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases.  The accounting by companies that own the assets leased by the lessee (the lessor) will remain largely unchanged from current GAAP.  The standard is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company is currently assessing the impact the adoption of this guidance will have on its financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
Buildings and improvements (1)	$66,683,711	$14,170,000
Less: accumulated depreciation	(1,457,639)	(14,579)
Buildings and improvements, net	65,226,072	14,155,421
Land	7,200,000	7,200,000
Investment property, net	$72,426,072	$21,355,421

(1)	Included in buildings and improvements is approximately $175,747 of construction-in-progress related to a planned expansion at Bishop's Square.

In December 2014, the Company acquired 2819 Loker Avenue East, an industrial building, located in Carlsbad, California. The net purchase price was $25.4 million, exclusive of transaction costs and working capital reserves. The building was constructed in 1998 and consists of 161,310 square feet of rentable area that is 100% leased to the Acushnet Company, the parent company of Titleist, FootJoy, BV-Vokey Design, Scotty Cameron, Pinnacle, and the Titleist Performance Institute, under a lease that expires in July 2019. See Note 4 — Recent Acquisitions of Real Estate for additional information on 2819 Loker Avenue East.

In March 2015, the Company acquired Bishop’s Square, a Class A office building, located in the central business district of Dublin, Ireland. The net purchase price was €92.0 million (approximately $103.2 million assuming a rate of $1.12 per EUR as of the acquisition date), exclusive of transaction costs and working capital reserves. The building contains approximately 153,569 square feet of net rentable area and is currently 100% leased to five tenants. See Note 4 — Recent Acquisitions of Real Estate for additional information on Bishop’s Square. See Note 13 — Subsequent Events for information on an additional acquisition.

As of December 31, 2015, the cost basis and accumulated amortization related to lease intangibles are as follows:

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$54,447,775	$414,428	$(2,815,011)
Less: accumulated amortization	(2,664,151)	(45,575)	344,905
Net	$51,783,624	$368,853	$(2,470,106)

As of December 31, 2014, the cost basis and accumulated amortization related to lease intangibles were as follows:

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$3,980,000	$—	$—
Less: accumulated amortization	(34,709)	—	—
Net	$3,945,291	$—	$—

Amortization expense of in-place leases was $2.8 million and $34,709 for the years ended December 31, 2015 and 2014, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $312,183 for the year ended December 31, 2015.

Anticipated amortization of the Company’s in-place leases for each of the years ending December 31, 2016 through December 31, 2020 are as follows:

	In-Place Lease	Out-of-Market Leases, Net
2016	$2,951,907	$(318,542)
2017	2,725,642	(262,445)
2018	2,337,655	(165,918)
2019	1,978,692	(165,918)
2020	1,476,803	(165,918)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2015, the approximate fixed future minimum rentals for each of the years ending December 31, 2016 through 2020 and thereafter are as follows:

Fixed Future Minimum Rentals
2016	$8,005,939
2017	8,274,299
2018	7,985,887
2019	7,250,842
2020	6,103,924
Thereafter	37,254,456
Total	$74,875,347

Of the Company’s total rental revenue for the year ended December 31, 2015, approximately 44% was earned from the Commissioner of Public Works in Ireland, a state agency of Ireland, whose lease expires in 2028, 26% was earned from Acushnet, a tenant in the manufacturing industry, whose lease expires in 2019, and approximately 15% was earned from International Financial Data Services, an investor record-keeping and transfer agency provider, whose lease expires in 2024.

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

The table below includes the amounts of revenue and net income (loss) of the acquisition completed during the year ended December 31, 2015, which are included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015:

		For the Year Ended
2015 Acquisitions		December 31, 2015
Bishop’s Square	Revenue	$6,998,532
	Net income (loss)	$(1,625,667)

The following unaudited consolidated information is presented to give effect to the acquisition completed during the year ended December 31, 2015 as if the acquisition had occurred on January 1, 2014. The pro forma net income (loss) was adjusted to exclude acquisition-related fees and expenses of $5.3 million for the year ended December 31, 2015. For the year ended December 31, 2014, the pro forma net loss was adjusted to include acquisition fees and expenses of $4.9 million, relating to the 2015 acquisition, as if these fees and expenses had been incurred as of January 1, 2014.

The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed this acquisition on January 1, 2014, nor does it purport to represent the Company’s future operations:

	For the Years Ended
	December 31,
	Pro Forma 2015	Pro Forma 2014
Revenues	$10,814,986	$8,497,170
Class A Common Stock:
Net income (loss) attributable to stockholders	$(938,262)	$(4,991,310)
Basic and diluted income (loss) per share	$(0.18)	$(38.72)
Class T Common Stock:
Net income (loss) attributable to stockholders	$(1,066)	$—
Basic and diluted income (loss) per share	$—	$—

The table below includes the amounts of revenue and net income (loss) of the acquisition completed during the year ended December 31, 2014, which are included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014:

		For the Year Ended
2014 Acquisitions		December 31, 2014
2819 Loker Avenue East	Revenue	$94,327
	Net income (loss)	$(79,660)

The following unaudited consolidated information is presented to give effect to the acquisition completed during the year ended December 31, 2014 as if the acquisition occurred on July 31, 2013 (date of inception). The pro forma net loss was adjusted to exclude acquisition-related expenses of $698,829 for the year ended December 31, 2014. For the period from inception through December 31, 2013, the pro forma net loss was adjusted to include acquisition fees and expenses of $698,829 relating to the 2014 acquisition, as if these fees and expenses had been incurred as of July 31, 2013 (date of inception). The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on July 31, 2013, nor does it purport to represent our future operations:

	Pro Forma 2014	Pro Forma for the Period from July 31, 2013 (date of inception) through December 31, 2013
Revenues	$2,295,290	$955,847
Net income (loss) attributable to Class A stockholders	$(566,958)	$(795,192)
Basic and diluted income (loss) per Class A common share	$(4.39)	$(6.16)

5. DEBT FINANCING

As of December 31, 2015 and 2014, the Company had approximately $60.2 million and $24.2 million of debt outstanding with a weighted average interest rate of 1.30% and 2.16%, respectively. The following table describes the Company’s debt outstanding at December 31, 2015 and 2014:

Description	Origination or Assumption Date	Maturity Date	Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of December 31, 2015	Principal Outstanding at December 31, 2015	Principal Outstanding at December 31, 2014
Secured Mortgage Debt
Bishop’s Square	3/3/2015	3/2/2022	€55,200,000	Euribor + 1.30% (1)	1.30%	$60,201,120	$—
Note Payable						$60,201,120	$—
Affiliate Note Payable
Credit Facility with Hines	12/15/2014	12/15/2016	$75,000,000	Variable	N/A	—	24,200,000
Total Note Payable to Affiliate						$—	$24,200,000
Total Principal Outstanding						$60,201,120	$24,200,000
Unamortized Deferred Financing Fees						(507,908)	—
Total						$59,693,212	$24,200,000

(1)
The Company entered into an interest rate cap agreement as an economic hedge against the variability of future interest rates on this borrowing. See Note 6 — Derivative Instruments for additional information regarding the Company’s interest rate cap.

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

Hines Credit Facility

On December 15, 2014, Hines Global II entered into an uncommitted loan agreement with Hines with a maximum principal amount of $75.0 million (the “Hines Credit Facility”). Interest on each advance is charged monthly at a variable rate, which is (i) Hines’ then-current borrowing rate under its revolving credit facility and (ii) if Hines Global II enters into a revolving credit facility through the Operating Partnership, the rate under such facility. Each advance under the loan agreement must be repaid within six months, subject to one six-month extension at the option of Hines Global II and subject to the satisfaction of certain conditions. Notwithstanding that each advance under the Hines Credit Facility matures six months after it is made, Hines Global II is required to repay each advance under the Hines Credit Facility with proceeds from its public offering as such proceeds are raised, unless Hines Global II, through the Operating Partnership, enters into a revolving credit facility (the “OP Facility”), at which point Hines Global II may use such proceeds from its public offering to repay the OP Facility, if any, prior to repaying any advances under its credit facility with Hines. The Hines Credit Facility also permits voluntary prepayment of principal and accrued interest. The loan agreement will terminate on the earlier of a) the termination of the availability period as determined by Hines at its discretion (which will not impact the maturity date of any outstanding or previously approved advance under the loan agreement); b) December 15, 2016; and c) the date Hines accelerates the repayment of the loan agreement pursuant to any event of default.

For the year ended December 31, 2015, the Company made draws of $50.3 million and payments of approximately $74.5 million under the Hines Credit Facility. Additionally, from January 1, 2016 through March 24, 2016, the Company made draws and repayments of $3.0 million under the Hines Credit Facility.

Financial Covenants

The Company’s mortgage and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants as of December 31, 2015.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for each of the years ending December 31, 2016 through December 31, 2020 and for the period thereafter.

	Payments Due by Year
	2016	2017	2018	2019	2020	Thereafter
Principal payments	$—	$—	$—	$—	$—	$60,201,120

6. DERIVATIVE INSTRUMENTS

The Company entered into an interest rate cap agreement with Chatham Financial Corporation in connection with the Bishop’s Square Facility. The interest rate cap agreement was entered into as an economic hedge against the variability of future interest rates on one of its variable interest rate borrowings.  The Company’s interest rate cap contract has economically limited the interest rate on the loan to which it relates.  The Company has not designated this derivative as a hedge for accounting purposes. See Note 9 — Fair Value Measurements for additional information regarding the fair value of the Company’s interest rate contract.

The table below provides additional information regarding the Company’s interest rate contract.

Interest Rate Contracts
Type	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Interest rate cap	March 3, 2015	April 25, 2018	$60,201,120	EURIBOR	2.00%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on December 31, 2015.

The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instrument. The table below presents the fair value of the Company’s derivative instrument included in “Assets—Derivative Instruments” on the Company’s consolidated balance sheets, as of December 31, 2015 and December 31, 2014:

	Derivative Assets
	December 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Interest rate cap	$6,344	$—
Total derivatives	$6,344	$—

The table below presents the effects of the changes in fair value of the Company’s derivative instrument in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015 and 2014:

	Gain (Loss) Recorded on Derivative Instruments
	Year Ended
	December 31, 2015	December 31, 2014
Derivatives not designated as hedging instruments:
Interest rate cap	$(40,535)	$—
Total gain (loss) on derivatives	$(40,535)	$—

7.  DISTRIBUTIONS

With the authorization of its board of directors, the Company declared distributions to its stockholders and HALP II for the period from October 1, 2014 through March 31, 2016. These distributions were or will be calculated based on stockholders of record for each day in an amount equal to $0.001575342 per Class A Share, per day. Also, with the authorization of the board of directors, the Company declared distributions with respect to Class T Shares of the Company’s common stock for the period from August 24, 2015 through March 31, 2016. Distributions for the Company's Class T Shares were or will be calculated based on stockholders of record each day in an amount equal to $0.001575342 per share, per day less the distribution and stockholder servicing fees that are payable with respect to such Class T Shares (as calculated on a daily basis).

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

In addition to the distributions described above, the Company’s board of directors authorized special stock dividends to holders of Class A Shares as of daily record dates for the period from October 1, 2014 through June 30, 2015. Stock dividends for the Company’s Class A Shares were calculated based on stockholders of record each day in an amount equal to 0.0000273973 of a Class A Share per share, per day. Shares issued related to the Company’s stock dividends were issued on the first business day of the month following the quarter to which they related. For the years ended December 31, 2015 and 2014, respectively, the Company issued stock dividends of 12,470 and 737 shares, which equated to $124,700 and $7,367, respectively, using the $10.00 per Class A Share offering price in effect on the respective dates the shares were issued.

The following table outlines the Company’s total cash distributions declared to stockholders and noncontrolling interests (HALP II) for the years ended December 31, 2015 and 2014, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan.

	Stockholders			Noncontrolling Interests
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
December 31, 2015	$1,432,201	$1,491,950	$2,924,151	$12,139
December 31, 2014 (1)	$40,377	$1,841	$42,218	$3,060

(1)	Amounts pertain to only the fourth quarter of 2014.

8.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the years ended December 31, 2015 and 2014 and amounts unpaid as of December 31, 2015 and 2014:

	Incurred During the Years Ended December 31,		Unpaid as of December 31,
Type and Recipient	2015	2014	2015	2014
Selling Commissions- Dealer Manager	$6,660,620	$60,697	$276,686	$—
Dealer Manager Fee- Dealer Manager	$3,089,100	$27,511	98,451	10,323
Distribution & Stockholder Servicing Fee- Dealer Manager	$7,254	$—	7,246	—
Issuer and Organization Costs- the Advisor	$3,818,027	$4,153,388	2,701,249	4,153,388
Acquisition Fee- the Advisor and affiliates of Hines	$2,327,715	$570,375	—	570,375
Asset Management Fee- the Advisor and affiliates of Hines (1)	$304,676	$—	(119,781)	—
Other (2) - the Advisor	$1,111,230	$365,960	180,488	365,960
Interest Expense- Hines (3)	$570,442	$20,328	—	20,328
Property Management Fee- Hines	$46,205	$1,769	—	—
Construction Management Fee- Hines	$510	$—	—	—
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	$332,628	$1,260	41,871	93,260
Due to Affiliates			$3,186,210	$5,213,634

(1)
The Advisor waived $583,433 and $16,258 in asset management fees payable to it during the years ended December 31, 2015 and 2014, respectively. As a result of this waiver, the Company will be reimbursed $119,781 in asset management fees paid to the Advisor previously. See “—Advisory Agreement” below for a discussion of the asset management fee waiver.

(2)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses, acquisition-related expenses and organizational expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

(3)	Includes amounts paid related to the Hines Credit Facility.

Dealer Manager Agreement

In connection with sales of Class A Shares, HSI receives a commission of up to 7.0% of gross offering proceeds and a dealer manager fee of up to 3.0% of gross offering proceeds, both of which will be recorded as an offset to additional paid-in-capital in the Company’s financial statements. Pursuant to separately negotiated agreements, HSI may reallow all of its commission and a portion of its dealer manager fee to broker-dealers participating in the Offering. No selling commissions or dealer manager fees will be paid for sales under the Company’s distribution reinvestment plan.

In connection with sales of Class T Shares, HSI receives a commission of up to 2.0% of gross offering proceeds and a dealer manager fee of up to 2.75% of gross offering proceeds, both of which will be recorded as an offset to additional paid-in-capital in the Company’s financial statements. In addition, HSI will receive annual distribution and stockholder servicing fees of 1.0% of the gross offering price per share (or, if the Company is no longer offering primary shares, the then-current net asset value per share of such class of shares, if any has been disclosed) for the Class T Shares purchased and outstanding. The distribution and stockholder servicing fee is recorded as an operating expense in the Company’s financial statements. See Note 2 — Summary of Significant Accounting Policies – Distribution and Stockholder Servicing Fees for additional information on the distribution and stockholder servicing fee. Pursuant to separately negotiated agreements, HSI may reallow all of its commission, a portion of its dealer manager fee and all or a portion of its distribution and stockholder servicing fees to broker-dealers participating in the Offering. No selling commissions, dealer manager fees or distribution and stockholder servicing fees will be paid for sales of shares pursuant to the Company’s distribution reinvestment plan.

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

In September 2014, the Advisor agreed to waive the asset management fees otherwise payable to it for the quarter ended December 31, 2014, to the extent that the Company’s modified funds from operations (“MFFO”) for the quarter ended December 31, 2014, as disclosed in the Company’s Annual Report on Form 10-K for such year, amounted to less than 100% of the aggregate distributions declared to the Company’s stockholders for the quarter ended December 31, 2014. As a result of this waiver, the Advisor waived $16,258 of asset management fees payable to it for the quarter ended December 31, 2014.

Furthermore, the Advisor also agreed to waive the asset management fees otherwise payable to it for each quarter in 2015 and each of the quarters ended March 31, 2016 and June 30, 2016, to the extent that the Company’s MFFO for such quarters, as disclosed in the Company’s Quarterly Report on Form 10-Q or Annual Report on Form 10-K, as applicable, amounts to less than 100% of the aggregate distributions declared to the Company’s stockholders for each respective quarter. The Advisor also agreed to waive an additional $62,500 in asset management fees so that the Company’s MFFO for the year ended December 31, 2015 would equal the distributions declared for such year. As a result of these waivers, the Advisor waived $583,433 of the total $888,109 in asset management fees payable to it for the year ended December 31, 2015 and all of the $16,258 of asset management fees payable to it during the year ended December 31, 2014. As a result of these fee waivers, cash flows from operations that would have been paid to the Advisor for asset management fees may be available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that are waived will not be paid to the Advisor in cash at any time in the future.

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

The Company reimburses the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of its average invested assets, or (B) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2015, the Company’s total operating expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to the Company being in the early stages of raising and deploying capital, the limited number of assets acquired to date and the timing of those acquisitions, a majority of the Company’s independent directors determined that the excess expenses were justified and thus reimbursable to the Advisor. For the four fiscal quarters ended December 31, 2015, the Company’s total operating expenses did not exceed the 2%/25% Limitation.

In addition, as described in Note 2 — Summary of Significant Accounting Policies – Issuer Costs, the Company reimburses the Advisor for any issuer costs paid on its behalf. However, the total reimbursement related to issuer costs, selling commissions, dealer manager fees and the distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from the Offering.

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

Although the Company has determined the majority of the inputs used to value its interest rate cap agreement fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivative utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparty, Chatham Financial Corporation. In adjusting the fair value of its derivative contract for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative position and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative. As a result, the Company has determined its derivative valuation is classified in Level 2 of the fair value hierarchy.

The following table sets forth the Company’s derivative which was measured at fair value on a recurring basis, by level within the fair value hierarchy as of December 31, 2015:

		Basis of Fair Value Measurements
Period	Fair Value of Assets (Liabilities)	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015
Interest rate cap	$6,344	$—	$6,344	$—

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

As of December 31, 2015 and December 31, 2014, the Company estimated that the book value of its notes payable, excluding deferred financing costs, approximates their fair value since their variable interest rates approximate current lending rates for loans with similar maturities and credit quality. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of its fair market value of notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

10. REPORTABLE SEGMENTS

As described previously, the Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. The Company’s current business consists of owning, operating, acquiring, developing, investing in, and disposing of real estate assets. All of the Company’s consolidated revenues and property operating expenses as of December 31, 2015 are from the Company’s two consolidated real estate properties owned as of that date. As a result, the Company’s operating segments have been reclassified into one of two reportable segments: domestic real estate investments and international real estate investments.

The tables below provide additional information related to each of the Company’s segments and a reconciliation to the Company’s net loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments. The tables below do not reflect amounts for the period from July 31, 2013 (date of inception) through December 31, 2013 as we did not make our first real estate investment until December 2014.

	Years Ended December 31,
	2015	2014
Total Revenue
Domestic real estate investments	$2,412,143	$94,327
International real estate investments	6,998,532	—
Total Revenue	$9,410,675	$94,327

For the years ended December 31, 2015 and 2014, the Company’s total revenue was attributable to the following countries:

	Years Ended December 31,
	2015	2014
Total Revenue
United States	26%	100%
Ireland	74%	—%

For the years ended December 31, 2015 and 2014, the Company’s property revenues in excess of expenses by segment were as follows:

	Years Ended December 31,
	2015	2014
Property revenues in excess of expenses (1)
Domestic real estate investments	$1,747,104	$61,179
International real estate investments	5,366,550	—
Property revenues in excess of expenses	$7,113,654	$61,179

(1)	Revenues less property operating expenses, real property taxes and property management fees.

For the years ended December 31, 2015 and 2014, the Company’s total assets by segment were as follows:

	December 31, 2015	December 31, 2014
Total Assets
Domestic real estate investments	$24,294,382	$25,388,181
International real estate investments	105,076,935	—
Corporate-level accounts	19,684,932	3,162,633
Total Assets	$149,056,249	$28,550,814

For the years ended December 31, 2015 and 2014, the Company’s total assets were attributable to the following countries:

	December 31, 2015	December 31, 2014
Total Assets
United States	30%	100%
Ireland	70%	—%

For the years ended December 31, 2015 and 2014 the Company’s reconciliation to the Company’s net loss is as follows:

	Years Ended December 31,
	2015	2014
Reconciliation to net income (loss)
Total property revenues in excess of expenses	$7,113,654	$61,179
Depreciation and amortization	(4,206,600)	(49,288)
Acquisition related expenses	(2,962,784)	(131,454)
Asset management and acquisition fees	(2,639,645)	(570,375)
Organizational expenses	—	(63,164)
General and administrative expenses	(1,548,979)	(554,476)
Gain (loss) on derivatives	(40,535)	—
Foreign currency gains (losses)	(12,107)	—
Interest expense	(1,344,779)	(20,328)
Interest income	4,209	243
Net income (loss)	$(5,637,566)	$(1,327,663)

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

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2015 and 2014.

	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$1,245,324	$2,695,390	$2,698,258	$2,771,703
Net income (loss)	$(5,366,567)	$(291,110)	$1,295	$18,816
Net (income) loss attributable to noncontrolling interests	$(2,993)	$(3,026)	$(3,060)	$(3,060)
Class A Common Stock:
Net income (loss) attributable to stockholders	$(5,369,560)	$(294,136)	$(1,757)	$22,160
Income (loss) per share, basic and diluted	$(4.82)	$(0.07)	$—	$—
Class T Common Stock:
Net income (loss) attributable to stockholders	$—	$—	$(8)	$(6,404)
Income (loss) per share, basic and diluted	$—	$—	$(0.01)	$(0.02)
	Quarters Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenues	$—	$—	$—	$94,327
Net income (loss)	$—	$—	$(283,389)	$(1,044,274)
Net (income) loss attributable to noncontrolling interests	$—	$—	$190,000	$(3,060)
Net income (loss) attributable to Class A stockholders	$—	$—	$(93,389)	$(1,047,334)
Income (loss) per Class A common share, basic and diluted	$—	$—	$(7.07)	$(3.57)

13. SUBSEQUENT EVENTS

Domain Apartments

In January 2016, the Company acquired the Domain Apartments, a multi-family community located in Las Vegas, Nevada. The net purchase price was $58.1 million, exclusive of transaction costs and working capital reserves. The Domain Apartments community was constructed in January 2014, and consists of 308 units that were 95% leased as of the date of acquisition. As a result of the acquisition of the Domain Apartments, the Company incurred approximately $1.3 million in acquisition fees payable to our Advisor.

The Company has not concluded its accounting for this recent acquisition, but it expects that the purchase price will primarily be allocated to building, land, equipment, furniture and fixtures, and in-place lease assets.

In connection with the acquisition of the Domain Apartments, the Company entered into a loan agreement with Wells Fargo Bank, National Association with the principal sum of $34.3 million to fund the acquisition of the Domain Apartments. Interest accrued on the loan is due and payable on the first business day of each month commencing in February 2016. The loan has a floating interest rate of Libor + 1.60%. Repayment of principal is due upon the maturity of the loan on January 29, 2020. The Company has the option to extend the term for one additional year subject to the satisfaction of certain conditions. The loan may be prepaid at any time on or after July 29, 2017, subject to certain conditions, including but not limited to providing 30 days’ advance notice to Wells Fargo.

*****

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2015 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2015, our system of internal control over financial reporting was effective at the reasonable assurance level.

This annual report does not include an attestation report of our independent registered public accounting firm regarding control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street and Consumer Protection Act, which exempts non-accelerated filers from the auditor attestation requirement of section 404 (b) of the Sarbanes-Oxley Act.

March 24, 2016

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 29, 2016.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 29, 2016.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 29, 2016.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 29, 2016.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than April 29, 2016.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Global REIT II, Inc.
Consolidated Financial Statements — as of December 31, 2015 and 2014 and for the Years Ended December 31, 2015, 2014 and for the Period from July 31, 2013 (date of inception) through December 31, 2013.

(2) Financial Statement Schedules

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 86 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 88 for a list of all exhibits filed as a part of this report.

* * * * * *

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2015

			Initial Cost (d)				Gross Amount at Which Carried at 12/31/2015
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (e)	Land	Buildings and Improvements	Total (b)	Accumulated Depreciation (c)	Date of Construction	Date Acquired
2819 Loker Avenue East	Carlsbad, California	$—	$7,200,000	$14,170,000	$21,370,000	$—	$7,200,000	$14,170,000	$21,370,000	$(368,829)	1998	December-14
Bishop’s Square	Dublin, Ireland	60,201,120	—	53,643,075	53,643,075	(1,129,364)	—	52,513,711	52,513,711	(1,088,810)	2001	March-15
		$60,201,120	$7,200,000	$67,813,075	$75,013,075	$(1,129,364)	$7,200,000	$66,683,711	$73,883,711	$(1,457,639)

(a)	Assets consist of an industrial building and an office building.

(b)	The aggregate cost for federal income tax purposes is $77.0 million as of December 31, 2015.

(c)
Real estate assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings.

(d)	Components of initial cost for the property acquired using a foreign currency were converted using the currency exchange rate as of the date of acquisition.

(e)	Includes the effect of changes in the exchange rate between the date of acquisition and December 31, 2015 for the property that is denominated in a foreign currency.

The changes in total real estate assets for the years ended December 31,:

	2015	2014
Gross real estate assets
Balance, beginning of period	$21,370,000	$—
Additions during the period:
Acquisitions	53,643,075	21,370,000
Other additions	339,407	—
Effect of changes in foreign currency exchange rates	(1,468,771)	—
Balance, end of period	$73,883,711	$21,370,000
Accumulated Depreciation
Balance, beginning of period	$(14,579)	$—
Depreciation	(1,454,599)	(14,579)
Effect of changes in foreign currency exchange rates	11,539	—
Balance, end of period	$(1,457,639)	$(14,579)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES GLOBAL REIT II, INC. (registrant)

March 24, 2016	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2016.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 24, 2016
Jeffrey C. Hines

/s/ Sherri W. Schugart	President and Chief Executive Officer	March 24, 2016
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 24, 2016
Ryan T. Sims	(Principal Financial Officer)

/s/ J. Shea Morgenroth	Chief Accounting Officer and Treasurer	March 24, 2016
J. Shea Morgenroth	(Principal Accounting Officer)

/s/ Charles M. Baughn	Director	March 24, 2016
Charles M. Baughn

/s/ Humberto “Burt” Cabañas	Director	March 24, 2016
Humberto “Burt” Cabañas

/s/ Dougal A. Cameron	Director	March 24, 2016
Dougal A. Cameron

/s/ John O. Niemann, Jr.	Director	March 24, 2016
John O. Niemann, Jr.

INDEX TO EXHIBITS

Exhibit No.	Description
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
3.5
Amendment No. 1 to Amended and Restated Bylaws of Hines Global REIT II, Inc., dated September 23, 2015 (filed as Exhibit 3.5 to Post-Effective Amendment No. 7 to the Registration Statement on November 17, 2015 and incorporated by reference herein)

4.1	Forms of Subscription Agreement (filed as Appendix B-1 and Appendix B-2 to the Prospectus filed on August 12, 2015 and incorporated by reference herein)
4.2	Hines Global REIT II, Inc. Distribution Reinvestment Plan (filed as Appendix C to the Prospectus filed on August 12, 2015 and incorporated by reference herein)
10.1
Advisory Agreement, dated as of August 15, 2014, among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP, and Hines Global REIT II, Inc. (filed as Exhibit 10.2 to Pre-Effective Amendment No. 5 to the Registration Statement on August 15, 2014 and incorporated by reference herein)

10.2
Amended and Restated Escrow Agreement, dated as of December 12, 2014, by and among Hines Securities Inc., Hines Global REIT II, Inc. and UMB Bank, N.A. (filed as Exhibit 10.3 to Post-Effective Amendment No. 1 to the Registration Statement on December 12, 2014 and incorporated by reference herein)

10.3
Form of Indemnification Agreement entered into between Hines Global REIT II, Inc. and each of the following persons as of August 15, 2014: Jeffrey C. Hines, Charles M. Baughn, Humberto Cabañas, Dougal A. Cameron, John O. Niemann, Jr., Sherri W. Schugart, Ryan T. Sims, David L. Steinbach, Kevin L. McMeans and J. Shea Morgenroth (filed as Exhibit 10.4 to the Registration Statement on September 11, 2013 and incorporated by reference herein)

10.4	Waiver to Hines Global REIT II Advisory Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 24, 2014 and incorporated by reference herein)
10.5
Purchase and Sale Agreement, dated as of November 12, 2014, by and between Hines Interests Limited Partnership and Canoga-Rincon Loker Industrial, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on November 20, 2014 and incorporated by reference herein)

10.6
Assignment of Contract of Purchase and Sale, dated as of November 14, 2014, by and between Hines Interests Limited Partnership and HGREIT II 2819 Loker LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 20, 2014 and incorporated by reference herein)

10.7
Uncommitted Loan Agreement, dated as of December 15, 2014, by and between Hines Global REIT II, Inc., as borrower, and Hines Interests Limited Partnership, as lender (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on December 19, 2014 and incorporated by reference herein)

10.8
Selected Dealer Agreement, dated as of December 31, 2014, by and between Hines Global REIT II, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.9 to Post-Effective Amendment No. 3 to the Registration Statement on March 5, 2015 and incorporated by reference herein)

10.9
Particulars and Conditions of Sale of Bishop's Square, Bishop's Street/Kevin Street Lower, Dublin 2, dated as of January 30, 2015, by and between Bishop Ireland GREIT II Limited and Violet Yarrow Real Estate (Dublin) Limited (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on February 5, 2015 and incorporated by reference herein)

10.10
Facility Agreement, dated as of March 3, 2015 by and between Deutsche Girozentrale as Agent, Original Hedge Counterparty, Arranger, Security Trustee and Lender and Hines GREIT II Ireland Fund PLC, acting for and on behalf of its sub-fund Hines GREIT II Bishop Fund, as Borrower (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K on March 5, 2015 and incorporated by reference herein)

10.11
Amendment to Selected Dealer Agreement, dated February 27, 2015, by and among Hines Global REIT II, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.12 to Post-Effective Amendment No. 3 to the Registration Statement on March 5, 2015 and incorporated by reference herein)

10.12
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Hines Global REIT II Properties LP, dated as of March 23, 2015 (filed as Exhibit 10.13 to Post-Effective Amendment No. 4 to the Registration Statement on April 17, 2015 and incorporated by reference herein)

10.13
Amendment to Advisory Agreement, dated as of December 4, 2014, among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP, and Hines Global REIT II, Inc. (filed as Exhibit 10.14 to Post-Effective Amendment No. 4 to the Registration Statement on April 17, 2015 and incorporated by reference herein)

10.14
Second Amended and Restated Agreement of Limited Partnership of Hines Global REIT II Properties LP, dated as of August 12, 2015 (filed as Exhibit 10.1 to Post-Effective Amendment No. 6 to the Registration Statement on August 12, 2015 and incorporated by reference herein)

10.15
Amendment No. 2 to Selected Dealer Agreement, dated as of September 3, 2015, by and between Hines Global REIT II, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2015 and incorporated by reference herein)

10.16
First Amendment to Real Estate Purchase Agreement, dated as of August 7, 2015, by and between Hines Global REIT II 891 Coronado LLC and LV Eastern, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 10, 2015 and incorporated by reference herein)

10.17
Second Amendment to Real Estate Purchase Agreement, dated as of August 21, 2015, by and between Hines Global REIT II 891 Coronado LLC and LV Eastern, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 10, 2015 and incorporated by reference herein)

10.18
Third Amendment to and Reinstatement of Real Estate Purchase Agreement, dated as of December 4, 2015, by and between Hines Global REIT II 891 Coronado LLC and LV Eastern, LLC (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 10, 2015 and incorporated by reference herein)

21.1*	List of Subsidiaries of Hines Global REIT II, Inc.
31.1*	Certification
31.2*	Certification
32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

101*
The following materials from Hines Global REIT II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 24, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith