Form 10-Q
period 2016-03-31
HINES GLOBAL REIT II, INC.
filed 2016-05-10
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 6, 2016, approximately 13.0 million shares of the registrant’s Class A common stock and 2.6 million shares of the registrant’s Class T common stock were outstanding.

PART I – FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)	2
	Condensed Consolidated Statements of Equity	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to the Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

SIGNATURES
EX-31.1	Certification
EX-31.2	Certification
EX-32.1	Certification of CEO & CFO pursuant to Section 906

EX-101	Instance Document
EX-101	Schema Document
EX-101	Calculation Linkbase Document
EX-101	Labels Linkbase Document
EX-101	Presentation Linkbase Document
EX-101	Definition Linkbase Document

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015
ASSETS
Investment property, net	$130,278,415	$72,426,072
Cash and cash equivalents	19,523,147	17,224,448
Restricted cash	1,752,171	1,565,083
Derivative instruments	3,577	6,344
Tenant and other receivables	1,477,636	3,890,367
Intangible lease assets, net	54,559,205	52,152,477
Deferred leasing costs, net	61,650	60,787
Deferred financing costs, net	12,833	17,342
Other assets	336,924	1,713,329
Total assets	$208,005,558	$149,056,249
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,150,853	$920,657
Due to affiliates	1,705,693	3,186,210
Intangible lease liabilities, net	2,463,553	2,470,106
Other liabilities	908,666	1,866,926
Distributions payable	644,062	479,917
Note payable, net	96,250,714	59,693,212
Total liabilities	$103,123,541	$68,617,028

Commitments and contingencies (Note 10)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000,000 preferred shares authorized, none issued or outstanding as of March 31, 2016 and December 31, 2015	—	—
Class A common stock, $0.001 par value per share; 600,000,000 authorized; 12,180,346 and 10,274,377 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	12,180	10,275
Class T common stock, $0.001 par value per share; 900,000,000 authorized; 1,840,959 and 787,405 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	1,841	787
Additional paid-in capital	117,562,095	91,576,720
Accumulated distributions in excess of earnings	(12,929,449)	(9,756,797)
Accumulated other comprehensive income (loss)	235,350	(1,391,764)
Total stockholders’ equity	104,882,017	80,439,221
Noncontrolling interests	—	—
Total equity	104,882,017	80,439,221
Total liabilities and equity	$208,005,558	$149,056,249

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2016 and 2015
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Revenues:
Rental revenue	$3,327,089	$1,233,805
Other revenue	91,626	11,519
Total revenues	3,418,715	1,245,324
Expenses:
Property operating expenses	562,291	265,450
Real property taxes	125,702	74,480
Property management fees	54,089	19,441
Depreciation and amortization	1,950,568	626,778
Acquisition related expenses	82,857	2,562,010
Advisory and other related party expenses	1,336,257	2,327,715
General and administrative expenses	507,752	409,454
Total expenses	4,619,516	6,285,328
Income (loss) before other income (expenses)	(1,200,801)	(5,040,004)
Other income (expenses):
Gain (loss) on derivative instruments	(2,941)	(26,682)
Foreign currency gains (losses)	138,476	(234)
Interest expense	(357,179)	(301,537)
Interest income	10,578	1,890
Net income (loss)	(1,411,867)	(5,366,567)
Net (income) loss attributable to noncontrolling interests	(3,026)	(2,993)
Net income (loss) attributable to common stockholders	$(1,414,893)	$(5,369,560)

Class A Common Stock:
Net income (loss) attributable to common stockholders	$(1,249,287)	$(5,369,560)
Basic and diluted income (loss) per share	$(0.11)	$(4.82)
Cash distributions declared per share	$0.14	$0.14
Weighted average number of common shares outstanding	11,283,050	1,113,535

Class T Common Stock:
Net income (loss) attributable to common stockholders	$(165,606)	$—
Basic and diluted income (loss) per share	$(0.13)	$—
Cash distributions declared per share	$0.12	$—
Weighted average number of common shares outstanding	1,256,700	—

Comprehensive income (loss):
Net income (loss)	$(1,411,867)	$(5,366,567)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,627,114	(1,597,634)
Comprehensive income (loss)	$215,247	$(6,964,201)
Comprehensive (income) loss attributable to noncontrolling interests	(3,026)	—
Comprehensive income (loss) attributable to common stockholders	$212,221	$(6,964,201)
See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2016 and 2015
(UNAUDITED)

Hines Global REIT II, Inc. Stockholders
	Common Shares				Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of January 1, 2015	420,541	$421	—	$—	$42,218	$(1,182,941)	$—	$(1,140,302)	$—
Issuance of common shares	2,081,261	2,081	—	—	20,715,158	—	—	20,717,239	—
Distributions declared	—	—	—	—	—	(149,826)	—	(149,826)	(2,993)
Selling commissions and dealer manager fees	—	—	—	—	(1,989,743)	—	—	(1,989,743)	—
Issuer costs	—	—	—	—	(1,330,204)	—	—	(1,330,204)	—
Net income (loss)	—	—	—	—	—	(5,369,560)	—	(5,369,560)	2,993
Foreign currency translation adjustment	—	—	—	—	—	—	(1,597,634)	(1,597,634)	—
Balance as of March 31, 2015	2,501,802	$2,502	—	$—	$17,437,429	$(6,702,327)	$(1,597,634)	$9,139,970	$—

Hines Global REIT II, Inc. Stockholders
	Common Shares				Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of January 1, 2016	10,274,377	$10,275	787,405	$787	$91,576,720	$(9,756,797)	$(1,391,764)	$80,439,221	$—
Issuance of common shares	1,905,969	1,905	1,053,554	1,054	28,828,043	—	—	28,831,002	—
Distributions declared	—	—	—	—	—	(1,757,759)	—	(1,757,759)	(3,026)
Redemption of common shares	—	—	—	—	(92,868)	—	—	(92,868)	—
Selling commissions and dealer manager fees	—	—	—	—	(2,148,718)	—	—	(2,148,718)	—
Issuer costs	—	—	—	—	(601,082)	—	—	(601,082)	—
Net income (loss)	—	—	—	—	—	(1,414,893)	—	(1,414,893)	3,026
Foreign currency translation adjustment	—	—	—	—	—	—	1,627,114	1,627,114	—
Balance as of March 31, 2016	12,180,346	$12,180	1,840,959	$1,841	$117,562,095	$(12,929,449)	$235,350	$104,882,017	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2016 and 2015
(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,411,867)	$(5,366,567)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,895,965	601,928
Foreign currency (gains) losses	(138,476)	234
(Gain) loss on derivative instruments	2,941	26,682
Changes in assets and liabilities:
Change in other assets	(74,602)	(113,067)
Change in tenant and other receivables	69,978	(348,788)
Change in accounts payable and accrued expenses	119,326	1,059,283
Change in other liabilities	(1,155,918)	34,796
Change in due to affiliates	167,410	(516,787)
Net cash from operating activities	(525,243)	(4,622,286)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(56,518,873)	(102,689,457)
Change in restricted cash	(119,132)	(10,983)
Net cash from investing activities	(56,638,005)	(102,700,440)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	30,397,631	20,046,896
Payment of issuer costs	(1,926,962)	(889,930)
Payment of selling commissions and dealer manager fees	(2,473,417)	(1,937,239)
Distributions paid to stockholders and noncontrolling interests	(788,539)	(62,626)
Proceeds from notes payable	34,300,000	61,768,800
Proceeds from related party note payable	3,000,000	50,300,000
Payments on related party note payable	(3,000,000)	(20,152,032)
Change in security deposit liability	1,900	10,983
Deferred financing costs paid	(231,541)	(607,937)
Payments related to interest rate contracts	—	(47,876)
Net cash from financing activities	59,279,072	108,429,039
Effect of exchange rate changes on cash	182,875	(125,942)
Net change in cash and cash equivalents	2,298,699	980,371
Cash and cash equivalents, beginning of period	17,224,448	2,726,742
Cash and cash equivalents, end of period	$19,523,147	$3,707,113

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$264,005	$233,749

Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$644,062	$89,602
Distributions reinvested	$808,101	$18,963
Shares tendered for redemption	$92,868	$—
Offering proceeds due from transfer agent	$574,844	$705,032
Non-cash net liabilities acquired	$100,238	$470,144
Offering costs payable to the Advisor	$1,375,369	$965,503

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global REIT II, Inc. as of March 31, 2016 and December 31, 2015, the results of operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

On August 20, 2014, the Company commenced an offering of up to $2.5 billion of its common stock (the “Offering”) in any combination of Class A shares (“Class A Shares”) and Class T shares (“Class T Shares”) of the Company’s common stock. The Company engaged Hines Securities, Inc., an affiliate of the Advisor, to serve as the dealer manager for the Offering and market its shares. As of May 6, 2016, the Company had received gross offering proceeds of $153.6 million from the sale of 15.6 million shares.

The Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. As of March 31, 2016, the Company owned direct investments in three properties. These properties consist of 2819 Loker Avenue East, an industrial building located in Carlsbad, California, Bishop’s Square, a Class A office building located in Dublin, Ireland, and the Domain Apartments, a multi-family community, located near Las Vegas in Henderson, Nevada.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q include the accounts of Hines Global REIT II, Inc. and the Operating Partnership (over which the Company exercises financial and operating control). All intercompany balances and transactions have been eliminated in consolidation. As a result of the adoption of ASU 2015-02, the Company has determined that the Operating Partnership is considered a variable interest entity (“VIE”). However, the Company meets the disclosure exemption criteria, as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest. Additionally, the Company has retroactively changed, for the three months ended March 31, 2015, its classification of distributions in its consolidated balance sheet and statement of equity by reflecting such distributions as charges against “accumulated distributions in excess of earnings to be consistent with the 2016 presentation.” This presentation change had no impact on the balances in total equity in any of the periods presented.

Tenant and Other Receivables

As of March 31, 2016 and December 31, 2015, in addition to the straight-line rent receivable discussed below, tenant and other receivables also consisted of a receivable from the Company’s transfer agent related to offering proceeds not yet received of $574,844 and $2.9 million, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $741,719 and $525,250 as of March 31, 2016 and December 31, 2015, respectively. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended March 31, 2016 and 2015, the Company had $35,369 and $10,118, respectively, of deferred financing costs amortized into interest expense in the accompanying condensed consolidated statement of operations.

Other Assets

Other assets included the following:

	March 31, 2016	December 31, 2015
Deposits on investment property	$—	$1,500,000	(1)
Prepaid insurance	156,905	202,859
Prepaid property taxes	148,548	—
Other	31,471	10,470
Other assets	$336,924	$1,713,329

(1)	As of December 31, 2015, this amount consisted of a deposit that had been paid related to the acquisition of the Domain Apartments, which was completed in January 2016.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivables were $823,188 and $627,875 as of March 31, 2016 and December 31, 2015, respectively. Straight-line rent receivables consist of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Issuer Costs

Subject to the limitations described below, the Company reimburses the Advisor and its affiliates for any issuer costs related to the Offering that it pays on the Company’s behalf.  Such costs consist of, among other costs, expenses of the Company’s organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. Organizational issuer costs, such as expenses associated with the formation of the Company and its board of directors, are expensed as incurred, and offering-related issuer costs are recorded as an offset to additional paid-in capital. From inception to March 31, 2016, issuer costs incurred by the Advisor on the Company’s behalf totaled $8.6 million, of which $45,914 related to organizational issuer costs.

The Advisory Agreement was amended, effective February 29, 2016, to reflect that the Company will not reimburse the Advisor for the cumulative issuer costs incurred in connection with the Company’s organization and public offerings, in excess of 2.5% of gross offering proceeds from the Company’s public offerings. On April 14, 2016, the Advisor reimbursed the Company for $4.0 million in issuer costs that the Company had previously reimbursed to the Advisor in excess of this new 2.5% cap. Despite the new 2.5% cap, the Company expects cumulative issuer costs to be less than 2.5% of gross offering proceeds at the conclusion of its public offerings. As the Company raises additional offering proceeds, the Company expects to reimburse the Advisor for the $4.0 million that the Advisor repaid to the Company in April 2016. As a result, the Company has recorded a liability equal to all unreimbursed issuer costs that have been incurred to date to reflect its expectation that all of these amounts will be reimbursed to the Advisor.

Redemption of Common Stock

The Company complies with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480 “Distinguishing Liabilities from Equity” which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value. When approved, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values. The Company has recorded a liability of $92,868 in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2016 related to shares tendered for redemption and approved by the board of directors, but which were not redeemed until the subsequent month. Such amounts have been included in redemption of common shares in the accompanying condensed consolidated statement of equity.

Recent Accounting Pronouncements

In September 2015, FASB issued new guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Buildings and improvements (1)	$119,627,819	$66,683,711
Less: accumulated depreciation	(2,239,404)	(1,457,639)
Buildings and improvements, net	117,388,415	65,226,072
Land	12,890,000	7,200,000
Investment property, net	$130,278,415	$72,426,072

(1)
Included in buildings and improvements is approximately $182,982 and $175,747 of construction-in-progress related to a planned expansion at Bishop's Square as of March 31, 2016 and December 31, 2015, respectively.

In January 2016, the Company acquired, through a wholly owned subsidiary, the Domain Apartments, a multi-family community located near Las Vegas in Henderson, Nevada. The net purchase price was $58.1 million, exclusive of transaction costs and working capital reserves. The Domain Apartments community was constructed in January 2014, and consists of 308 units that were 92% leased as of March 31, 2016. See Note 4 — Recent Acquisitions of Real Estate for additional information on the Domain Apartments.

As of March 31, 2016, the cost basis and accumulated amortization related to lease intangibles are as follows:

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$58,165,534	$431,490	$(2,930,905)
Less: accumulated amortization	(3,976,053)	(61,766)	467,352
Net	$54,189,481	$369,724	$(2,463,553)

As of December 31, 2015, the cost basis and accumulated amortization related to lease intangibles were as follows:

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$54,447,775	$414,428	$(2,815,011)
Less: accumulated amortization	(2,664,151)	(45,575)	344,905
Net	$51,783,624	$368,853	$(2,470,106)

Amortization expense of in-place leases was $1.2 million and $435,447 for the three months ended March 31, 2016 and 2015, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $91,236 and $33,318 for the three months ended March 31, 2016 and 2015, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from April 1, 2016 through December 31, 2016 and for each of the years ending December 31, 2017 through December 31, 2020 are as follows:

	In-Place Lease	Out-of-Market Leases, Net
April 1, 2016 through December 31, 2016	$2,278,540	$(248,750)
2017	2,802,466	(273,257)
2018	2,398,496	(172,754)
2019	2,039,533	(172,754)
2020	1,537,645	(172,754)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of March 31, 2016, the approximate fixed future minimum rentals for the period from April 1, 2016 through December 31, 2016, for each of the years ending December 31, 2017 through 2020 and thereafter are as follows:

Fixed Future Minimum Rentals
April 1, 2016 through December 31, 2016	$6,043,601
2017	8,318,710
2018	8,027,857
2019	7,293,332
2020	6,146,838
Thereafter	37,516,380
Total	$73,346,718

Of the Company’s total rental revenue for the three months ended March 31, 2016, approximately 36% was earned from the Commissioner of Public Works in Ireland, a state agency of Ireland, whose lease expires in 2028, 18% was earned from Acushnet, a tenant in the manufacturing industry, whose lease expires in 2019, and approximately 12% was earned from International Financial Data Services, an investor record-keeping and transfer agency provider, whose lease expires in 2024.

4. RECENT ACQUISITIONS OF REAL ESTATE

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2016 and 2015 as follows:

Property Name	Acquisition Date	Building and Improvements (1)	Land (1)		In-place Lease Intangibles (1)	Out-of- Market Lease Intangibles, Net (1)	Total (1)
2016
Domain Apartments	1/29/2016	$50,789,500	$5,690,000		$1,640,000	$—	$58,119,500

2015
Bishop’s Square	3/3/2015	$53,643,075	$—	(2)	$51,994,603	$(2,478,077)	$103,159,601

(1)	For acquisition denominated in a foreign currency, amounts have been translated at an exchange rate based on the rate in effect on the acquisition date.

(2)
The land at Bishop’s Square is subject to a 999-year ground lease with the local municipality in Ireland. Since the Company does not have title to the land, approximately $33.4 million has been recorded to in-place lease intangibles and will be amortized over the remaining term of the ground lease.

The purchase price allocation for the acquisition of the Domain Apartments is preliminary and subject to change until the Company finalizes the allocation, which will be no later than twelve months from the acquisition date.

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2016 and 2015 acquisitions, as of the date of the respective acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2016 Acquisition:
Domain Apartments	0.6	—	—

2015 Acquisition:
Bishop’s Square (1)	10.7	7.5	8.3

(1)	Excludes the effect of the ground lease, which significantly increases the weighted average useful life for these intangibles.

The table below includes the amounts of revenue and net income (loss) of the acquisition completed during 2016 which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2016:

		For the Three Months Ended
2016 Acquisitions		March 31, 2016
Domain Apartments	Revenue	$774,406
	Net income (loss)	$(674,290)

The following unaudited consolidated information is presented to give effect to the Company’s 2016 acquisition as if the acquisition had occurred on January 1, 2015. The pro forma net income (loss) was adjusted to exclude acquisition-related fees and expenses of $1.4 million for the three months ended March 31, 2016. For the three months ended March 31, 2015, the pro forma net loss was adjusted to include acquisition fees and expenses of $1.6 million, relating to the 2016 acquisition, as if these fees and expenses had been incurred as of January 1, 2015.

The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed this acquisition on January 1, 2015, nor does it purport to represent the Company’s future operations:

	For the Three Months Ended
	March 31,
	Pro Forma 2016	Pro Forma 2015
Revenues	$3,762,895	$2,363,910
Class A Common Stock:
Net income (loss) attributable to stockholders	$(169,977)	$(7,519,263)
Class T Common Stock:
Net income (loss) attributable to stockholders	$(22,532)	$—

The table below includes the amounts of revenue and net income (loss) of the acquisition completed during 2015 which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2015:

		For the Three Months Ended
2015 Acquisitions		March 31, 2015
Bishop’s Square	Revenue	$649,593
	Net income (loss)	$(2,826,037)

The following unaudited consolidated information is presented to give effect to the Company’s 2015 acquisition as if the acquisition had occurred on January 1, 2014. The pro forma net income (loss) was adjusted to exclude acquisition-related fees and expenses of $4.9 million for the three months ended March 31, 2015. For the three months ended March 31, 2014, the pro forma net income (loss) was adjusted to include acquisition fees and expenses of $4.8 million, relating to the 2015 acquisition, as if these fees and expenses had been incurred as of January 1, 2014.

The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed this acquisition on January 1, 2014, nor does it purport to represent the Company’s future operations:

	For the Three Months Ended
	March 31,
	Pro Forma 2015	Pro Forma 2014
Revenues	$2,611,709	$2,015,978
Net income (loss) attributable to Class A stockholders	$(501,457)	$(4,781,503)

5. DEBT FINANCING

As of March 31, 2016 and December 31, 2015, the Company had approximately $97.0 million and $60.2 million of debt outstanding with a weighted average interest rate of 1.56% and 1.30%, respectively. The following table describes the Company’s debt outstanding at March 31, 2016 and December 31, 2015:

Description	Origination or Assumption Date	Maturity Date		Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of March 31, 2016	Principal Outstanding at March 31, 2016	Principal Outstanding at December 31, 2015
Secured Mortgage Debt
Bishop’s Square	3/3/2015	3/2/2022		€55,200,000	Euribor + 1.30% (1)	1.30%	$62,679,600	$60,201,120
Domain Apartments	1/29/2016	1/29/2020		$34,300,000	Libor + 1.60%	2.04%	34,300,000	—
Notes Payable							$96,979,600	$60,201,120
Affiliate Note Payable
Credit Facility with Hines	12/15/2014	12/15/2016	(2)	$75,000,000	Variable	N/A	—	—
Total Note Payable to Affiliate							$—	$—
Total Principal Outstanding							$96,979,600	$60,201,120
Unamortized financing fees							(728,886)	(507,908)
Total							$96,250,714	$59,693,212

(1)	The Company entered into an interest rate cap agreement as an economic hedge against the variability of future interest rates on this borrowing.

(2)
Each advance under the credit facility with Hines (the “Hines Credit Facility”) must be repaid within six months, subject to one six-month extension at the option of the Company and subject to the satisfaction of certain conditions. Notwithstanding that each advance under the Hines Credit Facility matures six months after it is made, the Company is required to repay each advance under the Hines Credit Facility with proceeds from its public offering as such proceeds are raised, unless the Company, through the Operating Partnership, enters into a revolving credit facility (the “OP Facility”), at which point the Company may use such proceeds from its public offering to repay the OP Facility, if any, prior to repaying any advances under its credit facility with Hines. The Hines Credit Facility also permits voluntary prepayment of principal and accrued interest.

Domain Apartments Facility

In connection with the acquisition of the Domain Apartments, the Company entered into a loan agreement with Wells Fargo Bank, National Association for a principal sum of $34.3 million. Interest accrued on the loan is due and payable on the first business day of each month commencing in February 2016. The loan has a floating interest rate of Libor + 1.60%. Repayment of principal is due upon the maturity of the loan on January 29, 2020. The Company has the option to extend the term for an additional one-year period, subject to the satisfaction of certain conditions. The loan may be prepaid at any time on or after July 29, 2017, subject to certain conditions, including but not limited to, providing 30 days’ advance notice to Wells Fargo.

Hines Credit Facility

For the period from January 2016 through March 2016, the Company made draws of $3.0 million and payments of $3.0 million under the Hines Credit Facility. Additionally, from April 1, 2016 through May 10, 2016, the Company made no additional borrowings under the Hines Credit Facility, which resulted in the Company continuing to have no outstanding balance under the Hines Credit Facility as of May 10, 2016.

Financial Covenants

The Company’s loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants as of March 31, 2016.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from April 1, 2016 through December 31, 2016, for each of the years ending December 31, 2017 through December 31, 2020 and for the period thereafter.

	Payments Due by Year
	April 1, 2016 through December 31, 2016	2017	2018	2019	2020	Thereafter
Principal payments	$—	$—	$—	$—	$34,300,000	$62,679,600

6. DISTRIBUTIONS

With the authorization of its board of directors, the Company declared distributions to its stockholders and Hines Global REIT II Associates Limited Partnership (“HALP II”) for the period from October 1, 2014 through April 30, 2016. These distributions were calculated based on stockholders of record each day in an amount equal to $0.001575342 per Class A Share, per day. Also, with the authorization of the board of directors, the Company declared distributions with respect to Class T Shares for the period from August 24, 2015 through April 30, 2016. Distributions for the Company's Class T Shares were calculated based on stockholders of record each day in an amount equal to $0.001575342 per share, per day less the distribution and stockholder servicing fees that are payable with respect to such Class T Shares (as calculated on a daily basis).

Furthermore, with the authorization of its board of directors, the Company declared distributions to its stockholders and HALP II for the month of May 2016. With respect to Class A Shares, these distributions were or will be calculated based on stockholders of record each day in an amount equal to $0.001594766 per Class A Share, per day. With respect to Class T Shares these distribution were or will be calculated based on stockholders of record each day in an amount equal to $0.001594766 per Class T Share, per day less the distribution and stockholder servicing fees that are payable with respect to such Class T Shares (as calculated on a daily basis). These amounts per share, per day are an increase from the amounts per share, per day described above that were declared for the period from October 1, 2014 through April 30, 2016.

All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are being made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The following table outlines the Company’s total distributions declared to stockholders and noncontrolling interests (HALP II) for the quarter ended March 31, 2016 and for each of the quarters ended during 2015, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan.

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2016
March 31, 2016	$871,004	$886,755	$1,757,759	$3,026
Total	$871,004	$886,755	$1,757,759	$3,026

2015
December 31, 2015	$603,936	$655,664	$1,259,600	$3,059
September 30, 2015	457,698	489,796	947,494	3,060
June 30, 2015	279,432	287,799	567,231	3,027
March 31, 2015	91,135	58,691	149,826	2,993
Total	$1,432,201	$1,491,950	$2,924,151	$12,139

7. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the periods indicated below:

	Incurred
	Three Months Ended March 31,		Unpaid as of
Type and Recipient	2016	2015	March 31, 2016	December 31, 2015
Selling Commissions- Dealer Manager	$1,334,253	$1,380,645	$57,216	$276,686
Dealer Manager Fee- Dealer Manager	814,464	609,098	(6,778)	98,451
Distribution & Stockholder Servicing Fee- Dealer Manager	28,568	—	28,568	7,246
Issuer Costs- the Advisor (1)	601,083	965,503	1,375,369	2,701,249
Acquisition Fee- the Advisor and affiliates of Hines	1,307,689	2,327,715	—	—
Asset Management Fee- the Advisor and affiliates of Hines (2)	—	—	—	(119,781)
Other- the Advisor (3)	169,838	329,426	118,326	180,488
Interest Expense- Hines (4)	2,020	225,015	—	—
Property Management Fee- Hines	11,930	11,600	—	—
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	84,882	34,496	132,992	41,871
Total	$4,354,727	$5,883,498	$1,705,693	$3,186,210

(1)
See Note 2 — Summary of Significant Accounting Policies – Issuer Costs for additional information on the amendment to the Company’s Advisory Agreement regarding the reimbursement of issuer costs to the Advisor.

(2)	The Advisor waived $363,873 and $129,524 in asset management fees payable to it during the three months ended March 31, 2016 and 2015, respectively.

(3)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

(4)	Includes amounts paid related to the Hines Credit Facility.

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

As of March 31, 2016, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $96.3 million, was $96.6 million. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

9. REPORTABLE SEGMENTS

As described previously, the Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. The Company’s current business consists of owning, operating, acquiring, developing, investing in, and disposing of real estate assets. All of the Company’s consolidated revenues and property operating expenses as of March 31, 2016 are from the Company’s three consolidated real estate properties owned as of that date. As a result, the Company’s operating segments have been classified into one of three reportable segments: domestic multi-family investments, domestic other investments, and international office investments.

The tables below provide additional information related to each of the Company’s segments and a reconciliation to the Company’s net loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended March 31,
	2016	2015
Total Revenue
Domestic multi-family investments	$774,406	$—
Domestic other investments	607,667	595,731
International office investments	2,036,642	649,593
Total Revenue	$3,418,715	$1,245,324

For the three months ended March 31, 2016 and 2015, the Company’s total revenue was attributable to the following countries:

	Three Months Ended March 31,
	2016	2015
Total Revenue
United States	40%	48%
Ireland	60%	52%

For the three months ended March 31, 2016 and 2015, the Company’s property revenues in excess of expenses by segment were as follows:

	Three Months Ended March 31,
	2016	2015
Property revenues in excess of expenses (1)
Domestic multi-family investments	$528,794	$—
Domestic other investments	448,356	400,117
International office investments	1,699,483	485,836
Property revenues in excess of expenses	$2,676,633	$885,953

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of March 31, 2016 and December 31, 2015, the Company’s total assets by segment were as follows:

	March 31, 2016	December 31, 2015
Total Assets
Domestic multi-family investments	$57,967,932	$—
Domestic other investments	24,048,545	24,294,382
International office investments	107,448,157	105,076,935
Corporate-level accounts	18,540,924	19,684,932
Total Assets	$208,005,558	$149,056,249

As of March 31, 2016 and December 31, 2015, the Company’s total assets were attributable to the following countries:

	March 31, 2016	December 31, 2015
Total Assets
United States	48%	30%
Ireland	52%	70%

For the three months ended March 31, 2016 and 2015 the Company’s reconciliation of the Company’s property revenues in excess of expenses to the Company’s net loss is as follows:

	Three Months Ended March 31,
	2016	2015
Reconciliation to net income (loss)
Total property revenues in excess of expenses	$2,676,633	$885,953
Depreciation and amortization	(1,950,568)	(626,778)
Acquisition related expenses	(82,857)	(2,562,010)
Asset management and acquisition fees	(1,336,257)	(2,327,715)
General and administrative expenses	(507,752)	(409,454)
Gain (loss) on derivatives	(2,941)	(26,682)
Foreign currency gains (losses)	138,476	(234)
Interest expense	(357,179)	(301,537)
Interest income	10,578	1,890
Net income (loss)	$(1,411,867)	$(5,366,567)

10. COMMITMENTS AND CONTINGENCIES

The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s condensed consolidated financial statements.

11. SUBSEQUENT EVENTS

Dividend Reinvestment Plan

On April 13, 2016, the Company’s board of directors approved and adopted a third amended and restated distribution reinvestment plan, which it refers to as its distribution reinvestment plan, which superseded and replaced the prior version of the Company’s distribution reinvestment plan, effective as of April 25, 2016. The Company’s distribution reinvestment plan was amended and restated to reflect the new offering prices of our Class A Shares and Class T Shares to be issued pursuant to the plan. Effective as of April 25, 2016, shares issued pursuant to the distribution reinvestment plan are issued at $9.61 per Class A Share and $9.08 per Class T Share, which is equal to approximately 95% of the offering price of the primary shares of each respective class.

*****

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Executive Summary

Hines Global REIT II, Inc. (“Hines Global II” and, together with its consolidated subsidiaries, “we,” “us” or the “Company”) was formed in July 2013 to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. On August 2014, we commenced an offering of up to $2.5 billion of our common stock (the “Offering”) in any combination of Class A shares (“Class A Shares”) and Class T shares (“Class T Shares”) of the Company’s common stock. We engaged Hines Securities, Inc., an affiliate of our Advisor, to serve as the dealer manager for the Offering and market our shares. As of May 6, 2016, we have received gross offering proceeds of $153.6 million from the sale of 15.6 million shares.

On April 13, 2016, our board of directors unanimously approved an estimated net asset value, or NAV, per share of our common stock of $9.03, based on the number of shares issued and outstanding as of February 29, 2016. The estimated NAV per share reflects a 6.1% increase in the aggregate appraised value of our real estate investments when compared to the purchase price of our real estate investments excluding closing costs, transaction fees and additional capital investments since acquisition.  This 6.1% net increase resulted from a 7.9% appreciation in the aggregate appraised values of our real estate investments since their purchase, which was offset by 1.8% dilution resulting from the devaluation of the Euro against the U.S dollar. See our Current Report on Form 8-K filed with the SEC on April 15, 2016 for more information on the methodologies used to determine, and the limitations of, our estimated NAV per share.

Our cash flow from operations has been and may continue to be insufficient to fund distributions to stockholders. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. Our Advisor has agreed to waive the asset management fees otherwise payable to it for each of the quarters ended March 31, 2016 and June 30, 2016, to the extent that our modified funds from operations (“MFFO”), as disclosed in each Quarterly Report on Form 10-Q, for a particular quarter, amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. As a result of this waiver, our Advisor waived all of the $363,873 in asset management fees payable to it for the three months ended March 31, 2016. There can be no assurances that our Advisor will continue this waiver, and if not, cash available to pay distributions in future periods may be reduced.

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. The following table provides additional information regarding each of the properties in which we owned an interest as of March 31, 2016.

Property (1)	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased
2819 Loker Avenue East	Carlsbad, California	Industrial	12/2014; $25.4	6.5%	161,310	100%
Bishop's Square	Dublin, Ireland	Office	3/2015; $103.2	6.1%	153,569	100%
Domain Apartments	Las Vegas, Nevada	Multi-family	1/2016; $58.1	5.5%	331,038	92%
Total for All Investments					645,917	96%

(1)
On March 31, 2016, we effectively owned a 99.8% interest in these properties through our ownership interest in the Operating Partnership as its sole general partner. Hines Global REIT II Associates Limited Partnership (“HALP II”), an affiliate of Hines, owned the remaining 0.2% interest in the Operating Partnership.

(2)	The net purchase price for Bishop’s Square was denominated in Euros and has been translated at an exchange rate based on the rate in effect on the acquisition date.

(3)
The estimated going-in capitalization rate is determined as of the date of acquisition by dividing the projected property revenues in excess of expenses for the first fiscal year by the net purchase price (excluding closing costs and taxes). Property revenues in excess of expenses includes all projected operating revenues (rental income, tenant reimbursements, parking and any other property-related income) less all projected operating expenses (property operating and maintenance expenses, property taxes, insurance and property management fees). The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, including the assumption that the tenants will perform under their lease agreements during the 12 months following our acquisition of the properties and assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates.  In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. For a discussion of recent accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies, to the accompanying condensed consolidated financial statements. Also, a disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to our policies during 2016.

Financial Condition, Liquidity and Capital Resources

Our principal demands for funds are to purchase real estate properties and make other real estate investments, for the payment of operating expenses and distributions, and for the payment of principal and interest on any indebtedness we incur. Generally, we expect to meet operating cash needs from our cash flows from operating activities, and we expect to fund our investments using proceeds of the Offering and debt proceeds.

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

Our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. Our independent directors have approved borrowings in excess of these limitations in connection with our first two investments, as we are in the early stages of raising capital through the Offering. As of March 31, 2016, our portfolio was approximately 44% leveraged, based on the most recent appraised values of our real estate investments.

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

Net cash used in operating activities for the three months ended March 31, 2016 and 2015 was $525,243 and $4.6 million, respectively. Net cash provided by operating activities increased as a result of the acquisition of the Domain Apartments in January 2016 and the operation of Bishop’s Square (acquired March 2015) for the entire three months ended March 31, 2016 but was then reduced by the payment of acquisition fees and acquisition-related expenses totaling $1.4 million and $4.7 million for the three months ended March 31, 2016 and 2015, respectively. Under accounting principles generally accepted in the United States (“GAAP”), acquisition fees and expenses and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from the Offering and/or acquisition-related indebtedness.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 and 2015 were primarily due to the payment of $56.5 million and $102.7 million related to the acquisition of the Domain Apartments and Bishop’s Square, respectively, along with their respective lease intangibles.

Cash Flows from Financing Activities

Initial Public Offering

We commenced the Offering in August 2014 and met our minimum offering requirements for every state, except Washington and Pennsylvania, in September 2014 (the minimum offering requirements were met in March 2015 with respect to the state of Washington and December 2015 with respect to the state of Pennsylvania). During the three months ended March 31, 2016 and 2015, we raised gross proceeds of $30.4 million and $20.0 million, respectively, from the Offering, excluding proceeds from the distribution reinvestment plan.

In addition to the investing activities described previously, we use proceeds from the Offering to make certain payments to our Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions, dealer manager fees, and payments to our Advisor for reimbursement of issuer costs. During the three months ended March 31, 2016 and 2015, we made payments of $4.4 million and $2.8 million, respectively, for selling commissions, dealer manager fees, and issuer costs related to the Offering.

Distributions

Our board of directors authorized us to declare distributions with respect to Class A Shares for the period from October 1, 2014 through April 30, 2016, which have been calculated based on stockholders of record each day in an amount equal to $0.001575342 per Class A Share, per day. The board of directors also authorized us to declare distributions with respect to Class T Shares for the period from August 24, 2015 through April 30, 2016, which have been calculated based on stockholders of record each day in an amount equal to $0.001575342 per Class T Share, per day less the distribution and stockholder servicing fees, that are payable with respect to such Class T Shares (as calculated on a daily basis).

In connection with the determination of the estimated NAV per share, our board of directors determined to increase the offering prices for Class A Shares and Class T Shares in the Offering effective April 25, 2016. At that time, with the authorization of our board of directors, we also declared distributions to our stockholders and HALP II for the month of May 2016. With respect to Class A Shares, these distributions were or will be calculated based on stockholders of record each day in an amount equal to $0.001594766 per Class A Share, per day. With respect to Class T Shares, these distributions were or will be calculated based on stockholders of record each day in an amount equal to $0.001594766 per Class T Share, per day less the distribution and stockholder servicing fees that are payable with respect to such Class T Shares (as calculated on a daily basis). These amounts per share, per day are an increase from the amounts per share, per day described above that were declared for the period from October 1, 2014 through April 30, 2016.

All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the distribution reinvestment plan have been or will be reinvested in shares of the same class as the shares on which the distributions are being made. Distributions paid to stockholders (including those reinvested in shares pursuant to our distribution reinvestment plan) during the three months ended March 31, 2016 and 2015 were $1.6 million and $78,564, respectively.

We have not generated sufficient cash flows from operations to fully fund distributions paid. Therefore some or all of our distributions have been and may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. For example, for the three months ended March 31, 2016 and 2015, we funded 100% of total distributions with cash flows from financing activities, which includes offering proceeds. Since the quarter ended December 31, 2014, our Advisor has agreed to waive the asset management fees for each quarter through June 30, 2016, to the extent that our MFFO, for a particular quarter, as disclosed in our Quarterly Report on Form 10-Q or Annual Report on Form 10-K, as applicable, amounts to less than the aggregate distributions declared to our stockholders for such quarter.  As a result of these waivers, for the three months ended March 31, 2016 and 2015, our Advisor waived the full amount of its asset management fees, in an amount equal to $363,873 and $129,524, respectively.  Also, as a result of these waivers, cash flows from operations that would have been paid to our Advisor for asset management fees may be available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that are waived will not be paid to our Advisor in cash at any time in the future.

The following table outlines our total distributions declared to stockholders and noncontrolling interests (HALP II) for each of the quarters during 2016 and 2015, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan.

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities
2016
March 31, 2016	$871,004	$886,755	$1,757,759	$3,026	$—	—%	$1,760,785	100%
Total	$871,004	$886,755	$1,757,759	$3,026	$—	—%	$1,760,785	100%
2015
December 31, 2015	$603,936	$655,664	$1,259,600	$3,059	$754,717	60%	$507,942	40%
September 30, 2015	457,698	489,796	947,494	3,060	950,554	100%	—	—%
June 30, 2015	279,432	287,799	567,231	3,027	570,258	100%	—	—%
March 31, 2015	91,135	58,691	149,826	2,993	—	—%	152,819	100%
Total	$1,432,201	$1,491,950	$2,924,151	$12,139	$2,275,529	77%	$660,761	23%

Debt Financings

As mentioned previously, our portfolio was approximately 44% leveraged as of March 31, 2016 (based on the most recent appraised values of our real estate investments) with a weighted average interest rate of 1.56%. Below is additional information regarding our loan activity for the three months ended March 31, 2016 and 2015. See Note 5 — Debt Financing for additional information regarding our outstanding debt.

2016

•	We entered into $34.3 million of permanent mortgage financing related to the acquisition of the Domain Apartments.

•	We borrowed $3.0 million under the Hines Credit Facility and made payments of $3.0 million on this facility. No amounts remained outstanding under this facility as of March 31, 2016.

•	We made payments of $231,541 for financing costs related to our mortgage loan on the Domain Apartments.

2015

•	We entered into $61.8 million of permanent mortgage financing related to the acquisition of Bishop’s Square.

•	We borrowed $50.3 million under the Hines Credit Facility and made payments of $20.2 million on this facility.

•	We made payments of $607,937 for financing costs related to our loans and $47,876 for an interest rate cap related to the mortgage loan secured by Bishop’s Square.

Results of Operations

Our results of operations for the three months ended March 31, 2016 and 2015 are not indicative of those expected in future periods as we did not make our first real estate investment until December 2014. Amounts recorded in our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 are due to the following:

•
Total revenues, property operating expenses, real property taxes, property management fees, depreciation and amortization, and interest expense relate to the operation of 2819 Loker Avenue East (acquired in December 2014), Bishop’s Square (acquired in March 2015), and the Domain Apartments (acquired in January 2016).

•	Acquisition-related expenses represent costs related to the acquisition of our real estate investments, including those properties which we may acquire in future periods.

•
We expect to pay monthly asset management fees to our Advisor based on an annual fee equal to 0.75% of (i) the cost of our real estate investments or (ii) with respect to our real estate investments included in our board of directors’ most recent determination of an estimated net asset value per share, the most recently determined value of such real estate investments. As described previously, our Advisor agreed to waive asset management fees for each of the quarters ended March 31, 2016 and 2015, to the extent that our MFFO, for a particular quarter, is less than our distributions declared for such quarter. As a result of these waivers, our Advisor waived $363,873 and $129,524 in asset management fees payable to it during the three months ended March 31, 2016 and March 31, 2015, respectively.

•
We pay our Advisor acquisition fees equal to 2.25% of the purchase price of our real estate investments. Acquisition fees for the three months ended March 31, 2016 and 2015 are comprised of the $1.3 million acquisition fee incurred in relation to our acquisition of the Domain Apartments in January 2016 and the $2.3 million acquisition fee incurred in relation to our acquisition of Bishop’s Square in March 2015.

•
We pay our Dealer Manager distribution and stockholder servicing fees equal to 1.0% per annum of the gross offering price per share (or, if we are no longer offering primary shares, the then-current estimated net asset value per share, if any has been disclosed) for Class T Shares sold in the Offering. For the three months ended March 31, 2016, we incurred $28,568 of distribution and stockholder servicing fees. For the three months ended March 31, 2015, we incurred no distribution and stockholder servicing fees because no Class T Shares had been sold.

•
General and administrative expenses for the three months ended March 31, 2016 and 2015 primarily consist of legal and accounting fees, costs and expenses associated with our board of directors, transfer agent costs and insurance costs. Certain of these costs are variable and will increase in the future as we continue to raise capital and make additional real estate investments.

•
Foreign currency gains (losses) reflect the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than our functional currencies. During the three months ended March 31, 2016 and 2015, these foreign currency gains (losses) were primarily related to the weakening of the U.S. dollar against the Euro.

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

•
MFFO excludes acquisition fees payable to our Advisor and acquisition expenses. Although these amounts reduce net income, we generally fund such costs with proceeds from the Offering and/or acquisition-related indebtedness and do not consider these fees and expenses in the evaluation of our operating performance and determining MFFO.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations for the three months ended March 31, 2016 and 2015 and the period from inception through March 31, 2016. As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three months ended March 31,		Period from July 31, 2013 (date of inception) through March 31, 2016
	2016	2015
Net income (loss)	$(1,411,867)	$(5,366,567)	$(8,377,104)
Depreciation and amortization (1)	1,950,568	626,778	6,206,456
Adjustments for noncontrolling interests (2)	(810)	39,340	219,878
Funds From Operations attributable to common stockholders	537,891	(4,700,449)	(1,950,770)
Loss (gain) on derivative instruments (3)	2,941	26,682	43,476
Loss (gain) on foreign currency (4)	(128,190)	—	(117,790)
Other components of revenues and expenses (5)	(259,381)	(139,985)	(1,203,607)
Acquisition fees and expenses (6)	1,390,107	4,889,725	7,334,999
Adjustments for noncontrolling interests (2)	(1,512)	(39,644)	(74,285)
Modified Funds From Operations attributable to common stockholders	$1,541,856	$36,329	$4,032,023

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

(5)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three months ended March 31, 2016 and 2015 and the period from inception through March 31, 2016:

	Three months ended March 31,		Period from July 31, 2013 (date of inception) through March 31, 2016
	2016	2015
Straight-line rent adjustment (a)	$(169,409)	$(106,667)	$(802,288)
Amortization of lease incentives (b)	1,264	—	2,100
Amortization of out-of-market leases (b)	(91,236)	(33,318)	(403,419)
	$(259,381)	$(139,985)	$(1,203,607)

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

(6)
Represents acquisition expenses and acquisition fees paid to our Advisor that are expensed in our condensed consolidated statements of operations. We fund such costs with proceeds from the Offering and/or acquisition-related indebtedness, and therefore do not consider these expenses in evaluating our operating performance and determining MFFO.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from our debt financings, proceeds from the Offering, cash advances from our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets to fund distributions to our stockholders. For the three months ended March 31, 2016 and 2015, we funded 100% of total distributions with cash flows from financing activities, which includes offering proceeds. Additionally, our Advisor waived $363,873 and $129,524 in asset management fees payable to it for the three months ended March 31, 2016 and 2015, respectively. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.

From inception through March 31, 2016, we declared cash distributions (including those reinvested in shares pursuant to our distribution reinvestment plan) to our stockholders totaling $4.7 million, compared to our total aggregate FFO loss of $2.0 million. During the Offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income (loss) and FFO. From inception through March 31, 2016, we incurred acquisition fees and expenses totaling $7.3 million. For the three months ended March 31, 2016, we declared cash distributions (including those reinvested in shares pursuant to our distribution reinvestment plan) to our stockholders totaling $1.8 million, compared to our total aggregate FFO of $537,891. For the three months ended March 2015, we declared cash distributions (including those reinvested in shares pursuant to our distribution reinvestment plan) to our stockholders totaling $149,826, compared to our total aggregate FFO loss of $4.7 million.

Related Party Transactions and Agreements

We have entered into agreements with our Advisor, Dealer Manager and Hines and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee, distribution and stockholder servicing fees, and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 7 — Related Party Transactions in this Quarterly Report on Form 10-Q for additional information concerning our related party transactions and agreements.

Off-Balance Sheet Arrangements

As of March 31, 2016 and December 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Dividend Reinvestment Plan

On April 13, 2016, our board of directors approved and adopted a third amended and restated distribution reinvestment plan, which we refer to as our distribution reinvestment plan, which superseded and replaced the prior version of our distribution reinvestment plan, effective as of April 25, 2016. Our distribution reinvestment plan was amended and restated to reflect the new offering prices of our Class A Shares and Class T Shares to be issued pursuant to the plan. Effective as of April 25, 2016, shares issued pursuant to the distribution reinvestment plan are issued at $9.61 per Class A Share and $9.08 per Class T Share, which is equal to approximately 95% of the offering price of the primary shares of each respective class.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk, currency risk and real estate valuation risk are the primary market risks to which we are exposed. As of March 31, 2016, we were exposed to the market risks listed below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of March 31, 2016, we had $97.0 million of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $969,796 in interest expense. Additionally, in March 2015, we entered into an interest rate cap to limit our exposure to rising interest rates related to our mortgage loan secured by Bishop’s Square. See Note 5 — Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt.

Foreign Currency Risk

Our investment in Bishop’s Square is subject to the effects of exchange rate movements between the Euro and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our condensed consolidated financial statements. We have entered into a mortgage loan denominated in Euros for this investment, which provides a natural hedge with regard to changes in exchange rates between the Euro and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of Euros, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Based upon our analysis, a 10% immediate, unfavorable change in the exchange rate between the Euro and U.S. dollar would have decreased the net book value of our investment in Bishop’s Square by approximately $4.0 million and would have reduced the quarterly net income (loss) of Bishop’s Square by $61,556.

Other Risks

As described elsewhere in this Quarterly Report on Form 10-Q, our Advisor has agreed to waive the asset management fee otherwise payable to it pursuant to our Advisory Agreement for each of the quarters ended March 31, 2016 and June 30, 2016, to the extent that our MFFO, for each respective quarter, as disclosed in each Quarterly Report on Form 10-Q, for such quarter, amounts to less than 100% of the aggregate distributions declared for such quarter. There can be no assurances that our Advisor will continue this waiver subsequent to the second quarter of 2016, and if not, cash available to pay distributions in future periods may be reduced.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of May 10, 2016, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. With the exception of the risk factors set forth below, there have been no material changes from the risk factors set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

We have disclosed an estimated NAV per share of our common stock and the current purchase price our stockholders pay for shares of each class of our common stock in the Offering is higher than such estimated NAV per share. Neither the estimated NAV per share nor the offering price may be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we liquidated or dissolved or the amount you would receive upon the sale of your shares.
Due to rules of the Financial Industry Regulatory Authority, or FINRA, and due to contractual obligations in the selling agreements between our participating broker dealers and our Dealer Manager, we may from time to time disclose an estimated NAV per share of our common stock.  The price at which we sell shares of our common stock is likely to be in excess of such estimated NAV per share. For example, the estimated NAV per share of our common stock determined by our board of directors on April 13, 2016 is 10.8% and 5.6%, respectively, lower than the primary offering prices with respect to Class A Shares and Class T Shares. National Association of Securities Dealers, or “NASD,” Conduct Rule 2340, which took effect on April 11, 2016, sets forth the obligations of FINRA members to provide per share values in customer account statements calculated in a certain manner. In accordance with this rule, the customer account statements that we issue to our stockholders will reflect the estimated NAV per share determined by our board of directors. In addition, we expect to use the estimated NAV per share as the deemed estimated per share value for purposes of reports to fiduciaries of retirement plans.  Because we have used a portion of the proceeds from this offering to pay selling commissions, dealer manager fees and issuer costs in connection with our organization and the Offering, which reduce the amount of funds available for investment, unless our aggregate investments increase in value to compensate for these up-front fees and expenses, the estimated NAV per share, which will be the “value” shown on our stockholders’ account statements, will be lower than the purchase price paid by our stockholders in the Offering.
The estimated NAV per share and the primary offering price per share of each class of our common stock are likely to differ from the price that you would receive upon a resale of your shares or upon our liquidation because: (i) there is no public trading market for the shares at this time; (ii) the primary offering price involves the payment of underwriting compensation and other offering-related costs, which are likely to produce a higher purchase price than could otherwise be obtained; (iii) the estimated NAV per share and the primary offering price per share do not take into account how market fluctuations affect the value of our investments, including how disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated NAV per share and the primary offering price per share do not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.
Further, the estimated NAV per share and the primary offering price of each class of our common stock may not be an accurate reflection of the fair value of our assets and liabilities in accordance with GAAP, may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s-length transaction, may not represent the value that stockholders could realize upon a sale of the company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the prices at which Class A Shares or Class T Shares would trade if they were listed on a national securities exchange. In addition, any estimated NAV per share that we disclose may not be the equivalent of the disclosure of a market price by an open-ended real estate fund.
The methodology used to determine the estimated NAV per share of our common stock may be based upon assumptions, estimates and judgments that may not be accurate or complete, such that, if different property-specific and general real estate and capital market assumptions, estimates and judgments were used, it could result in an estimated NAV per share that is significantly different.

The U.S. Department of Labor, or DOL, has adopted certain amendments, including an amendment to the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, and the Code, which could impact our ability to raise significant additional capital in the Offering.
The DOL has adopted certain amendments, including an amendment to the definition of “fiduciary” under ERISA and the Code. The amendments have broadened the definition of “fiduciary” and have changed the prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including individual retirement accounts). The amendments take effect between April 10, 2017 and January 1, 2018. The ultimate impact of the amendments is not yet known, but when they take effect, they could have a significantly negative effect on the sale of shares of our common stock to such plans or accounts.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

Use of Proceeds from Registered Securities

On August 20, 2014, the Registration Statement on Form S-11 (File No. 333-191106) for the Offering was declared effective under the Securities Act of 1933. The Offering commenced on August 20, 2014 and is currently expected to terminate on or before August 20, 2017, unless extended by our board of directors.

From August 20, 2014 through March 31, 2016, we received gross proceeds of approximately $120.8 million through the sale of 12.2 million Class A Shares and $17.4 million through the sale of 1.8 million Class T Shares to the public in connection with the Offering. Since August 20, 2014, we have used proceeds from the Offering to pay $11.9 million of selling commissions and dealer manager fees and $7.2 million of issuer costs related to the Offering.  See Note 7 — Related Party Transactions for additional information regarding the amendment to our Advisory Agreement executed in April 2016 and effective February 29, 2016, which has reduced the amount of issuer costs payable to the Advisor as a percentage of gross offering proceeds. The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines.

Net proceeds available for investment after the payment of the costs described above were approximately $116.4 million. A portion of these proceeds, along with proceeds from debt financing, were used to make approximately $98.3 million of investments in real estate, including the purchase price of our investments, acquisition fees and expenses, and costs of leveraging each real estate investment. We had approximately $17.8 million in uninvested offering proceeds as of March 31, 2016.

Additionally, we have not generated sufficient cash flow from operations to fully fund distributions paid. From inception through March 31, 2016, a portion of our distributions have been funded with cash flows from financing activities, which includes offering proceeds. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Distributions" for a description of the sources that have been used to fund our distributions.

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

HINES GLOBAL REIT II, INC.

May 10, 2016	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

May 10, 2016	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Hines Global REIT II, Inc. (filed as Exhibit 3.1 to Pre- Effective Amendment No. 5 to the Registrant's Registration Statement on Form S-11, File No. 333-191106 (the “Registration Statement”) on August 15, 2014 and incorporated by reference herein)

3.2	Articles Supplementary of Hines Global REIT II, Inc. (filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the Registration Statement on December 12, 2014 and incorporated by reference herein)
3.3	Amended and Restated Bylaws of Hines Global REIT II, Inc. (filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Registration Statement on August 15, 2014 and incorporated by reference herein)
3.4	Articles Supplementary of Hines Global REIT II, Inc. (filed as Exhibit 3.1 to Post-Effective Amendment No. 6 to the Registration Statement on August 12, 2015 and incorporated by reference herein)
3.5	Amendment to Amended and Restated Bylaws of Hines Global REIT II, Inc., dated September 23, 2015.
4.1	Forms of Subscription Agreement (filed as Appendix B-1 and Appendix B-2 to the Prospectus filed on August 12, 2015 and incorporated by reference herein)
4.2	Hines Global REIT II, Inc. Third Amended and Restated Distribution Reinvestment Plan (filed as Appendix C to the Prospectus filed on April 29, 2016 and incorporated by reference herein)
10.1
Amendment No. 2 to Advisory Agreement, dated as of April 13, 2016 and effective as of February 29, 2016, among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP, and Hines Global REIT II, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on April 15, 2016 and incorporated by reference herein)

10.2
Loan Agreement, dated as of January 29, 2016 by and between Wells Fargo Bank, National Association, as Lender and Hines Global REIT II 891 Coronado LLC, as Borrower (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K on February 4, 2016 and incorporated by reference herein)

10.3
Promissory Note, dated as of January 29, 2016 by and between Hines Global REIT II 891 Coronado LLC, as borrower, and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K on February 4, 2016 and incorporated by reference herein)

31.1*	Certification
31.2*	Certification
32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

101*
The following materials from Hines Global REIT II, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, filed on May 10, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith