Form 10-Q
period 2016-06-30
HINES GLOBAL REIT II, INC.
filed 2016-08-12
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of August 9, 2016, approximately 14.5 million shares of the registrant’s Class A common stock and 4.8 million shares of the registrant’s Class T common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	December 31, 2015
ASSETS
Investment property, net	$128,516,836	$72,426,072
Cash and cash equivalents	51,484,196	17,224,448
Restricted cash	1,620,123	1,565,083
Derivative instruments	2,200	6,344
Tenant and other receivables	1,964,471	3,890,367
Intangible lease assets, net	51,967,404	52,152,477
Deferred leasing costs, net	58,684	60,787
Deferred financing costs, net	8,324	17,342
Other assets	5,907,817	1,713,329
Total assets	$241,530,055	$149,056,249
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$1,254,497	$920,657
Due to affiliates	7,433,192	3,186,210
Intangible lease liabilities, net	2,303,242	2,470,106
Other liabilities	2,260,208	1,866,926
Distributions payable	796,680	479,917
Notes payable, net	94,890,587	59,693,212
Total liabilities	$108,938,406	$68,617,028

Commitments and contingencies (Note 10)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000,000 preferred shares authorized, none issued or outstanding as of June 30, 2016 and December 31, 2015	—	—
Class A common stock, $0.001 par value per share; 600,000,000 authorized; 13,962,691 and 10,274,377 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	13,963	10,275
Class T common stock, $0.001 par value per share; 900,000,000 authorized; 3,831,828 and 787,405 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	3,832	787
Additional paid-in capital	149,198,840	91,576,720
Accumulated distributions in excess of earnings	(15,948,125)	(9,756,797)
Accumulated other comprehensive income (loss)	(676,861)	(1,391,764)
Total stockholders’ equity	132,591,649	80,439,221
Noncontrolling interests	—	—
Total equity	132,591,649	80,439,221
Total liabilities and equity	$241,530,055	$149,056,249

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2016 and 2015
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental revenue	$3,712,343	$2,654,563	$7,039,432	$3,888,368
Other revenue	152,715	40,827	244,341	52,349
Total revenues	3,865,058	2,695,390	7,283,773	3,940,717
Expenses:
Property operating expenses	758,212	542,171	1,320,503	807,621
Real property taxes	148,563	74,480	274,265	148,961
Property management fees	66,861	36,481	120,949	55,921
Depreciation and amortization	2,360,226	1,211,059	4,310,794	1,837,837
Acquisition related expenses	357,087	105,527	439,944	2,667,536
Asset management and acquisition fees	—	251,841	1,336,257	2,579,556
General and administrative expenses	465,471	332,237	973,224	741,693
Total expenses	4,156,420	2,553,796	8,775,936	8,839,125
Income (loss) before other income (expenses)	(291,362)	141,594	(1,492,163)	(4,898,408)
Other income (expenses):
Gain (loss) on derivative instruments	(1,320)	12,170	(4,261)	(14,511)
Foreign currency gains (losses)	(89,450)	—	49,026	(234)
Interest expense	(428,497)	(445,031)	(785,675)	(746,568)
Interest income	30,240	157	40,819	2,048
Net income (loss)	(780,389)	(291,110)	(2,192,254)	(5,657,673)
Net (income) loss attributable to noncontrolling interests	(3,051)	(3,026)	(6,078)	(6,020)
Net income (loss) attributable to common stockholders	$(783,440)	$(294,136)	$(2,198,332)	$(5,663,693)
Basic and diluted income (loss) per common share	$(0.05)	$(0.07)	$(0.15)	$(2.18)
Weighted average number of common shares outstanding	16,014,138	4,051,587	14,276,944	2,592,589
Cash distributions declared per Class A share	$0.14	$0.14	$0.29	$0.29
Cash distributions declared per Class T share	$0.12	$—	$0.24	$—

Comprehensive income (loss):
Net income (loss)	$(780,389)	$(291,110)	$(2,192,254)	$(5,657,673)
Other comprehensive income (loss):
Foreign currency translation adjustment	(912,211)	918,487	714,903	(679,147)
Comprehensive income (loss)	$(1,692,600)	$627,377	$(1,477,351)	$(6,336,820)
Comprehensive (income) loss attributable to noncontrolling interests	(3,051)	—	(6,078)	—
Comprehensive income (loss) attributable to common stockholders	$(1,695,651)	$627,377	$(1,483,429)	$(6,336,820)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2016 and 2015
(UNAUDITED)

Hines Global REIT II, Inc. Stockholders
	Common Shares				Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of January 1, 2016	10,274,377	$10,275	787,405	$787	$91,576,720	$(9,756,797)	$(1,391,764)	$80,439,221	$—
Issuance of common shares	3,712,446	3,712	3,044,423	3,045	65,790,960	—	—	65,797,717	—
Distributions declared	—	—	—	—	—	(3,992,996)	—	(3,992,996)	(6,078)
Redemption of common shares	(24,132)	(24)	—	—	(233,740)	—	—	(233,764)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	—	—	(6,459,670)	—	—	(6,459,670)	—
Issuer costs	—	—	—	—	(1,475,430)	—	—	(1,475,430)	—
Net income (loss)	—	—	—	—	—	(2,198,332)	—	(2,198,332)	6,078
Foreign currency translation adjustment	—	—	—	—	—	—	714,903	714,903	—
Balance as of June 30, 2016	13,962,691	$13,963	3,831,828	$3,832	$149,198,840	$(15,948,125)	$(676,861)	$132,591,649	$—

Hines Global REIT II, Inc. Stockholders
	Common Shares				Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of January 1, 2015	420,541	$421	—	$—	$42,218	$(1,182,941)	$—	$(1,140,302)	$—
Issuance of common shares	4,898,666	4,898	—	—	48,833,704	—	—	48,838,602	—
Distributions declared	—	—	—	—	—	(717,057)	—	(717,057)	(6,020)
Selling commissions and dealer manager fees	—	—	—	—	(4,765,876)	—	—	(4,765,876)	—
Issuer costs	—	—	—	—	(2,213,213)	—	—	(2,213,213)	—
Net income (loss)	—	—	—	—	—	(5,663,693)	—	(5,663,693)	6,020
Foreign currency translation adjustment	—	—	—	—	—	—	(679,147)	(679,147)	—
Balance as of June 30, 2015	5,319,207	$5,319	—	$—	$41,896,833	$(7,563,691)	$(679,147)	$33,659,314	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2016 and 2015
(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,192,254)	$(5,657,673)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	4,204,435	1,743,525
Foreign currency (gains) losses	(49,026)	234
(Gain) loss on derivative instruments	4,261	14,511
Changes in assets and liabilities:
Change in other assets	134,065	28,118
Change in tenant and other receivables	(143,247)	(2,036,576)
Change in accounts payable and accrued expenses	296,249	896,744
Change in other liabilities	1,025	1,346,621
Change in due to affiliates	41,625	(254,916)
Net cash from operating activities	2,297,133	(3,919,412)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(56,518,873)	(102,689,457)
Capital expenditures at operating property	(53,247)	—
Deposits on investment property	(5,780,000)	—
Change in restricted cash	(24,235)	(87,984)
Net cash from investing activities	(62,376,355)	(102,777,441)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	66,022,622	48,421,015
Redemption of common shares	(233,764)	—
Payment of issuer costs	(2,837,067)	(2,580,038)
Reimbursement of issuer costs	4,049,963	—
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(4,944,350)	(4,766,817)
Distributions paid to stockholders and noncontrolling interests	(1,826,202)	(279,449)
Proceeds from notes payable	34,300,000	61,768,800
Proceeds from related party note payable	3,000,000	50,300,000
Payments on related party note payable	(3,000,000)	(43,782,286)
Change in security deposit liability	19,683	(247)
Deferred financing costs paid	(252,864)	(625,876)
Payments related to interest rate contracts	—	(47,876)
Net cash from financing activities	94,298,021	108,407,226
Effect of exchange rate changes on cash	40,949	(81,886)
Net change in cash and cash equivalents	34,259,748	1,628,487
Cash and cash equivalents, beginning of period	17,224,448	2,726,742
Cash and cash equivalents, end of period	$51,484,196	$4,355,229

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$647,571	$445,077

Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$796,680	$231,649
Distributions reinvested	$1,856,109	$230,350
Offering proceeds due from transfer agent	$868,560	$249,438
Non-cash net liabilities acquired	$100,238	$470,144
Offering costs payable to the Advisor	$1,339,612	$1,848,513
Distribution and stockholder servicing fees payable to the Dealer Manager	$1,825,776	$—
Equipment acquired under capital lease	$214,748	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2016 and 2015

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global REIT II, Inc. as of June 30, 2016 and December 31, 2015, the results of operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2015 included in Hines Global REIT II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

Hines Global REIT II, Inc. (the “Company”), was formed as a Maryland corporation on July 31, 2013 for the purpose of engaging in the business of investing in and owning commercial real estate properties and other real estate investments. The Company intends to conduct substantially all of its operations through Hines Global REIT II Properties, LP (the “Operating Partnership”). Beginning with its taxable year ended December 31, 2015, the Company has operated and intends to continue to operate in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The business of the Company is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement between the Company, the Advisor and the Operating Partnership (defined below).

On August 20, 2014, the Company commenced an offering of up to $2.5 billion of its common stock (the “Offering”) in any combination of Class A shares (“Class A Shares”) and Class T shares (“Class T Shares”) of the Company’s common stock. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for the Offering and market its shares. As of August 9, 2016, the Company had received gross offering proceeds of $190.3 million from the sale of 19.4 million shares.

The Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. As of June 30, 2016, the Company owned direct investments in three properties. These properties consist of 2819 Loker Avenue East, an industrial building located in Carlsbad, California, Bishop’s Square, a Class A office building located in Dublin, Ireland, and the Domain Apartments, a multi-family community, located near Las Vegas in Henderson, Nevada. See Note 11 — Subsequent Events for additional information regarding the Company’s acquisition of Cottonwood Corporate Center in July 2016.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q include the accounts of Hines Global REIT II, Inc. and the Operating Partnership (over which the Company exercises financial and operating control). All intercompany balances and transactions have been eliminated in consolidation. As a result of the adoption of ASU 2015-02, the Company has determined that the Operating Partnership is considered a variable interest entity (“VIE”). However, the Company meets the disclosure exemption criteria, as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest. Additionally, the Company has retroactively changed, for the six months ended June 30, 2015, its classification of distributions in its consolidated balance sheet and statement of equity by reflecting such distributions as charges against “accumulated distributions in excess of earnings” to be consistent with the 2016 presentation. This presentation change had no impact on the balances in total equity in any of the periods presented.

Tenant and Other Receivables

As of June 30, 2016 and December 31, 2015, in addition to the straight-line rent receivable discussed below, tenant and other receivables also consisted of a receivable from the Company’s transfer agent related to offering proceeds not yet received of $868,560 and $2.9 million, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $711,817 and $525,250 as of June 30, 2016 and December 31, 2015, respectively. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended June 30, 2016 and 2015, the Company had $40,361 and $26,798, respectively, of deferred financing costs amortized into interest expense in the accompanying condensed consolidated statement of operations. For the six months ended June 30, 2016 and 2015, the Company had $75,731 and $36,916, respectively, of deferred financing costs amortized into interest expense in the accompanying condensed consolidated statement of operations.

Other Assets

Other assets included the following:

	June 30, 2016	December 31, 2015
Deposits on investment property (1)(2)	$5,780,000	$1,500,000
Prepaid insurance	96,988	202,859
Other	30,829	10,470
Other assets	$5,907,817	$1,713,329

(1)
As of June 30, 2016, this amount consisted of $4.8 million in earnest money deposits in connection with the acquisition of Cottonwood Corporate Center, which the Company acquired in July 2016, and a $1.0 million earnest money deposit in connection with the potential acquisition of Goodyear Crossing II. See Note 11 — Subsequent Events for additional information regarding Cottonwood Corporate Center and Note 3 — Investment Property for additional information regarding Goodyear Crossing II.

(2)	As of December 31, 2015, this amount consisted of a deposit that had been paid related to the acquisition of the Domain Apartments, which was completed in January 2016.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivables were $968,930 and $627,875 as of June 30, 2016 and December 31, 2015, respectively. Straight-line rent receivables consist of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Issuer Costs

Subject to the limitations described below, the Company reimburses the Advisor and its affiliates for any issuer costs related to the Offering that it pays on the Company’s behalf.  Such costs consist of, among other costs, expenses of the Company’s organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. Organizational issuer costs, such as expenses associated with the formation of the Company and its board of directors, are expensed as incurred, and offering-related issuer costs are recorded as an offset to additional paid-in capital. From inception to June 30, 2016, issuer costs incurred by the Advisor on the Company’s behalf totaled $9.4 million, of which $45,914 related to organizational issuer costs.

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

Distribution and Stockholder Servicing Fee

Per the terms of the Company’s Third Amended and Restated Dealer Manager Agreement, the Company will pay a distribution and stockholder servicing fee of 1.0% per annum of the gross offering price per share (or, if the Company is no longer offering primary shares, the then-current estimated net asset value per share, if any has been disclosed) for Class T Shares sold in the Offering. The Company will cease paying the distribution and stockholder servicing fee with respect to any particular Class T Share and that Class T Share will convert into a number of Class A Shares on the earlier of: (i) a listing of the Class A Shares on a national securities exchange; (ii) a merger or consolidation of the Company with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets; (iii) the end of the month in which the Dealer Manager determines that total underwriting compensation paid in the Offering including the distribution and stockholder servicing fee paid on all Class T Shares sold in the Offering is equal to 10.0% of the gross proceeds of the Offering from the sale of both Class A Shares and Class T Shares; (iv) the end of the month in which the transfer agent, on behalf of the Company, determines that underwriting compensation paid in the primary offering including the distribution and stockholder servicing fee paid with respect to the Class T Shares held by a stockholder within his or her particular account equals 10.0% of the gross offering price at the time of investment of the Class T Shares held in such account; and (v) on any Class T Share that is redeemed or repurchased. Although the Company cannot predict the length of time over which this fee will be paid due to potential changes in the offering price or estimated net asset value of the Company’s Class T Shares, this fee would be paid over approximately 5.25 years from the date of purchase, assuming a constant per share offering price or estimated net asset value, as applicable.

The Company records distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T Shares on the date the shares are issued.  The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable pursuant to the conditions described above. As of June 30, 2016, the Company has recorded a $1.8 million liability related to these fees, which is included in due to affiliates on the condensed consolidated financial statements. See Note 7 — Related Party Transactions for additional information regarding this fee.

Recent Accounting Pronouncements

In September 2015, the FASB issued new guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Buildings and improvements (1)	$118,717,488	$66,683,711
Less: accumulated depreciation	(3,090,652)	(1,457,639)
Buildings and improvements, net	115,626,836	65,226,072
Land	12,890,000	7,200,000
Investment property, net	$128,516,836	$72,426,072

(1)
Included in buildings and improvements is approximately $183,685 and $175,747 of construction-in-progress related to a planned expansion at Bishop's Square as of June 30, 2016 and December 31, 2015, respectively.

In January 2016, the Company acquired the Domain Apartments, a multi-family community located near Las Vegas in Henderson, Nevada. The net purchase price was $58.1 million, exclusive of transaction costs and working capital reserves. The Domain Apartments community was constructed in January 2014, and consists of 308 units that were 98% leased as of June 30, 2016. See Note 4 — Recent Acquisitions of Real Estate for additional information on the Domain Apartments.

In June 2016, the Company entered into a contract to acquire Goodyear Crossing II, a Class-A industrial warehouse located in Goodyear, Arizona, a submarket of Phoenix, Arizona. The contract purchase price is $56.2 million, exclusive of transaction costs and working capital reserves. Goodyear Crossing II was constructed during the period between 2008 and 2009 and consists of 820,384 square feet of net rentable area that is 100% leased to Amazon.com. The Company funded a $1.0 million earnest money deposit on June 27, 2016, which may not be refunded if the Company does not close on this acquisition. The Company expects the closing of this acquisition to occur in August 2016, subject to a number of closing conditions.

See Note 11 — Subsequent Events for additional information regarding the acquisition of Cottonwood Corporate Center in July 2016.

As of June 30, 2016, the cost basis and accumulated amortization related to lease intangibles are as follows:

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$57,004,025	$421,952	$(2,866,118)
Less: accumulated amortization	(5,384,174)	(74,399)	562,876
Net	$51,619,851	$347,553	$(2,303,242)

As of December 31, 2015, the cost basis and accumulated amortization related to lease intangibles were as follows:

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$54,447,775	$414,428	$(2,815,011)
Less: accumulated amortization	(2,664,151)	(45,575)	344,905
Net	$51,783,624	$368,853	$(2,470,106)

Amortization expense of in-place leases was $1.5 million and $792,768 for the three months ended June 30, 2016 and 2015, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $93,412 and $96,260 for the three months ended June 30, 2016 and 2015, respectively.

Amortization expense of in-place leases was $2.7 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $184,648 and $129,578 for the six months ended June 30, 2016 and 2015, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from July 1, 2016 through December 31, 2016 and for each of the years ending December 31, 2017 through December 31, 2020 are as follows:

	In-Place Lease	Out-of-Market Leases, Net
July 1, 2016 through December 31, 2016	$1,494,934	$(162,163)
2017	2,759,497	(267,210)
2018	2,364,467	(168,931)
2019	2,005,504	(168,931)
2020	1,503,616	(168,931)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of June 30, 2016, the approximate fixed future minimum rentals for the period from July 1, 2016 through December 31, 2016, for each of the years ending December 31, 2017 through 2020 and thereafter are as follows:

Fixed Future Minimum Rentals
July 1, 2016 through December 31, 2016	$4,102,374
2017	8,470,398
2018	8,171,209
2019	7,438,462
2020	6,293,417
Thereafter	38,411,004
Total	$72,886,864

Of the Company’s total rental revenue for the six months ended June 30, 2016, approximately 34% was earned from the Commissioner of Public Works in Ireland, a state agency of Ireland, whose lease expires in 2028, 17% was earned from Acushnet, a tenant in the manufacturing industry, whose lease expires in 2019, and approximately 12% was earned from International Financial Data Services, an investor record-keeping and transfer agency provider, whose lease expires in 2024.

Capital Lease Obligations

In May 2016, the Company entered into a lease agreement for equipment at Bishop’s Square which is being treated as a capital lease that expires in May 2017. This leased asset with a value of approximately $220,000 has been recorded in buildings and improvements in the Company’s condensed consolidated balance sheet as of June 30, 2016. The following schedule provides the future minimum lease payments together with the present value of the net minimum lease payments under the Company’s capital lease obligation for the period from July 1, 2016 through December 31, 2016 and for the year ending December 31, 2017:

July 1, 2016 through December 31, 2016	$61,295
2017	146,350
Total	$207,645
Less: amount representing interest (1)	$(1,797)
Present value of net minimum lease payments (2)	$205,848

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the incremental borrowing rate at lease inception.

(2)	Included in the condensed consolidated balance sheet under the caption, other liabilities, as of June 30, 2016.

4. RECENT ACQUISITIONS OF REAL ESTATE

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2016 and 2015 as follows:

Property Name	Acquisition Date	Building and Improvements (1)	Land (1)		In-place Lease Intangibles (1)	Out-of- Market Lease Intangibles, Net (1)	Total (1)
2016
Domain Apartments	1/29/2016	$50,789,500	$5,690,000		$1,640,000	$—	$58,119,500

2015
Bishop’s Square	3/3/2015	$53,643,075	$—	(2)	$51,994,603	$(2,478,077)	$103,159,601

(1)	For Bishop’s Square, which was denominated in Euros, amounts have been translated at an exchange rate based on the rate in effect on the acquisition date.

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

The table below includes the amounts of revenue and net income (loss) of the acquisition completed during the six months ended June 30, 2016, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016:

		For the Three Months Ended	For the Six Months Ended
2016 Acquisitions		June 30, 2016	June 30, 2016
Domain Apartments	Revenue	$1,160,027	$1,934,432
	Net income (loss)	$(658,281)	$(1,332,571)

The following unaudited consolidated information is presented to give effect to the Company’s 2016 acquisition as if the acquisition had occurred on January 1, 2015. The pro forma net income (loss) was adjusted to exclude acquisition-related fees and expenses of $357,087 and $1.7 million for the three and six months ended June 30, 2016, respectively. For the six months ended June 30, 2015, the pro forma net loss was adjusted to include acquisition fees and expenses of $1.9 million, relating to the 2016 acquisition, as if these fees and expenses had been incurred as of January 1, 2015. There were $105,527 of acquisition fees and expenses excluded for the three months ended June 30, 2015.

The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed this acquisition on January 1, 2015, nor does it purport to represent the Company’s future operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Pro Forma 2016	Pro Forma 2015	Pro Forma 2016	Pro Forma 2015
Revenues	$3,865,058	$3,838,463	$7,635,488	$6,226,864
Net income (loss) attributable to stockholders	$(426,353)	$(965,534)	$(639,102)	$(8,752,056)

The table below includes the amounts of revenue and net income (loss) of the acquisition completed during the six months ended June 30, 2015, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2015:

		For the Three Months Ended	For the Six Months Ended
2015 Acquisitions		June 30, 2015	June 30, 2015
Bishop’s Square	Revenue	$2,094,817	$2,744,411
	Net income (loss)	$307,973	$(2,518,060)

The following unaudited consolidated information is presented to give effect to the Company’s 2015 acquisition as if the acquisition had occurred on January 1, 2014. The pro forma net income (loss) was adjusted to exclude acquisition-related fees and expenses of $105,527 and $5.0 million for the three and six months ended June 30, 2015, respectively. For the three and six months ended June 30, 2014, the pro forma net income (loss) was adjusted to include acquisition fees and expenses of zero and $4.9 million, respectively, relating to the 2015 acquisition, as if these fees and expenses had been incurred as of January 1, 2014.

The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed this acquisition on January 1, 2014, nor does it purport to represent the Company’s future operations:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Pro Forma 2015	Pro Forma 2014	Pro Forma 2015	Pro Forma 2014
Revenues	$2,695,390	$2,081,178	$5,335,793	$4,139,487
Net income (loss) attributable to stockholders	$(185,583)	$195,076	$(2,263,417)	$(4,541,049)

5. DEBT FINANCING

As of June 30, 2016 and December 31, 2015, the Company had approximately $95.6 million and $60.2 million of debt outstanding with a weighted average interest rate of 1.57% and 1.30%, respectively. The following table provides additional information regarding the Company’s debt outstanding at June 30, 2016 and December 31, 2015:

Description	Origination or Assumption Date	Maturity Date		Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of June 30, 2016	Principal Outstanding at June 30, 2016	Principal Outstanding at December 31, 2015
Secured Mortgage Debt
Bishop’s Square	3/3/2015	3/2/2022		€55,200,000	Euribor + 1.30% (1)	1.30%	$61,294,080	$60,201,120
Domain Apartments	1/29/2016	1/29/2020		$34,300,000	Libor + 1.60%	2.07%	34,300,000	—
Notes Payable							$95,594,080	$60,201,120
Affiliate Note Payable
Credit Facility with Hines	12/15/2014	12/15/2016	(2)	$75,000,000	Variable	N/A	—	—
Total Note Payable to Affiliate							$—	$—
Total Principal Outstanding							$95,594,080	$60,201,120
Unamortized financing fees							(703,493)	(507,908)
Total							$94,890,587	$59,693,212

(1)	The Company entered into a 2.0% Euribor interest rate cap agreement at the loan origination date as an economic hedge against the variability of future interest rates on this borrowing.

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

Hines Credit Facility

For the period from January 2016 through June 2016, the Company made draws of $3.0 million and payments of $3.0 million under the Hines Credit Facility. Additionally, from July 1, 2016 through August 12, 2016, the Company made draws and repayments of $8.0 million under the Hines Credit Facility, which resulted in the Company continuing to have no outstanding balance under the Hines Credit Facility as of August 12, 2016.

Financial Covenants

The Company’s loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants as of June 30, 2016.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from July 1, 2016 through December 31, 2016, for each of the years ending December 31, 2017 through December 31, 2020 and for the period thereafter.

	Payments Due by Year
	July 1, 2016 through December 31, 2016	2017	2018	2019	2020	Thereafter
Principal payments	$—	$—	$—	$—	$34,300,000	$61,294,080

6. DISTRIBUTIONS

With the authorization of its board of directors, the Company declared distributions with respect to Class A Shares of the Company’s common stock for the period from October 1, 2014 through August 31, 2016. For the period from October 1, 2014 through April 30, 2016, distributions for Class A Shares were calculated based on stockholders of record each day in an amount equal to $0.001575342 per share, per day. The distribution rate per share, per day was increased effective May 1, 2016. As a result, with respect to the period from May 1, 2016 through August 31, 2016, distributions for Class A Shares were or will be calculated based on stockholders of record each day in an amount equal to $0.001594766 per share, per day. Also, with the authorization of the board of directors, the Company declared distributions with respect to Class T Shares of the Company’s common stock for the period from August 24, 2015 through August 31, 2016. For the period from August 24, 2015 through April 30, 2016, distributions for Class T Shares were calculated based on stockholders of record each day in an amount equal to $0.001575342 per share, per day less the distribution and stockholder servicing fees that were payable with respect to such Class T Shares (as calculated on a daily basis). The distribution rate per share, per day was increased effective May 1, 2016. As a result, with respect to the period from May 1, 2016 through August 31, 2016, distributions for Class T Shares were or will be calculated based on stockholders of record each day in an amount equal to $0.001594766 per share, per day less the distribution and stockholder servicing fees that are payable with respect to such Class T Shares (as calculated on a daily basis).

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

The following table outlines the Company’s total distributions declared to stockholders and noncontrolling interests (HALP II) for each of the quarters ended during 2016 and 2015, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan.

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2016
June 30, 2016	$1,106,860	$1,128,377	$2,235,237	$3,052
March 31, 2016	871,004	886,755	1,757,759	3,026
Total	$1,977,864	$2,015,132	$3,992,996	$6,078

2015
December 31, 2015	$603,936	$655,664	$1,259,600	$3,059
September 30, 2015	457,698	489,796	947,494	3,060
June 30, 2015	279,432	287,799	567,231	3,027
March 31, 2015	91,135	58,691	149,826	2,993
Total	$1,432,201	$1,491,950	$2,924,151	$12,139

7. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the periods indicated below:

	Incurred
	Three Months Ended June 30,		Six Months Ended June 30,		Unpaid as of
Type and Recipient	2016	2015	2016	2015	June 30, 2016	December 31, 2015
Selling Commissions- Dealer Manager	$1,427,053	$1,938,836	$2,761,308	$3,319,480	$57,508	$276,686
Dealer Manager Fee- Dealer Manager	1,022,301	837,296	1,836,765	1,446,395	7,168	98,451
Distribution & Stockholder Servicing Fee- Dealer Manager	1,861,597	—	1,861,597	—	1,825,776	7,246
Issuer Costs- the Advisor (1)	874,348	883,010	1,475,430	1,848,513	5,389,575	2,701,249
Acquisition Fee- the Advisor and affiliates of Hines	—	—	1,307,689	2,327,715	—	—
Asset Management Fee- the Advisor and affiliates of Hines (2)	—	251,841	—	251,841	—	(119,781)
Other- the Advisor (3)	193,942	119,724	363,780	449,150	94,427	180,488
Interest Expense- Hines (4)	—	206,321	2,020	431,337	—	—
Property Management Fee- Hines	11,929	11,600	23,859	23,200	—	—
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	86,100	85,812	170,982	120,308	58,738	41,871
Total	$5,477,270	$4,334,440	$9,803,430	$10,217,939	$7,433,192	$3,186,210

(1)
See Note 2 — Summary of Significant Accounting Policies – Issuer Costs for additional information on the amendment to the Company’s Advisory Agreement regarding the reimbursement of issuer costs to the Advisor.

(2)
The Advisor waived all of the $376,550 and $740,423 in asset management fees payable to it during the three and six months ended June 2016, respectively. The Advisor also waived $129,524 in asset management fees payable to it during the three months ended March 31, 2015. However, since MFFO exceeded distributions declared to the Company’s stockholders during the three months ended June 30, 2015, no asset management fees were waived by the Advisor for that period.

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

As of June 30, 2016, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $94.9 million, was $95.3 million. As of December 31, 2015, the Company estimated that the book value of its note payable, excluding deferred financing costs, approximates its fair value since its variable interest rate approximated the then current lending rate for loans with similar maturities and credit quality. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

9. REPORTABLE SEGMENTS

As described previously, the Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. The Company’s current business consists of owning, operating, acquiring, developing, investing in, and disposing of real estate assets. All of the Company’s consolidated revenues and property operating expenses as of June 30, 2016 are from the Company’s three consolidated real estate properties owned as of that date. As a result, the Company’s operating segments have been classified into one of three reportable segments: domestic multi-family investments, domestic other investments, and international office investments.

The tables below provide additional information related to each of the Company’s segments and a reconciliation to the Company’s net loss, as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total Revenue
Domestic multi-family investments	$1,160,027	$—	$1,934,432	$—
Domestic other investments	600,662	600,573	1,208,329	1,196,306
International office investments	2,104,369	2,094,817	4,141,012	2,744,411
Total Revenue	$3,865,058	$2,695,390	$7,283,773	$3,940,717

For the three and six months ended June 30, 2016 and 2015, the Company’s total revenue was attributable to the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total Revenue
United States	46%	22%	43%	30%
Ireland	54%	78%	57%	70%

For the three and six months ended June 30, 2016 and 2015, the Company’s property revenues in excess of expenses by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Property revenues in excess of expenses (1)
Domestic multi-family investments	$697,622	$—	$1,226,415	$—
Domestic other investments	460,033	449,628	908,390	849,746
International office investments	1,733,767	1,592,630	3,433,251	2,078,468
Property revenues in excess of expenses	$2,891,422	$2,042,258	$5,568,056	$2,928,214

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of June 30, 2016 and December 31, 2015, the Company’s total assets by segment were as follows:

	June 30, 2016	December 31, 2015
Total Assets
Domestic multi-family investments	$56,549,931	$—
Domestic other investments	23,916,392	24,294,382
International office investments	105,590,438	105,076,935
Corporate-level accounts	55,473,294	19,684,932
Total Assets	$241,530,055	$149,056,249

As of June 30, 2016 and December 31, 2015, the Company’s total assets were attributable to the following countries:

	June 30, 2016	December 31, 2015
Total Assets
United States	56%	30%
Ireland	44%	70%

For the three and six months ended June 30, 2016 and 2015 the Company’s reconciliation of the Company’s property revenues in excess of expenses to the Company’s net loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Reconciliation to net income (loss)
Total property revenues in excess of expenses	$2,891,422	$2,042,258	$5,568,056	$2,928,214
Depreciation and amortization	(2,360,226)	(1,211,059)	(4,310,794)	(1,837,837)
Acquisition related expenses	(357,087)	(105,527)	(439,944)	(2,667,536)
Asset management and acquisition fees	—	(251,841)	(1,336,257)	(2,579,556)
General and administrative expenses	(465,471)	(332,237)	(973,224)	(741,693)
Gain (loss) on derivatives	(1,320)	12,170	(4,261)	(14,511)
Foreign currency gains (losses)	(89,450)	—	49,026	(234)
Interest expense	(428,497)	(445,031)	(785,675)	(746,568)
Interest income	30,240	157	40,819	2,048
Net income (loss)	$(780,389)	$(291,110)	$(2,192,254)	$(5,657,673)

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

11. SUBSEQUENT EVENTS

Cottonwood Corporate Center

In July 2016, the Company acquired Cottonwood Corporate Center, a four-building, Class-A office project located in Cottonwood, Utah, a submarket of Salt Lake City, Utah. The net purchase price was $139.2 million, exclusive of transaction costs and working capital reserves. Cottonwood Corporate Center was constructed during the period between in 1997 and 2000 and consists of 490,030 square feet of net rentable area that is 93% leased. The Company has not concluded its accounting for this recent acquisition, but it expects that the purchase price will primarily be allocated to building, land, in-place leases and out-of-market lease intangibles.

The Company entered into a loan agreement with Principal Life Insurance Company (“Principal Life”) for a principal sum of $78.0 million to fund the acquisition of Cottonwood Corporate Center. The loan is secured by a first priority lien on the Company’s interest in Cottonwood Corporate Center and assignments of all of its leases and rents and the personal property on the premises of Cottonwood Corporate Center. Principal and interest accrued on the loan are due and payable on the first day of each month commencing in September 2016. The note has a fixed interest rate per annum equal to 2.98% and matures on August 1, 2023. The loan may be prepaid at any time on or after April 1, 2023, subject to certain conditions, including but not limited to providing 30 days’ advance written notice to Principal Life and, in the event of prepayment of the loan prior to April 1, 2023, the payment of a prepayment penalty.

Amendment to the Dealer Manager Agreement, Update to Primary Share Offering Prices and Dividend Reinvestment Plan Prices

On July 25, 2016, the Company, the Dealer Manager and the Advisor entered into the Third Amended and Restated Dealer Manager Agreement, effective as of August 2, 2016 (the “Amended Dealer Manager Agreement”). Pursuant to the Amended Dealer Manager Agreement, the Advisor will pay a portion of the dealer manager fees payable to the dealer manager in an amount equal to 1.5% of the gross offering proceeds with respect to Class A Shares and Class T Shares sold in the primary Offering on and after August 2, 2016. The Advisor will not be reimbursed by the Company in any way for the payment of such dealer manager fees.

In conjunction with the entry into the Amended Dealer Manager Agreement, the Company’s board of directors determined new primary offering prices of $9.96 per Class A Share and $9.411 per Class T Share, effective as of August 2, 2016. These new primary offering prices reflect a reduction equal to the per share amount of dealer manager fees the Company’s Advisor has agreed to pay with respect to the Class A Shares and Class T Shares sold in the primary Offering on and after August 2, 2016.

In addition, effective August 5, 2016, the Company’s board of directors adopted the fourth amended and restated distribution reinvestment plan (the “Amended DRP”) to reflect a new offering price for the Class A Shares to be issued pursuant to the distribution reinvestment plan. The offering price for the Class T Shares to be issued pursuant to the plan did not change. The offering prices under the Amended DRP are $9.46 per Class A Share and $9.08 per Class T Share. The new offering price of the Class A Shares under the Amended DRP will first be applied to distributions declared for the month of August 2016, which will be reinvested on September 1, 2016.

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

Executive Summary

Hines Global REIT II, Inc. (“Hines Global II” and, together with its consolidated subsidiaries, “we,” “us” or the “Company”) was formed in July 2013 to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. In August 2014, we commenced an offering of up to $2.5 billion of our common stock (the “Offering”) in any combination of Class A shares (“Class A Shares”) and Class T shares (“Class T Shares”) of our common stock. We engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of our Advisor, to serve as the dealer manager for the Offering and market our shares. As of August 9, 2016, we have received gross offering proceeds of $190.3 million from the sale of 19.4 million shares.

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

Our cash flow from operations has been and may continue to be insufficient to fund distributions to stockholders. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. Commencing with the quarter ended December 31, 2014, our Advisor agreed to waive the asset management fees for each quarter through September 30, 2016, to the extent that our modified funds from operations (“MFFO”), for a particular quarter is less than our distributions declared for such quarter, as disclosed in each Quarterly Report on Form 10-Q or Annual Report on Form 10-K, as applicable. As a result of these waivers, our Advisor waived all of the $376,550 and $740,423 in asset management fees payable to it for the three and six months ended June 30, 2016, respectively. Further, our Advisor waived $129,524 of the asset management fees payable to it for the six months ended June 30, 2015. However, since MFFO exceeded distributions declared during the three months ended June 30, 2015, no asset management fees were waived by our Advisor for that period. There can be no assurances that our Advisor will continue this waiver, and if not, cash available to pay distributions in future periods may be reduced.

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. The following table provides additional information regarding each of the properties in which we owned an interest as of June 30, 2016 and includes the effect of Cottonwood Corporate Center, which we acquired on July 5, 2016.

Property (1)	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased
2819 Loker Avenue East	Carlsbad, California	Industrial	12/2014; $25.4	6.5%	161,310	100%
Bishop's Square	Dublin, Ireland	Office	3/2015; $103.2	6.1%	153,569	100%
Domain Apartments	Las Vegas, Nevada	Multi-family	1/2016; $58.1	5.5%	331,038	98%
Cottonwood Corporate Center	Salt Lake City, Utah	Office	7/2016; $139.2	6.9%	490,030	93%
Total for All Investments					1,135,947	96%

(1)
We effectively owned a 99.9% interest in the properties we had acquired as of June 30, 2016 through our ownership interest in the Operating Partnership as its sole general partner. Hines Global REIT II Associates Limited Partnership (“HALP II”), an affiliate of Hines, owned the remaining 0.1% interest in the Operating Partnership as of that date.

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

In June 2016, we entered into a contract to acquire Goodyear Crossing II, a Class-A industrial warehouse located in Goodyear, Arizona, a submarket of Phoenix, Arizona. The contract purchase price is $56.2 million, exclusive of transaction costs and working capital reserves. Goodyear Crossing II was constructed during the period between 2008 and 2009 and consists of 820,384 square feet of net rentable area that is 100% leased to Amazon.com. We funded a $1.0 million earnest money deposit on June 27, 2016, which may not be refunded if we do not close on this acquisition. We expect the closing of this acquisition to occur in August 2016, subject to a number of closing conditions.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates.  In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. For a discussion of recent accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies, to the accompanying condensed consolidated financial statements. Also, a disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2015 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Unless described below, there have been no significant changes to our policies during 2016.

Distribution and Stockholder Servicing Fee

Per the terms of our Amended Dealer Manager Agreement, we will pay a distribution and stockholder servicing fee of 1.0% per annum of the gross offering price per share (or, if we are no longer offering primary shares, the then-current estimated net asset value per share, if any has been disclosed) for Class T Shares sold in the Offering. The distribution and stockholder servicing fees are ongoing fees that are not paid at the time of purchase. We will cease paying the distribution and stockholder servicing fee with respect to any particular Class T Share and that Class T Share will convert into a number of Class A Shares on the earlier of: (i) a listing of the Class A Shares on a national securities exchange; (ii) a merger or consolidation of us with or into another entity, or the sale or other disposition of all or substantially all of our assets; (iii) the end of the month in which the Dealer Manager determines that total underwriting compensation paid in the Offering including the distribution and stockholder servicing fee paid on all Class T Shares sold in the Offering is equal to 10.0% of the gross proceeds of the Offering from the sale of both Class A Shares and Class T Shares; (iv) the end of the month in which the transfer agent, on behalf of the us, determines that underwriting compensation paid in the primary offering including the distribution and stockholder servicing fee paid with respect to the Class T Shares held by a stockholder within his or her particular account equals 10.0% of the gross offering price at the time of investment of the Class T Shares held in such account; and (v) on any Class T Share that is redeemed or repurchased. Although we cannot predict the length of time over which this fee will be paid due to potential changes in the offering price or estimated net asset value of our Class T Shares, this fee would be paid over approximately 5.25 years from the date of purchase, assuming a constant per share offering price or estimated net asset value, as applicable.

We record distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T Shares on the date the shares are issued.  The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable pursuant to the conditions described above.

Financial Condition, Liquidity and Capital Resources

Our principal demands for funds are to make real estate investments, for the payment of operating expenses and distributions, and for the payment of principal and interest on any indebtedness we incur. Generally, we expect to meet operating cash needs from our cash flows from operating activities, and we expect to fund our investments using proceeds of the Offering and debt proceeds.

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

Our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. Our independent directors approved borrowings in excess of these limitations in connection with our first two investments, since we are in the early stages of raising capital through the Offering. As of June 30, 2016, our portfolio was approximately 38% leveraged, based on the most recent appraised values of our real estate investments.

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

Cash Flows from Operating Activities

Our properties generate cash flow in the form of rental revenues, which are used to pay direct leasing costs, property-level operating expenses and interest payments. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we incur general and administrative expenses, acquisition fees and expenses and asset management fees.

Net cash provided by operating activities was $2.3 million for the six months ended June 30, 2016 compared to net cash used in operating activities of $3.9 million for the six months ended June 30, 2015. Net cash provided by operating activities increased as a result of the acquisition of the Domain Apartments in January 2016 and the operation of Bishop’s Square (acquired March 2015) for the entire six months ended June 30, 2016, as well as a reduction of acquisition fees and acquisition-related expenses paid during the six months ended June 30, 2016. We paid acquisition fees and acquisition-related expenses totaling $1.6 million and $5.2 million for the six months ended June 30, 2016 and 2015, respectively. Under accounting principles generally accepted in the United States (“GAAP”), acquisition fees and expenses and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from the Offering and/or acquisition-related indebtedness.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 and 2015 were primarily due to the following:

Six months ended June 30, 2016

•	Payment of $56.5 million related to the acquisition of the Domain Apartments.

•
Payment of $4.8 million in earnest money deposits in connection with the acquisition of Cottonwood Corporate Center, which we acquired in July 2016, and payment of a $1.0 million earnest money deposit in connection with the potential acquisition of Goodyear Crossing II, an industrial property located near Phoenix, Arizona.

Six months ended June 30, 2015
•Payment of $102.7 million related to the acquisition of Bishop’s Square.

Cash Flows from Financing Activities

Initial Public Offering

We commenced the Offering in August 2014 and met our minimum offering requirements for every state, except Washington and Pennsylvania, in September 2014 (the minimum offering requirements were met in March 2015 with respect to the state of Washington and December 2015 with respect to the state of Pennsylvania). During the six months ended June 30, 2016 and 2015, we raised gross proceeds of $66.0 million and $48.4 million, respectively, from the Offering, excluding proceeds from the distribution reinvestment plan. In addition, during the six months ended June 30, 2016, we redeemed $233,764 in shares of common stock pursuant to our redemption program. No shares of our common stock were redeemed pursuant to our share redemption program for the six months ended June 30, 2015.

In addition to the investing activities described previously, we use proceeds from the Offering to make certain payments to our Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of issuer costs. During the six months ended June 30, 2016 and 2015, we made payments of $7.8 million and $7.3 million, respectively, for selling commissions, dealer manager fees, distribution and shareholder servicing fees and issuer costs related to the Offering.

Our Advisory Agreement was amended, effective February 29, 2016, to cap the amount which we will reimburse our Advisor for the cumulative issuer costs incurred in connection with our organization and our public offerings. As a result of the cap on reimbursement as a percentage of gross offering proceeds, on April 14, 2016, our Advisor reimbursed us for $4.0 million in issuer costs that we had previously reimbursed in excess of this new 2.5% cap. As we raise additional offering proceeds, we expect to reimburse our Advisor for the $4.0 million in issuer costs they recently repaid to us to the extent such costs do not exceed 2.5% of gross offering proceeds from our public offerings.

Distributions

With the authorization of the board of directors, we declared distributions with respect to Class A Shares of our common stock for the period from October 1, 2014 through August 31, 2016. For the period from October 1, 2014 through April 30, 2016, distributions for Class A Shares were calculated based on stockholders of record each day in an amount equal to $0.001575342 per share, per day. The distribution rate per share, per day was increased effective May 1, 2016. As a result, with respect to the period from May 1, 2016 through August 31, 2016, distributions for Class A Shares were or will be calculated based on stockholders of record each day in an amount equal to $0.001594766 per share, per day.

Also, with the authorization of the board of directors, we declared distributions with respect to Class T Shares of our common stock for the period from August 24, 2015 through August 31, 2016. For the period from August 24, 2015 through April 30, 2016, distributions for Class T Shares were calculated based on stockholders of record each day in an amount equal to $0.001575342 per share, per day less the distribution and stockholder servicing fees that were payable with respect to such Class T Shares (as calculated on a daily basis). The distribution rate per share, per day was increased effective May 1, 2016. As a result, with respect to the period from May 1, 2016 through August 31, 2016, distributions for Class T Shares were or will be calculated based on stockholders of record each day in an amount equal to $0.001594766 per share, per day less the distribution and stockholder servicing fees that are payable with respect to such Class T Shares (as calculated on a daily basis).

All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the distribution reinvestment plan have been or will be reinvested in shares of the same class as the shares on which the distributions are being made. Distributions paid to stockholders during the three months ended June 30, 2016 and 2015 were $2.1 million and $425,152, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. Distributions paid to stockholders during the six months ended June 30, 2016 and 2015 were $3.7 million and $503,716, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan.

We have not generated sufficient cash flows from operations to fully fund distributions paid. Therefore some or all of our distributions have been and may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. For example, for the six months ended June 30, 2016, we funded 44% of total distributions with cash flows from financing activities, which included offering proceeds. For the six months ended June 30, 2015, we funded 21% of total distributions with cash flows from financing activities, which includes offering proceeds. Commencing with the quarter ended December 31, 2014, our Advisor agreed to waive the asset management fees for each quarter through September 30, 2016, to the extent that our MFFO, for a particular quarter, as disclosed in our Quarterly Report on Form 10-Q or Annual Report on Form 10-K, as applicable, amounts to less than the aggregate distributions declared to our stockholders for such quarter.  As a result of these waivers, our Advisor waived all of the $376,550 and $740,423 in asset management fees payable to it for the three and six months ended June 30, 2016, respectively. Further, our Advisor waived $129,524 of the asset management fees payable to it for the six months ended June 30, 2015. However, since MFFO exceeded distributions declared during the three months ended June 30, 2015, no asset management fees were waived by our Advisor for that period. Also, as a result of these waivers, cash flows from operations that would have been paid to our Advisor for asset management fees may be available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that are waived will not be paid to our Advisor in cash at any time in the future.

The following table outlines our total distributions declared to stockholders and noncontrolling interests (HALP II) for each of the quarters during 2016 and 2015, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan.

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities
2016
June 30, 2016	$1,106,860	$1,128,377	$2,235,237	$3,052	$2,238,289	100%	$—	—%
March 31, 2016	871,004	886,755	1,757,759	3,026	—	—%	1,760,785	100%
Total	$1,977,864	$2,015,132	$3,992,996	$6,078	$2,238,289	56%	$1,760,785	44%
2015
December 31, 2015	$603,936	$655,664	$1,259,600	$3,059	$754,717	60%	$507,942	40%
September 30, 2015	457,698	489,796	947,494	3,060	950,554	100%	—	—%
June 30, 2015	279,432	287,799	567,231	3,027	570,258	100%	—	—%
March 31, 2015	91,135	58,691	149,826	2,993	—	—%	152,819	100%
Total	$1,432,201	$1,491,950	$2,924,151	$12,139	$2,275,529	77%	$660,761	23%

Debt Financings

As mentioned previously, our portfolio was approximately 38% leveraged as of June 30, 2016 (based on the most recent appraised values of our real estate investments) with a weighted average interest rate of 1.57%. Below is additional information regarding our loan activity for the six months ended June 30, 2016 and 2015. See Note 5 — Debt Financing for additional information regarding our outstanding debt.

2016

•	We entered into $34.3 million of permanent mortgage financing related to the acquisition of the Domain Apartments.

•	We borrowed $3.0 million under the Hines Credit Facility and made payments of $3.0 million on this facility. No amounts were outstanding under this facility as of June 30, 2016.

•	We made payments of $252,864 for financing costs primarily related to our mortgage loan on the Domain Apartments.

2015

•	We entered into $61.8 million of permanent mortgage financing related to the acquisition of Bishop’s Square.

•	We borrowed $50.3 million under the Hines Credit Facility and made payments of $43.8 million on this facility.

•	We made payments of $625,876 for financing costs related to our loans and $47,876 for an interest rate cap related to the mortgage loan secured by Bishop’s Square.

Results of Operations

We owned three properties that were 99% leased as of June 30, 2016 compared to two properties that were 99% leased as of June 30, 2015. As we are currently in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties. Amounts recorded in our condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 are due to the following:

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

•
We expect to pay monthly asset management fees to our Advisor based on an annual fee equal to 0.75% of (i) the cost of our real estate investments or (ii) with respect to our real estate investments included in our board of directors’ most recent determination of an estimated net asset value per share, the most recently determined value of such real estate investments. As described previously, our Advisor agreed to waive asset management fees for each of the quarters ended June 30, 2016 and 2015, to the extent that our MFFO, for a particular quarter, is less than our distributions declared for such quarter. As a result of these waivers, our Advisor waived all of the $376,550 and $740,423 in asset management fees payable to it for the three and six months ended June 30, 2016, respectively. Further, our Advisor waived $129,524 of the asset management fees payable to it for the six months ended June 30, 2015. However, since MFFO exceeded distributions declared during the three months ended June 30, 2015, no asset management fees were waived by our Advisor for that period.

•
We pay our Advisor acquisition fees equal to 2.25% of the purchase price of our real estate investments. Acquisition fees for the six months ended June 30, 2016 and 2015 are comprised of the $1.3 million acquisition fee incurred in relation to our acquisition of the Domain Apartments in January 2016 and the $2.3 million acquisition fee incurred in relation to our acquisition of Bishop’s Square in March 2015.

•
General and administrative expenses for the six months ended June 30, 2016 and 2015 primarily consist of legal and accounting fees, costs and expenses associated with our board of directors, transfer agent costs and insurance costs. Certain of these costs are variable and will increase in the future as we continue to raise capital and make additional real estate investments.

•
Foreign currency gains (losses) reflect the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than our functional currencies. During the six months ended June 30, 2016 and 2015, these foreign currency gains (losses) were primarily related to the change in the U.S. dollar against the Euro.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations for the three and six months ended June 30, 2016 and 2015 and the period from inception through June 30, 2016. As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three months ended June 30,		Six months ended June 30,		Period from July 31, 2013 (date of inception) through June 30, 2016
	2016	2015	2016	2015
Net income (loss)	$(780,389)	$(291,110)	$(2,192,254)	$(5,657,673)	$(9,157,493)
Depreciation and amortization (1)	2,360,226	1,211,059	4,310,794	1,837,837	8,566,682
Adjustments for noncontrolling interests (2)	(5,848)	(439)	(6,658)	38,901	214,030
Funds From Operations attributable to common stockholders	1,573,989	919,510	2,111,882	(3,780,935)	(376,781)
Loss (gain) on derivative instruments (3)	1,320	(12,170)	4,261	14,511	44,796
Loss (gain) on foreign currency (4)	82,870	—	(45,320)	—	(34,920)
Other components of revenues and expenses (5)	(255,857)	(269,660)	(515,238)	(409,645)	(1,459,464)
Acquisition fees and expenses (6)	357,087	105,527	1,747,194	4,995,251	7,692,087
Adjustments for noncontrolling interests (2)	(220)	83	(1,731)	(39,560)	(74,505)
Modified Funds From Operations attributable to common stockholders	$1,759,189	$743,290	$3,301,048	$779,622	$5,791,213
Basic and diluted loss per common share	$(0.05)	$(0.07)	$(0.15)	$(2.18)	$(2.05)
Funds From Operations attributable to common stockholders per common share	$0.10	$0.23	$0.15	$(1.46)	$(0.09)
Modified Funds From Operations attributable to common stockholders per common share	$0.11	$0.18	$0.23	$0.30	$1.32
Weighted average shares outstanding	16,014,138	4,051,587	14,276,944	2,592,589	4,386,114

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

(5)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and six months ended June 30, 2016 and 2015 and the period from inception through June 30, 2016:

	Three months ended June 30,		Six months ended June 30,		Period from July 31, 2013 (date of inception) through June 30, 2016
	2016	2015	2016	2015
Straight-line rent adjustment (a)	$(163,739)	$(173,400)	$(333,148)	$(280,067)	$(966,027)
Amortization of lease incentives (b)	1,294	—	2,558	—	3,394
Amortization of out-of-market leases (b)	(93,412)	(96,260)	(184,648)	(129,578)	(496,831)
	$(255,857)	$(269,660)	$(515,238)	$(409,645)	$(1,459,464)

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

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•	For the three and six months ended June 30, 2016, we incurred $66,211 and $94,779, respectively, in distribution and stockholder servicing fees.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from our debt financings, proceeds from the Offering, cash advances from our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets to fund distributions to our stockholders. For the six months ended June 30, 2016, we funded 44% of total distributions with cash flows from financing activities, which includes offering proceeds. For the six months ended June 30, 2015, we funded 21% of total distributions with cash flows from financing activities, which includes offering proceeds. Additionally, our Advisor waived $740,423 and $129,524 in asset management fees payable to it for the six months ended June 30, 2016 and 2015, respectively. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.

From inception through June 30, 2016, we declared $7.0 million of cash distributions to our stockholders (including those reinvested in shares pursuant to our distribution reinvestment plan), compared to our total aggregate FFO loss of $376,781. During the Offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income (loss) and FFO. From inception through June 30, 2016, we incurred acquisition fees and expenses totaling $7.7 million. For the six months ended June 30, 2016, we declared $4.0 million of cash distributions to our stockholders (including those reinvested in shares pursuant to our distribution reinvestment plan), compared to our total aggregate FFO of $2.1 million. For the six months ended June 2015, we declared $717,057 of cash distributions to our stockholders (including those reinvested in shares pursuant to our distribution reinvestment plan), compared to our total aggregate FFO loss of $3.8 million.

Related Party Transactions and Agreements

We have entered into agreements with our Advisor, Dealer Manager and Hines and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee, distribution and stockholder servicing fees, and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 7 — Related Party Transactions and Note 11 — Subsequent Events in this Quarterly Report on Form 10-Q for additional information concerning our related party transactions and agreements.

Off-Balance Sheet Arrangements

As of June 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Cottonwood Corporate Center

In July 2016, we acquired Cottonwood Corporate Center, a four-building, Class-A office project located in Cottonwood, Utah, a submarket of Salt Lake City, Utah. The net purchase price was $139.2 million, exclusive of transaction costs and working capital reserves. Cottonwood Corporate Center was constructed during the period between in 1997 and 2000 and consists of 490,030 square feet of net rentable area that is 93% leased. We have not concluded our accounting for this recent acquisition, but we expect that the purchase price will primarily be allocated to building, land, in-place leases and out-of-market lease intangibles.

We entered into a loan agreement with Principal Life Insurance Company for a principal sum of $78.0 million to fund the acquisition of Cottonwood Corporate Center. The loan is secured by a first priority lien on our interest in Cottonwood Corporate Center and assignments of all of its leases and rents and the personal property on the premises of Cottonwood Corporate Center. Principal and interest accrued on the loan are due and payable on the first day of each month commencing in September 2016. The note has a fixed interest rate per annum equal to 2.98% and matures on August 1, 2023. The loan may be prepaid at any time on or after April 1, 2023, subject to certain conditions, including but not limited to providing 30 days’ advance written notice to Principal Life and, in the event of prepayment of the loan prior to April 1, 2023, the payment of a prepayment penalty.

Amendment to the Dealer Manager Agreement, Update to Primary Share Offering Prices and Dividend Reinvestment Plan Prices

On July 25, 2016, we, the Dealer Manager and our Advisor entered into the Third Amended and Restated Dealer Manager Agreement, effective as of August 2, 2016 (the “Amended Dealer Manager Agreement”). Pursuant to the Amended Dealer Manager Agreement, our Advisor will pay a portion of the dealer manager fees payable to the dealer manager in an amount equal to 1.5% of the gross offering proceeds with respect to Class A Shares and Class T Shares sold in the primary Offering on and after August 2, 2016. Our Advisor will not be reimbursed by us in any way for the payment of such dealer manager fees.

In conjunction with the entry into the Amended Dealer Manager Agreement, our board of directors determined new primary offering prices of $9.96 per Class A Share and $9.411 per Class T Share, effective as of August 2, 2016. These new primary offering prices reflect a reduction equal to the per share amount of dealer manager fees our Advisor has agreed to pay with respect to the Class A Shares and Class T Shares sold in the primary Offering on and after August 2, 2016.

In addition, on July 25, 2016, our board of directors adopted the fourth amended and restated distribution reinvestment plan to reflect a new offering price for the Class A Shares to be issued pursuant to the distribution reinvestment plan. The offering price for the Class T Shares to be issued pursuant to the distribution reinvestment plan did not change. The fourth amended and restated distribution reinvestment plan will take effect on August 5, 2016, with offering prices of $9.46 per Class A Share and $9.08 per Class T Share. Distributions are reinvested pursuant to our distribution reinvestment plan on the first day of each month. Accordingly, since the fourth amended and restated distribution reinvestment plan takes effect on August 5, 2016, the new offering price of the Class A Shares under the distribution reinvestment plan will first be applied to distributions declared for the month of August 2016, which will be reinvested on September 1, 2016.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk, currency risk and real estate valuation risk are the primary market risks to which we are exposed. As of June 30, 2016, we were exposed to the market risks listed below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of June 30, 2016, we had $95.6 million of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $955,941 in interest expense. Additionally, in March 2015, we entered into an interest rate cap to limit our exposure to rising interest rates related to our mortgage loan secured by Bishop’s Square. See Note 5 — Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt.

Foreign Currency Risk

Our investment in Bishop’s Square is subject to the effects of exchange rate movements between the Euro and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our condensed consolidated financial statements. We have entered into a mortgage loan denominated in Euros for this investment, which provides a natural hedge with regard to changes in exchange rates between the Euro and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of Euros, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Based upon our analysis, a 10% immediate, unfavorable change in the exchange rate between the Euro and U.S. dollar would have decreased the net book value of our investment in Bishop’s Square by approximately $3.8 million and would have reduced the quarterly net income (loss) of Bishop’s Square by $123,432.

Other Risks

As described elsewhere in this Quarterly Report on Form 10-Q, our Advisor has agreed to waive the asset management fee otherwise payable to it pursuant to our Advisory Agreement for each of the quarters ended March 31, 2016, June 30, 2016, and September 30, 2016, to the extent that our MFFO, for each respective quarter, as disclosed in each Quarterly Report on Form 10-Q, for such quarter, amounts to less than 100% of the aggregate distributions declared for such quarter. There can be no assurances that our Advisor will continue this waiver subsequent to the third quarter of 2016, and if not, cash available to pay distributions in future periods may be reduced.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of August 12, 2016, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

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
Due to rules of the Financial Industry Regulatory Authority, or FINRA, and due to contractual obligations in the selling agreements between our participating broker dealers and our Dealer Manager, we may from time to time disclose an estimated NAV per share of our common stock.  The price at which we sell shares of our common stock is likely to be in excess of such estimated NAV per share. For example, the estimated NAV per share of our common stock determined by our board of directors on April 13, 2016 of $9.03 per share is lower than the primary offering prices with respect to our Class A Shares and Class T Shares. National Association of Securities Dealers, or “NASD,” Conduct Rule 2340, which took effect on April 11, 2016, sets forth the obligations of FINRA members to provide per share values in customer account statements calculated in a certain manner. In accordance with this rule, the customer account statements that we issue to our stockholders will reflect the estimated NAV per share determined by our board of directors. In addition, we expect to use the estimated NAV per share as the deemed estimated per share value for purposes of reports to fiduciaries of retirement plans.  Because we have used a portion of the proceeds from this offering to pay selling commissions, dealer manager fees and issuer costs in connection with our organization and the Offering, which reduce the amount of funds available for investment, unless our aggregate investments increase in value to compensate for these up-front fees and expenses, the estimated NAV per share, which will be the “value” shown on our stockholders’ account statements, will be lower than the purchase price paid by our stockholders in the Offering.
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
In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Therefore, an investment in our common stock will be subject to greater risk to the extent that we lack a geographically diversified portfolio. As of June 30, 2016 and including the effect of our acquisition of Cottonwood Corporate Center on July 5, 2016, based on the estimated aggregate value of our real estate investments, approximately 8% of our portfolio consists of a property located in Carlsbad, California, approximately 34% consists of a property located in Dublin Ireland, approximately 17% consists of a property located near Las Vegas in Henderson, Nevada, and approximately 41% consists of a property located near Salt Lake City in Cottonwood Heights, Utah.

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in those industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on leased square footage of our commercial real estate properties, as of June 30, 2016 and including the effect of our acquisition of Cottonwood Corporate Center on July 5, 2016, approximately 24% is leased to tenants in the manufacturing industry, approximately 22% is leased to tenants in the information industry, approximately 14% is leased to tenants in the government sector, approximately 12% is leased to tenants in the real estate industry, and approximately 11% is leased to tenants in the finance and insurance industry.

We will depend on tenants for our revenue, and therefore our revenue will be dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. Of our total rental revenue for the six months ended June 30, 2016, approximately 34% was earned from the Commissioner of Public Works in Ireland, a state agency of Ireland, whose lease expires in 2028, 17% was earned from Acushnet, a tenant in the manufacturing industry, whose lease expires in 2019, and approximately 12% was earned from International Financial Data Services, an investor record-keeping and transfer agency provider, whose lease expires in 2024. The weakening of the financial condition or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations and our ability to pay distributions.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds from Registered Securities

On August 20, 2014, the Registration Statement on Form S-11 (File No. 333-191106) for the Offering was declared effective under the Securities Act. The Offering commenced on August 20, 2014 and is currently expected to terminate on or before August 20, 2017, unless extended by our board of directors.

From August 20, 2014 through June 30, 2016, we received gross proceeds of approximately $138.8 million through the sale of 14.0 million Class A Shares and $36.4 million through the sale of 3.8 million Class T Shares to the public in connection with the Offering. Since August 20, 2014, we have used proceeds from the Offering to pay $14.4 million of selling commissions and dealer manager fees, as well as $4.1 million of issuer costs related to the Offering.  See Note 7 — Related Party Transactions for additional information regarding the amendment to our Advisory Agreement executed in April 2016 and effective February 29, 2016, which has reduced the amount of issuer costs payable to our Advisor as a percentage of gross offering proceeds. As a result of the amendment to our Advisory Agreement, our Advisor reimbursed us for $4.0 million in issuer costs that we had previously reimbursed to our Advisor. The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines.

Net proceeds available for investment after the payment of the costs described above were approximately $152.7 million. A portion of these proceeds, along with proceeds from debt financing, were used to make approximately $104.3 million of investments in real estate, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment. We had approximately $48.8 million in uninvested offering proceeds as of June 30, 2016 which were used to acquire Cottonwood Corporate Center in July 2016.

Additionally, we have not generated sufficient cash flow from operations to fully fund distributions paid. From inception through June 30, 2016, a portion of our distributions have been funded with cash flows from financing activities, which includes offering proceeds. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Distributions" for a description of the sources that have been used to fund our distributions.

Issuer Redemptions of Equity Securities

All eligible requests for redemptions that were received for the three months ended June 30, 2016 were redeemed using proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report, including the average price paid per share.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
April 1, 2016 to April 30, 2016	10,031	$10.00	10,031	34,356
May 1, 2016 to May 31, 2016	4,061	$9.99	4,061	35,591
June 1, 2016 to June 30, 2016	—	$—	—	40,475
Total	14,092		14,092

(1)
This amount represents the number of shares available for redemption on June 30, 2016. Our share redemption program was first announced at the commencement of our initial public offering in August 2014. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year, and unless our board of directors determines otherwise, redemptions will be further limited to the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the bankruptcy, death or disability of a stockholder.

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

HINES GLOBAL REIT II, INC.

August 12, 2016	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

August 12, 2016	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.	Description
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
4.2
Hines Global REIT II, Inc. Fourth Amended and Restated Distribution Reinvestment Plan, effective August 5, 2016 (filed as Appendix C to the Prospectus filed on August 2, 2016 and incorporated by reference herein)

10.1
Amendment No. 2 to Advisory Agreement, dated as of April 13, 2016 and effective as of February 29, 2016, among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP, and Hines Global REIT II, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on April 15, 2016 and incorporated by reference herein)

10.2
Loan Agreement, dated as of January 29, 2016 by and between Wells Fargo Bank, National Association, as Lender and Hines Global REIT II 891 Coronado LLC, as Borrower (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K on February 4, 2016 and incorporated by reference herein)

10.3
Promissory Note, dated as of January 29, 2016 by and between Hines Global REIT II 891 Coronado LLC, as borrower, and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K on February 4, 2016 and incorporated by reference herein)

10.4
Amendment No. 3 to Selected Dealer Agreement, dated April 12, 2016, by and among Hines Global REIT II, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.23 to Post-Effective Amendment No. 8 to the Registration Statement on April 15, 2016 and incorporated by reference herein)

10.5
Sale, Purchase and Escrow Agreement, dated as of May 13, 2016, by and between NOP Cottonwood Holdings, LLC, HGREIT II Cottonwood Center LLC, Commonwealth Land Title Insurance Company, Hines Global REIT II Properties LP and National Office Partners LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 19, 2016 and incorporated by reference herein)

10.6*	Agreement of Purchase and Sale, dated as of June 24, 2016, by and between RT GOODYEAR, LLC and HGREIT II Goodyear Crossing LLC
31.1*	Certification
31.2*	Certification
32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

101*
The following materials from Hines Global REIT II, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed on August 12, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith