Form 10-Q
period 2016-09-30
HINES GLOBAL REIT II, INC.
filed 2016-11-09
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of November 1, 2016, approximately 15.7 million shares of the registrant’s Class A common stock and 7.9 million shares of the registrant’s Class T common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	December 31, 2015
ASSETS
Investment property, net	$288,664,005	$72,426,072
Cash and cash equivalents	5,764,867	17,224,448
Restricted cash	1,622,625	1,565,083
Derivative instruments	768	6,344
Tenant and other receivables	3,066,637	3,890,367
Intangible lease assets, net	83,013,970	52,152,477
Deferred leasing costs, net	57,631	60,787
Deferred financing costs, net	3,766	17,342
Other assets	5,650,364	1,713,329
Total assets	$387,844,633	$149,056,249
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$8,373,985	$920,657
Due to affiliates	13,714,756	3,186,210
Intangible lease liabilities, net	2,694,222	2,470,106
Other liabilities	2,485,845	1,866,926
Distributions payable	966,047	479,917
Notes payable, net	201,848,467	59,693,212
Total liabilities	$230,083,322	$68,617,028

Commitments and contingencies (Note 11)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000,000 preferred shares authorized, none issued or outstanding as of September 30, 2016 and December 31, 2015	—	—
Class A common stock, $0.001 par value per share; 600,000,000 authorized; 15,233,699 and 10,274,377 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	15,233	10,275
Class T common stock, $0.001 par value per share; 900,000,000 authorized; 6,632,546 and 787,405 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	6,633	787
Additional paid-in capital	183,920,321	91,576,720
Accumulated distributions in excess of earnings	(25,883,036)	(9,756,797)
Accumulated other comprehensive income (loss)	(297,840)	(1,391,764)
Total stockholders’ equity	157,761,311	80,439,221
Noncontrolling interests	—	—
Total equity	157,761,311	80,439,221
Total liabilities and equity	$387,844,633	$149,056,249

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2016 and 2015
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental revenue	$7,848,875	$2,657,187	$14,888,308	$6,545,556
Other revenue	264,506	41,071	508,847	93,420
Total revenues	8,113,381	2,698,258	15,397,155	6,638,976
Expenses:
Property operating expenses	1,444,527	466,949	2,765,029	1,274,569
Real property taxes	616,541	78,890	890,806	227,850
Property management fees	159,258	36,903	280,207	92,824
Depreciation and amortization	5,562,477	1,183,116	9,873,272	3,020,954
Acquisition related expenses	929,674	159,767	1,369,619	2,827,302
Asset management and acquisition fees	4,836,095	115,343	6,136,530	2,694,899
General and administrative expenses	578,616	289,055	1,587,662	1,030,748
Total expenses	14,127,188	2,330,023	22,903,125	11,169,146
Income (loss) before other income (expenses)	(6,013,807)	368,235	(7,505,970)	(4,530,170)
Other income (expenses):
Gain (loss) on derivative instruments	(1,446)	(17,474)	(5,707)	(31,985)
Foreign currency gains (losses)	(40,985)	—	8,041	(234)
Interest expense	(1,115,245)	(349,716)	(1,900,919)	(1,096,283)
Interest income	6,780	250	47,599	2,298
Net income (loss)	(7,164,703)	1,295	(9,356,956)	(5,656,374)
Net (income) loss attributable to noncontrolling interests	(3,097)	(3,060)	(9,175)	(9,080)
Net income (loss) attributable to common stockholders	$(7,167,800)	$(1,765)	$(9,366,131)	$(5,665,454)
Basic and diluted income (loss) per common share	$(0.36)	$—	$(0.58)	$(1.44)
Weighted average number of common shares outstanding	19,808,452	6,582,900	16,134,239	3,930,427
Cash distributions declared per Class A share	$0.15	$0.14	$0.43	$0.43
Cash distributions declared per Class T share	$0.12	$0.06	$0.36	$0.06

Comprehensive income (loss):
Net income (loss)	$(7,164,703)	$1,295	$(9,356,956)	$(5,656,374)
Other comprehensive income (loss):
Foreign currency translation adjustment	379,021	569,506	1,093,924	(109,641)
Comprehensive income (loss)	$(6,785,682)	$570,801	$(8,263,032)	$(5,766,015)
Comprehensive (income) loss attributable to noncontrolling interests	(3,097)	(3,060)	(9,175)	(9,080)
Comprehensive income (loss) attributable to common stockholders	$(6,788,779)	$567,741	$(8,272,207)	$(5,775,095)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2016 and 2015
(UNAUDITED)

Hines Global REIT II, Inc. Stockholders
	Common Shares				Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of January 1, 2016	10,274,377	$10,275	787,405	$787	$91,576,720	$(9,756,797)	$(1,391,764)	$80,439,221	$—
Issuance of common shares	5,002,968	5,002	5,845,141	5,846	104,952,562	—	—	104,963,410	—
Distributions declared	—	—	—	—	—	(6,760,108)	—	(6,760,108)	(9,175)
Redemption of common shares	(43,646)	(44)	—	—	(438,439)	—	—	(438,483)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	—	—	(9,712,614)	—	—	(9,712,614)	—
Issuer costs	—	—	—	—	(2,457,908)	—	—	(2,457,908)	—
Net income (loss)	—	—	—	—	—	(9,366,131)	—	(9,366,131)	9,175
Foreign currency translation adjustment	—	—	—	—	—	—	1,093,924	1,093,924	—
Balance as of September 30, 2016	15,233,699	$15,233	6,632,546	$6,633	$183,920,321	$(25,883,036)	$(297,840)	$157,761,311	$—

Hines Global REIT II, Inc. Stockholders
	Common Shares				Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of January 1, 2015	420,541	$421	—	$—	$42,218	$(1,182,941)	$—	$(1,140,302)	$—
Issuance of common shares	7,051,142	7,051	3,175	3	70,220,658	—	—	70,227,712	—
Distributions declared	—	—	—	—	—	(1,664,551)	—	(1,664,551)	(9,080)
Selling commissions and dealer manager fees	—	—	—	—	(6,819,327)	—	—	(6,819,327)	—
Issuer costs	—	—	—	—	(3,558,073)	—	—	(3,558,073)	—
Net income (loss)	—	—	—	—	—	(5,665,454)	—	(5,665,454)	9,080
Foreign currency translation adjustment	—	—	—	—	—	—	(109,641)	(109,641)	—
Balance as of September 30, 2015	7,471,683	$7,472	3,175	$3	$59,885,476	$(8,512,946)	$(109,641)	$51,270,364	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2016 and 2015
(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,356,956)	$(5,656,374)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	9,799,886	2,860,346
Foreign currency (gains) losses	(8,041)	234
(Gain) loss on derivative instruments	5,707	31,985
Changes in assets and liabilities:
Change in other assets	(355,066)	47,725
Change in tenant and other receivables	(1,853,857)	(620,017)
Change in deferred leasing costs	—	(13,013)
Change in accounts payable and accrued expenses	1,179,534	956,842
Change in other liabilities	(652,537)	252,278
Change in due to affiliates	4,987,615	(238,876)
Net cash from operating activities	3,746,285	(2,378,870)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(244,817,050)	(102,689,457)
Capital expenditures at operating property	(126,870)	(35,969)
Deposits on investment property	(5,000,000)	—
Change in restricted cash	(11,189)	(2,915,310)
Net cash from investing activities	(249,955,109)	(105,640,736)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	104,473,600	69,212,936
Redemption of common shares	(414,170)	—
Payment of issuer costs	(3,783,116)	(3,958,124)
Reimbursement of issuer costs	4,049,963	—
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(6,898,631)	(6,793,915)
Distributions paid to stockholders and noncontrolling interests	(3,093,942)	(688,266)
Proceeds from notes payable	141,300,000	61,768,800
Payments on notes payable	(268,954)	—
Proceeds from related party note payable	25,500,000	50,300,000
Payments on related party note payable	(25,500,000)	(60,640,000)
Change in security deposit liability	24,350	21,997
Deferred financing costs paid	(656,545)	(625,876)
Payments related to interest rate contracts	—	(47,876)
Net cash from financing activities	234,732,555	108,549,676
Effect of exchange rate changes on cash	16,688	(50,022)
Net change in cash and cash equivalents	(11,459,581)	480,048
Cash and cash equivalents, beginning of period	17,224,448	2,726,742
Cash and cash equivalents, end of period	$5,764,867	$3,206,790

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2016 and 2015

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global REIT II, Inc. as of September 30, 2016 and December 31, 2015, the results of operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2015 included in Hines Global REIT II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

On August 20, 2014, the Company commenced an offering of up to $2.5 billion of its common stock (the “Offering”) in any combination of Class A shares (“Class A Shares”) and Class T shares (“Class T Shares”) of the Company’s common stock. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for the Offering and market its shares. As of November 1, 2016, the Company had received gross offering proceeds of $230.7 million from the sale of 23.6 million shares.

The Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. As of September 30, 2016, the Company owned direct investments in five properties totaling 2.0 million square feet that were 97% leased. See the table in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” for additional information regarding each of the properties in which the Company owned an interest as of September 30, 2016.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q include the accounts of Hines Global REIT II, Inc. and the Operating Partnership (over which the Company exercises financial and operating control). All intercompany balances and transactions have been eliminated in consolidation. As a result of the adoption of ASU 2015-02, the Company has determined that the Operating Partnership is considered a variable interest entity (“VIE”). However, the Company meets the disclosure exemption criteria, as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest. Additionally, the Company has retroactively changed, for the nine months ended September 30, 2015, its classification of distributions in its consolidated balance sheet and statement of equity by reflecting such distributions as charges against “accumulated distributions in excess of earnings” to be consistent with the 2016 presentation. This presentation change had no impact on the balances in total equity in any of the periods presented.

Tenant and Other Receivables

As of September 30, 2016 and December 31, 2015, in addition to the straight-line rent receivable discussed below, tenant and other receivables also consisted of a receivable from the Company’s transfer agent related to offering proceeds not yet received of $250,173 and $2.9 million, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $1.1 million and $525,250 as of September 30, 2016 and December 31, 2015, respectively. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended September 30, 2016 and 2015, the Company had $48,910 and $25,709, respectively, of deferred financing costs amortized into interest expense in the accompanying condensed consolidated statement of operations. For the nine months ended September 30, 2016 and 2015, the Company had $124,641 and $62,625, respectively, of deferred financing costs amortized into interest expense in the accompanying condensed consolidated statement of operations.

Other Assets

Other assets included the following:

	September 30, 2016	December 31, 2015
Deposits on investment property (1)(2)	$5,000,000	$1,500,000
Prepaid insurance	306,896	202,859
Prepaid property taxes	74,401	—
Other	269,067	10,470
Other assets	$5,650,364	$1,713,329

(1)
As of September 30, 2016, this amount consisted of a $5.0 million earnest money deposit in connection with the potential acquisition of Rookwood Commons and Rookwood Pavilion (collectively referred to as “Rookwood”). See Note 3 — Investment Property for additional information regarding the potential acquisition of Rookwood.

(2)	As of December 31, 2015, this amount consisted of a deposit that had been paid related to the acquisition of the Domain Apartments, which was completed in January 2016.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivables were $1.9 million and $627,875 as of September 30, 2016 and December 31, 2015, respectively. Straight-line rent receivables consist of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Issuer Costs

Subject to the limitations described below, the Company reimburses the Advisor and its affiliates for any issuer costs related to the Offering that it pays on the Company’s behalf.  Such costs consist of, among other costs, expenses of the Company’s organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. Organizational issuer costs, such as expenses associated with the formation of the Company and its board of directors, are expensed as incurred, and offering-related issuer costs are recorded as an offset to additional paid-in capital. From inception to September 30, 2016, issuer costs incurred by the Advisor on the Company’s behalf totaled $10.4 million, of which $45,914 related to organizational issuer costs.

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

The Company records distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T Shares on the date the shares are issued.  The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable pursuant to the conditions described above. As of September 30, 2016, the Company has recorded a $3.2 million liability related to these fees, which is included in due to affiliates on the condensed consolidated financial statements. See Note 7 — Related Party Transactions for additional information regarding this fee.

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued new guidance that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In August 2016, the FASB issued amendments to the Accounting Standards Codification to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. The amendments in the Accounting Standards Update (“ASU”) are effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2017 and for all other entities for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on its financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Buildings and improvements (1)	$259,617,695	$66,683,711
Less: accumulated depreciation	(4,713,690)	(1,457,639)
Buildings and improvements, net	254,904,005	65,226,072
Land	33,760,000	7,200,000
Investment property, net	$288,664,005	$72,426,072

(1)
Included in buildings and improvements is approximately $185,455 and $175,747 of construction-in-progress related to a planned expansion at Bishop's Square as of September 30, 2016 and December 31, 2015, respectively.

In January 2016, the Company acquired the Domain Apartments, a multi-family community located near Las Vegas in Henderson, Nevada. The net purchase price was $58.1 million, exclusive of transaction costs and working capital reserves. The Domain Apartments community was constructed in January 2014, and consists of 308 units that were 95% leased as of September 30, 2016. See Note 4 — Recent Acquisitions of Real Estate for additional information on the Domain Apartments.

In July 2016, the Company acquired Cottonwood Corporate Center, a four-building, Class-A office project located in Cottonwood Heights, Utah, a submarket of Salt Lake City, Utah. The net purchase price was $139.2 million, exclusive of transaction costs and working capital reserves. Cottonwood Corporate Center consists of 490,030 square feet of net rentable area that was 91% leased as of September 30, 2016. See Note 4 — Recent Acquisitions of Real Estate for additional information on Cottonwood Corporate Center.

In August 2016, the Company acquired Goodyear Crossing II, a Class-A industrial warehouse located in Goodyear, Arizona, a submarket of Phoenix, Arizona. The net purchase price was $56.2 million, exclusive of transaction costs and working capital reserves. Goodyear Crossing II consists of 820,384 square feet of net rentable area that was 100% leased to Amazon.com as of September 30, 2016. See Note 4 — Recent Acquisitions of Real Estate for additional information on Goodyear Crossing II.

In September 2016, the Company entered into a contract to acquire Rookwood, two contiguous shopping centers located in Cincinnati, Ohio. The contract purchase price for Rookwood is $190.0 million, exclusive of transaction costs and working capital reserves. Rookwood consists of 600,071 square feet that is, as of September 30, 2016, in the aggregate, 97% leased. The Company funded a $5.0 million earnest money deposit on September 21, 2016, which may not be refunded if the Company does not close on this acquisition. The Company expects the closing of this acquisition to occur during the fourth quarter of 2016 subject to a number of closing conditions. There can be no assurances as to when or if this acquisition will occur.

As of September 30, 2016, the cost basis and accumulated amortization related to lease intangibles are as follows:

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$87,689,170	$3,256,018	$(3,403,736)
Less: accumulated amortization	(7,732,551)	(198,667)	709,514
Net	$79,956,619	$3,057,351	$(2,694,222)

As of December 31, 2015, the cost basis and accumulated amortization related to lease intangibles were as follows:

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$54,447,775	$414,428	$(2,815,011)
Less: accumulated amortization	(2,664,151)	(45,575)	344,905
Net	$51,783,624	$368,853	$(2,470,106)

Amortization expense of in-place leases was $4.0 million and $759,123 for the three months ended September 30, 2016 and 2015, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $17,216 and $92,006 for the three months ended September 30, 2016 and 2015, respectively.

Amortization expense of in-place leases was $6.7 million and $2.0 million for the nine months ended September 30, 2016 and 2015, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $201,864 and $221,583 for the nine months ended September 30, 2016 and 2015, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from October 1, 2016 through December 31, 2016 and for each of the years ending December 31, 2017 through December 31, 2020 are as follows:

	In-Place Lease	Out-of-Market Leases, Net
October 1, 2016 through December 31, 2016	$3,738,628	$69,008
2017	10,818,568	353,660
2018	9,145,794	449,503
2019	6,904,896	361,292
2020	4,796,169	(107,403)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of September 30, 2016, the approximate fixed future minimum rentals for the period from October 1, 2016 through December 31, 2016, for each of the years ending December 31, 2017 through 2020 and thereafter are as follows:

Fixed Future Minimum Rentals
October 1, 2016 through December 31, 2016	$6,280,532
2017	26,533,971
2018	25,524,896
2019	21,851,279
2020	16,595,398
Thereafter	64,179,252
Total	$160,965,328

Of the Company’s total rental revenue for the nine months ended September 30, 2016, approximately 24% was earned from the Commissioner of Public Works in Ireland, a state agency of Ireland, whose lease expires in 2028 and 12% was earned from Acushnet, a tenant in the manufacturing industry, whose lease expires in 2019.

Capital Lease Obligations

In May 2016, the Company entered into a lease agreement for equipment at Bishop’s Square which is being treated as a capital lease that expires in May 2017. This leased asset with a value of approximately $218,318 has been recorded in buildings and improvements in the Company’s condensed consolidated balance sheet as of September 30, 2016. The following schedule provides the future minimum lease payments together with the present value of the net minimum lease payments under the Company’s capital lease obligation for the period from October 1, 2016 through December 31, 2016 and for the year ending December 31, 2017:

October 1, 2016 through December 31, 2016	$30,943
2017	147,760
Total	$178,703
Less: amount representing interest (1)	$(1,172)
Present value of net minimum lease payments (2)	$177,531

(1)	Amount necessary to reduce net minimum lease payments to present value calculated at the incremental borrowing rate at lease inception.

(2)	Included in the condensed consolidated balance sheet under the caption, other liabilities, as of September 30, 2016.

4. RECENT ACQUISITIONS OF REAL ESTATE

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2016 and 2015 as follows:

Property Name	Acquisition Date	Building and Improvements (1)	Land (1)		In-place Lease Intangibles (1)	Out-of- Market Lease Intangibles, Net (1)	Total (1)
2016
Domain Apartments	1/29/2016	$50,789,500	$5,690,000		$1,640,000	$—	$58,119,500
Cottonwood Corporate Center	7/5/2016	$98,758,425	$13,600,000		$26,550,000	$290,000	$139,198,425
Goodyear Crossing II	8/18/2016	$41,620,000	$7,270,000		$5,280,000	$2,030,000	$56,200,000

2015
Bishop’s Square	3/3/2015	$53,643,075	$—	(2)	$51,994,603	$(2,478,077)	$103,159,601

(1)	For Bishop’s Square, which was denominated in Euros, amounts have been translated at an exchange rate based on the rate in effect on the acquisition date.

(2)
The land at Bishop’s Square is subject to a 999-year ground lease with the local municipality in Ireland. Since the Company does not have title to the land, approximately $33.4 million has been recorded to in-place lease intangibles and will be amortized over the remaining term of the ground lease.

The purchase price allocations for the Company’s 2016 acquisitions are preliminary and subject to change until the Company finalizes the allocations, which will be no later than twelve months from the acquisition dates.

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2016 and 2015 acquisitions, as of the date of the respective acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2016 Acquisition:
Domain Apartments	0.6	—	—
Cottonwood Corporate Center	4.5	8.2	4.7
Goodyear Crossing II	3.1	3.1	—

2015 Acquisition:
Bishop’s Square (1)	10.7	7.5	8.3

(1)	Excludes the effect of the ground lease, which significantly increases the weighted average useful life for these intangibles.

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the nine months ended September 30, 2016, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016:

		For the Three Months Ended	For the Nine Months Ended
2016 Acquisitions		September 30, 2016	September 30, 2016
Domain Apartments	Revenue	$1,201,402	$3,135,835
	Net income (loss)	$(289,331)	$(1,621,901)
Cottonwood Corporate Center	Revenue	$3,571,563	$3,571,563
	Net income (loss)	$(2,042,101)	$(2,042,101)
Goodyear Crossing II	Revenue	$623,832	$623,832
	Net income (loss)	$(241,421)	$(241,421)

The following unaudited consolidated information is presented to give effect to the Company’s 2016 acquisitions as if the acquisitions had occurred on January 1, 2015. The pro forma net income (loss) was adjusted to exclude acquisition-related fees and expenses of $5.2 million and $6.2 million for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2015, the pro forma net loss was adjusted to include acquisition fees and expenses of $495,545 and $9.0 million, respectively, relating to the 2016 acquisition, as if these fees and expenses had been incurred as of January 1, 2015.

The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed this acquisition on January 1, 2015, nor does it purport to represent the Company’s future operations:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Pro Forma 2016	Pro Forma 2015	Pro Forma 2016	Pro Forma 2015
Revenues	$8,956,269	$8,909,292	$26,564,005	$25,137,056
Net income (loss) attributable to stockholders	$(2,027,796)	$(2,566,148)	$(6,153,706)	$(20,353,595)

The table below includes the amounts of revenue and net income (loss) of the acquisition completed during the nine months ended September 30, 2015, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2015:

		For the Three Months Ended	For the Nine Months Ended
2015 Acquisitions		September 30, 2015	September 30, 2015
Bishop’s Square	Revenue	$2,104,007	$4,848,418
	Net income (loss)	$467,716	$(2,050,343)

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

The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed this acquisition on January 1, 2014, nor does it purport to represent the Company’s future operations:

	For the Three Months Ended	For the Nine Months Ended
	September 30,	September 30,
	Pro Forma 2015	Pro Forma 2015
Revenues	$2,698,258	$8,034,040
Net income (loss) attributable to stockholders	$10,722	$(739,662)

5. DEBT FINANCING

As of September 30, 2016 and December 31, 2015, the Company had approximately $202.9 million and $60.2 million of debt outstanding with a weighted average interest rate of 2.26% and 1.30%, respectively. The following table provides additional information regarding the Company’s debt outstanding at September 30, 2016 and December 31, 2015:

Description	Origination or Assumption Date	Maturity Date		Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of September 30, 2016	Principal Outstanding at September 30, 2016	Principal Outstanding at December 31, 2015
Secured Mortgage Debt
Bishop's Square	3/3/2015	3/2/2022		€55,200,000	Euribor + 1.30% (1)	1.30%	$61,884,720	$60,201,120
Domain Apartments	1/29/2016	1/29/2020		$34,300,000	Libor + 1.60%	2.13%	34,300,000	—
Cottonwood Corporate Center	7/5/2016	8/1/2023		$78,000,000	Fixed	2.98%	77,731,046	—
Goodyear Crossing II	8/18/2016	8/18/2021		$29,000,000	Libor + 2.00%	2.52%	29,000,000	—
Notes Payable							$202,915,766	$60,201,120
Affiliate Note Payable
Credit Facility with Hines	12/15/2014	12/15/2016	(2)	$75,000,000	Variable	N/A	—	—
Total Note Payable to Affiliate							$—	$—
Total Principal Outstanding							$202,915,766	$60,201,120
Unamortized financing fees							(1,067,299)	(507,908)
Total							$201,848,467	$59,693,212

(1)	The Company entered into a 2.0% Euribor interest rate cap agreement at the loan origination date as an economic hedge against the variability of future interest rates on this borrowing.

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

Domain Apartments Mortgage Loan

In connection with the acquisition of the Domain Apartments, the Company entered into a loan agreement with Wells Fargo Bank, National Association ("Wells Fargo") for a principal sum of $34.3 million. Interest accrued on the loan is due and payable on the first business day of each month commencing in February 2016. The loan has a floating interest rate of Libor + 1.60%. Repayment of principal is due upon the maturity of the loan on January 29, 2020. The Company has the option to extend the term for an additional one-year period, subject to the satisfaction of certain conditions. The loan may be prepaid at any time on or after July 29, 2017, subject to certain conditions, including but not limited to, providing 30 days’ advance notice to Wells Fargo.

Cottonwood Corporate Center Mortgage Loan

In connection with the acquisition of Cottonwood Corporate Center, the Company entered into a loan agreement with Principal Life Insurance Company (“Principal Life”) for a principal sum of $78.0 million. Principal and interest accrued on the loan are due and payable on the first day of each month commencing in September 2016. The loan has a fixed interest rate per annum equal to 2.98% and matures on August 1, 2023. The loan may be prepaid at any time on or after April 1, 2023 without penalty, subject to certain conditions, including but not limited to providing 30 days’ advance written notice to Principal Life, and in the event of prepayment of the loan prior to April 1, 2023, the payment of a prepayment penalty.

Goodyear Crossing II Mortgage Loan

In connection with the acquisition of Goodyear Crossing II, the Company entered into a loan agreement with SunTrust Bank (“SunTrust”) for a principal sum of $29.0 million. Interest accrued on the loan is due and payable on the fifth of each month commencing in October 2016. The loan has a floating interest rate of Libor + 2.00%. Repayment of principal is due upon the maturity of the loan on the earlier of (i) August 18, 2021, or (ii) the date on which the principal amount of the loan has been declared or automatically has become due and payable. The loan may be prepaid at any time, in whole or in part, without premium or penalty, subject to certain conditions, including but not limited to providing three days’ advance written notice to SunTrust.

Hines Credit Facility

For the period from January 2016 through September 2016, the Company made draws of $25.5 million and payments of $25.5 million under the Hines Credit Facility. Additionally, from October 1, 2016 through November 9, 2016, the Company had no additional borrowings under the Hines Credit Facility, which resulted in the Company continuing to have no outstanding balance under the Hines Credit Facility as of November 9, 2016.

Financial Covenants

The Company’s loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants as of September 30, 2016.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from October 1, 2016 through December 31, 2016, for each of the years ending December 31, 2017 through December 31, 2020 and for the period thereafter.

	Payments Due by Year
	October 1, 2016 through December 31, 2016	2017	2018	2019	2020	Thereafter
Principal payments	$270,292	$1,650,212	$1,700,066	$1,751,426	$36,104,337	$161,439,433

6. DISTRIBUTIONS

With the authorization of its board of directors, the Company declared distributions with respect to Class A Shares of the Company’s common stock for the period from October 1, 2014 through November 30, 2016. For the period from October 1, 2014 through April 30, 2016, distributions for Class A Shares were calculated based on stockholders of record each day in an amount equal to $0.001575342 per share, per day. The distribution rate per share, per day was increased effective May 1, 2016. As a result, with respect to the period from May 1, 2016 through November 30, 2016, distributions for Class A Shares were or will be calculated based on stockholders of record each day in an amount equal to $0.001594766 per share, per day. Also, with the authorization of the board of directors, the Company declared distributions with respect to Class T Shares of the Company’s common stock for the period from August 24, 2015 through November 30, 2016. For the period from August 24, 2015 through April 30, 2016, distributions for Class T Shares were calculated based on stockholders of record each day in an amount equal to $0.001575342 per share, per day less the distribution and stockholder servicing fees that were payable with respect to such Class T Shares (as calculated on a daily basis). The distribution rate per share, per day was increased effective May 1, 2016. As a result, with respect to the period from May 1, 2016 through November 30, 2016, distributions for Class T Shares were or will be calculated based on stockholders of record each day in an amount equal to $0.001594766 per share, per day less the distribution and stockholder servicing fees that are payable with respect to such Class T Shares (as calculated on a daily basis).

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

	Stockholders			Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared
2016
September 30, 2016	$1,339,731	$1,427,381	$2,767,112	$3,097
June 30, 2016	1,106,860	1,128,377	2,235,237	3,052
March 31, 2016	871,004	886,755	1,757,759	3,026
Total	$3,317,595	$3,442,513	$6,760,108	$9,175

2015
December 31, 2015	$603,936	$655,664	$1,259,600	$3,059
September 30, 2015	457,698	489,796	947,494	3,060
June 30, 2015	279,432	287,799	567,231	3,027
March 31, 2015	91,135	58,691	149,826	2,993
Total	$1,432,201	$1,491,950	$2,924,151	$12,139

7. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the periods indicated below:

	Incurred
	Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid as of
Type and Recipient	2016	2015	2016	2015	September 30, 2016	December 31, 2015
Selling Commissions- Dealer Manager	$1,240,268	$1,428,616	$4,001,576	$4,748,095	$41,508	$276,686
Dealer Manager Fee- Dealer Manager (1)	614,115	624,837	2,450,880	2,071,232	(10,520)	98,451
Distribution & Stockholder Servicing Fee- Dealer Manager	1,398,561	—	3,260,158	—	3,158,125	7,246
Issuer Costs- the Advisor (2)	982,477	1,344,860	2,457,908	3,193,373	5,426,004	2,701,249
Acquisition Fee- the Advisor and affiliates of Hines	4,396,465	—	5,704,154	2,327,715	4,396,465	—
Asset Management Fee- the Advisor and affiliates of Hines (3)	439,630	115,343	439,630	367,184	439,630	(119,781)
Other- the Advisor (4)	451,488	158,280	815,267	607,430	95,799	180,488
Interest Expense- Hines (5)	25,487	109,658	27,507	540,994	—	—
Property Management Fee- Hines	120,365	11,600	144,224	34,800	—	—
Construction Management Fee- Hines	—	33,366	—	33,366	—	—
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	244,929	110,674	415,911	230,982	167,745	41,871
Total	$9,913,785	$3,937,234	$19,717,215	$14,155,171	$13,714,756	$3,186,210

(1)
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

(2)
See Note 2 — Summary of Significant Accounting Policies – Issuer Costs for additional information on the amendment to the Company’s Advisory Agreement regarding the reimbursement of issuer costs to the Advisor.

(3)
The Advisor waived $268,678 and $1.0 million in asset management fees payable to it during the three and nine months ended September 2016, respectively. The Advisor also waived $138,500 and $129,524 in asset management fees payable to it during the three months ended September 30, 2015 and March 31, 2015, respectively. However, since MFFO exceeded distributions declared to the Company’s stockholders during the three months ended June 30, 2015, no asset management fees were waived by the Advisor for that period.

(4)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

(5)	Includes amounts paid related to the Hines Credit Facility.

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

As of September 30, 2016, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $202.9 million, was $202.9 million. As of December 31, 2015, the Company estimated that the book value of its note payable, excluding deferred financing costs, approximates its fair value since its variable interest rate approximated the then-current lending rate for loans with similar maturities and credit quality. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

9. REPORTABLE SEGMENTS

As described previously, the Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. The Company’s current business consists of owning, operating, acquiring, developing, investing in, and disposing of real estate assets. All of the Company’s consolidated revenues and property operating expenses as of September 30, 2016 are from the Company’s five consolidated real estate properties owned as of that date. As a result, the Company’s operating segments have been classified into one of four reportable segments: domestic office investments, domestic multi-family investments, domestic other investments, and international office investments.

The tables below provide additional information related to each of the Company’s segments and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Revenue
Domestic office investments	$3,571,563	$—	$3,571,563	$—
Domestic multi-family investments	1,201,402	—	3,135,835	—
Domestic other investments	1,228,354	594,251	2,436,683	1,790,558
International office investments	2,112,062	2,104,007	6,253,074	4,848,418
Total Revenue	$8,113,381	$2,698,258	$15,397,155	$6,638,976

For the three and nine months ended September 30, 2016 and 2015, the Company’s total revenue was attributable to the following countries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total Revenue
United States	74%	22%	59%	27%
Ireland	26%	78%	41%	73%

For the three and nine months ended September 30, 2016 and 2015, the Company’s property revenues in excess of expenses by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Property revenues in excess of expenses (1)
Domestic office investments	$2,384,100	$—	$2,384,100	$—
Domestic multi-family investments	838,930	—	2,065,346	—
Domestic other investments	927,333	447,270	1,835,723	1,297,019
International office investments	1,722,340	1,668,246	5,160,198	3,746,714
Corporate-level accounts	20,352	—	15,746	—
Property revenues in excess of expenses	$5,893,055	$2,115,516	$11,461,113	$5,043,733

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of September 30, 2016 and December 31, 2015, the Company’s total assets by segment were as follows:

	September 30, 2016	December 31, 2015
Total Assets
Domestic office investments	$140,163,974	$—
Domestic multi-family investments	55,654,493	—
Domestic other investments	79,894,535	24,294,382
International office investments	105,454,887	105,076,935
Corporate-level accounts	6,676,744	19,684,932
Total Assets	$387,844,633	$149,056,249

As of September 30, 2016 and December 31, 2015, the Company’s total assets were attributable to the following countries:

	September 30, 2016	December 31, 2015
Total Assets
United States	73%	30%
Ireland	27%	70%

For the three and nine months ended September 30, 2016 and 2015 the Company’s reconciliation of the Company’s property revenues in excess of expenses to the Company’s net income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Reconciliation to net income (loss)
Total property revenues in excess of expenses	$5,893,055	$2,115,516	$11,461,113	$5,043,733
Depreciation and amortization	(5,562,477)	(1,183,116)	(9,873,272)	(3,020,954)
Acquisition related expenses	(929,674)	(159,767)	(1,369,619)	(2,827,302)
Asset management and acquisition fees	(4,836,095)	(115,343)	(6,136,530)	(2,694,899)
General and administrative expenses	(578,616)	(289,055)	(1,587,662)	(1,030,748)
Gain (loss) on derivatives	(1,446)	(17,474)	(5,707)	(31,985)
Foreign currency gains (losses)	(40,985)	—	8,041	(234)
Interest expense	(1,115,245)	(349,716)	(1,900,919)	(1,096,283)
Interest income	6,780	250	47,599	2,298
Net income (loss)	$(7,164,703)	$1,295	$(9,356,956)	$(5,656,374)

10. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,619,357	$853,919
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$966,047	$343,684
Distributions reinvested	$3,189,211	$660,052
Shares tendered for redemption	$24,313	$—
Offering proceeds due from transfer agent	$250,173	$409,870
Non-cash net liabilities acquired	$7,200,883	$470,144
Offering costs payable to the Advisor	$1,376,041	$3,193,373
Distribution and stockholder servicing fees payable to the Dealer Manager	$3,158,125	$—
Equipment acquired under capital lease	$177,914	$—
Accrued capital additions	$—	$181,587

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

Executive Summary

Hines Global REIT II, Inc. (“Hines Global II” and, together with its consolidated subsidiaries, “we,” “us” or the “Company”) was formed in July 2013 to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. In August 2014, we commenced an offering of up to $2.5 billion of our common stock (the “Offering”) in any combination of Class A shares (“Class A Shares”) and Class T shares (“Class T Shares”) of our common stock. We engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of our Advisor, to serve as the dealer manager for the Offering and market our shares. As of November 1, 2016, we have received gross offering proceeds of $230.7 million from the sale of 23.6 million shares.

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

On July 25, 2016, we, our Dealer Manager and our Advisor entered into the Third Amended and Restated Dealer Manager Agreement, effective as of August 2, 2016 (the “Amended Dealer Manager Agreement”). Pursuant to the Amended Dealer Manager Agreement, our Advisor will pay a portion of the dealer manager fees payable to our dealer manager in an amount equal to 1.5% of the gross offering proceeds with respect to Class A Shares and Class T Shares sold in the primary Offering on and after August 2, 2016. Our Advisor will not be reimbursed by us in any way for the payment of such dealer manager fees.

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

Our cash flow from operations has been and may continue to be insufficient to fund distributions to stockholders. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. Commencing with the quarter ended December 31, 2014, our Advisor agreed to waive the asset management fees for each quarter through December 31, 2016, to the extent that our modified funds from operations (“MFFO”), for a particular quarter is less than our distributions declared for such quarter, as disclosed in each Quarterly Report on Form 10-Q or Annual Report on Form 10-K, as applicable. As a result of these waivers, our Advisor waived $268,678 and $1.0 million in asset management fees payable to it for the three and nine months ended September 30, 2016, respectively. Further, our Advisor waived $138,500 and $129,524 of the asset management fees payable to it for the three months ended September 30, 2015 and March 31, 2015, respectively. However, since MFFO exceeded distributions declared during the three months ended June 30, 2015, no asset management fees were waived by our Advisor for that period. There can be no assurances that our Advisor will continue this waiver, and if not, cash available to pay distributions in future periods may be reduced.

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. The following table provides additional information regarding each of the properties in which we owned an interest as of September 30, 2016.

Property (1)	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased
2819 Loker Avenue East	Carlsbad, California	Industrial	12/2014; $25.4	6.5%	161,310	100%
Bishop's Square	Dublin, Ireland	Office	3/2015; $103.2	6.1%	153,387	100%
Domain Apartments	Las Vegas, Nevada	Multi-family	1/2016; $58.1	5.5%	331,038	95%
Cottonwood Corporate Center	Salt Lake City, Utah	Office	7/2016; $139.2	6.9%	490,030	91%
Goodyear Crossing II	Phoenix, Arizona	Industrial	8/2016; $56.2	8.5%	820,384	100%
Total for All Investments					1,956,149	97%

(1)
We effectively owned a 99.9% interest in the properties we had acquired as of September 30, 2016 through our ownership interest in the Operating Partnership as its sole general partner. Hines Global REIT II Associates Limited Partnership (“HALP II”), an affiliate of Hines, owned the remaining 0.1% interest in the Operating Partnership as of that date.

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

In September 2016, we entered into a contract to acquire Rookwood Commons and Rookwood Pavilion, two contiguous shopping centers located in Cincinnati, Ohio (collectively referred to as “Rookwood”). The contract purchase price for Rookwood is $190.0 million, exclusive of transaction costs and working capital reserves. Rookwood consists of 600,071 square feet that is, in the aggregate, 97% leased. We expect the closing of this acquisition to occur during the fourth quarter of 2016, subject to a number of closing conditions. There can be no assurances as to when or if this acquisition will occur.

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

Our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. Our independent directors approved borrowings in excess of these limitations in connection with our first two investments, since we are in the early stages of raising capital through the Offering. As of September 30, 2016, our portfolio was approximately 51% leveraged, based on the most recent appraised values of our real estate investments or net purchase prices for properties acquired subsequent to February 2016.

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

Net cash provided by operating activities was $3.7 million for the nine months ended September 30, 2016 compared to net cash used in operating activities of $2.4 million for the nine months ended September 30, 2015. Net cash provided by operating activities increased as a result of the acquisition of the Domain Apartments, Cottonwood Corporate Center and Goodyear Crossing II during the nine months ended September 30, 2016 and the operation of Bishop’s Square (acquired March 2015) for the entire nine months ended September 30, 2016, as well as a reduction of acquisition fees and acquisition-related expenses paid during the nine months ended September 30, 2016. We paid acquisition fees and acquisition-related expenses totaling $2.5 million and $5.3 million for the nine months ended September 30, 2016 and 2015, respectively. Under accounting principles generally accepted in the United States (“GAAP”), acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from the Offering and/or acquisition-related indebtedness. We had a liability of $4.4 million for acquisition fees payable to our Advisor as of September 30, 2016. There was no such liability as of September 30, 2015.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 and 2015 were primarily due to the following:

Nine months ended September 30, 2016

•	Payment of $244.8 million related to the acquisition of the Domain Apartments, Cottonwood Corporate Center and Goodyear Crossing II.

•	Payment of a $5.0 million earnest money deposit in connection with the potential acquisition of Rookwood.

Nine months ended September 30, 2015

•	Payment of $102.7 million related to the acquisition of Bishop’s Square.

•	Increase in restricted cash of $2.9 million related to rent payments at Bishop’s Square that were released by the lender subsequent to September 30, 2015.

Cash Flows from Financing Activities

Initial Public Offering

We commenced the Offering in August 2014 and met our minimum offering requirements for every state, except Washington and Pennsylvania, in September 2014 (the minimum offering requirements were met in March 2015 with respect to the state of Washington and December 2015 with respect to the state of Pennsylvania). During the nine months ended September 30, 2016 and 2015, we raised gross proceeds of $104.5 million and $69.2 million, respectively, from the Offering, excluding proceeds from the distribution reinvestment plan. In addition, during the nine months ended September 30, 2016, we redeemed $414,170 in shares of common stock pursuant to our redemption program. No shares of our common stock were redeemed pursuant to our share redemption program for the nine months ended September 30, 2015.

In addition to the investing activities described previously, we use proceeds from the Offering to make certain payments to our Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of issuer costs. During the nine months ended September 30, 2016 and 2015, we made payments of $10.7 million and $10.8 million, respectively, for selling commissions, dealer manager fees, distribution and shareholder servicing fees and issuer costs related to the Offering. These selling commissions and dealer manager fees are lower for Class T Shares of our common stock than for Class A Shares. Therefore, the decrease in the payment of these fees and commissions noted above is primarily due to a higher proportion of Class T Shares being sold during the current period. In addition, we amended our Dealer Manager Agreement in July 2016 to reduce the dealer manager fees payable by us, as described previously.

Our Advisory Agreement was amended, effective February 29, 2016, to cap the amount which we will reimburse our Advisor for the cumulative issuer costs incurred in connection with our organization and our public offerings. As a result of the cap on reimbursement as a percentage of gross offering proceeds, on April 14, 2016, our Advisor reimbursed us for $4.0 million in issuer costs that we had previously reimbursed in excess of this new 2.5% cap. As we raise additional offering proceeds, we expect to reimburse our Advisor for the $4.0 million in issuer costs it recently repaid to us to the extent such costs do not exceed 2.5% of gross offering proceeds from our public offerings.

Distributions

With the authorization of the board of directors, we declared distributions with respect to Class A Shares of our common stock for the period from October 1, 2014 through November 30, 2016. For the period from October 1, 2014 through April 30, 2016, distributions for Class A Shares were calculated based on stockholders of record each day in an amount equal to $0.001575342 per share, per day. The distribution rate per share, per day was increased effective May 1, 2016. As a result, with respect to the period from May 1, 2016 through November 30, 2016, distributions for Class A Shares were or will be calculated based on stockholders of record each day in an amount equal to $0.001594766 per share, per day.

Also, with the authorization of the board of directors, we declared distributions with respect to Class T Shares of our common stock for the period from August 24, 2015 through November 30, 2016. For the period from August 24, 2015 through April 30, 2016, distributions for Class T Shares were calculated based on stockholders of record each day in an amount equal to $0.001575342 per share, per day less the distribution and stockholder servicing fees that were payable with respect to such Class T Shares (as calculated on a daily basis). The distribution rate per share, per day was increased effective May 1, 2016. As a result, with respect to the period from May 1, 2016 through November 30, 2016, distributions for Class T Shares were or will be calculated based on stockholders of record each day in an amount equal to $0.001594766 per share, per day less the distribution and stockholder servicing fees that are payable with respect to such Class T Shares (as calculated on a daily basis).

All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the distribution reinvestment plan have been or will be reinvested in shares of the same class as the shares on which the distributions are being made. Distributions paid to stockholders during the three months ended September 30, 2016 and 2015 were $2.6 million and $835,458, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. Distributions paid to stockholders during the nine months ended September 30, 2016 and 2015 were $6.3 million and $1.3 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan.

We have not generated sufficient cash flows from operations to fully fund distributions paid. Therefore some or all of our distributions have been and may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. For example, for the nine months ended September 30, 2016, we funded 46% of total distributions with cash flows from financing activities, which included offering proceeds. For the nine months ended September 30, 2015, we funded 9% of total distributions with cash flows from financing activities, which includes offering proceeds. Commencing with the quarter ended December 31, 2014, our Advisor agreed to waive the asset management fees for each quarter through December 31, 2016, to the extent that our MFFO, for a particular quarter, as disclosed in our Quarterly Report on Form 10-Q or Annual Report on Form 10-K, as applicable, amounts to less than the aggregate distributions declared to our stockholders for such quarter.  As a result of these waivers, our Advisor waived $1.0 million and $268,024 in asset management fees payable to it for the nine months ended September 30, 2016 and 2015, respectively. Also, as a result of these waivers, cash flows from operations that would have been paid to our Advisor for asset management fees may be available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that are waived will not be paid to our Advisor in cash at any time in the future.

The following table outlines our total distributions declared to stockholders and noncontrolling interests (HALP II) for each of the quarters during 2016 and 2015, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan.

	Stockholders			Noncontrolling Interests	Sources
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities
2016
September 30, 2016	$1,339,731	$1,427,381	$2,767,112	$3,097	$1,449,152	52%	$1,321,057	48%
June 30, 2016	1,106,860	1,128,377	2,235,237	3,052	2,238,289	100%	—	—%
March 31, 2016	871,004	886,755	1,757,759	3,026	—	—%	1,760,785	100%
Total	$3,317,595	$3,442,513	$6,760,108	$9,175	$3,687,441	54%	$3,081,842	46%
2015
December 31, 2015	$603,936	$655,664	$1,259,600	$3,059	$754,717	60%	$507,942	40%
September 30, 2015	457,698	489,796	947,494	3,060	950,554	100%	—	—%
June 30, 2015	279,432	287,799	567,231	3,027	570,258	100%	—	—%
March 31, 2015	91,135	58,691	149,826	2,993	—	—%	152,819	100%
Total	$1,432,201	$1,491,950	$2,924,151	$12,139	$2,275,529	77%	$660,761	23%

Debt Financings

As mentioned previously, our portfolio was approximately 51% leveraged as of September 30, 2016 (based on the most recent appraised values of our real estate investments or net purchase prices for properties acquired subsequent to February 2016) with a weighted average interest rate of 2.26%. Below is additional information regarding our loan activity for the nine months ended September 30, 2016 and 2015. See Note 5 — Debt Financing for additional information regarding our outstanding debt.

2016

•
We entered into $141.3 million of permanent mortgage financing related to the acquisition of the Domain Apartments, Cottonwood Corporate Center and Goodyear Crossing II and made payments of $656,545 for financing costs related to these loans.

•
We borrowed $25.5 million under the Hines Credit Facility and made payments of $25.5 million on this facility, which resulted in us having no outstanding balance under this facility as of September 30, 2016.

2015

•	We entered into $61.8 million of permanent mortgage financing related to the acquisition of Bishop’s Square.

•	We borrowed $50.3 million under the Hines Credit Facility and made payments of $60.6 million on this facility.

•	We made payments of $625,876 for financing costs related to our loans and $47,876 for an interest rate cap related to the mortgage loan secured by Bishop’s Square.

Results of Operations

We owned five properties that were 97% leased as of September 30, 2016 compared to two properties that were 100% leased as of September 30, 2015. As we are currently in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties. Amounts recorded in our condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 are due to the following:

•
Total revenues, property operating expenses, real property taxes, property management fees, depreciation and amortization, and interest expense relate to the operation of our five properties since December 2014.

•
Acquisition-related expenses represent costs related to the acquisition of our real estate investments, including those properties which we may acquire in future periods. These costs vary significantly from one acquisition to the next. For example, during the nine months ended September 30, 2015, we incurred a $2.0 million Stamp Duty tax related to the acquisition of Bishop’s Square. No similar acquisition expenses were incurred in relation to any of our acquisitions during the nine months ended September 30, 2016.

•
We expect to pay monthly asset management fees to our Advisor based on an annual fee equal to 0.75% of (i) the cost of our real estate investments or (ii) with respect to our real estate investments included in our board of directors’ most recent determination of an estimated net asset value per share, the most recently determined value of such real estate investments. As described previously, our Advisor agreed to waive asset management fees for each of the quarters ended September 30, 2016 and 2015, to the extent that our MFFO, for a particular quarter, is less than our distributions declared for such quarter. As a result of these waivers, our Advisor waived $268,678 and $1.0 million in asset management fees payable to it during the three and nine months ended September 30, 2016, respectively. Further, our Advisor waived $138,500 and $268,024 in asset management fees payable to it during the three and nine months ended September 30, 2015, respectively.

•
We pay our Advisor acquisition fees equal to 2.25% of the purchase price of our real estate investments. Acquisition fees for the nine months ended September 30, 2016 were higher than those for the corresponding period in 2015 due to an increase in our acquisition activity. We acquired three properties for an aggregate purchase price of $253.5 million during the nine months ended September 30, 2016 as compared to one property for $103.2 million during the nine months ended September 30, 2015.

•
General and administrative expenses for the nine months ended September 30, 2016 and 2015 primarily consist of legal and accounting fees, costs and expenses associated with our board of directors, transfer agent costs and insurance costs. Certain of these costs are variable and will increase in the future as we continue to raise capital and make additional real estate investments.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations for the three and nine months ended September 30, 2016 and 2015 and the period from inception through September 30, 2016. As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three months ended September 30,		Nine months ended September 30,		Period from July 31, 2013 (date of inception) through September 30, 2016
	2016	2015	2016	2015
Net income (loss)	$(7,164,703)	$1,295	$(9,356,956)	$(5,656,374)	$(16,322,195)
Depreciation and amortization (1)	5,562,477	1,183,116	9,873,272	3,020,954	14,129,159
Adjustments for noncontrolling interests (2)	(8,462)	(502)	(15,120)	38,399	205,568
Funds From Operations attributable to common stockholders	(1,610,688)	1,183,909	501,196	(2,597,021)	(1,987,468)
Loss (gain) on derivative instruments (3)	1,446	17,474	5,707	31,985	46,243
Loss (gain) on foreign currency (4)	44,001	—	(1,319)	—	9,081
Other components of revenues and expenses (5)	(904,410)	(266,276)	(1,419,648)	(675,920)	(2,363,872)
Acquisition fees and expenses (6)	5,240,990	12,486	6,988,184	5,007,737	12,933,076
Adjustments for noncontrolling interests (2)	(4,227)	(99)	(5,958)	(39,659)	(78,731)
Modified Funds From Operations attributable to common stockholders	$2,767,112	$947,494	$6,068,162	$1,727,122	$8,558,329
Basic and diluted income (loss) per common share	$(0.36)	$—	$(0.58)	$(1.44)	$(2.86)
Funds From Operations attributable to common stockholders per common share	$(0.08)	$0.18	$0.03	$(0.66)	$(0.35)
Modified Funds From Operations attributable to common stockholders per common share	$0.14	$0.14	$0.38	$0.44	$1.51
Weighted average shares outstanding	19,808,452	6,582,900	16,134,239	3,930,427	5,651,818

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

(5)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and nine months ended September 30, 2016 and 2015 and the period from inception through September 30, 2016:

	Three months ended September 30,		Nine months ended September 30,		Period from July 31, 2013 (date of inception) through September 30, 2016
	2016	2015	2016	2015
Straight-line rent adjustment (a)	$(888,217)	$(174,270)	$(1,221,365)	$(454,337)	$(1,854,244)
Amortization of lease incentives (b)	1,278	—	3,836	—	4,673
Amortization of out-of-market leases (b)	(17,216)	(92,006)	(201,864)	(221,583)	(514,046)
Other	(255)		(255)		(255)
	$(904,410)	$(266,276)	$(1,419,648)	$(675,920)	$(2,363,872)

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

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•	For the three and nine months ended September 30, 2016, we incurred $119,913 and $214,691, respectively, in distribution and stockholder servicing fees.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from our debt financings, proceeds from the Offering, cash advances from our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets to fund distributions to our stockholders. For the nine months ended September 30, 2016, we funded 46% of total distributions with cash flows from financing activities, which includes offering proceeds. For the nine months ended September 30, 2015, we funded 9% of total distributions with cash flows from financing activities, which includes offering proceeds. As a result of the waivers described in “—Executive Summary”, our Advisor waived $1.0 million and $268,024 in asset management fees payable to it for nine months ended September 30, 2016 and 2015, respectively. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through September 30, 2016, we declared $9.7 million of cash distributions to our stockholders (including those reinvested in shares pursuant to our distribution reinvestment plan), compared to our total aggregate FFO loss of $2.0 million and our total aggregate net loss of $16.3 million for that period. During the Offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income (loss) and FFO. From inception through September 30, 2016, we incurred acquisition fees and expenses totaling $12.9 million. For the nine months ended September 30, 2016, we declared $6.8 million of cash distributions to our stockholders (including those reinvested in shares pursuant to our distribution reinvestment plan), compared to our total aggregate FFO of $501,196. For the nine months ended September 2015, we declared $1.7 million of cash distributions to our stockholders (including those reinvested in shares pursuant to our distribution reinvestment plan), compared to our total aggregate FFO loss of $2.6 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2016 and December 31, 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk, currency risk and real estate valuation risk are the primary market risks to which we are exposed. As of September 30, 2016, we were exposed to the market risks listed below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of September 30, 2016, we had $125.2 million of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $1.3 million in interest expense. Additionally, in March 2015, we entered into an interest rate cap to limit our exposure to rising interest rates related to our mortgage loan secured by Bishop’s Square. See Note 5 — Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt.

Foreign Currency Risk

Our investment in Bishop’s Square is subject to the effects of exchange rate movements between the Euro and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our condensed consolidated financial statements. We have entered into a mortgage loan denominated in Euros for this investment, which provides a natural hedge with regard to changes in exchange rates between the Euro and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of Euros, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Based upon our analysis, a 10% immediate, unfavorable change in the exchange rate between the Euro and U.S. dollar would have decreased the net book value of our investment in Bishop’s Square by approximately $3.8 million and would have reduced the net income (loss) of Bishop’s Square by $183,024.

Other Risks

As described elsewhere in this Quarterly Report on Form 10-Q, our Advisor has agreed to waive the asset management fee otherwise payable to it pursuant to our Advisory Agreement for each of the quarters in 2016, to the extent that our MFFO, for each respective quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounts to less than 100% of the aggregate distributions declared for such quarter. There can be no assurances that our Advisor will continue this waiver subsequent to the fourth quarter of 2016, and if not, cash available to pay distributions in future periods may be reduced.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of November 9, 2016, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

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

In our initial quarters of operations, and from time to time thereafter, our cash flow from operations may be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source and we may choose to pay distributions when we do not have sufficient cash flow from operations to fund such distributions. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. For example, we funded 46% of total distributions for the nine months ended September 30, 2016 and 23% of total distributions for 2015 with cash flows from financing activities which includes offering proceeds. In addition, our Advisor agreed to waive the asset management fee otherwise payable to it pursuant to our Advisory Agreement for the fourth quarter of 2014 and for each of the quarters in 2015 and 2016, to the extent that our MFFO for each respective quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounts to less than 100% of the aggregate distributions declared for such quarter. Pursuant to this waiver agreement, our Advisor waived $1.0 million, $583,433 and $16,258 in asset management fees payable to it during the nine months ended September 30, 2016 and the years ended December 31, 2015 and December 31, 2014, respectively. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees. However, our Advisor and affiliates are under no obligation to advance funds to us or to defer or, subsequent to the fourth quarter of 2016, to continue to waive fees in order to support our distributions. When we pay distributions in excess of earnings and we use cash flows from financing activities, including offering proceeds and borrowings, to fund distributions, then we have less funds available for operations and for acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, may reduce our stockholders’ overall return and may result in the dilution of our stockholders’ investment. In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ interest in us. Furthermore, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.
The actual value of shares that we redeem under our share redemption program may be substantially less than what we pay.
Under our share redemption program, commencing on October 31, 2016, shares may be repurchased at a price equal to the estimated per share NAV applicable to the class of shares being redeemed and most recently announced by us in a public filing with the SEC as of the applicable date of the redemption. However, if the redemptions are sought upon a stockholder’s death or disability, shares will be redeemed at a price equal to the price paid to acquire such shares from us; provided that, the redemption price cannot exceed the then-current offering price, in which case, the redemption price will be reduced as necessary to equal the then-current offering price for such class of shares being redeemed. The estimated per share NAV and the price paid to acquire shares from us may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, we may redeem share at prices that are higher than the actual value of our shares, which would be dilutive to our remaining stockholders.
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
In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Therefore, an investment in our common stock will be subject to greater risk to the extent that we lack a geographically diversified portfolio. As of September 30, 2016, based on the estimated aggregate value of our real estate investments, approximately 7% of our portfolio consists of a property located in Carlsbad, California, approximately 29% consists of a property located in Dublin Ireland, approximately 15% consists of a property located near Las Vegas in Henderson, Nevada, approximately 35% consists of a property located near Salt Lake City in Cottonwood Heights, Utah, and approximately 14% consists of a property located near Phoenix, in Goodyear, Arizona.

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in those industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on leased square footage of our commercial real estate properties, as of September 30, 2016, approximately 52% is leased to tenants in the retail industry, approximately 10% is leased to tenants in the manufacturing industry, and approximately 12% is leased to tenants in the information industry.

We will depend on tenants for our revenue, and therefore our revenue will be dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. Of our total rental revenue for the nine months ended September 30, 2016, approximately 24% was earned from the Commissioner of Public Works in Ireland, a state agency of Ireland, whose lease expires in 2028 and 12% was earned from Acushnet, a tenant in the manufacturing industry, whose lease expires in 2019. The weakening of the financial condition or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations and our ability to pay distributions.

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

Two of our properties are and in the future, we may invest in additional properties that are leased to a single or significant tenant and, accordingly, may be suited to the particular or unique needs of such tenant. We may have difficulty replacing such a tenant if the floor plan of the vacant space limits the types of businesses that can use the space without major renovation. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2016, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds from Registered Securities

On August 20, 2014, the Registration Statement on Form S-11 (File No. 333-191106) for the Offering was declared effective under the Securities Act. The Offering commenced on August 20, 2014 and is currently expected to terminate on or before August 20, 2017, unless extended by our board of directors.

From August 20, 2014 through September 30, 2016, we received gross proceeds of approximately $151.5 million through the sale of 15.3 million Class A Shares and $62.8 million through the sale of 6.6 million Class T Shares to the public in connection with the Offering. Since August 20, 2014, we have used proceeds from the Offering to pay $16.3 million of selling commissions and dealer manager fees, as well as $5.0 million of issuer costs related to the Offering.  See Note 2 — Summary of Significant Accounting Policies—Issuer Costs for additional information regarding the amendment to our Advisory Agreement executed in April 2016 and effective February 29, 2016, which has reduced the amount of issuer costs payable to our Advisor as a percentage of gross offering proceeds. As a result of the amendment to our Advisory Agreement, our Advisor reimbursed us for $4.0 million in issuer costs that we had previously reimbursed to our Advisor. See Note 7— Related Party Transactions for additional information regarding the amendment of the Dealer Manager Agreement, pursuant to which our Advisor will pay a portion of the dealer manager fees payable to the dealer manager, without reimbursement from us. The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines.

Net proceeds available for investment after the payment of the costs described above were approximately $188.3 million. A portion of these proceeds, along with proceeds from debt financing, were used to make approximately $186.2 million of investments in real estate, including the purchase price of our investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment. We had approximately $1.2 million in uninvested offering proceeds as of September 30, 2016.

Additionally, we have not generated sufficient cash flow from operations to fully fund distributions paid. From inception through September 30, 2016, a portion of our distributions have been funded with cash flows from financing activities, which includes offering proceeds. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Distributions" for a description of the sources that have been used to fund our distributions.

Issuer Redemptions of Equity Securities

All eligible requests for redemptions that were received for the three months ended September 30, 2016 were redeemed using proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption program during the period covered by this report, including the average price paid per share.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
July 1, 2016 to July 31, 2016	2,735	$9.27	2,735	42,629
August 1, 2016 to August 31, 2016	16,779	$9.24	16,779	47,358
September 1, 2016 to September 30, 2016	2,646	$9.19	2,646	51,325
Total	22,160		22,160

(1)
This amount represents the number of shares available for redemption on September 30, 2016. Our share redemption program was first announced at the commencement of our initial public offering in August 2014. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year, and unless our board of directors determines otherwise, redemptions will be further limited to the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the bankruptcy, death or disability of a stockholder.

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

HINES GLOBAL REIT II, INC.

November 9, 2016	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

November 9, 2016	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.	Description
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
4.2
Hines Global REIT II, Inc. Fifth Amended and Restated Distribution Reinvestment Plan, effective as of October 31, 2016 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2016 and incorporated by reference herein)

10.1
Amendment No. 2 to Advisory Agreement, dated as of April 13, 2016 and effective as of February 29, 2016, among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP, and Hines Global REIT II, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on April 15, 2016 and incorporated by reference herein)

10.2
Loan Agreement, dated as of January 29, 2016 by and between Wells Fargo Bank, National Association, as Lender and Hines Global REIT II 891 Coronado LLC, as Borrower (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K on February 4, 2016 and incorporated by reference herein)

10.3
Promissory Note, dated as of January 29, 2016 by and between Hines Global REIT II 891 Coronado LLC, as borrower, and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K on February 4, 2016 and incorporated by reference herein)

10.4
Amendment No. 3 to Selected Dealer Agreement, dated April 12, 2016, by and among Hines Global REIT II, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.23 to Post-Effective Amendment No. 8 to the Registration Statement on April 15, 2016 and incorporated by reference herein)

10.5
Sale, Purchase and Escrow Agreement, dated as of May 13, 2016, by and between NOP Cottonwood Holdings, LLC, HGREIT II Cottonwood Center LLC, Commonwealth Land Title Insurance Company, Hines Global REIT II Properties LP and National Office Partners LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 19, 2016 and incorporated by reference herein)

10.6
Agreement of Purchase and Sale, dated as of June 24, 2016, by and between RT GOODYEAR, LLC and HGREIT II Goodyear Crossing LLC (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q on August 12, 2016 and incorporated by reference herein)

10.7
Loan Agreement, dated as of July 5, 2016 by and between Principal Life Insurance Company, as Lender and HGREIT II Cottonwood Center LLC, as Borrower (filed as Exhibit 10.26 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.8
Term Loan Agreement, dated as of August 18, 2016 by and between SunTrust Bank, as Lender and HGREIT II Goodyear Crossing LLC, as Borrower (filed as Exhibit 10.27 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.9
Contract of Sale, dated as of September 16, 2016, by and between CLP-SPF Rookwood Commons, LLC and CLP-SPF Rookwood Pavilion, LLC and HGREIT II Edmonson Road LLC and HGREIT II Madison Road LLC (filed as Exhibit 10.28 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.10
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global REIT II and Hines Interests Limited Partnership (Domestic Office Properties) (filed as Exhibit 10.29 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.11
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global REIT II and Hines Interests Limited Partnership (Domestic Multi-family and Industrial Properties) (filed as Exhibit 10.30 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

31.1*	Certification
31.2*	Certification
32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

101*
The following materials from Hines Global REIT II, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 9, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith