Form 10-K
period 2016-12-31
HINES GLOBAL REIT II, INC.
filed 2017-03-27
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

As of March 17, 2017, approximately 17.9 million shares of the registrant’s Class A common stock and 13.6 million shares of the registrant’s Class T common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement in connection with its 2017 annual meeting of stockholders are incorporated by reference in Part III. The registrant’s proxy statement will be filed with the Securities and Exchange Commission (“SEC”) no later than May 1, 2017.

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

Item 1.  Business

General Description of Business and Operations

Hines Global REIT II, Inc. (“Hines Global II”) was formed as a Maryland corporation on July 31, 2013, for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. On August 20, 2014, Hines Global II commenced an offering of up to $2.5 billion of its common stock for sale to the public (the “Offering”). Hines Global II is currently offering its common stock in any combination of Class A shares of common stock (“Class A Shares”) and Class T shares of common stock (“Class T Shares”). Hines Global II also issues shares pursuant to its distribution reinvestment plan at a price equal to the estimated per share net asset value (“NAV”) applicable to the class of shares on which the distributions are being made and most recently announced by Hines Global II in a public filing with the SEC as of the applicable date of the reinvestment. On March 2, 2017, Hines Global II announced a new estimated per share NAV of $9.65 per Class A Share and Class T Share, which represents a $0.62 increase over the previously determined estimated per share NAV of $9.03 as of February 29, 2016. As of March 17, 2017, Hines Global II had received gross offering proceeds of $307.3 million from the sale of 31.7 million common shares.

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

As of March 27, 2017, we owned interests in seven real estate investments. The properties contain, in the aggregate, 2.6 million square feet of leasable space. We may purchase properties or make other real estate investments that relate to varying property types including office, retail, industrial, multi-family residential, student housing and hospitality or leisure. We may invest in operating properties, properties under development, and undeveloped properties such as land. Other real estate investments may include equity or debt interests, including securities, in other real estate entities and debt related to properties such as mortgages, mezzanine loans, B-notes, bridge loans, construction loans and securitized debt.

We have no employees. Our business is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), under the terms and conditions of an advisory agreement between us and the Advisor (the “Advisory Agreement”). As compensation for these services, we pay our Advisor asset management, acquisition and disposition fees and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the Advisory Agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by, or for the benefit of, Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 3,750 employees have 60 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

Acquisition and Investment Policies

We have invested and expect to continue to invest the proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. We may purchase properties or make other real estate investments that relate to varying property types including office, retail, industrial, multi-family residential, student housing and hospitality or leisure. We may invest in operating properties, properties under development, and undeveloped properties such as land. Other real estate investments may include equity or debt interests including securities in other real estate entities and debt related to properties such as mortgages, mezzanine loans, B-notes, bridge loans, construction loans and securitized debt. We believe that there is an opportunity to create attractive total returns by employing a strategy of investing in a diversified portfolio of such investments which are well-selected, well-managed and disposed of at an optimal time. Our principal targeted assets are investments in properties, and other real estate investments that relate to properties, that have quality construction and desirable locations which can attract quality tenants. These types of investments are, or relate to, properties generally located in central business districts or suburban markets of major metropolitan cities worldwide. We intend to invest in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant. We anticipate that international real estate investments may comprise a substantial portion of our portfolio.

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

Financing Strategy and Policies

As of December 31, 2016, our portfolio was approximately 50% leveraged (based on the most recent appraised values of our real estate investments) with a weighted average interest rate of 2.37%. We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40%—60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as we determine to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs, including the payment of distributions. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. As described below, our independent directors have approved borrowings in excess of these limitations in connection with our first two investments, since we were in the early stages of raising capital through the Offering.

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

With the authorization of our board of directors, we declare distributions daily. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are being made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The tables below outline the distribution rates declared per share, per day and the annualized distribution rates for each Class A Share and Class T Share.

Class A Shares
Period Declared	Distribution Rate Per Share, Per Day	Annualized Distribution Rate Per Share
Beginning 4/1/2017	$0.001653699	$0.60
5/1/2016 - 3/31/2017	$0.001594766	$0.58
10/1/2014 - 4/30/2016	$0.001575342	$0.57

Class T Shares
Period Declared	Gross Distribution Rate Per Share, Per Day	Net Annualized Distribution Rate Per Share (1)
Beginning 4/1/2017	$0.001653699	$0.51
5/1/2016 - 3/31/2017	$0.001594766	$0.49
8/24/2015- 4/30/2016	$0.001575342	$0.48

(1)
Class T Shares are subject to an ongoing distribution and stockholder servicing fee of 1.0% per annum of the gross offering price per share (or, if we are no longer offering primary shares, the then-current estimated net asset value per share, if any has been disclosed). The gross distribution rate is the rate prior to deduction of the distribution and stockholder servicing fees payable. For purposes of calculating the net annualized distribution rate per share, we deduct from the gross annualized distribution rate an amount equal to 1.0% of the gross offering price, assuming a constant, per share offering price of $9.4489. The actual distribution rate for Class T Shares will vary based on the total amount of distribution and stockholder fees payable.

In our initial quarters of operations, and from time to time thereafter, we may continue to be unable to generate sufficient cash flow from operations to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. For example, we funded 60%, 23% and 100% of total distributions for the years ended December 31, 2016, 2015 and 2014, respectively, with cash flows from financing activities, which includes offering proceeds.

In addition, commencing with the quarter ended December 31, 2014, our Advisor agreed to waive the asset management fees for each quarter through the quarter ended December 31, 2016, to the extent that our modified funds from operations (“MFFO”), for a particular quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. As a result of these fee waivers, cash flows from operations that would have been paid to our Advisor for asset management fees may be available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that are waived will not be paid to our Advisor in cash at any time in the future. For additional information relating to MFFO, including a reconciliation of net loss to MFFO, for the years ended December 31, 2016, 2015 and 2014, respectively, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The table below outlines, with respect to each of the years ended December 31, 2016, 2015 and 2014, the asset management fees earned by our Advisor before application of the waivers, the amounts that were waived pursuant to the asset management fee waivers described above, and the asset management fees earned by our Advisor after application of the waivers (in thousands).

For the Years Ended	Asset Management Fee Pre-Waiver	Asset Management Fee Waived	Asset Management Fee Post-Waiver
December 31, 2016	$2,200	$1,252	$948
December 31, 2015	$888	$583	$305
December 31, 2014	$16	$16	$—

Our Advisor has also agreed to waive the asset management fees otherwise payable to it for the quarter ended March 31, 2017 to the extent that our MFFO for such quarter, as reduced to reflect the distribution and stockholder servicing fees payable for such quarter, as disclosed in our Quarterly Report on Form 10-Q, amounts to less than 100% of the aggregate distributions declared to our stockholders for that quarter.

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 2015. Our management believes that we operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2016 and 2015 in the accompanying consolidated financial statements. We did not elect to be taxed as a REIT for the taxable year ended December 31, 2014. This did not have an impact on our tax liability or the tax liability of our stockholders that invested in our public offering during 2014 since we did not have any taxable income for the year ended December 31, 2014.

Competition

Numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors, including Hines Global REIT, Inc. (“Hines Global I”) compete with us in acquiring properties or making other real estate investments and obtaining creditworthy tenants to occupy such properties. Many of these entities have significant financial and other resources, allowing them to compete effectively with us. Principal factors of competition in our primary business of acquiring properties or making other real estate investments include access to capital, the quality of properties, leasing terms (including rent and other charges and allowances for inducements and tenant improvements), the quality and breadth of tenant services provided, and reputation as an owner and operator of commercial real estate investments in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends of the global, national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, taxes, governmental regulations, legislation and demographic trends.

We believe Hines’ extensive real estate experience and depth and breadth of its organization of approximately 3,750 employees located in over 100 cities across the United States and 19 foreign countries allows it to better identify investment opportunities for us. However, competition may increase our cost of acquisitions.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. Of our total rental revenue for the year ended December 31, 2016, approximately 21% was earned from The Commissioners of Public Works in Ireland, a state agency of Ireland, under a lease that expires in January 2028, 11% was earned from Western Digital, a tenant in the information industry, whose lease expires in 2021, and approximately 10% was earned from the Acushnet Company, under a lease that expires in July 2019. As of December 31, 2016, there were no other tenants that individually represented more than 10% of our total rental revenue.

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

Investment Risks

We have a limited prior operating history, and the prior performance of other Hines affiliated entities may not be a good measure of our future results; therefore there is a higher risk that we will not be able to achieve our investment objectives compared to a real estate investment trust with a significant operating history.

We have a limited prior operating history. As a result, an investment in our shares of common stock may entail more risk than the shares of common stock of a real estate investment trust with a significant operating history and we may not be able to achieve our investment objectives. In addition, our stockholders should not rely on the past performance of investments by other investment vehicles sponsored by Hines to predict our future results. Our investment strategy and key employees may differ from the investment strategies and key employees of our affiliates in the past, present and future.

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

The Offering is a fixed price offering and the Offering price of each class of our common stock was not established on an independent basis; therefore, as it was arbitrarily determined, the fixed offering price will not accurately represent the current value of our assets at any particular time and may be higher than the value of our assets per share of our common stock at the time of the purchase.

The Offering is a fixed price offering, which means that the price for each class of our common stock in the Offering was fixed and does not vary based on the underlying value of our assets at any time. Our board of directors arbitrarily determined the offering price of each class of our common stock in its sole discretion. We do not intend to adjust the offering price after we acquire an asset and, therefore, the fixed offering price established for each class of our common stock will not accurately represent the value of our assets at any given time and the actual value of our stockholders’ investment may be substantially less than what they pay. Our offering price may not be indicative of either the price our stockholders would receive if they sold their shares, the price at which shares of our common stock would trade if they were listed on a national securities exchange or if we were liquidated or dissolved. Similarly, the amount our stockholders may receive upon redemption of their shares, if they determine to participate in our share redemption program, may be less than the amount they paid for such shares, regardless of any increase in the underlying value of any assets we own.

Because we are conducting an ongoing offering, we are providing information about our net tangible book value per share of our common stock. As of December 31, 2016, our net tangible book value per share was $7.17 for each class of our common stock, which is less than the offering price for shares of each class of our common stock. Net tangible book value is a rough approximation of value calculated simply as total book value of assets minus total liabilities (all of which are adjusted for noncontrolling interests). It assumes that the value of real estate assets diminishes predictably over time as shown through the depreciation and amortization of real estate investments. Real estate values have historically risen or fallen with market conditions. Net tangible book value is used generally as a conservative measure of net worth that we do not believe reflects our estimated value per share. It is not intended to reflect the value of our assets upon an orderly liquidation of the Company in accordance with our investment objectives. However, net tangible book value does reflect certain dilution in value of our common stock from the issue price as a result of (i) accumulated depreciation and amortization of real estate investments, (ii) the funding of distributions from sources other than our cash flow from operations, (iii) the substantial fees paid in connection with our public offering, such as selling commissions and marketing fees, all or a portion of which have been reallowed by our dealer manager to participating broker dealers and (iv) the fees and expenses paid to our advisor and its affiliates in connection with the selection, acquisition, management and sale of our investments.

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

The Offering is being made on a “best efforts” basis, whereby the broker dealers participating in the Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. As of March 17, 2017, we have raised approximately $307.3 million from the sale of shares in the Offering and as of the date of this Annual Report on Form 10-K, we have acquired seven real estate investments. If we are unable to sell a significant number of the shares being offered in the Offering, we are more likely to focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

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

In our initial quarters of operations, and from time to time thereafter, our cash flow from operations may be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source and we may choose to pay distributions when we do not have sufficient cash flow from operations to fund such distributions. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. For example, we funded 23% of total distributions for 2015 and 60% of total distributions for 2016 with cash flows from financing activities which includes offering proceeds. In addition, our Advisor agreed to waive the asset management fee otherwise payable to it pursuant to our Advisory Agreement for the fourth quarter of 2014, each of the quarters in 2015 and 2016, and the first two quarters of 2017, to the extent that our MFFO for each respective quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounts to less than 100% of the aggregate distributions declared for such quarter. Pursuant to this waiver agreement, our Advisor waived $1.3 million, $0.6 million and $16,000 in asset management fees payable to it during the years ended December 31, 2016, December 31, 2015 and December 31, 2014, respectively. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees. However, our Advisor and affiliates are under no obligation to advance funds to us or to defer or, subsequent to the second quarter of 2017, to continue to waive fees in order to support our distributions. When we pay distributions in excess of earnings and we use cash flows from financing activities, including offering proceeds and borrowings, to fund distributions, then we have less funds available for operations and for acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, may reduce our stockholders’ overall return and may result in the dilution of our stockholders’ investment. In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ interest in us. Furthermore, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

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
Under our share redemption program, shares may be repurchased at a price equal to the estimated per share NAV applicable to the class of shares being redeemed and most recently announced by us in a public filing with the SEC as of the applicable date of the redemption. However, if the redemptions are sought upon a stockholder’s death or disability, shares will be redeemed at a price equal to the price paid to acquire such shares from us; provided that, the redemption price cannot exceed the then-current offering price, in which case, the redemption price will be reduced as necessary to equal the then-current offering price for such class of shares being redeemed. The estimated per share NAV and the price paid to acquire shares from us may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, we may redeem share at prices that are higher than the actual value of our shares, which would be dilutive to our remaining stockholders.
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

We pay substantial compensation to Hines, our Advisor and their affiliates, which may be increased during the Offering or future offerings by our independent directors.

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

We have disclosed an estimated per share NAV of our common stock and the current purchase price our stockholders pay for shares of each class of our common stock in the Offering is higher than such estimated per share NAV. Neither the estimated per share NAV nor the offering price may be an accurate reflection of the fair market value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we liquidated or dissolved or the amount you would receive upon the sale of your shares.
Due to rules of the Financial Industry Regulatory Authority (“FINRA”), and due to contractual obligations in the selling agreements between our participating broker dealers and our Dealer Manager, we may from time to time disclose an estimated per share NAV of our common stock.  The price at which we sell shares of our common stock is likely to be in excess of such estimated per share NAV. For example, the estimated per share NAV of our common stock determined by our board of directors on February 27, 2017 of $9.65 per share is lower than the primary offering prices with respect to our Class A Shares and Class T Shares. The National Association of Securities Dealers (“NASD”), Conduct Rule 2340, which took effect on April 11, 2016, sets forth the obligations of FINRA members to provide per share values in customer account statements calculated in a certain manner. In accordance with this rule, the customer account statements that we issue to our stockholders will reflect the estimated per share NAV determined by our board of directors. In addition, we expect to use the estimated per share NAV as the deemed estimated per share value for purposes of reports to fiduciaries of retirement plans.  Because we have used a portion of the proceeds from this offering to pay selling commissions, dealer manager fees and issuer costs in connection with our organization and the Offering, which reduce the amount of funds available for investment, unless our aggregate investments increase in value to compensate for these up-front fees and expenses, the estimated per share NAV, which will be the “value” shown on our stockholders’ account statements, will be lower than the purchase price paid by our stockholders in the Offering.
The estimated per share NAV and the primary offering price per share of each class of our common stock are likely to differ from the price that you would receive upon a resale of your shares or upon our liquidation because: (i) there is no public trading market for the shares at this time; (ii) the primary offering price involves the payment of underwriting compensation and other offering-related costs, which are likely to produce a higher purchase price than could otherwise be obtained; (iii) the estimated per share NAV and the primary offering price per share do not take into account how market fluctuations affect the value of our investments, including how disruptions in the financial and real estate markets may affect the values of our investments; and (v) the estimated per share NAV and the primary offering price per share do not take into account how developments related to individual assets may have increased or decreased the value of our portfolio.
Further, the estimated per share NAV and the primary offering price of each class of our common stock may not be an accurate reflection of the fair value of our assets and liabilities in accordance with accounting principles generally accepted in the United States of America (“GAAP”), may not reflect the price at which we would be able to sell all or substantially all of our assets or the outstanding shares of our common stock in an arm’s-length transaction, may not represent the value that stockholders could realize upon a sale of the company or upon the liquidation of our assets and settlement of our liabilities, and may not be indicative of the prices at which Class A Shares or Class T Shares would trade if they were listed on a national securities exchange. In addition, any estimated per share NAV that we disclose may not be the equivalent of the disclosure of a market price by an open-ended real estate fund.
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
The DOL has adopted certain amendments, including an amendment to the definition of “fiduciary” under ERISA and the Code. The amendments have broadened the definition of “fiduciary” and have changed the prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including individual retirement accounts). The amendments took effect in 2016, with implementation scheduled to commence on April 10, 2017 and continue through January 1, 2018. On February 3, 2017, a Presidential Memorandum was issued directing the DOL to, among other things, examine the regulation to determine whether it may adversely affect the ability of Americans to gain access to market information and financial advice. The outcome of this review by the DOL and the ultimate impact of the final regulation are not yet known, but if the regulation is implemented, it could negatively impact the sale of shares of our common stock to such employee benefit plans and retirement plans and accounts. On March 2, 2017, a proposal by the DOL to delay the applicability date of the regulation for 60 days, or until June 9, 2017, was published in the Federal Register. The DOL’s proposal is subject to a 15-day comment period concerning the delay and also provides for a 45-day comment period concerning the review of the regulation being undertaken by the DOL.

A prolonged national or world-wide economic downturn or volatile capital market conditions could adversely affect our results of operations and our ability to pay distributions to our stockholders.

If disruptions in the capital and credit markets were to occur, they could adversely affect our ability to obtain loans, credit facilities, debt financing and other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to implement our investment strategy.

If these disruptions in the capital and credit markets should occur again as a result of, among other factors, uncertainty, changing regulation, changes in trade agreements, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.

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

Our operations could be negatively affected to a greater extent if an economic downturn occurs, is prolonged or becomes more severe, which could significantly harm our revenues, results of operations, financial condition, liquidity, business prospects and our ability to make distributions to our stockholders and may result in a decrease in the value of our stockholders’ investment.

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

In order to qualify for taxation as a REIT, we generally are required to distribute to our stockholders at least 90% of our annual ordinary taxable income to maintain such qualification. This requirement limits our ability to retain income or cash flow from operations to finance the acquisition of new investments. We will explore acquisition opportunities from time to time with the intention of expanding our operations and increasing our profitability. We anticipate that we will use debt and equity financing for such acquisitions because of our inability to retain significant earnings. Consequently, if we cannot obtain debt or equity financing on acceptable terms, our ability to acquire new investments and expand our operations will be adversely affected.

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

Certain other investment vehicles sponsored by Hines have experienced adverse developments in recent years. Although it was re-opened with respect to ordinary redemption requests in April 2013, Hines REIT suspended its share redemption program, except with respect to redemptions in connection with the death or disability of a stockholder in December 2009. As of December 31, 2015, shares redeemed pursuant to the share redemption program were redeemed at $5.45 per share, with respect to ordinary redemption requests, and with respect to requests in connection with the death or disability of a stockholder commencing with redemptions made on January 1, 2016, shares were redeemed at $6.65 per share. In May 2011, November

2012, April 2013, November 2013, December 2014 and September 2015, Hines REIT’s board of directors determined an estimated per share net asset value, or NAV of $7.78, $7.61, $6.75, $6.40, $6.50, and $6.65, respectively, each of which was lower than the most recent primary offering price of $10.08 per share. The reduction in the estimated NAV between November 2012 and April 2013 was due to Hines REIT’s payment to its stockholders of special distributions in excess of $0.80 per share (all of which represented a return of capital). In addition, Hines REIT decreased its distribution rate in July 2010 and further decreased the rate in April 2013. The board of directors of Hines Global I, another public investment vehicle sponsored by Hines, determined an estimated per share NAV of $10.03, $10.24, $9.44, $8.90 and $8.78, respectively, as of December 31, 2016, 2015, 2014, 2013, 2012, each of which was lower than the most recent primary offering price of $10.40 per share.

In addition to Hines REIT, Hines Global I, and HMS Income Fund, Inc. (“HMS”), Hines has sponsored more than 20 privately-offered programs in the past ten years. Several of Hines’ privately-offered programs have experienced adverse economic developments due to the global financial crisis and deteriorating economic conditions in several European and South American countries, Mexico and several U.S. markets between 2007 and 2009. The adverse market conditions experienced by these programs may result in them altering their investment strategy, generating returns lower than originally expected, or ultimately may cause such programs to incur losses. There is a risk that we may experience similar adverse developments, as an investment vehicle sponsored by Hines.

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

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Therefore, an investment in our common stock will be subject to greater risk to the extent that we lack a geographically diversified portfolio. As of December 31, 2016, we owned interests in five real estate investments, each of which was located in different domestic and international real estate markets. Please see Item 2. Properties for additional information regarding our investments, including market concentration.

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in those industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on leased square footage of our commercial real estate properties, as of December 31, 2016 and including the effect of our acquisition of Rookwood in January 2017, approximately 60% is leased to tenants in the retail industry. Please see Item 2. Properties for additional information regarding our investments, including industry concentration.

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

We depend on tenants for our revenue, and therefore our revenue will be dependent on the success and economic viability of our tenants. Our reliance on single or significant tenants in certain buildings may decrease our ability to lease vacated space.

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. Of our total rental revenue for the year ended December 31, 2016, approximately 21% was earned from the Commissioner of Public Works in Ireland, a state agency of Ireland, whose lease expires in 2028, 11% was earned from Western Digital, a tenant in the information industry, whose lease expires in 2021, and approximately 10% was earned from Acushnet, a tenant in the manufacturing industry, whose lease expires in 2019. The weakening of the financial condition or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations and our ability to pay distributions.

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
A change in U.S. accounting standards regarding operating leases may make the leasing of our properties less attractive to our potential tenants, which could reduce overall demand for our leasing services.
Under current authoritative accounting guidance for leases, a lease is classified by a tenant as a capital lease if the significant risks and rewards of ownership are considered to reside with the tenant. Under capital lease accounting, both the leased asset and liability are reflected on the tenant’s balance sheet. If the terms of the lease do not meet the criteria for a capital lease, the lease is considered an operating lease and no leased asset or contractual lease obligation is recorded on the tenant’s balance sheet. Accordingly, under the current accounting standards for leases, the entry into an operating lease with respect to real property can appear to enhance a tenant’s reported financial condition or results of operations in comparison to the tenant’s direct ownership of the property.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02 on February 25, 2016, which substantially changes the current lease accounting standards, primarily by significantly changing the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the new lease accounting standards, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on their balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to our stockholders. The new leasing standard is effective on January 1, 2019, with early adoption permitted.

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

Various rules currently in effect under the Dodd-Frank Act may have a significant impact on our business, including, without limitation, provisions of the legislation that increase regulation of and disclosure requirements related to investment advisors, swap transactions and hedging policies, corporate governance and executive compensation, investor protection and enforcement provisions, and asset-backed securities. In February 2017, the U.S. President ordered the Secretary of the U.S. Treasury to review certain existing rules and regulations, such as those promulgated under the Dodd-Frank Act; however, the implications of that review are not yet known and none of the rules and regulations promulgated under the Dodd-Frank Act have been modified or rescinded as of the date of this report.

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

Numerous real estate companies that operate in the markets in which we may operate will compete with us in acquiring real estate investments and obtaining creditworthy tenants to occupy such properties or the properties owned by such investments. Such competition could adversely affect our business. There are numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors that will compete with us in seeking investments and tenants for properties, including Hines Global I. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or investments or lower our occupancy rates and the rent we may charge tenants. In addition, the arrival of new competitors in the immediate areas where we have assets could require unplanned investments in our assets, which may adversely affect us. We may also have difficulty in renewing leases or in leasing to new tenants, which may lead to a reduction in our cash flow and operating income, since the proximity of new competitors could divert existing or new tenants to such competitors, resulting in vacancies.

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

Our investment strategy may cause us to incur penalty taxes, fail to maintain our REIT status or own and sell properties through TRSs, each of which would diminish the return to our stockholders.
The sale of one or more of our properties may be considered a prohibited transaction under the Code. Any “inventory-like” sales could be considered such a prohibited transaction. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all net gain that we derive from such sale would be subject to a 100% penalty tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable property for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includible in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) property sales by the REIT do not exceed at least one of the following thresholds: (a) seven sales in the current year; (b) sales in the current year that do not exceed 10% of the REIT’s assets as of the beginning of the year (as measured by either fair market value or tax basis); or (c) sales in the current year that do not exceed 20% of the REIT’s assets as of the beginning of the year, and sales over a three-year period do not exceed, on average, 10% per annum of the REIT’s assets, in each case as measured by either fair market value or tax basis. Given our investment and operating strategy, the sale of one or more of our properties may not satisfy the above prohibited transaction safe harbor.
If we desire to sell a property pursuant to a transaction that does not satisfy the safe harbor, we may be able to avoid the prohibited transaction tax if we hold and sell the property through a TRS. In that case, any gain would be taxable to the TRS at regular corporate income tax rates. We may decide to forego the use of a TRS in a transaction that does not meet the safe harbor based our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the prohibited transaction tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could assert that the disposition constitutes a prohibited transaction. If such an assertion were successful, all of the net gain from the sale of the property will be payable as a tax which will have a negative impact on cash flow and the ability to make cash distributions.
As a REIT, the value of our ownership interests held in our TRSs may not exceed 25% of the value of all of our assets at the end of any calendar quarter (20% commencing in 2018). If the IRS were to determine that the value of our interests in all of our TRSs exceeded 25% of the value of our total assets at the end of any calendar quarter (or 20% after 2017), then we could fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 25% (or 20%) of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, generally no more than 25% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of the Company’s TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of the Company’s gross income with respect to such year.

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

We expect that substantially all of our multifamily community leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

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

These factors generally have contributed to lower rental rates. If these factors worsen, our results of operations, financial condition and ability to make distributions to our stockholders may be adversely affected.

We may face risks associated with our student housing property.

Unlike other apartment housing, student housing communities are typically leased on an individual lease basis, by the bed, which limits each resident’s liability to his or her own rent without liability for a roommate’s rent. The lease terms are typically for one year or less and student housing properties must be almost entirely re-leased each year, exposing us to increased leasing risk. If we are unable to find new individual tenants for these properties, it could have an adverse effect on our results of operations.

Many colleges and universities own and operate their own competing on-campus housing facilities, and changes in university admission policies could adversely affect us. For example, if a university reduces the number of student admissions or requires that certain students, such as freshmen, live in a university-owned facility, the demand for beds at our student housing property may be reduced and the occupancy rate at the property may decline.

If we acquire hospitality, leisure or healthcare properties, we will depend on others to manage those facilities.

In order to qualify as a REIT, we will not be able to operate any hospitality, leisure or healthcare properties that we acquire or participate in the decisions affecting the daily operations of these properties. We may lease any hospitality, leisure or healthcare properties we acquire to a taxable REIT subsidiary, or TRS, in which we may own up to a 100% interest. In the event our TRS will enter into management agreements with eligible independent contractors, potentially including Hines or its affiliates, that are not our subsidiaries or otherwise controlled by us to manage these properties. Thus, independent operators, under management agreements with our TRS, will control the daily operations of our hospitality, leisure and healthcare-related properties.

We will depend on these independent management companies to operate our hospitality, leisure or healthcare properties. We will not have the authority to require these properties to be operated in a particular manner or to govern any particular aspect of the daily operations, such as establishing room rates at our hospitality or leisure properties. Thus, even if we believe our hospitality, leisure or healthcare properties are being operated inefficiently or in a manner that does not result in satisfactory results, we may not be able to force the management company to change its method of operation of these properties. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement. In the event that we need to replace any management company, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected properties.

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

The United Kingdom’s non-binding referendum of June 23, 2016 to exit the European Union could adversely affect market rental rates and commercial real estate values in the United Kingdom and Europe.

On June 23, 2016, the United Kingdom held a non-binding referendum in which a majority of voters voted in favor of the United Kingdom’s exit from the European Union. Negotiations to determine the terms of the United Kingdom’s relationship with the European Union after the exit, including, among other things, the terms of trade between the United Kingdom and the European Union are expected to commence. The effects of the exit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The Brexit vote may:

•	adversely affect European and worldwide economic and market conditions;

•	adversely affect commercial property market rental rates in the United Kingdom and continental Europe;

•	adversely affect commercial property market values in the United Kingdom and continental Europe;

•
adversely affect the availability of financing for commercial properties in the United Kingdom and continental Europe, which could reduce the price for which we are able to sell properties we have acquired in such geographic locations; and

•	create further instability in global financial and foreign exchange markets, including volatility in the value of the sterling and euro.

Each of these effects may occur regardless of whether the United Kingdom departs from the European Union because the capital and credit markets are subject to volatility and disruption. As of December 31, 2016, 31% of our real estate investment portfolio consisted of a property located in Dublin, Ireland (based on the estimated aggregate value of our real estate investments). A decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our portfolio, which could, among other things, adversely affect our business and financial condition.

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

We owned a 99.9% general partner interest in the Operating Partnership as of December 31, 2016. Hines Global REIT II Associates Limited Partnership owns the remaining interest in the Operating Partnership, including the Special OP Units in the Operating Partnership, which were issued as consideration for an obligation by Hines and its affiliates to perform future services in connection with our real estate operations. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Treatment of Management Compensation and Expense Reimbursements” for a summary of these interests. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

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

Hines has existing real estate joint ventures, funds and programs, which we collectively refer to as real estate investment vehicles, with investment objectives and strategies similar to ours, including Hines Global I. Because we compete with these real estate investment vehicles for investment opportunities, Hines faces conflicts of interest in allocating investment opportunities between us and these other real estate investment vehicles. We have limited rights to specific investment opportunities located by Hines. Some of these entities have a priority right over other Hines real estate investment vehicles, including us, to accept investment opportunities that meet certain defined investment criteria. Because we and other Hines real estate investment vehicles rely on Hines to present us with investment opportunities, these rights will reduce our investment opportunities. Please see “Conflicts of Interest—Competitive Activities of Hines and its Affiliates” for a description of some of these entities and priority rights. We therefore may not be able to invest in, or we may only invest indirectly with or through another Hines affiliated real estate investment vehicle in, certain investments we otherwise would make directly. To the extent we invest in opportunities with another real estate investment vehicles affiliated with Hines, we may not have the control over such investment we would otherwise have if we owned all of or otherwise controlled such assets.

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

Hines and its affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate projects. Hines or its affiliates own and/or manage properties in most, if not all, geographical areas in which we expect to acquire interests in real estate assets. Therefore, our properties may compete for tenants with other properties owned and/or managed by Hines and its affiliates, including Hines Global I. Hines may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by Hines and its affiliates and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

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

Hines and its affiliates are general partners and sponsors of other real estate investment vehicles having investment objectives and legal and financial obligations similar to ours, including Hines Global I. Because Hines and its affiliates have interests in other real estate investment vehicles and also engage in other business activities, they may have conflicts of interest in allocating their time and resources among our business and these other activities. Our officers and directors, as well as those of our Advisor, own equity interests in entities affiliated with Hines from which we may buy properties. These individuals may make substantial profits in connection with such transactions, which could result in conflicts of interest. Likewise, such individuals could make substantial profits as the result of investment opportunities allocated to entities affiliated with Hines other than us. As a result of these interests, they could pursue transactions that may not be in our best interest.

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

Hines, our Advisor and their affiliates receive substantial fees from us in return for their services and these fees could influence our Advisor’s advice to us. Among other matters, the compensation arrangements could affect their judgment with respect to:

•	Public offerings of equity by us, which allow our Dealer Manager to earn additional dealer manager fees;

•	Property dispositions in circumstances where Hines or an affiliate of Hines manages the property and earns significant fees for managing the property;

•	Property acquisitions, which may allow our Advisor or its affiliates to earn additional acquisition fees, asset management fees and other fees; and

•	Various liquidity events and whether to pursue a liquidity event at all.
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
All of our officers and non-independent directors are also officers and directors of our Advisor and/or other entities controlled by Hines. Some of these entities, including Hines Global I, may compete with us for investment and leasing opportunities. These personnel owe fiduciary duties to these other entities and their security holders and these duties may from time to time conflict with the fiduciary duties such individuals owe to us and our stockholders. For example, conflicts of interest adversely affecting our investment decisions could arise in decisions or activities related to:

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

We believe that we qualify as a REIT under the Code. A REIT generally is not taxed at the corporate level on income that it currently distributes to its stockholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, new legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

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

Investments in foreign real property may be subject to foreign currency gains and losses. Certain foreign currency gains will generally be excluded from income for purposes of determining our satisfaction of one or both of the REIT gross revenue tests; however, under certain circumstances (for example, if we regularly trade in foreign securities) such gains will be treated as non-qualifying income. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal income and other taxes on our income as a result of foreign currency gains.

If the Operating Partnership is classified as a “publicly traded partnership” under the Code, our operations and our ability to pay distributions to our stockholders could be adversely affected.

We believe that the Operating Partnership will be treated as a partnership, and not as an association or a publicly traded partnership for federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or repurchase of partnership units in the Operating Partnership. However, if the Internal Revenue Service, or IRS, successfully determines that the Operating Partnership should be taxed as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute non-deductible distributions in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT and the imposition of a corporate tax on the Operating Partnership would reduce the amount of cash available for distribution to our stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.

Neither ordinary nor capital gain distributions with respect to our common shares nor gain from the sale of common shares should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•
part of the income and gain recognized by certain qualified employee pension trusts with respect to our common shares may be treated as unrelated business taxable income if our stock is predominately held by qualified employee pension trusts, we are required to rely on a special look through rule for purposes of meeting the REIT stock ownership tests, and we are not operated in such a manner as to otherwise avoid treatment of such income or gain as unrelated business taxable income;

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

Foreign investors may be subject to the Foreign Investment in Real Property Tax Act (“FIRPTA”) on sale of common shares if we are unable to qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to tax under FIRPTA on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s capital stock, by value, has been owned, directly and indirectly, by persons who are not U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gains realized by foreign investors other than “qualified foreign pension plans” on a sale of our common shares would be subject to tax under FIRPTA (unless our common shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% (10% after December 18, 2015) of the value of our outstanding common shares). Our common shares are not currently traded on an established securities market.

In certain circumstances, we may be subject to federal, state, and local or foreign income or other taxes, which would reduce our cash available to pay distributions to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to certain federal, state, local or foreign, income or other taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid paying federal income tax and/or the 4% excise tax that applies to certain income retained by a REIT. We may also decide to retain income that we earn from the sale or other disposition of our properties and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the Operating Partnership or of other entities through which we indirectly own our assets. Any taxes that we pay will reduce our cash available for distribution to our stockholders.

We have entered, and may continue to enter into, certain hedging transactions which may have a potential impact on our REIT status.

We have entered into hedging transactions with respect to certain of our activities and may continue to enter into similar transactions in the future. Our hedging activities may include entering into interest rate and/or foreign currency swaps, caps and floors, options to purchase these items, and futures and forward contracts. The gross income tests applicable to REITs generally exclude any income or gain from a hedging or similar transaction entered into by the REIT primarily to manage the risk of interest rate, price changes or currency fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets or to manage the risk of currency fluctuations with respect to an item of income or gain that would be qualifying income under the 75% or 95% gross income test (or any property which generates such income or gain), provided that we properly identify such hedges and other transactions in the manner required by the Code and regulations. To the extent that we do not properly identify such transactions as hedges or we hedge with other types of financial instruments, or hedge asset values or other types of indebtedness, the income from those transactions is likely to be treated as non-qualifying income for purposes of the gross income tests and may affect our ability to qualify as a REIT. In addition, to the extent that our position in a hedging transaction has positive value, the instrument may be treated as a non-qualifying asset that does not qualify for purposes of the gross asset tests to which REITs are subject.

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

We may purchase real properties and lease them back to the sellers of such properties. We will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for federal income tax purposes, but cannot assure our stockholders that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation relating to such property would be disallowed. We might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization if a sale-leaseback transaction were so recharacterized. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

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

We must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets in order to ensure our qualification as a REIT. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% (the limit will decrease to 20% after December 31, 2017) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to the qualification and taxation of REITs and to investments in REITs and similar entities. Additional changes to tax laws are likely to continue to occur in the future and may be given retroactive or prospective effect, and we cannot assure our stockholders that any such changes will not adversely affect how we are taxed or the taxation of a stockholder. There is a substantial lack of clarity around the likelihood, timing and details of any tax reform. Any such changes could have an adverse effect on us and on an investment in shares of our common stock. We urge our stockholders to consult with their own tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

Potential changes to the U.S. tax laws could have a significant negative impact on our business operations, financial condition and earnings.

The current presidential administration has included as part of its agenda a potential reform of U.S. tax laws. The details of the potential reform have not yet emerged but during the campaign, the President outlined several possible changes to business taxes. In addition, House Republicans and Congress have drafted an initial tax reform (“Tax Reform Blueprint”) to significantly amend the Code. The convergence of the administration’s reform agenda and the Tax Reform Blueprint’s potential reforms has not yet taken place, however, key changes within the proposals include:

•	Elective replacement of current depreciation deductions with a cost recovery system for capital asset investments (excluding land investments);

•	Elimination of the deductibility of corporate interest expense, if a cost recovery system is elected;

•	Restriction or elimination of benefits of like-kind exchanges that defer capital gains for tax purposes;

•	Reduction of the maximum business tax rate from 35% to 15-20%;

•	Elimination of the corporate alternative minimum tax;

•	Implementation of a one-time deemed repatriation tax rate of 10% on corporate profits held offshore; and

•	Elimination of most corporate tax expenditures except for the Research and Development credit.

The specific details regarding potential tax reforms have not yet emerged. In addition, it is not yet known if the potential reform of the U.S. tax laws will include changes that may impact existing REIT rules under the Code. If the tax reform is enacted with some or all of the changes outlined above, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status may significantly increase. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders annually.

We cannot predict whether, when or to what extent new U.S. federal tax laws, regulations, interpretations or rulings will be issued, nor is the long-term impact of proposed tax reforms (including future reforms that may be part of any enacted tax reform) on the real estate industry or REITs clear. Furthermore, the proposed tax reform may negatively impact our customers’

operating results, financial condition and future business plans. Prospective investors are urged to consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our shares. A reform of the U.S. tax laws by the administration may be enacted in a manner that negatively impacts our operating results, financial condition and business operations and could adversely affect our ability to pay distributions to our stockholders.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2016, we owned five real estate investments. Additionally, we acquired our sixth real estate investment, Rookwood, in January 2017. The following table provides additional information regarding each of these properties. The information in this table is presented as of December 31, 2016 for properties acquired prior to December 31, 2016 or the date of acquisition with respect to Rookwood and Montrose, which were acquired on January 6, 2017 and March 24, 2017, respectively.

Property (1)	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased
2819 Loker Avenue East	Carlsbad, California	Industrial	12/2014; $25.4	6.5%	161,310	100%
Bishop’s Square	Dublin, Ireland	Office	3/2015; $103.2	6.1%	153,387	100%
Domain Apartments (4)	Las Vegas, Nevada	Multi-family	1/2016; $58.1	5.5%	331,038	94%
Cottonwood Corporate Center	Salt Lake City, Utah	Office	7/2016; $139.2	6.9%	490,030	92%
Goodyear Crossing II	Phoenix, Arizona	Industrial	8/2016; $56.2	8.5%	820,384	100%
Rookwood	Cincinnati, Ohio	Retail	1/2017; $193.7	6.0%	600,071	97%
Montrose Student Residence (5)	Dublin, Ireland	Multi-family	3/2017; $40.6	5.5%	87,607	100%
Total for All Investments					2,643,827	97%

(1)
On December 31, 2016, we effectively owned a 99.9% interest in the five properties acquired prior to December 31, 2016 through our ownership interest in the Operating Partnership as its sole general partner. Hines Global REIT II Associates Limited Partnership (“HALP II”), an affiliate of Hines, owned the remaining 0.1% interest in the Operating Partnership.

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

(4)	The Domain Apartments consist of 308 units with an average effective monthly rental rate of $1,198 per unit as of December 31, 2016.

(5)	The Montrose Student Residence consists of 205 beds with an average effective weekly rental rate of €250 (approximately $270 assuming a rate of $1.08 per EUR as of the acquisition date) per bed.

Investment Type

Our portfolio is comprised of investments in a variety of real estate asset classes, including retail, office, industrial, multi-family and student housing properties. The following chart depicts the percentage of our portfolio’s investment types based on our pro-rata share of the estimated value of each of our investments as of December 31, 2016 and includes the effect of Rookwood, which we acquired in January 2017. The estimated values of our real estate property investments were based on the most recent appraised values of our real estate values except for Rookwood and the Montrose Student Residence which were based on their net purchase prices.

Lease Expirations

The following table lists the scheduled lease expirations and related expiring base rents of our commercial properties for each of the years ending December 31, 2017 through December 31, 2026 and the period thereafter for the five commercial properties in which we owned an interest as of December 31, 2016, and Rookwood, which we acquired in January 2017. It does not include the effect of the Domain Apartments or the Montrose Student Residence. The table also shows the approximate leasable square feet represented by the applicable lease expirations.

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases	Percent of Total Annual Base Rental Income
Vacant	—	58,628	2.6%	$—	—%
2017	18	72,771	3.3%	$1,750,148	4.5%
2018	16	128,250	5.8%	$3,794,013	9.8%
2019	14	1,089,525	49.1%	$8,963,053	23.1%
2020	20	178,869	8.1%	$4,441,076	11.5%
2021	14	280,541	12.6%	$7,336,418	18.9%
2022	4	41,231	1.9%	$1,193,490	3.1%
2023	8	110,143	5.0%	$2,056,296	5.3%
2024	6	81,662	3.7%	$2,360,842	6.1%
2025	3	10,738	0.5%	$320,079	0.8%
2026	2	8,500	0.4%	$322,751	0.8%
Thereafter	2	158,859	7.0%	$6,202,177	16.1%

Market Concentration
The following charts depict the location of our real estate investments as of December 31, 2016 and include the effect of our acquisition of Rookwood in January 2017 and the Montrose Student Residence in March 2017. Approximately 74% of our portfolio is located throughout the United States and approximately 26% is located internationally (based on our pro rata share of the estimated value of each of the real estate investments). The estimated values of our real estate property investments were based on the most recent appraised values of our real estate values except for Rookwood and the Montrose Student Residence, which were based on their net purchase prices.

Industry Concentration

The following table provides a summary of the industry concentration of the tenants in our five commercial properties based on their leased square footage as of December 31, 2016 and includes the effect of Rookwood, which was acquired in January 2017:

*
Other is made up of industries which individually comprise less than 3% of our portfolio and includes: Administrative and Support Services, Construction, Oil and Gas, Other Professional Services, Other Services, and Wholesale Trade.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of March 27, 2017, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

As of December 31, 2016, we had 16.5 million Class A shares of our common stock (“Class A Shares”) and 10.1 million Class T shares of our common stock (“Class T Shares”) outstanding, held by a total of 6,433 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our public offerings in their effort to comply with National Association of Securities Dealers (“NASD”) Rule 2340, we disclose in each Annual Report on Form 10-K a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we plan to prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares and such statements should not be used for any other purpose. On February 27, 2017, our board of directors determined a new estimated per share net asset value (“NAV”) of $9.65 as of December 31, 2016. This new estimated per share NAV represents a 6.9% increase over the previously determined estimated per share NAV of $9.03 as of February 29, 2016. Our estimated per share NAV was determined utilizing the guidelines established by the Investment Program Association Practice Guideline 2013-01 – “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013. Our deemed estimated per share NAV is provided to assist plan fiduciaries in fulfilling their annual valuation and reporting responsibilities, and should not be used for any other purpose. We cannot assure you that this deemed per share NAV, or the method used to establish it, complies with the ERISA or IRS requirements. It is currently anticipated that the estimated per share NAV will next be determined no later than March 2018.

Methodology

We engaged Cushman and Wakefield, Inc., or “Cushman”, an independent third party real estate advisory and consulting firm, to provide third party appraisals for each of our real estate properties as of December 31, 2016. These appraisals were performed in accordance with Uniform Standards of Professional Appraisal Practice with respect to our four domestic real estate investments and performed in accordance with the professional standards as published by the Royal Institution of Chartered Surveyors with respect to our international real estate investment. Cushman has extensive experience in conducting appraisals and valuations on real properties and each of our appraisals with respect to our domestic properties was prepared by personnel who are members of the Appraisal Institute and have the Member of Appraisal Institute, or MAI, designation.

We also engaged Jones Lang LaSalle, an independent third party real estate advisory and consulting services firm, to perform valuations of our debt obligations as of December 31, 2016.

In establishing the estimated NAV per share of $9.65, in addition to using the appraised values of our real estate investments and values of our debt obligations, the valuation committee also included in its determination the values of other assets and liabilities such as cash, tenant and other receivables, accounts payable and accrued expenses, distributions payable and other assets and liabilities, all of which were valued at cost. No liquidity discounts or discounts relating to the fact that we are externally managed were applied to the estimated NAV per share and no attempt was made to value the company as an enterprise.

Additionally, we engaged Altus Group U.S., Inc., or “Altus”, to review the appraisals provided by Cushman and to assess the reasonableness of our new estimated NAV per share. The appraisal reviews were conducted under the supervision of a member of the MAI. In assessing the reasonableness of our new estimated NAV, Altus utilized the appraised values provided by Cushman as described above, the valuations of our debt obligations provided by Jones Lang LaSalle and information provided by management regarding balances of cash, tenant and other receivables, accounts payable and accrued expenses, distributions payable and other assets and liabilities. Altus concluded that the new estimated per share NAV determined by our board of directors was reasonable.

The aggregate appraised value of our real estate investments as of December 31, 2016 was $409.1 million, which represents a 5.2% net increase when compared to the previously determined appraised value of our assets as of February 29, 2016, including the purchase price of the real estate investments acquired since that time. This 5.2% net increase resulted from a 6.4% appreciation in the aggregate appraised values of our real estate investments since their appraisals on February 29, 2016, including the purchase price of the real estate investments acquired since that time, which was offset by a 1.2% dilution resulting from the devaluation of the Euro against the U.S dollar from February 29, 2016 to December 31, 2016.

The aggregate appraised value of our real estate property investments also represents an 8.3% increase when compared to the purchase price of the real estate investments excluding closing costs, transaction fees and additional capital investments since their acquisition.  This 8.3% net increase resulted from a 10.6% appreciation in the aggregate appraised values of our real estate investments since their purchase, which was offset by 2.3% dilution resulting from the devaluation of the Euro against the U.S dollar.

The table below sets forth the calculation of our estimated NAV per share and the offering price of each class of shares of our common stock as of December 31, 2016 and 2015 (in thousands, except per share amounts):

	December 31, 2016		February 29, 2016
	Gross Amount	Per Share	Gross Amount	Per Share
Real estate investments	$409,066	$15.41	$198,233	$15.45
Other assets	107,610	4.05	15,067	1.17
Debt obligations and other liabilities	(260,340)	(9.81)	(97,143)	(7.57)
Noncontrolling interests	(204)	—	(221)	(0.02)
Estimated NAV	$256,132	$9.65	$115,936	$9.03
Shares outstanding	26,543		12,832

The Company’s offering prices per Class A Share and Class T Share are calculated as follows:

Class A Shares:
Estimated NAV	$9.65
Costs of raising capital	1.15
Advisor Payment of a Portion of the Dealer Manager Fees	(0.16)
Offering price per Class A Share	$10.64

Class T Shares:
Estimated NAV	$9.65
Costs of raising capital	0.56
Advisor Payment of a Portion of the Dealer Manager Fees	(0.15)
Offering price per Class T Share	$10.06

The valuation committee and our board of directors determined the estimated NAV per share by (i) utilizing the appraised values of our real estate investments of $409.1 million and adding our other assets (comprised of cash, tenant and other receivables, deposits on investment property and other assets) of $107.6 million; (ii) subtracting the values of our debt obligations and other liabilities comprised of our accounts payable and accrued expenses, due to affiliates, distributions payable and other liabilities of $260.3 million, as well as amounts related to noncontrolling interests of approximately $204,000; and (iii) dividing the total by the shares of our common stock outstanding as of December 31, 2016 of 26.5 million, resulting in an estimated NAV per share of $9.65.

The primary drivers of the change in the estimated NAV per share value from $9.03 as of February 29, 2016 to $9.65 as of December 31, 2016 are as follows:

•	$0.93 per share net increase in the aggregate value of our real estate investments, which represents a 6.4% net increase in value;

•	$0.21 per share reduction resulting from acquisition fees and expenses related to properties that we have acquired;

•	$0.15 per share increase resulting from an increase in the fair market value of our debt;

•	$0.10 per share reduction resulting from the effect of devaluation of the Euro against the U.S. dollar; and

•	$0.07 per share reduction resulting from the payment of issuer costs in excess of our estimated cost of raising capital.

Additionally, our board of directors considered the costs and expenses associated with raising equity in connection with this offering, consisting of selling commissions, dealer manager fees and estimated issuer costs, resulting in primary offering prices of $10.64 per Class A Share and $10.06 per Class T Share, which reflect an increase of $0.68 and $0.65, respectively, over the previous primary offering prices of our Class A Shares and Class T Shares.

The estimated NAV per share does not reflect any distribution and stockholder servicing fees that may become payable after December 31, 2016, which fees may not ultimately be paid in certain circumstances, including if the Company was liquidated or if there was a listing of our common stock. We have estimated that approximately $4.6 million of distribution and shareholder servicing fees were potentially payable in the future with respect to the Class T Shares outstanding as of December 31, 2016. Any estimated liability for future potential distribution and stockholder servicing fees, which will be accrued under U.S. generally accepted accounting principles at the time each Class T Share is sold, will not be reflected in the calculation of the estimated NAV per share. Accordingly, the estimated NAV per share as of December 31, 2016 does not reflect any amounts related to such future distribution and stockholder servicing fees.

Other than with respect to the appraised values of our real estate investments and values of our debt obligations, the values of the assets and liabilities described above were determined based on their cost as of December 31, 2016. Additionally, the calculation of the estimated NAV per share excluded certain items on our consolidated balance sheet that were determined to have no future value or economic impact on the valuation. Examples include receivables related to straight-line rental revenue, costs incurred to put debt in place and issuer costs in excess of our 2.5% cap payable to Hines Global REIT II Advisors LP, our Advisor. Other items were excluded because they were already considered elsewhere in the valuation. Examples include intangible lease assets and liabilities related to our real estate investments and costs incurred for capital expenditures that were included in the appraised values of our real estate investments.

The appraised values provided by Cushman described above were determined primarily by using methodologies that are commonly used in the commercial real estate industry. These methodologies included discounted cash flow analyses and reviews of current, historical and projected capitalization rates for properties comparable to those owned by us as well as going-in capitalization rates for properties comparable to those owned by us. Each appraisal assumes a 10-year hold period. The tables below summarize the key assumptions that were used in the valuations of our real estate investments.

	Rate	Weighted Average
Domestic Real Estate Investments
Office
Exit capitalization rate	7.25%	7.25%
Discount rate/internal rate of return	9.00%	9.00%
Industrial
Exit capitalization rate	6.50% - 7.25%	6.73%
Discount rate/internal rate of return	7.75% - 8.50%	8.27%
Multi-Family
Exit capitalization rate	6.00%	6.00%
Discount rate/internal rate of return	7.50%	7.50%
International Real Estate Investments
Office
Going-in capitalization rate	4.72%	4.72%

While our board of directors believes that the assumptions used in determining the appraised values of our real estate investments are reasonable, a change in these assumptions would impact the calculation of such values. For example, assuming all other factors remained unchanged, an increase in the average discount rate of 25 basis points would yield a decrease in the appraised values of our real estate investments of 2.0%, while a decrease in the average discount rate of 25 basis points would yield an increase in the appraised values of our real estate investments of 1.6%. Likewise, an increase in the average exit capitalization rate of 25 basis points would yield a decrease in the appraised values of our real estate investments of 2.3%, while a decrease in the average exit capitalization rate of 25 basis points would yield an increase in the appraised values of our real estate investments of 1.9%. Additionally, an increase in the average going-in capitalization rate of 25 basis points would yield a decrease in the appraised value of our real estate investments of 4.5%, while a decrease in the average going-in capitalization rate of 25 basis points would yield an increase in the appraised value of our real estate investments of 5.0%.

Limitations of Estimated NAV Per Share and Offering Prices Per Share

As with any valuation methodology, the methodology used to determine the estimated NAV per share was based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive an estimated NAV per share that could be significantly different from the estimated NAV per share determined by our board of directors. The estimated NAV per share and the offering prices per share described above are not intended to represent the fair value of our assets less liabilities in accordance with U.S. generally accepted accounting principles, and such estimated NAV per share and offering prices per share are not a representation, warranty or guarantee that (i) a stockholder would be able to realize the estimated NAV per share or the respective offering price per share if such stockholder attempts to sell his or her shares; (ii) a stockholder would ultimately realize distributions per share equal to the estimated NAV per share or the respective offering price per share upon our liquidation or sale; (iii) shares of our common stock would trade at the estimated NAV per share or the respective offering price per share on a national securities exchange; (iv) a third party would offer the estimated NAV per share or the respective offering price per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; or (v) the methodologies used to determine the estimated NAV per share would be acceptable to FINRA. In addition, we can make no claim as to whether the estimated NAV per share will or will not satisfy the applicable annual valuation requirements under ERISA and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code that are investing in shares of our common stock.

Further, the estimated NAV per share and the offering prices per share were calculated as of a moment in time, and, although the value of shares of our common stock will fluctuate over time as a result of, among other things, developments related to individual assets, changes in the real estate and capital markets, acquisitions or dispositions of assets, the distribution of proceeds from the sale of real estate to our stockholders and changes in corporate policies such as our distribution level relative to earnings, we do not undertake to update the offering prices per share on a regular basis. As a result, stockholders should not rely on the estimated NAV per share or the respective offering price per share as an accurate measure of the then-current value of shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to invest in the offering, whether to reinvest distributions by participating in our distribution reinvestment plan and whether to request redemption under our share redemption program. In addition, our board of directors may in its discretion from time to time change the offering prices per share of our common stock, and therefore the number of shares being offered in the offering, through one or more supplements or amendments to our prospectus or post-effective amendments to the registration statement of which our prospectus is a part. We cannot assure you that the offering prices per share will increase or that they will not decrease during the offering or in connection with any future offering of shares of our common stock. Included among the circumstances under which our board of directors may determine to change the offering prices per share are the commencement of a new follow-on offering, an event that results in significant changes to the value of our assets or the adoption of new rules by FINRA or other regulatory authorities.

Prior Engagement of Independent Valuation Firms

We have paid each of Cushman, Jones Lange LaSalle and Altus a fee for providing the services described herein in connection with the determination of the estimated NAV per share of our common stock. In addition, with the approval of the valuation committee, we engaged and compensated Cushman and Jones Lange LaSalle to assist in the valuation of our real estate properties and our debt obligations, respectively, in connection with our board of directors’ determination of the estimated per share NAV of our common stock in April 2016. Further, during the past two years, affiliates of Hines have engaged and compensated Cushman, Jones Lange LaSalle and Altus, primarily for various real estate-related services, and we anticipate that Cushman, Jones Lange LaSalle and Altus will continue to provide similar real estate-related services to affiliates of Hines in the future.

Distributions

With the authorization of our board of directors, we declare distributions daily. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are being made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The tables below outline the daily distribution rates declared per share, per day and the annualized distribution rates for each Class A Share and Class T Share.

Class A Shares
Period Declared	Distribution Rate Per Share, Per Day	Annualized Distribution Rate Per Share
Beginning 4/1/2017	$0.001653699	$0.60
5/1/2016 - 3/31/2017	$0.001594766	$0.58
10/1/2014 - 4/30/2016	$0.001575342	$0.57

Class T Shares
Period Declared	Gross Distribution Rate Per Share, Per Day	Net Annualized Distribution Rate Per Share (1)
Beginning 4/1/2017	$0.001653699	$0.51
5/1/2016 - 3/31/2017	$0.001594766	$0.49
8/24/2015- 4/30/2016	$0.001575342	$0.48

(1)
Class T Shares are subject to an ongoing distribution and stockholder servicing fee payable to the Dealer Manager of 1.0% per annum of the gross offering price per share (or, if we are no longer offering primary shares, the then-current estimated net asset value per share, if any has been disclosed). The gross distribution rate is the rate prior to deduction of the distribution and stockholder servicing fees payable. For purposes of calculating the net annualized distribution rate per share, we deduct from the gross annualized distribution rate an amount equal to 1.0% of the gross offering price, assuming a constant, per share offering price $9.4489. The actual distribution rate for Class T Shares will vary based on the total amount of distribution and stockholder fees payable.

In our initial quarters of operations, and from time to time thereafter, we may continue to be unable to generate sufficient cash flow from operations to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. For example, we funded 60%, 23% and 100% of total distributions for the years ended December 31, 2016, 2015 and 2014, respectively, with cash flows from financing activities, which includes offering proceeds.

In addition, commencing with the quarter ended December 31, 2014, our Advisor agreed to waive the asset management fees for each quarter through December 31, 2016, to the extent that our MFFO, for a particular quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. As a result of these fee waivers, cash flows from operations that would have been paid to our Advisor for asset management fees may be available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that are waived will not be paid to our Advisor in cash at any time in the future.

The table below outlines, with respect to each of the years ended December 31, 2016, 2015 and 2014, the asset management fees earned by our Advisor without the waivers, the amounts waived pursuant to the asset management fee waivers described above, and the asset management fees earned by our Advisor after application of the waivers (in thousands).

For the Years Ended	Asset Management Fee Pre-Waiver	Asset Management Fee Waived	Asset Management Fee Post-Waiver
December 31, 2016	$2,200	$1,252	$948
December 31, 2015	$888	$583	$305
December 31, 2014	$16	$16	$—

Our Advisor has also agreed to waive the asset management fees otherwise payable to it for the quarter ended March 31, 2017 to the extent that our MFFO for such quarter, as reduced to reflect the distribution and stockholder servicing fees payable for such quarter, as disclosed in our Quarterly Report on Form 10-Q, amounts to less than 100% of the aggregate distributions declared to our stockholders for that quarter.

The following table outlines our total cash distributions declared to stockholders for each of the quarters during the years ended December 31, 2016 and 2015, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands), as well as the sources used to fund the distributions.

	Stockholders
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared
2016
December 31, 2016	$1,608	$1,744	$3,352
September 30, 2016	1,340	1,427	2,767
June 30, 2016	1,107	1,128	2,235
March 31, 2016	871	887	1,758
	$4,926	$5,186	$10,112
2015
December 31, 2015	$604	$656	$1,260
September 30, 2015	458	490	948
June 30, 2015	279	288	567
March 31, 2015	91	58	149
Total	$1,432	$1,492	$2,924

Generally, distributions to stockholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a distribution and reduce the stockholders’ basis in our common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, it will generally be treated as a capital gain. We annually notify stockholders of the taxability of distributions paid during the preceding year.

For the years ended December 31, 2016 and 2015, respectively, approximately 67% and 99% of the distributions paid were taxable as ordinary income and approximately 33% and 1% were treated as a return of capital for federal income tax purposes. The amount of distributions paid and taxable portion are not indicative or predictive of amounts anticipated in future periods.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the past three years.

Use of Proceeds from Registered Securities

On August 20, 2014, the Registration Statement on Form S-11 (File No. 333-191106) for the Offering was declared effective under the Securities Act of 1933. The Offering commenced on August 20, 2014 and is currently expected to terminate on or before August 20, 2017, unless extended by our board of directors.

From August 20, 2014 through December 31, 2016, we received gross proceeds of approximately $164.0 million through the sale of 16.5 million Class A Shares and $95.2 million through the sale of 10.1 million Class T Shares to the public in connection with the Offering. Since August 20, 2014, we have used proceeds from the Offering to pay $18.1 million of selling commissions and dealer manager fees and $6.3 million of issuer costs related to the Offering.  See Note 2 — Summary of Significant Accounting Policies—Issuer Costs for additional information regarding the amendment to our Advisory Agreement executed in April 2016 and effective February 29, 2016, which has reduced the amount of issuer costs payable to our Advisor as a percentage of gross offering proceeds. As a result of the amendment to our Advisory Agreement, our Advisor reimbursed us $4.0 million for issuer costs that we had previously reimbursed to our Advisor. See Note 8— Related Party Transactions for additional information regarding the amendment of the Dealer Manager Agreement, pursuant to which our Advisor will pay a portion of the dealer manager fees payable to the dealer manager, without reimbursement from us. The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines.

Net proceeds available for investment after the payment of the costs described above were approximately $227.0 million. A portion of these proceeds, along with proceeds from debt financing, were used to make approximately $134.5 million of investments in real estate, including the purchase price of our real estate investments, deposits paid for future acquisitions, acquisition fees and expenses, and costs of leveraging each real estate investment. We had approximately $93.7 million in uninvested offering proceeds as of December 31, 2016, which were subsequently used to acquire Rookwood in January 2017.

Additionally, we may not generate sufficient cash flow from operations to fully fund distributions paid. From inception through December 31, 2016, a portion of our distributions have been funded with cash flows from financing activities, which includes offering proceeds. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Distributions”

Share Redemption Program

We offer a share redemption program that may allows stockholders who have purchased shares from us or received their shares through a non-cash transaction, not in the secondary market, to have their shares redeemed subject to certain limitations and restrictions. We intend to allow redemptions of our shares on a monthly basis. No fees will be paid to Hines in connection with any redemption. Our board of directors may terminate, suspend or amend the share redemption program upon 30 days’ written notice without stockholder approval, which notice shall take the form of a report on Form 8-K filed at least 30 days prior to the effective date of such termination, suspension or amendment.

Subject to the limitations of and restrictions of the program, and subject to funds being available as described below, the number of shares repurchased during any consecutive 12-month period will be limited to no more than 5% of the number of outstanding shares of common stock at the beginning of that 12-month period. Unless our board of directors determines otherwise, the funds available for redemptions in each month will be limited to the funds received from the distribution reinvestment plan in the prior month. Our board of directors has complete discretion to determine whether all of such funds from the prior month’s distribution reinvestment plan will be applied to redemptions in the following month, whether such funds are needed for other purposes or whether additional funds from other sources may be used for redemptions.

On September 15, 2016, our board of directors approved and adopted the Amended and Restated Share Redemption Program (the “Amended SRP”) applicable to Class A Shares and Class T Shares, which took effect on October 31, 2016. The Amended SRP will continue to provide eligible stockholders with limited, interim liquidity by enabling them to present for redemption all or a portion of their Class A Shares or Class T Shares and was amended solely to reflect new redemption pricing effective as of October 31, 2016. Subject to the limitations of the Amended SRP and the special pricing applicable to redemptions in connection with the death or disability of a stockholder, shares redeemed under the Amended SRP will be redeemed at a price equal to the estimated per share NAV applicable to the class of shares being redeemed and most recently disclosed by the Company in a public filing with the Commission, which was $9.03 as of December 31, 2016 and $9.65 as of March 9, 2017. Shares that are redeemed in connection with the death or disability of a stockholder will be redeemed at a price equal to the price paid to acquire such shares from us; provided, that, the redemption price cannot exceed the then-current offering price and therefore, as described below, the redemption price will be reduced as necessary to be equal to then-current offering price for such class of shares.

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

During the period of any public offering, the redemption price will be equal to or less than the price of the shares offered in the relevant offering. If we are engaged in a public offering and the redemption price calculated in accordance with the guidelines set forth above would result in a price that is higher than the then-current public offering price of our common shares, then the redemption price, including the redemption price for death and disability redemptions, will be reduced and will be equal to the then-current public offering price of such class of our common shares.

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

Issuer Redemptions of Equity Securities

All eligible requests for redemptions were redeemed using proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption program during the quarter ended December 31, 2016, including the average price paid per share.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
October 1, 2016 to October 31, 2016	22,204	$9.49	22,204	53,411
November 1, 2016 to November 30, 2016	7,211	$9.03	7,211	59,036
December 1, 2016 to December 31, 2016	14,528	$9.96	14,528	62,996
Total	43,943		43,943

(1)	See description of our share redemption programs above for a description of the limitations on the number of shares that may be redeemed.

Item 6.  Selected Financial Data

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below (in thousands, except per share amounts).

	2016	2015	2014	2013 (1)
Operating Data:
Revenues	$24,349	$9,410	$94	$—
Depreciation and amortization	$15,372	$4,207	$49	$—
Asset management and acquisition fees	$6,645	$2,640	$570	$—
General and administrative	$2,044	$1,546	$556	$—
Net income (loss)	$(11,341)	$(5,638)	$(1,328)	$—
Net (income) loss attributable to noncontrolling interests	$(12)	$(12)	$187	$—
Net income (loss) attributable to common stockholders	$(11,353)	$(5,650)	$(1,141)	$—
Basic and diluted income (loss) per common share	$(0.62)	$(1.06)	$(14.63)	$—
Cash distributions declared per Class A Share	$0.58	$0.57	$0.15	$—
Cash distributions declared per Class T Share	$0.49	$0.17	$—	$—
Weighted average common shares outstanding - basic and diluted	18,191	5,308	78	1

Balance Sheet Data:
Total investment property	$283,875	$72,426	$21,355	$—
Cash and cash equivalents	$98,137	$17,224	$2,727	$200
Total assets	$470,345	$149,054	$28,551	$200
Long-term obligations (2)	$258,451	$59,700	$24,200	$—

(1)	For the period from July 31, 2013 (date of inception) through December 31, 2013 for operating data and as of December 31, 2013 for balance sheet data.

(2)	Includes notes payable and the distribution and stockholder servicing fees payable to our Dealer Manager with respect to Class T Shares.

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

Executive Summary

As described in more detail in Item 1. Business to this Annual Report, Hines Global REIT II, Inc. (“Hines Global II” and, together with its consolidated subsidiaries, “we,” “us” or the “Company”) was formed in July 2013 to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. As of March 17, 2017, we had received gross offering proceeds of $307.3 million from the sale of 31.7 million shares.

We intend to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. As of December 31, 2016, we owned interests in five real estate investments which contain, in the aggregate, 2.0 million square feet of leasable space. Additionally, in January 2017, we acquired Rookwood, two contiguous shopping centers, consisting of 600,071 square feet in the aggregate. Further, in March 2017, we acquired the Montrose Student Residence, a Class-A student housing property consisting of 87,607 square feet located in Dublin, Ireland. See Item 2. Properties for additional information regarding our real estate investments.

On February 27, 2017, our board of directors determined the new estimated per share NAV of our common stock of $9.65, based on the number of shares issued and outstanding as of December 31, 2016, which represents a 6.9% increase over the previously determined estimated NAV per share of $9.03 as of February 29, 2016. The new estimated per share NAV reflects an 8.3% increase in the aggregate appraised value of our real estate investments when compared to the purchase price of our real estate investments excluding closing costs, transaction fees and additional capital investments since acquisition.  This 8.3% net increase resulted from a 10.6% appreciation in the aggregate appraised values of our real estate investments since their purchase, which was offset by 2.3% dilution resulting from the devaluation of the Euro against the U.S dollar.

Hines is committed to our success and we have executed different agreements described below between Hines and its affiliates to reduce costs and to ensure our product remains competitive in the marketplace.

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

Also, the Advisory Agreement was amended, effective February 29, 2016, to reflect that the Company will not reimburse the Advisor for the cumulative issuer costs incurred in connection with the Company’s organization and public offerings, in excess of 2.5% of gross offering proceeds from the Company’s public offerings. As a result, on April 14, 2016, the Advisor reimbursed the Company for $4.0 million in issuer costs that the Company had previously reimbursed to the Advisor in excess of this 2.5% cap. From inception through December 31, 2016, we have reimbursed the Advisor $6.3 million in issuer costs out of $11.1 million in issuer costs incurred by the Advisor.

Further, commencing with the quarter ended December 31, 2014, our Advisor agreed to waive the asset management fees for each quarter through December 31, 2016, to the extent that our MFFO, for a particular quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. As a result of these fee waivers, cash flows from operations that would have been paid to our Advisor for asset management fees may be available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that are waived will not be paid to our Advisor in cash at any time in the future.

The table below outlines, with respect to each of the years ended December 31, 2016, 2015 and 2014, the asset management fees earned by our Advisor before application of the waivers, the amounts waived pursuant to the asset management fee waivers described above, and the asset management fees that were earned by our Advisor after application of the waivers (in thousands).

For the Years Ended	Asset Management Fee Pre-Waiver	Asset Management Fee Waived	Asset Management Fee Post-Waiver
December 31, 2016	$2,200	$1,252	$948
December 31, 2015	$888	$583	$305
December 31, 2014	$16	$16	$—

Our Advisor has also agreed to waive the asset management fees otherwise payable to it for the quarter ended March 31, 2017 to the extent that our MFFO for such quarter, as reduced to reflect the distribution and stockholder servicing fees payable for such quarter, as disclosed in our Quarterly Report on Form 10-Q, amounts to less than 100% of the aggregate distributions declared to our stockholders for that quarter.

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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the years ended December 31, 2016, 2015, and 2014.

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

Distribution and Stockholder Servicing Fees

We record distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T Shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to our Dealer Manager, or it will be adjusted if the fees are no longer payable. See Note 8 — Related Party Transactions for additional information regarding the distribution and stockholder servicing fees.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies for a discussion regarding recent accounting pronouncements and the potential impact, if any, on our financial statements.

Financial Condition, Liquidity and Capital Resources

Our principal demands for funds are to make real estate investments, for the payment of operating expenses and distributions, and for the payment of principal and interest on any indebtedness we incur. Generally, we expect to meet operating cash needs from our cash flows from operating activities, and we expect to fund our investments using proceeds from the Offering and from debt proceeds.

As of December 31, 2016, our portfolio was approximately 50% leveraged based (based on the most recent appraised values of our real estate values) with a weighted average interest rate of 2.37%. We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly.

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

Cash Flows from Operating Activities

Our real-estate properties generate cash flow in the form of rental revenues, which are used to pay direct leasing costs, property-level operating expenses and interest payments. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we incur general and administrative expenses, acquisition fees and expenses and asset management fees.

Net cash provided by operating activities was $4.1 million for the year ended December 31, 2016 compared to net cash used in operating activities of $1.6 million for the year ended December 31, 2015. Net cash provided by operating activities increased as a result of the acquisition of the Domain Apartments, Cottonwood Corporate Center and Goodyear Crossing II during the year ended December 31, 2016 and the operation of Bishop’s Square (acquired March 2015) for the entire year ended December 31, 2016. We paid acquisition fees and acquisition-related expenses totaling $6.0 million and $5.8 million for the years ended December 31, 2016 and 2015, respectively. Under U.S generally accepted accounting principles (“GAAP”), acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from the Offering and/or acquisition-related indebtedness.

Net cash used in operating activities for the years ended December 31, 2015 and 2014 was $1.6 million and $241,000, respectively. Net cash provided by operating activities was reduced by the payment of acquisition fees and acquisition-related expenses totaling $5.8 million and $24,000 for the years ended December 31, 2015 and 2014, respectively. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from the Offering and/or acquisition-related indebtedness.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2016, 2015 and 2014 were primarily due to the following:

2016

•	Payment of $244.8 million related to the acquisition of the Domain Apartments, Cottonwood Corporate Center and Goodyear Crossing II and their related lease intangibles.

•
Capital expenditures of approximately $350,000 incurred at Bishop’s Square and the Domain Apartments primarily related to a planned expansion at Bishop’s Square and new pool equipment, furniture and fixtures at the Domain Apartments.

•	Payment of a $5.0 million earnest money deposit in connection with the acquisition of Rookwood, which we acquired in January 2017.

2015

•	Payment of $102.7 million related to the acquisition of Bishop’s Square and its related lease intangibles in March 2015.

•	Capital expenditures of approximately $333,000 incurred at Bishop’s Square primarily related to a planned expansion and new equipment at the property.

•	Payment of a $1.5 million earnest money deposit in connection with the acquisition of the Domain Apartments.

2014

•	Payment of $25.1 million related to the acquisition of 2819 Loker Avenue East and its related lease intangibles.

Cash Flows from Financing Activities

Initial Public Offering

We commenced the Offering in August 2014 and raised gross proceeds of $146.3 million, $101.4 million and $3.8 million, respectively, during the years ended December 31, 2016, 2015 and 2014, respectively, excluding proceeds from the distribution reinvestment plan. In addition, during the year ended December 31, 2016, we redeemed $0.7 million in shares of common stock pursuant to our share redemption program. Shares of our common stock redeemed pursuant to our share redemption program were insignificant in prior years.

In addition to the investing activities described previously, we use proceeds from the Offering to make certain payments to our Advisor and our Dealer Manager during the various phases of our organization and operation. During the organization and offering stage, these include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of issuer costs. During the years ended December 31, 2016, 2015 and 2014, we made payments of $8.9 million, $9.4 million and $78,000, respectively, for selling commissions, dealer manager fees, distribution and stockholder servicing fees with respect to Class T Shares and issuer costs related to the Offering. Selling commissions and dealer manager fees are lower than they are with respect to Class A Shares and the decrease in the payment of these fees and commissions noted from 2015 to 2016 is primarily due to a higher proportion of Class T Shares than Class A Shares being sold during 2016. In addition, we amended our Dealer Manager Agreement in July 2016 to reduce the dealer manager fees payable from offering proceeds, as described previously.

Our Advisory Agreement was amended, effective February 29, 2016, to cap the amount which we will reimburse our Advisor for the cumulative issuer costs incurred in connection with our organization and our public offerings at 2.5% of gross proceeds raised through our offerings. As a result of the cap on reimbursement as a percentage of gross offering proceeds, during the year ended December 31, 2016, our Advisor reimbursed us for $4.0 million in issuer costs that we had previously reimbursed in excess of this new 2.5% cap. As we raise additional offering proceeds, we expect to reimburse our Advisor for the $4.0 million in issuer costs they recently repaid to us to the extent such costs do not exceed 2.5% of gross offering proceeds from our public offerings.

Distributions

With the authorization of our board of directors, we declare distributions daily. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are being made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The tables below outline the distribution rates declared per share, per day and the annualized distribution rates for each Class A Share and Class T Share.

Class A Shares
Period Declared	Distribution Rate Per Share, Per Day	Annualized Distribution Rate Per Share
Beginning 4/1/2017	$0.001653699	$0.60
5/1/2016 - 3/31/2017	$0.001594766	$0.58
10/1/2014 - 4/30/2016	$0.001575342	$0.57

Class T Shares
Period Declared	Gross Distribution Rate Per Share, Per Day	Net Annualized Distribution Rate Per Share (1)
Beginning 4/1/2017	$0.001653699	$0.51
5/1/2016 - 3/31/2017	$0.001594766	$0.49
8/24/2015- 4/30/2016	$0.001575342	$0.48

(1)
Class T Shares are subject to an ongoing distribution and stockholder servicing fee payable to the Dealer Manager of 1.0% per annum of the gross offering price per share (or, if we are no longer offering primary shares, the then-current estimated net asset value per share, if any has been disclosed). For purposes of calculating the net annualized distribution rate per share, we deduct from the gross annualized distribution rate an amount equal to 1.0% of the gross offering price, assuming a constant, per share offering price $9.4489. The actual distribution rate for Class T Shares will vary based on the total amount of distribution and stockholder fees payable.

In our initial quarters of operations, and from time to time thereafter, we may continue to be unable to generate sufficient cash flow from operations to fully fund distributions paid. Therefore, some or all of our distributions may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. For example, we funded 60%, 23% and 100% of total distributions for the years ended December 31, 2016, 2015 and 2014, respectively, with cash flows from financing activities, which includes offering proceeds.

In addition, commencing with the quarter ended December 31, 2014, our Advisor agreed to waive the asset management fees for each quarter through December 31, 2016, to the extent that our MFFO, for a particular quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. As a result of these fee waivers, cash flows from operations that would have been paid to our Advisor for asset management fees may be available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that are waived will not be paid to our Advisor in cash at any time in the future.

The table below outlines, with respect to each of the years ended December 31, 2016, 2015 and 2014, the asset management fees earned by our Advisor before application of the waivers, the amounts waived pursuant to the asset management fee waivers described above, and the asset management fees that were earned by our Advisor after application of the waivers (in thousands).

For the Years Ended	Asset Management Fee Pre-Waiver	Asset Management Fee Waived	Asset Management Fee Post-Waiver
December 31, 2016	$2,200	$1,252	$948
December 31, 2015	$888	$583	$305
December 31, 2014	$16	$16	$—

Our Advisor has also agreed to waive the asset management fees otherwise payable to it for the quarter ended March 31, 2017 to the extent that our MFFO for such quarter, as reduced to reflect the distribution and stockholder servicing fees payable for such quarter, as disclosed in our Quarterly Report on Form 10-Q, amounts to less than 100% of the aggregate distributions declared to our stockholders for that quarter.

The following table outlines our total distributions declared to stockholders for the years ended December 31, 2016, 2015 and 2014, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands).

	Stockholders			Sources (2)
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities
December 31, 2016	$4,926	$5,186	$10,112	$4,066	40%	$6,058	60%
December 31, 2015	$1,432	$1,492	$2,924	$2,276	77%	$660	23%
December 31, 2014 (1)	$40	$2	$42	$—	—%	$45	100%

(1)	During 2014, cash distributions were only declared for the quarter ended December 31, 2014.

(2)
Includes sources used to fund distributions paid to noncontrolling interests which were equal to approximately $12,000 for each of the years ended December 31, 2016 and 2015 and $3,000 for the year ended December 31, 2014.

Debt Financings

As mentioned previously, our portfolio was 50% leveraged as of December 31, 2016 (based on the most recent appraised values of our real estate investments) with a weighted average interest rate of 2.37%. Below is additional information regarding our loan activity for the years ended December 31, 2016, 2015 and 2014. See Note 5 — Debt Financing for additional information regarding our outstanding debt.

2016

•
We entered into $141.3 million of permanent mortgage financing related to the acquisition of the Domain Apartments, Cottonwood Corporate Center and Goodyear Crossing II and made payments of $0.7 million for financing costs related to such loans.

•
We borrowed $81.5 million under the Hines Credit Facility and made payments of $25.5 million on this facility, which resulted in a $56.0 million outstanding balance under this facility as of December 31, 2016.

2015

•	We entered into $61.8 million of permanent mortgage financing and borrowed $50.3 million under our Hines Credit Facility related to the acquisition of Bishop’s Square.

•	We made payments of $74.5 million on our Hines Credit Facility using net proceeds from the Offering, which reduced our balance on this facility to zero as of December 31, 2015.

•	We made payments of $0.6 million for financing costs related to our loans and $48,000 for an interest rate cap related to the mortgage loan secured by Bishop’s Square.

2014

•	We borrowed $24.2 million under the Hines Credit Facility, in connection with the acquisition of 2819 Loker Avenue East.

Results of Operations

Year ended December 31, 2016 compared to the year ended December 31, 2015

We owned five properties that were 97% leased as of December 31, 2016 compared to two properties that were 100% leased as of December 31, 2015. As we are currently in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties. Amounts recorded in our consolidated statements of operations for the years ended December 31, 2016 and 2015 are due to the following:

•
Total revenues, property operating expenses, real property taxes, property management fees, depreciation and amortization, and interest expense relate to the operation of our five properties, the first of which was acquired in December 2014.

•
Acquisition-related expenses represent costs related to the acquisition of our real estate investments, including those properties which we may acquire in future periods. These costs vary significantly from one acquisition to the next. For example, during the year ended December 31, 2015, we incurred a $2.0 million Stamp Duty tax related to the acquisition of Bishop’s Square. No similar acquisition expenses were incurred in relation to any of our acquisitions during the years ended December 31, 2016.

•
We expect to pay monthly asset management fees to our Advisor based on an annual fee equal to 0.75% of (i) the cost of our real estate investments or (ii) with respect to our real estate investments included in our board of directors’ most recent determination of an estimated per share NAV, the most recently determined value of such real estate investments. As described previously, our Advisor agreed to waive asset management fees for each quarter in 2016 and 2015, to the extent that our MFFO, for a particular quarter, is less than our distributions declared for such quarter. As a result of these waivers, our Advisor waived $1.3 million in asset management fees payable to it during the year ended December 31, 2016. Further, our Advisor waived $0.6 million of the total $0.9 million in asset management fees payable to it during the year ended December 31, 2015.

•
We pay our Advisor acquisition fees equal to 2.25% of the purchase price of our real estate investments. Acquisition fees for the year ended December 31, 2016 were higher than those for the year ended December 31, 2015 due to an increase in our acquisition activity. We acquired three properties for an aggregate purchase price of $253.5 million during the year ended December 31, 2016 as compared to one property for $103.2 million during the year ended December 31, 2015.

•
General and administrative expenses for the years ended December 31, 2016 and 2015 primarily consist of legal and accounting fees, costs and expenses associated with our board of directors, transfer agent costs and insurance costs. Certain of these costs are variable and will increase in the future as we continue to raise capital and make additional real estate investments.

Year ended December 31, 2015 compared to the year ended December 31, 2014

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

•
We pay our Advisor acquisition fees equal to 2.25% of the purchase price of our real estate investments. Acquisition fees for the years ended December 31, 2015 and 2014 are comprised of the $2.3 million acquisition fee incurred in relation to our acquisition of Bishop’s Square in March 2015 and the $0.6 million acquisition fee incurred in relation to our acquisition of 2819 Loker Avenue East in December 2014.

•
We incurred $63,000 in organizational costs, which consisted of expenses associated with our formation during the year ended December 31, 2014. No organizational costs were incurred during the year ended December 31, 2015.

•
General and administrative expenses for the years ended December 31, 2015 and 2014 primarily consist of legal and accounting fees, costs and expenses associated with our board of directors, transfer agent costs and insurance costs. Certain of these costs are variable and will increase in the future as we continue to raise capital and make additional real estate investments.

•
We entered into an interest rate cap agreement in March 2015 as an economic hedge against the variability of future interest rates on one of our variable interest rate borrowings. We have not designated this contract as a hedge for accounting purposes. Changes in the fair value of this interest rate cap resulted in a loss of $41,000 during the year ended December 31, 2015.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations for the years ended December 31, 2016, 2015 and 2014 and the period from inception through December 31, 2016 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Years ended December 31,			Period from July 31, 2013 (date of inception) through December 31, 2016
	2016	2015	2014
Net income (loss)	$(11,341)	$(5,638)	$(1,328)	$(18,307)
Depreciation and amortization (1)	15,372	4,207	49	19,628
Adjustments for noncontrolling interests (2)	(23)	36	185	198
Funds From Operations attributable to common stockholders	4,008	(1,395)	(1,094)	1,519
Loss (gain) on derivative instruments (3)	6	41	—	47
Loss (gain) on foreign currency(4)	(11)	11	—	—
Other components of revenues and expenses (5)	(2,030)	(938)	(6)	(2,974)
Acquisition fees and expenses (6)	7,452	5,246	699	13,397
Adjustments for noncontrolling interests (2)	(6)	(40)	(33)	(79)
Modified Funds From Operations attributable to common stockholders	$9,419	$2,925	$(434)	$11,910
Basic and diluted income (loss) per common share	$(0.62)	$(1.06)	$(14.63)	$(2.57)
Funds From Operations attributable to common stockholders per common share	$0.22	$(0.26)	$(14.03)	$0.21
Modified Funds From Operations attributable to common stockholders per common share	$0.52	$0.55	$(5.56)	$1.69
Weighted average shares outstanding	18,191	5,308	78	7,068

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

(5)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the years ended December 31, 2016, 2015 and 2014 and the period from inception through December 31, 2016:

	Years ended December 31,			Period from July 31, 2013 (date of inception) through December 31, 2016
	2016	2015	2014
Straight-line rent adjustment (a)	$(1,897)	$(627)	$(6)	$(2,529)
Amortization of lease incentives (b)	5	1	—	6
Amortization of out-of-market leases (b)	(138)	(312)	—	(451)
	$(2,030)	$(938)	$(6)	$(2,974)

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

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•
For the years ended December 31, 2016 and 2015, we incurred $408,000 and $7,000, respectively, in distribution and stockholder servicing fees with respect to Class T Shares. No distribution and stockholder servicing fees were incurred for the year ended December 31, 2014.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. Therefore, some or all of our distributions may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. For example, we funded 60%, 23% and 100% of total distributions for the years ended December 31, 2016, 2015 and 2014, respectively, with cash flows from financing activities, which includes offering proceeds.

In addition, commencing with the quarter ended December 31, 2014, our Advisor agreed to waive the asset management fees for each quarter through December 31, 2016, to the extent that our modified funds from operations (“MFFO”), for a particular quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. As a result of these fee waivers, cash flows from operations that would have been paid to our Advisor for asset management fees may be available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that are waived will not be paid to our Advisor in cash at any time in the future.

The table below outlines, with respect to each of the years ended December 31, 2016, 2015 and 2014, the asset management fees earned by our Advisor before application of the waivers, the amounts waived pursuant to the asset management fee waivers described above, and the asset management fees that were earned by our Advisor after application of the waivers (in thousands).

For the Years Ended	Asset Management Fee Pre-Waiver	Asset Management Fee Waived	Asset Management Fee Post-Waiver
December 31, 2016	$2,200	$1,252	$948
December 31, 2015	$888	$583	$305
December 31, 2014	$16	$16	$—

Our Advisor has also agreed to waive the asset management fees otherwise payable to it for the quarter ended March 31, 2017 to the extent that our MFFO for such quarter, as reduced to reflect the distribution and stockholder servicing fees payable for such quarter, as disclosed in our Quarterly Report on Form 10-Q, amounts to less than 100% of the aggregate distributions declared to our stockholders for that quarter.

From inception through December 31, 2016, we declared $13.1 million of cash distributions to our stockholders (including those reinvested in shares pursuant to our distribution reinvestment plan), compared to our total aggregate FFO loss of $1.5 million and our total aggregate net loss of $18.3 million for that period. During the Offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income (loss) and FFO. From inception through December 31, 2016, we incurred acquisition fees and expenses totaling $13.4 million. For the year ended December 31, 2016, we declared $10.1 million of cash distributions to our stockholders (including those reinvested in shares pursuant to our distribution reinvestment plan), compared to our total aggregate FFO of $4.0 million. For the years ended December 2015 and 2014, we declared cash distributions to our stockholders (including those reinvested in shares pursuant to our distribution reinvestment plan) totaling $2.9 million and $42,000, respectively, compared to our total aggregate FFO loss of $1.4 million and $1.1 million, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2016 and 2015, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2016. Specifically included are our obligations under long-term debt agreements and capital lease agreements (in thousands):

	Payments due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total (2)
Notes payable (1)	$6,046	$11,013	$72,756	$130,647	$220,462
Hines Credit Facility (1)	$56,605	$—	$—	$—	$56,605
Capital lease obligation	$139	$—	$—	$—	$139
Total contractual obligations(2)	$62,790	$11,013	$72,756	$130,647	$277,206

(1)	Includes principal and interest payments outstanding as of December 31, 2016.

(2)
Excluded from the table above is the settlement of the $4.6 million distribution and stockholder servicing fee liability payable to our Dealer Manager with respect to Class T Shares as of December 31, 2016. We cannot predict the length of time over which this fee will be paid due to potential changes in the offering price or estimated per share NAV of the Company's Class T Shares and future redemptions related to Class T Shares. If we assumed a constant per share offering price or NAV per share, the distribution and stockholder servicing fee with respect to Class T Shares would be paid over 5.25 years from the date of purchase. See Note 8 — Related Party Transactions for additional information regarding the distribution and shareholder servicing fee.

Recent Developments and Subsequent Events

Rookwood

In January 2017, we acquired Rookwood Commons and Rookwood Pavilion, two contiguous shopping centers located in Cincinnati, Ohio, collectively referred to as “Rookwood”. The net purchase price was $193.7 million, exclusive of transaction costs and working capital reserves. Rookwood consists of 600,071 square feet that is, in the aggregate, 97% leased. As a result of the acquisition of Rookwood, we incurred approximately $4.4 million in acquisition fees payable to our Advisor.

We have not concluded our accounting for this recent acquisition, but we expect that the purchase price will primarily be allocated to building, land, in-place lease assets, above-market lease assets, and below market lease liabilities.

In connection with the acquisition of Rookwood, we entered into two loan assumption and modification agreements, with Nationwide Life Insurance Company (“Nationwide”) and with CLP-SPF Rookwood Commons, LLC and CLP-SPF Rookwood Pavilion, LLC. Pursuant to the loans, we assumed two secured mortgage facilities with a combined original principal amount of $96.0 million. Nationwide is not affiliated with us or our affiliates. The loans are secured by first priority liens on our interest in Rookwood and assignments of all of its leases and rents and the personal property on the premises of Rookwood.

Interest accrued on the unpaid principal balance of the Rookwood Commons and Rookwood Pavilion secured mortgage facilities are due and payable on the first day of each month commencing in February 2017. The Rookwood Commons and Rookwood Pavilion secured mortgage facilities have fixed interest rates of 3.13% and 2.87%, respectively, and mature on July 1, 2020. Each secured mortgage facility may be prepaid in full, subject to certain conditions, including but not limited to providing 30 days’ advance written notice to Nationwide.

Montrose Student Residence

In March 2017, we acquired the Montrose Student Residence (“Montrose”), a Class-A student housing asset located in Dublin, Ireland. The contract purchase price for Montrose was €37.7 million (approximately $40.6 million assuming a rate of $1.08 per EUR as of the contract date), exclusive of transaction costs and working capital reserves. Montrose consists of 205 beds and is 100% leased. As a result of this acquisition, we incurred approximately $0.9 million in acquisition fees payable to our Advisor.

We have not concluded our accounting for this recent acquisition, but we expect that the purchase price will be primarily allocated to building, land, furniture and fixtures and in-place lease assets.

In connection with the acquisition of Montrose, we entered into a secured facility agreement (the “Montrose Facility”) with Wells Fargo Bank, National Association London Branch, for €22.6 million (approximately $24.4 million assuming a rate of $1.08 per EUR as of the date of the agreement). Commencing on May 1, 2017, interest payments are due and payable each quarter and repayment of principal is due upon the maturity of the Montrose Facility on March 23, 2022. The Montrose Facility has a floating interest rate of EURIBOR plus 1.85% through September 2019. Commencing in October 2019, the Montrose Facility will have a floating interest rate of EURIBOR plus 1.85% or 2.0%, depending upon certain debt yield metrics. The Montrose Facility may be prepaid in full, or in part, subject to a prepayment fee if it is prepaid in the first two years. In addition, pursuant to the terms of the Montrose Facility, we entered into a €17.0 million (approximately $18.3 million assuming a rate of $1.08 per EUR as of the date of the agreement) five-year interest rate cap agreement, which effectively caps the EURIBOR interest rate on the Montrose Facility to 1.25%, to limit exposure to interest rate fluctuations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk, currency risk and real estate valuation risk are the primary market risks to which we are exposed. As of December 31, 2016, we were exposed to the market risks listed below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of December 31, 2016, we had $177.3 million of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $1.8 million in interest expense. Additionally, in March 2015, we entered into an interest rate cap to limit our exposure to rising interest rates related to our mortgage loan secured by Bishop’s Square. See Note 5 — Debt Financing in the Notes to the Consolidated Financial Statements for more information concerning our outstanding debt.

Foreign Currency Risk

Our investment in Bishop’s Square is subject to the effects of exchange rate movements between the Euro and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements. We have entered into a mortgage loan denominated in Euros for this investment, which provides a natural hedge with regard to changes in exchange rates between the Euro and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of Euros, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Based upon our analysis, a 10% immediate, unfavorable change in the exchange rate between the Euro and U.S. dollar would have decreased the net book value of our investment in Bishop’s Square by approximately $0.7 million and would have reduced the year-to-date net income (loss) of Bishop’s Square by $216,000.

Other Risks

As described elsewhere in this Annual Report on Form 10-K, our Advisor has agreed to waive the asset management fee otherwise payable to it pursuant to our Advisory Agreement for each of the quarters in 2014 - 2016 and the first quarter of 2017, to the extent that our MFFO for each respective quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounts to less than 100% of the aggregate distributions declared for such quarter. There can be no assurances that our Advisor will continue this waiver subsequent to the first quarter of 2017, and if not, cash available to pay distributions in future periods may be reduced.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Hines Global REIT II, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Hines Global REIT II, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hines Global REIT II, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Houston, Texas
March 27, 2017

HINES GLOBAL REIT II, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2016 and 2015

	2016	2015
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$283,875	$72,426
Cash and cash equivalents	98,137	17,224
Restricted cash	1,576	1,565
Tenant and other receivables	4,803	3,890
Intangible lease assets, net	76,070	52,152
Deferred leasing costs, net	314	61
Deferred financing costs, net	—	17
Other assets	5,570	1,719
Total assets	$470,345	$149,054
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$7,549	$920
Due to affiliates	12,141	3,186
Intangible lease liabilities, net	2,421	2,470
Other liabilities	3,041	1,867
Distributions payable	1,195	480
Note payable to affiliate	56,000	—
Notes payable, net	197,815	59,693
Total liabilities	$280,162	$68,616

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2016 and December 31, 2015	—	—
Class A common stock, $0.001 par value per share; 600,000 authorized; 16,469 and 10,275 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	16	10
Class T common stock, $0.001 par value per share; 900,000 authorized; 10,074 and 787 issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	10	1
Additional paid-in capital	224,134	91,576
Accumulated distributions in excess of earnings	(31,222)	(9,757)
Accumulated other comprehensive income (loss)	(2,755)	(1,392)
Total stockholders’ equity	190,183	80,438
Noncontrolling interests	—	—
Total equity	190,183	80,438
Total liabilities and equity	$470,345	$149,054

See notes to the consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$23,667	$9,278	$94
Other revenue	682	132	—
Total revenues	24,349	9,410	94
Expenses:
Property operating expenses	4,593	1,871	22
Real property taxes	1,648	298	9
Property management fees	438	129	2
Depreciation and amortization	15,372	4,207	49
Acquisition related expenses	1,855	2,963	131
Asset management and acquisition fees	6,645	2,640	570
Organizational expenses	—	—	63
General and administrative expenses	2,044	1,546	556
Total expenses	32,595	13,654	1,402
Income (loss) before other income (expenses)	(8,246)	(4,244)	(1,308)
Other income (expenses):
Gain (loss) on derivative instruments	(6)	(41)	—
Foreign currency gains (losses)	(4)	(12)	—
Interest expense	(3,154)	(1,345)	(20)
Interest income	69	4	—
Net income (loss)	(11,341)	(5,638)	(1,328)
Net (income) loss attributable to noncontrolling interests	(12)	(12)	187
Net income (loss) attributable to common stockholders	$(11,353)	$(5,650)	$(1,141)
Basic and diluted income (loss) per common share	$(0.62)	$(1.06)	$(14.63)
Weighted average number of common shares outstanding	18,191	5,308	78
Cash distributions declared per Class A Share	$0.58	$0.57	$0.15
Cash distributions declared per Class T Share	$0.49	$0.17	$—

Comprehensive income (loss):
Net income (loss)	$(11,341)	$(5,638)	$(1,328)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,363)	(1,392)	—
Comprehensive income (loss)	$(12,704)	$(7,030)	$(1,328)
Comprehensive (income) loss attributable to noncontrolling interests	(12)	(12)	187
Comprehensive income (loss) attributable to common stockholders	$(12,716)	$(7,042)	$(1,141)

See notes to the consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

Hines Global REIT II, Inc. Stockholders
	Common Shares				Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of January 1, 2014	1	$—	—	$—	$10	$—	$—	$10	$190
Issuance of common shares	420	—	—	—	3,863	—	—	3,863	—
Distributions declared	—	—	—	—	—	(42)	—	(42)	(3)
Selling commissions and dealer manager fees	—	—	—	—	(88)	—	—	(88)	—
Issuer costs	—	—	—	—	(3,743)	—	—	(3,743)	—
Net income (loss)	—	—	—	—	—	(1,141)	—	(1,141)	(187)
Balance as of December 31, 2014	421	$—	—	$—	$42	$(1,183)	$—	$(1,141)	$—

Hines Global REIT II, Inc. Stockholders
	Common Shares				Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of January 1, 2015	421	$—	—	$—	$42	$(1,183)	$—	$(1,141)	$—
Issuance of common shares	9,855	10	787	1	105,479	—	—	105,490	—
Distributions declared	—	—	—	—	—	(2,924)	—	(2,924)	(12)
Redemption of common shares	(1)	—	—	—	(12)	—	—	(12)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	—	—	(9,750)	—	—	(9,750)	—
Issuer costs	—	—	—	—	(4,183)	—	—	(4,183)	—
Net income (loss)	—	—	—	—	—	(5,650)	—	(5,650)	12
Foreign currency translation adjustment	—	—	—	—	—	—	(1,392)	(1,392)	—
Balance as of December 31, 2015	10,275	$10	787	$1	$91,576	$(9,757)	$(1,392)	$80,438	$—

Hines Global REIT II, Inc. Stockholders
	Common Shares				Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)	Noncontrolling Interests
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of January 1, 2016	10,275	$10	787	$1	$91,576	$(9,757)	$(1,392)	$80,438	$—
Issuance of common shares	6,270	6	9,287	9	149,738	—	—	149,753	—
Distributions declared	—	—	—	—	—	(10,112)	—	(10,112)	(12)
Redemption of common shares	(76)	—	—	—	(859)	—	—	(859)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	—	—	(13,214)	—	—	(13,214)	—
Issuer costs	—	—	—	—	(3,107)	—	—	(3,107)	—
Net income (loss)	—	—	—	—	—	(11,353)	—	(11,353)	12
Foreign currency translation adjustment	—	—	—	—	—	—	(1,363)	(1,363)	—
Balance as of December 31, 2016	16,469	$16	10,074	$10	$224,134	$(31,222)	$(2,755)	$190,183	$—

See notes to the consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,341)	$(5,638)	$(1,328)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	15,422	3,982	49
Foreign currency (gains) losses	4	12	—
(Gain) loss on derivative instruments	6	41	—
Changes in assets and liabilities:
Change in other assets	(275)	(131)	(71)
Change in tenant and other receivables	(2,288)	(928)	(6)
Change in deferred leasing costs	(261)	(62)	—
Change in accounts payable and accrued expenses	270	640	107
Change in other liabilities	23	1,401	(86)
Change in due to affiliates	2,565	(942)	1,094
Net cash from operating activities	4,125	(1,625)	(241)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(244,817)	(102,689)	(25,111)
Capital expenditures at operating properties	(350)	(333)	—
Deposits on investment property	(5,000)	(1,500)	—
Net cash from investing activities	(250,167)	(104,522)	(25,111)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	146,265	101,354	3,801
Redemption of common shares	(714)	(12)	—
Payment of issuer costs	(5,073)	(5,270)	(17)
Reimbursement of issuer costs	4,049	—	—
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(8,897)	(9,385)	(78)
Distributions paid to stockholders and noncontrolling interests	(4,601)	(1,227)	(27)
Proceeds from notes payable	141,300	61,769	—
Payments on notes payable	(539)	—	—
Proceeds from related party note payable	81,500	50,300	24,200
Payments on related party note payable	(25,500)	(74,500)	—
Change in security deposit liability	40	22	—
Deferred financing costs paid	(666)	(626)	—
Payments related to interest rate contracts	—	(48)	—
Net cash from financing activities	327,164	122,377	27,879
Effect of exchange rate changes on cash and restricted cash	(198)	(168)	—
Net change in cash, restricted cash and cash equivalents	80,924	16,062	2,527
Cash, restricted cash and cash equivalents, beginning of period	18,789	2,727	200
Cash, restricted cash and cash equivalents, end of period	$99,713	$18,789	$2,727

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

On August 20, 2014, the Company commenced an offering of up to $2.5 billion of its common stock (the “Offering”) in any combination of Class A shares of common stock (“Class A Shares”) and Class T shares of common stock (“Class T Shares”) of the Company’s common stock. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for the Offering and market its shares. As of March 17, 2017, the Company had received gross offering proceeds of $307.3 million from the sale of 31.7 million shares.

The Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. As of December 31, 2016, the Company owned direct investments in five real estate properties totaling 2.0 million square feet that were 97% leased. See the table in “Item 2. Properties for additional information regarding each of the properties in which the Company owned an interest as of December 31, 2016. Also, see Note 14 — Subsequent Events for additional information regarding the acquisition of Rookwood Commons and Rookwood Pavilion, collectively referred to as “Rookwood” in January 2017 and the Montrose Student Residence in March 2017.

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

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the years ended December 31, 2016, 2015, and 2014.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

As of December 31, 2016, the Company had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents.

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

Tenant and Other Receivables

Tenant and other receivable balances consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent. An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost, net of any applicable allowance for doubtful accountants. As of December 31, 2016 and December 31, 2015, no such allowances have been recorded.

In addition, as of December 31, 2016 and December 31, 2015, tenant and other receivables also included a receivable from the Company’s transfer agent related to offering proceeds not yet received of $1.6 million and $2.9 million, respectively.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions, tenant inducements and legal costs are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $1.0 million and $0.5 million for the years ended December 31, 2016 and 2015. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the years ended December 31, 2016 and 2015, $183,000 and $88,000 of deferred financing costs were amortized into interest expense in the accompanying consolidated statement of operations, respectively. The Company had no amortization of deferred financing costs for the year ended December 31, 2014.

Other Assets

Other assets included the following (in thousands):

	December 31, 2016	December 31, 2015
Deposits on investment property (1)(2)	$5,000	$1,500
Prepaid insurance	219	203
Prepaid property taxes	74	—
Other	277	16
Other assets	$5,570	$1,719

(1)
As of December 31, 2016, this amount consisted of a $5.0 million earnest money deposit in connection with the acquisition of Rookwood in January 2017. See Note 14 — Subsequent Events for additional information regarding the acquisition of Rookwood.

(2)	As of December 31, 2015, this amount consisted of an earnest money deposit paid in relation to the acquisition of the Domain Apartments, which was completed in January 2016.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivables were $2.5 million and $0.6 million as of December 31, 2016 and 2015, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Other revenues consist primarily of parking revenue, insurance proceeds, administrative fees, and tenant reimbursements related to utilities, insurance, and other operating expenses. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (“the Code”), beginning with its taxable year ended December 31, 2015. The Company’s management believes that it operates in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2016 and 2015 in the accompanying consolidated financial statements. The Company did not elect to be taxed as a REIT for the taxable year ended December 31, 2014. This did not have an impact on the Company’s tax liability or the tax liability of the Company’s stockholders that invested in the Company’s public offering during 2014 since the Company did not have any taxable income for the year ended December 31, 2014.

Distribution and Stockholder Servicing Fees

Per the terms of the Company’s Third Amended and Restated Dealer Manager Agreement, the Company will pay a distribution and stockholder servicing fee of 1.0% per annum of the gross offering price per Class T Share (or, if the Company is no longer offering primary shares, the then-current estimated per share NAV, if any has been disclosed) sold in the Offering. The Company will cease paying the distribution and stockholder servicing fee with respect to any particular Class T Share and that Class T Share will convert into a number of Class A Shares on the occurrence of certain defined events.

The Company records distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the Class T Shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable. For the years ended December 31, 2016 and 2015, the Company has recorded a liability of $4.6 million and $7,000, respectively, related to these fees, which is included in due to affiliates on the consolidated financial statements.

Redemption of Common Stock

The Company complies with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) 480 “Distinguishing Liabilities from Equity” which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  When approved, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values.

Reclassifications

As described more fully below, in connection with recent amendments to the Codification regarding the presentation of restricted cash in the statements of cash flows, the Company reclassified $1.6 million of restricted cash on the statements of cash flows from investing activities to the cash and cash equivalent balances in 2015 to be consistent with the presentation of cash and cash equivalent balances in 2016. There was no restricted cash for the year ended December 31, 2014.

Per Share Data

Net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net income (loss) per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2014-09 to provide guidance on recognizing revenue from contracts with customers. The amendments also replace prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. Subsequent to ASU 2014-09, the FASB has issued multiple ASUs clarifying multiple aspects of the new revenue recognition standard, which include the deferral of the effective date by one year, and additional guidance for partial sales of non-financial assets. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 with retrospective or modified retrospective adoption. The Company is currently evaluating each of its revenue streams to identify differences in the timing, measurement or presentation of revenue recognition under the new standard, as well as evaluating methods of adoption, however a substantial portion of the Company’s revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09 and will be evaluated with the adoption of the lease accounting standard, ASU 2016-02. Additionally, the Company has not had any sales or partial sales of real estate since its inception.

In September 2015, the FASB issued ASU 2015-16 that eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015 and early adoption was permitted. The adoption of this guidance did not have any impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02 which is intended to improve financial reporting about leasing transactions. ASU 2016-02 will require companies that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The accounting by companies that own the assets leased by the lessee (the lessor) will remain largely unchanged from current GAAP. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance is effective for public entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. While the Company is still evaluating the effect that ASU 2016-02 will have on its consolidated financial statements and related disclosures, it expects to recognize right-of-use assets and related lease liabilities on its consolidated balance sheets related to ground leases under which it is the lessee.

In August 2016 and November 2016, the FASB issued ASU 2016-15 and ASU 2016-18 to the Codification to add or clarify guidance on the classification of certain cash receipts and payments in the statement of cash flows. Additionally, the guidance addressed the presentation of restricted cash in the cash flow statement whereby restricted cash should be included in the cash and cash equivalents balance in the statement of cash flows. The amendments to the Codification are effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2017 and early adoption is permitted. The Company adopted this guidance as of December 31, 2016. See the “— Reclassifications” subheading above for the impact the adoption of this guidance had on the Company.

In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We expect the adoption of this guidance to require that most real estate transactions be accounted for under the asset acquisition guidance and, accordingly, acquisition expenses related to those acquisitions will be capitalized. The amendments in the Codification are effective for public entities for annual and interim periods in fiscal years beginning after

December 15, 2017 and early adoption is permitted with prospective application. The Company plans to adopt ASU 2017-01 beginning January 1, 2017.

3. INVESTMENT PROPERTY

For the years ended December 31, 2016 and 2015, the Company acquired three and one properties, respectively, for a total net purchase price of $253.5 million and $103.2 million, respectively. Investment property consisted of the following amounts as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31, 2016	December 31, 2015
Buildings and improvements (1)	$256,452	$66,684
Less: accumulated depreciation	(6,337)	(1,458)
Buildings and improvements, net	250,115	65,226
Land	33,760	7,200
Investment property, net	$283,875	$72,426

(1)
Included in buildings and improvements is approximately $331,000 and $176,000 of construction-in-progress related to a planned expansion at Bishop's Square as of December 31, 2016 and December 31, 2015, respectively.

See Item 2. Properties and Note 4 — Recent Acquisitions of Real Estate for additional information regarding our real estate portfolio. See Note 14 — Subsequent Events for additional information regarding the acquisition of Rookwood and the Montrose Student Residence, which were acquired subsequent to December 31, 2016.

As of December 31, 2016, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$84,473	$3,230	$(3,224)
Less: accumulated amortization	(11,238)	(395)	803
Net	$73,235	$2,835	$(2,421)

As of December 31, 2015, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$54,448	$414	$(2,815)
Less: accumulated amortization	(2,664)	(46)	345
Net	$51,784	$368	$(2,470)

Amortization expense of in-place leases was $10.4 million, $2.8 million and $35,000 for the years ended December 31, 2016, 2015 and 2014, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $138,000 and $312,000 for the years ended December 31, 2016 and 2015, respectively. There was no amortization of out-of-market leases for the year ended December 31, 2014.

Anticipated amortization of the Company’s in-place leases for each of the years ending December 31, 2017 through December 31, 2021 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
2017	$10,698	$370
2018	9,050	459
2019	6,809	371
2020	4,702	(97)
2021	3,497	(82)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2016, the approximate fixed future minimum rentals for each of the years ending December 31, 2017 through 2021 and thereafter for the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
2017	$26,472
2018	25,492
2019	21,820
2020	16,568
2021	13,892
Thereafter	49,295
Total	$153,539

Of the Company’s total rental revenue for the year ended December 31, 2016, approximately 21% was earned from the Commissioner of Public Works in Ireland, a state agency of Ireland, whose lease expires in 2028, 11% was earned from Western Digital, a tenant in the information industry, whose lease expires in 2021, and approximately 10% was earned from Acushnet, a tenant in the manufacturing industry, whose lease expires in 2019.

Of the Company’s total rental revenue for the year ended December 31, 2015, approximately 44% was earned from the Commissioner of Public Works in Ireland, 26% was earned from Acushnet, and approximately 15% was earned from International Financial Data Services, an investor record-keeping and transfer agency provider, whose lease expires in 2024.

Of the Company’s total rental revenue for the year ended December 31, 2014, 100% was earned from Acushnet.

Capital Lease Obligations

In May 2016, the Company entered into a lease agreement for equipment at Bishop’s Square which is being treated as a capital lease that expires in May 2017. This leased asset with a value of approximately $201,000 has been recorded in buildings and improvements in the Company’s consolidated balance sheet as of December 31, 2016. The Company has $139,000 outstanding under this capital lease obligation as of December 31, 2016 which is recorded in the consolidated balance sheet under the caption, other liabilities, and expects to repay this obligation in 2017.

4. RECENT ACQUISITIONS OF REAL ESTATE

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2016, 2015 and 2014 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (1)	Land (1)		In-place Lease Intangibles (1)	Out-of- Market Lease Intangibles, Net (1)	Total (1)
2016
Domain Apartments	1/29/2016	$50,790	$5,690		$1,640	$—	$58,120
Cottonwood Corporate Center	7/5/2016	$98,758	$13,600		$26,550	$290	$139,198
Goodyear Crossing II	8/18/2016	$41,620	$7,270		$5,280	$2,030	$56,200

2015
Bishop’s Square	3/3/2015	$53,643	$—	(2)	$51,995	$(2,478)	$103,160

2014
2819 Loker Avenue East	12/17/2014	$14,170	$7,200		$3,980	$—	$25,350

(1)	For Bishop’s Square, which was denominated in Euros, amounts have been translated at an exchange rate based on the rate in effect on the acquisition date.

(2)
The land at Bishop’s Square is subject to a 999-year ground lease with the local municipality in Ireland. Since the Company does not have title to the land, approximately $33.4 million has been recorded to in-place lease intangibles and will be amortized over the remaining term of the ground lease.

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2016, 2015 and 2014 acquisitions, as of the date of the respective acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2016 Acquisitions:
Domain Apartments	0.6	—	—
Cottonwood Corporate Center	4.5	8.2	4.7
Goodyear Crossing II	3.1	3.1	—

2015 Acquisition:
Bishop’s Square (1)	10.7	7.5	8.3

2014 Acquisition:
2819 Loker Avenue East	4.6	—	—

(1)	Excludes the effect of the ground lease, which significantly increases the weighted average useful life for these intangibles.

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the year ended December 31, 2016, which are included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2016 (in thousands):

		For the Year Ended
2016 Acquisitions		December 31, 2016
Domain Apartments	Revenue	$4,318
	Net income (loss)	$(1,524)
Cottonwood Corporate Center	Revenue	$7,420
	Net income (loss)	$(3,339)
Goodyear Crossing II	Revenue	$1,918
	Net income (loss)	$(164)

The following unaudited consolidated information is presented to give effect to the acquisitions completed during the year ended December 31, 2016 as if the acquisitions had occurred on January 1, 2015. The pro forma net loss was adjusted to exclude acquisition-related fees and expenses of $7.5 million for the year ended December 31, 2016. For the year ended December 31, 2015, the pro forma net loss was adjusted to include acquisition fees and expenses of $7.1 million, relating to the 2016 acquisitions, as if these fees and expenses had been incurred as of January 1, 2015.

The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these acquisitions on January 1, 2015, nor does it purport to represent the Company’s future operations (in thousands):

	For the Years Ended
	December 31,
	Pro Forma 2016	Pro Forma 2015
Revenues	$35,616	$34,333
Net income (loss) attributable to common stockholders	$(8,536)	$(21,958)

The table below includes the amounts of revenue and net income (loss) of the acquisition completed during the year ended December 31, 2015, which are included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2015 (in thousands):

		For the Year Ended
2015 Acquisition		December 31, 2015
Bishop’s Square	Revenue	$6,999
	Net income (loss)	$(1,626)

The following unaudited consolidated information is presented to give effect to the acquisition completed during the year ended December 31, 2015 as if the acquisition had occurred on January 1, 2014. The pro forma net loss was adjusted to exclude acquisition-related fees and expenses of $5.3 million for the year ended December 31, 2015. For the year ended December 31, 2014, the pro forma net loss was adjusted to include acquisition fees and expenses of $4.9 million, relating to the 2015 acquisition, as if these fees and expenses had been incurred as of January 1, 2014.

The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed this acquisition on January 1, 2014, nor does it purport to represent the Company’s future operations (in thousands):

	For the Years Ended
	December 31,
	Pro Forma 2015	Pro Forma 2014
Revenues	$10,815	$8,497
Net income (loss) attributable to common stockholders	$(939)	$(4,991)

The table below includes the amounts of revenue and net income (loss) of the acquisition completed during the year ended December 31, 2014, which are included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2014 (in thousands):

		For the Year Ended
2014 Acquisition		December 31, 2014
2819 Loker Avenue East	Revenue	$94
	Net income (loss)	$(80)

The following unaudited consolidated information is presented to give effect to the acquisition completed during the year ended December 31, 2014 as if the acquisition occurred on July 31, 2013 (date of inception). The pro forma net loss was adjusted to exclude acquisition-related fees and expenses of $0.7 million for the year ended December 31, 2014. For the period from inception through December 31, 2013, the pro forma net loss was adjusted to include acquisition fees and expenses of $0.7 million relating to the 2014 acquisition, as if these fees and expenses had been incurred as of July 31, 2013 (date of inception). The information below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on July 31, 2013, nor does it purport to represent our future operations:

	Pro Forma 2014	Pro Forma for the Period from July 31, 2013 (date of inception) through December 31, 2013
Revenues	$2,295	$956
Net income (loss) attributable to stockholders	$(567)	$(795)

5. DEBT FINANCING

As of December 31, 2016 and 2015, the Company had approximately $254.8 million and $60.2 million of debt outstanding, with a weighted average years to maturity of 4.3 years and 6.2 years, and a weighted average interest rate of 2.37% and 1.30%, respectively. The following table describes the Company’s debt outstanding at December 31, 2016 and 2015 (in thousands, except interest rates):

Description	Origination or Assumption Date	Maturity Date	Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of December 31, 2016	Principal Outstanding at December 31, 2016	Principal Outstanding at December 31, 2015
Secured Mortgage Debt
Bishop's Square	3/3/2015	3/2/2022	€55,200	Euribor + 1.30%	1.30%	$58,048	$60,201
Domain Apartments	1/29/2016	1/29/2020	$34,300	Libor + 1.60%	2.37%	34,300	—
Cottonwood Corporate Center	7/5/2016	8/1/2023	$78,000	Fixed	2.98%	77,461	—
Goodyear Crossing II	8/18/2016	8/18/2021	$29,000	Libor + 2.00%	2.62%	29,000	—
Notes Payable						$198,809	$60,201
Affiliate Note Payable
Credit Facility with Hines	12/15/2014	12/15/2017	$75,000	Variable	2.52%	56,000	—
Total Note Payable to Affiliate						$56,000	$—
Total Principal Outstanding						$254,809	$60,201
Unamortized financing fees						(994)	(508)
Total						$253,815	$59,693

Bishop’s Square Facility

In connection with the acquisition of Bishop’s Square, a wholly-owned subsidiary of the Company entered into a secured facility agreement (the “Bishop’s Square Facility”) with DekaBank Deutsche Girozentrale totaling €55.2 million (approximately $62.1 million assuming a rate of $1.12 per EUR as of the transaction date). The Bishop’s Square Facility requires quarterly interest payments, which commenced in July 2015, and repayment of principal upon the maturity of the Bishop’s Square Facility on March 2, 2022. The Bishop's Square Facility has a floating interest rate of EURIBOR plus 1.30% and is subject to an interest rate cap with a strike rate of 2.0%. The Bishop’s Square Facility may be repaid in full prior to maturity, subject to a prepayment premium if it is repaid in the first 3 years.

Domain Apartments Mortgage Loan

In connection with the acquisition of the Domain Apartments, the Company entered into a loan agreement with Wells Fargo Bank, National Association ("Wells Fargo") for a principal sum of $34.3 million. Interest accrued on the loan is due and payable on the first business day of each month from February 2016 through the term of the loan. The loan has a floating interest rate of Libor + 1.60%. Repayment of principal is due upon the maturity of the loan on January 29, 2020. The Company has the option to extend the term for an additional one-year period, subject to the satisfaction of certain conditions. The loan may be prepaid at any time on or after July 29, 2017, subject to certain conditions, including but not limited to, providing 30 days’ advance notice to Wells Fargo.

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

Hines Credit Facility

On December 15, 2014, the Operating Partnership entered into a credit facility with Hines (the “Hines Credit Facility”) with a maximum principal amount of $75.0 million. Interest on each advance is charged monthly at a variable rate, which is the greater of (i) Hines’ then-current borrowing rate under its revolving credit facility and (ii) if the Company enters into a revolving credit facility through the Operating Partnership, the rate under such facility. Each advance under Hines Credit Facility must be repaid within six months, subject to one six-month extension at our option and subject to the satisfaction of certain conditions. In December 2016, the Company entered into the first amendment to the Hines Credit Facility to extend the termination date for a period of up to one additional year. As amended, the Hines Credit Facility will terminate on the earlier of (a) the termination of the availability period as determined by Hines at its discretion (which will not impact the maturity date of any outstanding or previously approved advance under the credit facility); (b) December 15, 2017; and (c) the date Hines accelerates the repayment of the Hines Credit Facility pursuant to any event of default.

Notwithstanding that each advance under the Hines Credit Facility matures six months after it is made, the Company is required to repay each advance with proceeds from its public offering as such proceeds are raised, unless the Company, through the Operating Partnership, enters into a revolving credit facility (the “OP Facility”), at which point the Company may use its offering proceeds to repay the OP Facility, if any, prior to repaying any advances under the Hines Credit Facility. The Hines Credit Facility also permits voluntary prepayment of principal and accrued interest.

For the year ended December 31, 2016, the Company made draws of $81.5 million and payments of $25.5 million under the Hines Credit Facility. Additionally, from January 1, 2017 through March 27, 2017, the Company made draws of $7.0 million and repayments of $29.8 million. The borrowings and payments resulted in an outstanding principal balance of $33.2 million under the Hines Credit Facility as of March 27, 2017.

Financial Covenants

The Company’s mortgage and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants as of December 31, 2016.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for each of the years ending December 31, 2017 through December 31, 2021 and for the period thereafter (in thousands).

	Payments Due by Year
	2017	2018	2019	2020	2021	Thereafter
Principal payments	$57,650	$1,700	$1,751	$36,104	$30,859	$126,745

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

The table below provides additional information regarding the Company’s interest rate contract (in thousands, except percentages).

Interest Rate Contracts
Type	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Interest rate cap	March 3, 2015	April 25, 2018	$58,048	EURIBOR	2.00%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on December 31, 2016.

The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheet the fair value amount recorded for its derivative instrument. The fair value of the Company’s derivative instrument is included in the caption, other assets, on the consolidated balance sheets. The table below presents the effects of the changes in fair value of the Company’s derivative instrument in the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2016 and 2015 (in thousands):

	Gain (Loss) Recorded on Derivative Instruments
	Year Ended
	December 31, 2016	December 31, 2015
Derivatives not designated as hedging instruments:
Interest rate cap	$(6)	$(41)
Total gain (loss) on derivatives	$(6)	$(41)

7.  DISTRIBUTIONS

With the authorization of its board of directors, the Company declares distributions daily. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are being made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The tables below outline the distribution rates declared per share, per day for Class A Shares and Class T Shares.

Class A Shares		Class T Shares
Period Declared	Distribution Rate Per Share, Per Day	Period Declared	Gross Distribution Rate Per Share, Per Day(1)
Beginning 4/1/2017	$0.001653699	Beginning 4/1/2017	$0.001653699
5/1/2016 - 3/31/2017	$0.001594766	5/1/2016 - 3/31/2017	$0.001594766
10/1/2014 - 4/30/2016	$0.001575342	8/24/2015- 4/30/2016	$0.001575342

(1)
Class T Shares are subject to an ongoing distribution and stockholder servicing fee payable to the Dealer Manager of 1.0% per annum of the gross offering price per share (or, if the Company is no longer offering primary shares, the then-current estimated net asset value per share, if any has been disclosed). The gross distribution rate is the rate prior to deduction of the distribution and stockholder servicing fees payable. The actual per share, per day distribution rate for Class T Shares will vary based on the total amount of distribution and stockholder fees payable for that particular period.

The following table outlines the Company’s total cash distributions declared to stockholders for the years ended December 31, 2016, 2015 and 2014, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared
December 31, 2016	$4,926	$5,186	$10,112
December 31, 2015	$1,432	$1,492	$2,924
December 31, 2014 (1)	$40	$2	$42

(1)	Amounts pertain to only the fourth quarter of 2014.

8.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the years ended December 31, 2016, 2015 and 2014 and amounts unpaid as of December 31, 2016 and 2015 (in thousands):

	Incurred During the Years Ended December 31,			Unpaid as of
Type and Recipient	2016	2015	2014	December 31, 2016	December 31, 2015
Selling Commissions- Dealer Manager	$5,339	$6,661	$61	$54	$277
Dealer Manager Fee- Dealer Manager	3,017	3,089	28	2	98
Distribution & Stockholder Servicing Fee- Dealer Manager	4,858	7	—	4,636	7
Issuer Costs- the Advisor	3,107	3,818	4,153	4,785	2,701
Acquisition Fee- the Advisor and affiliates of Hines	5,704	2,328	570	1,265	—
Asset Management Fee- the Advisor and affiliates of Hines (1)	948	305	—	941	(120)
Other- the Advisor (2)	1,183	1,111	366	295	181
Interest Expense- Hines (3)	64	570	20	37	—
Property Management Fee- Hines	265	46	2	(19)	—
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	675	334	1	145	42
Total	$25,160	$18,269	$5,201	$12,141	$3,186

(1)
The Advisor waived $1.3 million and $0.6 million in asset management fees payable to it during the years ended December 31, 2016 and 2015, respectively. See “—Advisory Agreement” below for a discussion of the asset management fee waiver.

(2)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

(3)	Includes amounts paid related to the Hines Credit Facility.

Dealer Manager Agreement

In connection with sales of Class A Shares, the Dealer Manager receives a commission of up to 7.0% of gross offering proceeds and a dealer manager fee of up to 3.0% of gross offering proceeds, both of which will be recorded as an offset to additional paid-in-capital in the Company’s financial statements. Pursuant to separately negotiated agreements, the Dealer Manager may reallow all of its commission and a portion of its dealer manager fee to broker-dealers participating in the Offering.

In connection with sales of Class T Shares, the Dealer Manager receives a commission of up to 2.0% of gross offering proceeds and a dealer manager fee of up to 2.75% of gross offering proceeds, both of which will be recorded as an offset to additional paid-in-capital in the Company’s financial statements.

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

In addition, the Dealer Manager will receive annual distribution and stockholder servicing fees of 1.0% of the gross offering price per share (or, if the Company is no longer offering primary shares, the then-current net asset value per share of such class of shares, if any has been disclosed) for the Class T Shares purchased and outstanding. The Company will cease paying the distribution and stockholder servicing fee with respect to any particular Class T Share and that Class T Share will convert into a number of Class A Shares on the occurrence of earlier of: (i) a listing of the Class A Shares on a national securities exchange; (ii) a merger or consolidation of the Company with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets; (iii) the end of the month in which the Dealer Manager determines that total underwriting compensation paid in the Offering including the distribution and stockholder servicing fee paid on all Class T Shares sold in the Offering is equal to 10.0% of the gross proceeds of the Offering from the sale of both Class A Shares and Class T Shares; (iv) the end of the month in which the transfer agent, on behalf of the Company, determines that underwriting compensation paid in the primary offering including the distribution and stockholder servicing fee paid with respect to the Class T Shares held by a stockholder within his or her particular account equals 10.0% of the gross offering price at the time of investment of the Class T Shares held in such account; and (v) on any Class T Share that is redeemed or repurchased. Although the Company cannot predict the length of time over which this fee will be paid due to potential changes in the offering price or estimated net asset value of the Company’s Class T Shares, this fee would be paid over approximately 5.25 years from the date of purchase, assuming a constant per share offering price or estimated net asset value, as applicable.

Pursuant to separately negotiated agreements, the Dealer Manager may reallow all of its commission, all or a portion of its dealer manager fee and all or a portion of its distribution and stockholder servicing fees to broker-dealers participating in the Offering. No selling commissions, dealer manager fees or distribution and stockholder servicing fees will be paid for sales of shares pursuant to the Company’s distribution reinvestment plan.

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

In addition, commencing with the quarter ended December 31, 2014, the Advisor agreed to waive the asset management fees for each quarter through December 31, 2016, to the extent that the Company’s MFFO, for a particular quarter, as disclosed in the Company’s Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounts to less than 100% of the aggregate distributions declared to the Company’s stockholders for such quarter. As a result of these fee waivers, cash flows from operations that would have been paid to the Advisor for asset management fees may be available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that are waived will not be paid to the Advisor in cash at any time in the future.

The table below outlines, with respect to each of the years ended December 31, 2016, 2015 and 2014, the asset management fees earned by the Advisor before application of the waivers, the amounts waived pursuant to the asset management fee waivers described above, and the asset management fees that were earned by our Advisor after application of the waivers (in thousands).

For the Years Ended	Asset Management Fee Pre-Waiver	Asset Management Fee Waived	Asset Management Fee Post-Waiver
December 31, 2016	$2,200	$1,252	$948
December 31, 2015	$888	$583	$305
December 31, 2014	$16	$16	$—

The Advisor has also agreed to waive the asset management fees otherwise payable to it for the quarter ended March 31, 2017 to the extent that our MFFO for such quarter, as reduced to reflect the distribution and stockholder servicing fees payable for such quarter, as disclosed in our Quarterly Report on Form 10-Q, amounts to less than 100% of the aggregate distributions declared to our stockholders for that quarter.

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

The Company reimburses the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of its average invested assets, or (B) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2015, the Company’s total operating expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to the Company being in the early stages of raising and deploying capital, the limited number of assets acquired to date and the timing of those acquisitions, a majority of the Company’s independent directors determined that the excess expenses were justified and thus reimbursable to the Advisor. For the four fiscal quarters ended December 31, 2016, the Company’s total operating expenses did not exceed the 2%/25% Limitation.

The Company reimburses the Advisor and its affiliates for any issuer costs related to the Offering that it pays on the Company’s behalf.  Such costs consist of, among other costs, expenses of the Company’s organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. Organizational issuer costs, such as expenses associated with the formation of the Company and its board of directors, are expensed as incurred, and offering-related issuer costs are recorded as an offset to additional paid-in capital. From inception to December 31, 2016, issuer costs incurred by the Advisor on the Company’s behalf totaled $11.1 million, of which $46,000 related to organizational issuer costs. However, the total reimbursement related to issuer costs, selling commissions, dealer manager fees and the distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from the Offering. The Advisory Agreement was amended, effective February 29, 2016, to reflect that the Company will not reimburse the Advisor for the cumulative issuer costs incurred in connection with the Company’s organization and public offerings, in excess of 2.5% of gross offering proceeds from the Company’s public offerings. On April 14, 2016, the Advisor reimbursed the Company for $4.0 million in issuer costs that the Company had previously reimbursed to the Advisor in excess of this 2.5% cap. Despite the 2.5% cap, the Company expects cumulative issuer costs to be less than 2.5% of gross offering proceeds at the conclusion of its public offerings. As the Company raises additional offering proceeds, the Company expects to reimburse the Advisor for the $4.0 million that the Advisor repaid to the Company in April 2016. As a result, the Company has recorded a liability equal to all unreimbursed issuer costs that have been incurred to date to reflect its expectation that all of these amounts will be reimbursed to the Advisor.

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

As of December 31, 2016, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $254.8 million, was $251.0 million. As of December 31, 2015, the Company estimated that the book value of its note payable, excluding deferred financing costs, approximates its fair value since its variable interest rate approximated the then-current lending rate for loans with similar maturities and credit quality. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

10. REPORTABLE SEGMENTS

As described previously, the Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. The Company’s current business consists of owning, operating, acquiring, developing, investing in, and disposing of real estate assets. All of the Company’s consolidated revenues and property operating expenses as of December 31, 2016 are from the Company’s five consolidated real estate properties owned as of that date. As a result, the Company’s operating segments have been aggregated into one of four reportable segments: domestic office investments, domestic multi-family investments, domestic other investments, and international office investments.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Years Ended December 31,
	2016	2015	2014
Total Revenue
Domestic office investments	$7,420	$—	$—
Domestic multi-family investments	4,318	—	—
Domestic other investments	4,335	2,411	94
International office investments	8,276	6,999	—
Total Revenue	$24,349	$9,410	$94

For the years ended December 31, 2016, 2015 and 2014, the Company’s total revenue was attributable to the following countries:

	Years Ended December 31,
	2016	2015	2014
Total Revenue
United States	66%	26%	100%
Ireland	34%	74%	—%

For the years ended December 31, 2016, 2015 and 2014, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Property revenues in excess of expenses (1)
Domestic office investments	$4,910	$—	$—
Domestic multi-family investments	2,830	—	—
Domestic other investments	3,248	1,746	61
International office investments	6,682	5,366	—
Property revenues in excess of expenses	$17,670	$7,112	$61

(1)	Revenues less property operating expenses, real property taxes and property management fees.

For the years ended December 31, 2016 and 2015, the Company’s total assets by segment were as follows (in thousands):

	December 31, 2016	December 31, 2015
Total Assets
Domestic office investments	$137,407	$—
Domestic multi-family investments	55,201	—
Domestic other investments	78,182	24,294
International office investments	99,002	105,077
Corporate-level accounts	100,553	19,683
Total Assets	$470,345	$149,054

For the years ended December 31, 2016 and 2015, the Company’s total assets were attributable to the following countries:

	December 31, 2016	December 31, 2015
Total Assets
United States	79%	30%
Ireland	21%	70%

For the years ended December 31, 2016, 2015 and 2014, the Company’s reconciliation to the Company’s property revenue in excess of expenses is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Reconciliation to property revenue in excess of expenses
Net income (loss)	$(11,341)	$(5,638)	$(1,328)
Depreciation and amortization	15,372	4,207	49
Acquisition related expenses	1,855	2,963	131
Asset management and acquisition fees	6,645	2,640	570
Organizational expenses	—	—	63
General and administrative expenses	2,044	1,546	556
Gain (loss) on derivatives	6	41	—
Foreign currency gains (losses)	4	12	—
Interest expense	3,154	1,345	20
Interest income	(69)	(4)	—
Total property revenues in excess of expenses	$17,670	$7,112	$61

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,679	$1,080	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$1,195	$480	$18
Distributions reinvested	$4,808	$1,248	$—
Shares tendered for redemption	$145	$—	$—
Offering proceeds due from transfer agent	$1,630	$2,950	$62
Non-cash net liabilities acquired	$7,201	$470	$239
Offering costs payable to the Advisor	$735	$2,701	$4,107
Selling commissions, dealer manager fees and distribution and stockholder servicing fees payable to the Dealer Manager	$4,691	$—	$—
Equipment acquired under capital lease	$142	$—	$—

12. COMMITMENTS AND CONTINGENCIES

The Company may be subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, management believes the final outcome of such matters will not have a material adverse effect on the Company’s consolidated financial statements.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2016 and 2015 (in thousands, except per share information):

	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$3,419	$3,865	$8,113	$8,952
Net income (loss)	$(1,412)	$(780)	$(7,165)	$(1,984)
Net income (loss) attributable to common stockholders	$(1,415)	$(783)	$(7,168)	$(1,987)
Income (loss) per common share, basic and diluted	$(0.11)	$(0.05)	$(0.36)	$(0.08)
	Quarters Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Revenues	$1,245	$2,695	$2,698	$2,772
Net income (loss)	$(5,367)	$(291)	$1	$19
Net income (loss) attributable to common stockholders	$(5,370)	$(294)	$(2)	$16
Income (loss) per common share, basic and diluted	$(4.82)	$(0.07)	$—	$—

14. SUBSEQUENT EVENTS

Rookwood

In January 2017, the Company acquired Rookwood Commons and Rookwood Pavilion (collectively, “Rookwood”), two contiguous shopping centers located in Cincinnati, Ohio. The contract purchase price was $193.7 million, exclusive of transaction costs and working capital reserves. Rookwood consists of 600,071 square feet that is, in the aggregate, 97% leased. As a result of the acquisition of Rookwood, the Company incurred approximately $4.4 million in acquisition fees payable to the Advisor.

The Company has not concluded its accounting for this recent acquisition, but it expects that the purchase price will primarily be allocated to building, land, in-place lease assets, above-market lease assets, and below-market lease liabilities.

In connection with the acquisition of Rookwood, the Company entered into two loan assumption and modification agreements, with Nationwide Life Insurance Company (“Nationwide”), and with CLP-SPF Rookwood Commons, LLC and CLP-SPF Rookwood Pavilion, LLC. Pursuant to the loans, the Company assumed two secured mortgage facilities with a combined original principal amount of $96.0 million.

Interest accrued on the unpaid principal balance of the Rookwood Commons and Rookwood Pavilion secured mortgage facilities are due and payable on the first day of each month commencing in February 2017. The Rookwood Commons and Rookwood Pavilion secured mortgage facilities have fixed interest rates of 3.13% and 2.87%, respectively, and mature on July 1, 2020. Each secured mortgage facility may be prepaid in full, subject to certain conditions, including but not limited to providing 30 days’ advance written notice to Nationwide.

Montrose Student Residence

In March 2017, the Company acquired Montrose, a Class-A student housing asset located in Dublin, Ireland. The contract purchase price for Montrose was €37.7 million (approximately $40.6 million assuming a rate of $1.08 per EUR as of the contract date), exclusive of transaction costs and working capital reserves. Montrose consists of 205 beds and is 100% leased. As a result of this acquisition, the Company incurred approximately $0.9 million in acquisition fees payable to the Advisor.

The Company has not concluded on accounting for this recent acquisition, but it expects that the purchase price will be primarily allocated to building, land, furniture and fixtures and in-place lease assets.

In connection with the acquisition of Montrose, the Company entered into a secured facility agreement (the “Montrose Facility”) with Wells Fargo Bank, National Association London Branch, for €22.6 million (approximately $24.4 million assuming a rate of $1.08 per EUR as of the date of the agreement). Commencing on May 1, 2017, interest payments are due and payable each quarter and repayment of principal is due upon the maturity of the Montrose Facility on March 23, 2022. The Montrose Facility has a floating interest rate of EURIBOR plus 1.85% through September 2019. Commencing in October 2019, the Montrose Facility will have a floating interest rate of EURIBOR plus 1.85% or 2%, depending upon certain debt yield metrics. The Montrose Facility may be prepaid in full, or in part, subject to a prepayment fee if it is prepaid in the first two years. In addition, pursuant to the terms of the Montrose Facility, the Company entered into a €17.0 million (approximately $18.3 million assuming a rate of $1.08 per EUR as of the date of the agreement) five-year interest rate cap agreement, which effectively caps the EURIBOR interest rate on the Montrose Facility to 1.25%, to limit exposure to interest rate fluctuations.

*****

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2016 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2016, our system of internal control over financial reporting was effective at the reasonable assurance level.

This annual report does not include an attestation report of our independent registered public accounting firm regarding control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to Item 308(b) of Regulation S-K, which only requires such an attestation when the filer is an accelerated filer or a large accelerated filer.

March 27, 2017

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than May 1, 2017.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than May 1, 2017.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than May 1, 2017.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than May 1, 2017.

Item 14.  Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to our Definitive Proxy Statement to be filed with the SEC no later than May 1, 2017.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Global REIT II, Inc.
Consolidated Financial Statements — as of December 31, 2016 and 2015 and for the Years Ended December 31, 2016, 2015 and 2014.

(2) Financial Statement Schedules

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 99 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 101 for a list of all exhibits filed as a part of this report.

* * * * * *

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2016

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2016
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)	Date of Construction	Date Acquired
(In thousands)
2819 Loker Avenue East	Carlsbad, California	$—	$7,200	$14,170	$21,370	$—	$7,200	$14,170	$21,370	$(723)	1998	December-14
Bishop’s Square	Dublin, Ireland	58,048	—	53,643	53,643	(2,626)	—	51,017	51,017	(2,330)	2001	March-15
Domain Apartments	Las Vegas, Nevada	34,300	5,690	50,790	56,480	66	5,690	50,856	56,546	(1,684)	2014	January-16
Cottonwood Corporate Center	Salt Lake City, Utah	77,461	13,600	98,758	112,358	31	13,600	98,789	112,389	(1,214)	1997, 2000	July-16
Goodyear Crossing II	Phoenix, Arizona	29,000	7,270	41,620	48,890	—	7,270	41,620	48,890	(386)	2008, 2009	August-16
		$198,809	$33,760	$258,981	$292,741	$(2,529)	$33,760	$256,452	$290,212	$(6,337)

(a)	Assets consist of quality office, retail, industrial and multi-family properties.

(b)	Components of initial cost for the property acquired using a foreign currency were converted using the currency exchange rate as of the date of acquisition.

(c)	Includes the effect of changes in the exchange rate between the date of acquisition and December 31, 2016 for the property that is denominated in a foreign currency.

(d)	The aggregate cost for federal income tax purposes is $294.6 million as of December 31, 2016.

(e)
Real estate assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings.

The changes in total real estate assets for the years ended December 31,:

	2016	2015	2014
Gross real estate assets
Balance, beginning of period	$73,883	$21,370	$—
Additions during the period:
Acquisitions	217,728	53,643	21,370
Other additions	483	339	—
Effect of changes in foreign currency exchange rates	(1,882)	(1,469)	—
Balance, end of period	$290,212	$73,883	$21,370
Accumulated Depreciation
Balance, beginning of period	$(1,458)	$(15)	$—
Depreciation	(4,985)	(1,455)	(15)
Effect of changes in foreign currency exchange rates	106	12	—
Balance, end of period	$(6,337)	$(1,458)	$(15)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES GLOBAL REIT II, INC. (registrant)

March 27, 2017	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2017.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 27, 2017
Jeffrey C. Hines

/s/ Sherri W. Schugart	President and Chief Executive Officer	March 27, 2017
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 27, 2017
Ryan T. Sims	(Principal Financial Officer)

/s/ J. Shea Morgenroth	Chief Accounting Officer and Treasurer	March 27, 2017
J. Shea Morgenroth	(Principal Accounting Officer)

/s/ Charles M. Baughn	Director	March 27, 2017
Charles M. Baughn

/s/ Humberto “Burt” Cabañas	Director	March 27, 2017
Humberto “Burt” Cabañas

/s/ Dougal A. Cameron	Director	March 27, 2017
Dougal A. Cameron

/s/ John O. Niemann, Jr.	Director	March 27, 2017
John O. Niemann, Jr.

INDEX TO EXHIBITS

Exhibit No.	Description
1.1
Third Amended and Restated Dealer Manager Agreement, dated July 25, 2016 and effective as of August 2, 2016, by and among Hines Global REIT II, Inc., Hines Securities, Inc. and Hines Global REIT II Advisors LP (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K on July 25, 2016 and incorporated by reference herein)

1.2
Form of Selected Dealer Agreement (filed as Exhibit 1.2 to Pre-effective Amendment No. 1 to Post-Effective Amendment No. 5 to the Registration Statement on August 7, 2015 and incorporated by reference herein)

3.1
Articles of Amendment and Restatement of Hines Global REIT II, Inc. (filed as Exhibit 3.1 to Pre- Effective Amendment No. 5 to the Registrant's Registration Statement on Form S-11, File No. 333-191106 (the “Registration Statement”) on August 15, 2014 and incorporated by reference herein)

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
4.2
Hines Global REIT II, Inc. Fifth Amended and Restated Distribution Reinvestment Plan, effective as of October 31, 2016 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K on September 22, 2016 and incorporated by reference herein)

10.1
Advisory Agreement, dated as of August 15, 2014, among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP, and Hines Global REIT II, Inc. (filed as Exhibit 10.2 to Pre-Effective Amendment No. 5 to the Registration Statement on August 15, 2014 and incorporated by reference herein)

10.2
Amended and Restated Escrow Agreement, dated as of December 12, 2014, by and among Hines Securities Inc., Hines Global REIT II, Inc. and UMB Bank, N.A. (filed as Exhibit 10.3 to Post-Effective Amendment No. 1 to the Registration Statement on December 12, 2014 and incorporated by reference herein)

10.3
Form of Indemnification Agreement entered into between Hines Global REIT II, Inc. and each of the following persons as of August 15, 2014: Jeffrey C. Hines, Charles M. Baughn, Humberto Cabañas, Dougal A. Cameron, John O. Niemann, Jr., Sherri W. Schugart, Ryan T. Sims, David L. Steinbach, Kevin L. McMeans and J. Shea Morgenroth (filed as Exhibit 10.4 to the Registration Statement on September 11, 2013 and incorporated by reference herein)

10.4	Waiver to Hines Global REIT II Advisory Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 24, 2014 and incorporated by reference herein)
10.5
Purchase and Sale Agreement, dated as of November 12, 2014, by and between Hines Interests Limited Partnership and Canoga-Rincon Loker Industrial, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on November 20, 2014 and incorporated by reference herein)

10.6
Assignment of Contract of Purchase and Sale, dated as of November 14, 2014, by and between Hines Interests Limited Partnership and HGREIT II 2819 Loker LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 20, 2014 and incorporated by reference herein)

10.7
Uncommitted Loan Agreement, dated as of December 15, 2014, by and between Hines Global REIT II, Inc., as borrower, and Hines Interests Limited Partnership, as lender (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on December 19, 2014 and incorporated by reference herein)

10.8
Selected Dealer Agreement, dated as of December 31, 2014, by and between Hines Global REIT II, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.9 to Post-Effective Amendment No. 3 to the Registration Statement on March 5, 2015 and incorporated by reference herein)

10.9
Particulars and Conditions of Sale of Bishop's Square, Bishop's Street/Kevin Street Lower, Dublin 2, dated as of January 30, 2015, by and between Bishop Ireland GREIT II Limited and Violet Yarrow Real Estate (Dublin) Limited (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on February 5, 2015 and incorporated by reference herein)

10.10
Facility Agreement, dated as of March 3, 2015 by and between Deutsche Girozentrale as Agent, Original Hedge Counterparty, Arranger, Security Trustee and Lender and Hines GREIT II Ireland Fund PLC, acting for and on behalf of its sub-fund Hines GREIT II Bishop Fund, as Borrower (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K on March 5, 2015 and incorporated by reference herein)

10.11
Amendment to Selected Dealer Agreement, dated February 27, 2015, by and among Hines Global REIT II, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.12 to Post-Effective Amendment No. 3 to the Registration Statement on March 5, 2015 and incorporated by reference herein)

10.12
Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Hines Global REIT II Properties LP, dated as of March 23, 2015 (filed as Exhibit 10.13 to Post-Effective Amendment No. 4 to the Registration Statement on April 17, 2015 and incorporated by reference herein)

10.13
Amendment to Advisory Agreement, dated as of December 4, 2014, among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP, and Hines Global REIT II, Inc. (filed as Exhibit 10.14 to Post-Effective Amendment No. 4 to the Registration Statement on April 17, 2015 and incorporated by reference herein)

10.14
Second Amended and Restated Agreement of Limited Partnership of Hines Global REIT II Properties LP, dated as of August 12, 2015 (filed as Exhibit 10.1 to Post-Effective Amendment No. 6 to the Registration Statement on August 12, 2015 and incorporated by reference herein)

10.15
Amendment No. 2 to Selected Dealer Agreement, dated as of September 3, 2015, by and between Hines Global REIT II, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 10, 2015 and incorporated by reference herein)

10.16
First Amendment to Real Estate Purchase Agreement, dated as of August 7, 2015, by and between Hines Global REIT II 891 Coronado LLC and LV Eastern, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 10, 2015 and incorporated by reference herein)

10.17
Second Amendment to Real Estate Purchase Agreement, dated as of August 21, 2015, by and between Hines Global REIT II 891 Coronado LLC and LV Eastern, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 10, 2015 and incorporated by reference herein)

10.18
Third Amendment to and Reinstatement of Real Estate Purchase Agreement, dated as of December 4, 2015, by and between Hines Global REIT II 891 Coronado LLC and LV Eastern, LLC (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 10, 2015 and incorporated by reference herein)

10.19
Real Estate Purchase Agreement, dated as of July 8, 2015, by and between Hines Global REIT II 891 Coronado LLC and LV Eastern, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on July 14, 2015 and incorporated by reference herein)

10.20
Loan Agreement, dated as of January 29, 2016 by and between Wells Fargo Bank, National Association, as Lender and Hines Global REIT II 891 Coronado LLC, as Borrower (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 4, 2016 and incorporated by reference herein)

10.21
Promissory Note, dated as of January 29, 2016 by and between Hines Global REIT II 891 Coronado LLC, as borrower, and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 4, 2016 and incorporated by reference herein)

10.22
Amendment No. 2 to Advisory Agreement, dated as of April 13, 2016, among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP, and Hines Global REIT II, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on April 15, 2016 and incorporated by reference herein)

10.23
Amendment No. 3 to Selected Dealer Agreement, dated April 12, 2016, by and among Hines Global REIT II, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.23 to Post-Effective Amendment No. 8 to the Registration Statement on April 15, 2016 and incorporated by reference herein)

10.24
Sale, Purchase and Escrow Agreement, dated as of May 13, 2016, by and between NOP Cottonwood Holdings, LLC, HGREIT II Cottonwood Center LLC, Commonwealth Land Title Insurance Company, Hines Global REIT II Properties LP and National Office Partners LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on May 19, 2016 and incorporated by reference herein)

10.25
Agreement of Purchase and Sale, dated as of June 24, 2016, by and between RT GOODYEAR, LLC and HGREIT II Goodyear Crossing LLC (filed as Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q on August 12, 2016 and incorporated by reference herein)

10.26
Loan Agreement, dated as of July 5, 2016 by and between Principal Life Insurance Company, as Lender and HGREIT II Cottonwood Center LLC, as Borrower (filed as Exhibit 10.26 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.27
Term Loan Agreement, dated as of August 18, 2016 by and between SunTrust Bank, as Lender and HGREIT II Goodyear Crossing LLC, as Borrower (filed as Exhibit 10.27 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.28
Agreement of Purchase and Sale, dated as of September 16, 2016, by and between CLP-SPF Rookwood Commons, LLC and CLP-SPF Rookwood Pavilion, LLC and HGREIT II Edmonson Road LLC and HGREIT II Madison Road LLC (filed as Exhibit 10.28 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.29
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global REIT II and Hines Interests Limited Partnership (Domestic Office Properties) (filed as Exhibit 10.29 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.30
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global REIT II and Hines Interests Limited Partnership (Domestic Multi-family and Industrial Properties) (filed as Exhibit 10.30 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.31
Amendment No. 4 to Selected Dealer Agreement, dated as of December 8, 2016, by and among Hines Global REIT II, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 8, 2016 and incorporated by reference herein)

10.32
Cost Reimbursement Agreement, dated as of December 8, 2016 and effective as of January 1, 2017, by and among Hines Global REIT II, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and American Enterprise Investment Services Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on December 8, 2016 and incorporated by reference herein)

10.33
First Amendment to Uncommitted Loan Agreement, dated as of December 12, 2016, by and between Hines Global REIT II, Inc., as borrower, and Hines Interests Limited Partnership, as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 12, 2016 and incorporated by reference herein)

10.34
Open End Mortgage and Security Agreement dated as of April 1, 2015 by and between Nationwide Life Insurance Company, as Lender, and CLP-SPF Rookwood Commons, LLC, as Borrower (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

10.35
Open End Mortgage and Security Agreement dated as of July 1, 2013 by and between Nationwide Life Insurance Company, as Lender, and CLP-SPF Rookwood Pavilion, LLC, as Borrower (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

10.36
Assumption and Modification Agreement dated as of January 6, 2017, by and between Nationwide Life Insurance Company, as Lender, CLP-SPF Rookwood Pavilion LLC, as Original Borrower, and HGREIT II Madison Road LLC, as Borrower (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

10.37
Assumption and Modification Agreement dated as of January 6, 2017, by and between Nationwide Life Insurance Company, as Lender, CLP-SPF Rookwood Commons LLC, as Original Borrower, and HGREIT II Edmondson Road LLC, as Borrower (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

21.1*	List of Subsidiaries of Hines Global REIT II, Inc.
31.1*	Certification
31.2*	Certification
32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

101*
The following materials from Hines Global REIT II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 27, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith