Form 10-Q
period 2017-03-31
HINES GLOBAL REIT II, INC.
filed 2017-05-15
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☒		Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 8, 2017, approximately 18.6 million shares of the registrant’s Class A common stock and 15.5 million shares of the registrant’s Class T common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	December 31, 2016
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$498,977	$283,875
Cash and cash equivalents	6,917	98,137
Restricted cash	4,624	1,576
Derivative instruments	122	—
Tenant and other receivables	9,950	4,803
Intangible lease assets, net	101,955	76,070
Deferred leasing costs, net	748	314
Other assets	640	5,570
Total assets	$623,933	$470,345
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$13,838	$7,549
Due to affiliates	13,542	12,141
Intangible lease liabilities, net	15,689	2,421
Other liabilities	4,450	3,041
Distributions payable	2,920	1,195
Note payable to affiliate	31,200	56,000
Notes payable, net	317,371	197,815
Total liabilities	$399,010	$280,162

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2017 and December 31, 2016	—	—
Class A common stock, $0.001 par value per share; 600,000 authorized; 18,077 and 16,469 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	18	16
Class T common stock, $0.001 par value per share; 900,000 authorized; 14,183 and 10,074 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	14	10
Additional paid-in capital	273,090	224,134
Accumulated distributions in excess of earnings	(45,862)	(31,222)
Accumulated other comprehensive income (loss)	(2,337)	(2,755)
Total stockholders’ equity	224,923	190,183
Noncontrolling interests	—	—
Total equity	224,923	190,183
Total liabilities and equity	$623,933	$470,345

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2017 and 2016
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$13,587	$3,327
Other revenue	199	92
Total revenues	13,786	3,419
Expenses:
Property operating expenses	1,983	562
Real property taxes	2,120	126
Property management fees	225	54
Depreciation and amortization	7,294	1,951
Acquisition related expenses	1,861	83
Asset management and acquisition fees	6,435	1,336
General and administrative expenses	762	508
Total expenses	20,680	4,620
Income (loss) before other income (expenses)	(6,894)	(1,201)
Other income (expenses):
Gain (loss) on derivative instruments	(47)	(3)
Foreign currency gains (losses)	61	138
Interest expense	(2,278)	(357)
Interest income	9	11
Benefit (provision) for income taxes	(97)	—
Net income (loss)	(9,246)	(1,412)
Net (income) loss attributable to noncontrolling interests	(3)	(3)
Net income (loss) attributable to common stockholders	$(9,249)	$(1,415)
Basic and diluted income (loss) per common share	$(0.32)	$(0.11)
Weighted average number of common shares outstanding	29,360	12,540
Cash distributions declared per Class A share	$0.14	$0.14
Cash distributions declared per Class T share	$0.12	$0.12

Comprehensive income (loss):
Net income (loss)	$(9,246)	$(1,412)
Other comprehensive income (loss):
Foreign currency translation adjustment	418	1,627
Comprehensive income (loss)	$(8,828)	$215
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(3)
Comprehensive income (loss) attributable to common stockholders	$(8,831)	$212

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2017 and 2016
(UNAUDITED)
(In thousands)

Hines Global REIT II, Inc. Stockholders
	Common Shares				Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	16,469	$16	10,074	$10	$224,134	$(31,222)	$(2,755)	$190,183	$—
Issuance of common shares	1,652	2	4,113	4	55,373	—	—	55,379	—
Distributions declared	—	—	—	—	—	(5,391)	—	(5,391)	(3)
Redemption of common shares	(44)	—	(4)	—	(884)	—	—	(884)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	—	—	(4,408)	—	—	(4,408)	—
Issuer costs	—	—	—	—	(1,125)	—	—	(1,125)	—
Net income (loss)	—	—	—	—	—	(9,249)	—	(9,249)	3
Foreign currency translation adjustment	—	—	—	—	—	—	418	418	—
Balance as of March 31, 2017	18,077	$18	14,183	$14	$273,090	$(45,862)	$(2,337)	$224,923	$—

Hines Global REIT II, Inc. Stockholders
	Common Shares				Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Class A		Class T
	Shares	Amount	Shares	Amount
Balance as of January 1, 2016	10,274	$10	787	$1	$91,577	$(9,757)	$(1,392)	$80,439	$—
Issuance of common shares	1,906	2	1,054	1	28,828	—	—	28,831	—
Distributions declared	—	—	—	—	—	(1,758)	—	(1,758)	(3)
Redemption of Common Shares	—	—	—	—	(93)	—	—	(93)	—
Selling commissions and dealer manager fees	—	—	—	—	(2,149)	—	—	(2,149)	—
Issuer costs	—	—	—	—	(601)	—	—	(601)	—
Net income (loss)	—	—	—	—	—	(1,415)	—	(1,415)	3
Foreign currency translation adjustment	—	—	—	—	—	—	1,627	1,627	—
Balance as of March 31, 2016	12,180	$12	1,841	$2	$117,562	$(12,930)	$235	$104,881	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2017 and 2016
(UNAUDITED)

	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,246)	$(1,412)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	7,125	1,896
Foreign currency (gains) losses	(61)	(138)
(Gain) loss on derivative instruments	47	3
Changes in assets and liabilities:
Change in other assets	(57)	(75)
Change in tenant and other receivables	(3,962)	70
Change in deferred leasing costs	(432)	—
Change in accounts payable and accrued expenses	5,540	119
Change in other liabilities	39	(1,156)
Change in due to affiliates	(646)	167
Net cash from (used in) operating activities	(1,653)	(526)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(133,918)	(56,519)
Capital expenditures at operating properties	(77)	—
Net cash used in investing activities	(133,995)	(56,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	54,437	30,398
Redemption of common shares	(455)	—
Payment of issuer costs	(962)	(1,927)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(2,530)	(2,473)
Distributions paid to stockholders and noncontrolling interests	(1,736)	(789)
Proceeds from notes payable	24,386	34,300
Payments on notes payable	(408)	—
Proceeds from related party note payable	7,000	3,000
Payments on related party note payable	(31,800)	(3,000)
Change in security deposit liability	9	2
Deferred financing costs paid	(407)	(232)
Payments related to interest rate contracts	(169)	—
Net cash from financing activities	47,365	59,279
Effect of exchange rate changes on cash, restricted cash and cash equivalents	111	251
Net change in cash, restricted cash and cash equivalents	(88,172)	2,485
Cash, restricted cash and cash equivalents, beginning of period	99,713	18,789
Cash, restricted cash and cash equivalents, end of period	$11,541	$21,274

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017 and 2016

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global REIT II, Inc. as of March 31, 2017 and December 31, 2016, the results of operations for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2016 included in Hines Global REIT II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

On August 20, 2014, the Company commenced an offering of up to $2.5 billion of its common stock (the “Offering”) in any combination of Class A shares (“Class A Shares”) and Class T shares (“Class T Shares”) of the Company’s common stock. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for the Offering and market its shares. As of May 8, 2017, the Company had received gross offering proceeds of $334.4 million from the sale of 34.3 million shares. See Note 13 — Subsequent Events for additional information regarding an update to the Company’s Offering.

The Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. As of March 31, 2017, the Company owned direct investments in seven properties totaling 2.6 million square feet that were 97% leased. See the table in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” for additional information regarding each of the properties in which the Company owned an interest as of March 31, 2017.

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

Tenant and Other Receivables

As of March 31, 2017 and December 31, 2016, in addition to the straight-line rent receivable discussed below, tenant and other receivables consisted of a receivable from the Company’s transfer agent related to offering proceeds not yet received of $0.6 million and $1.6 million, respectively. Also, with respect to tenant and other receivables as of March 31, 2017, the Company had a $4.5 million receivable from a third-party related to excess cash funded for the acquisition of the Montrose Student Residences which was subsequently returned to the Company or paid on behalf of the Company in April 2017.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $1.4 million and $1.0 million as of March 31, 2017 and December 31, 2016, respectively. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations.

Other Assets

Other assets included the following (in thousands):

	March 31, 2017	December 31, 2016
Deposits on investment property (1)	$—	$5,000
Prepaid insurance	154	219
Prepaid property taxes	149	74
Deferred tax assets	44	—
Other	293	277
Other assets	$640	$5,570

(1)
As of December 31, 2016, this amount consisted of a $5.0 million earnest money deposit in connection with the acquisition of Rookwood in January 2017. See Note 3 — Investment Property for additional information regarding the acquisition of Rookwood.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivables were $2.9 million and $2.5 million as of March 31, 2017 and December 31, 2016, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

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

Reclassifications

In connection with recent amendments to the FASB Accounting Standards Codification (the “Codification”) regarding the presentation of restricted cash in the statements of cash flows that the Company adopted as of December 31, 2016, the Company reclassified $0.1 million of restricted cash on the statement of cash flows from investing activities to the cash and cash equivalent balances as of March 31, 2016 to be consistent with the presentation of cash and cash equivalent balances as of March 31, 2017.

Recent Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16 which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The ASU is intended to reduce the complexity of ASC 740 and the diversity in practice related to the tax consequences of certain types of intra-entity asset transfers. ASU 2016-16 will be effective for annual periods beginning after December 31, 2017. The Company plans to adopt ASU 2016-16 beginning January 1, 2018 and expects to record deferred tax assets and related valuation allowances upon adoption related to its subsidiaries in Ireland.

In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company expects that most of its real estate transactions completed after the Company’s adoption of this guidance will be accounted for using the asset acquisition guidance and, accordingly, acquisition expenses related to those acquisitions will be capitalized. The amendments to the Codification will be effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2017 and early adoption is permitted with prospective application. The Company expects to adopt ASU 2017-01 beginning January 1, 2018.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Buildings and improvements (1)	$423,157	$256,452
Less: accumulated depreciation	(8,898)	(6,337)
Buildings and improvements, net	414,259	250,115
Land	84,718	33,760
Investment property, net	$498,977	$283,875

(1)
Included in buildings and improvements is approximately $0.3 million and $0.3 million of construction-in-progress related to a planned expansion at Bishop's Square as of March 31, 2017 and December 31, 2016, respectively.

In January 2017, the Company acquired Rookwood, two contiguous shopping centers located in Cincinnati, Ohio. The net purchase price was $193.7 million, exclusive of transaction costs and working capital reserves. Rookwood consists of 590,501 square feet that is, in the aggregate, 96% leased. See Note 4 — Recent Acquisitions of Real Estate for additional information on Rookwood.

In March 2017, the Company acquired the Montrose Student Residences, a Class-A student housing asset located in Dublin, Ireland. The net purchase price for the Montrose Student Residences was €37.7 million (approximately $40.6 million assuming a rate of $1.08 per EUR as of the acquisition date), exclusive of transaction costs and working capital reserves. The Montrose Student Residences consists of 210 beds and is 100% leased. See Note 4 — Recent Acquisitions of Real Estate for additional information on the Montrose Student Residences.

As of March 31, 2017, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$113,988	$4,676	$(17,038)
Less: accumulated amortization	(16,067)	(642)	1,349
Net	$97,921	$4,034	$(15,689)

As of December 31, 2016, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$84,473	$3,230	$(3,224)
Less: accumulated amortization	(11,238)	(395)	803
Net	$73,235	$2,835	$(2,421)

Amortization expense of in-place leases was $4.8 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $0.3 million and $91,000 for the three months ended March 31, 2017 and 2016, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from April 1, 2017 through December 31, 2017 and for each of the years ending December 31, 2018 through December 31, 2021 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
April 1, 2017 through December 31, 2017	$12,938	$(754)
2018	13,841	(899)
2019	10,913	(926)
2020	7,664	(1,213)
2021	5,329	(1,038)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of March 31, 2017, the approximate fixed future minimum rentals for the period from April 1, 2017 through December 31, 2017, for each of the years ending December 31, 2018 through 2021 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
April 1, 2017 through December 31, 2017	$29,114
2018	36,932
2019	32,472
2020	25,231
2021	20,575
Thereafter	91,226
Total	$235,550

Of the Company’s total rental revenue for the three months ended March 31, 2017, approximately 10% was earned from Western Digital, a tenant in the information industry, whose lease expires in 2021 and approximately 10% was earned from Amazon, a tenant in the retail industry, whose lease expires in 2019.

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

4. RECENT ACQUISITIONS OF REAL ESTATE

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2017 and 2016 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles		Out-of- Market Lease Intangibles, Net	Discount (premium) on assumed mortgage loan	Total
2017
Rookwood	1/6/2017	$132,466	$45,320	$27,477		$(12,275)	$740	$193,728
Montrose Student Residences (1)	3/24/2017	$33,705	$5,691	$1,282	(2)	$(56)	$—	$40,622

2016
Domain Apartments	1/29/2016	$50,790	$5,690	$1,640		$—	$—	$58,120
Cottonwood Corporate Center	7/5/2016	$98,758	$13,600	$26,550		$290	$—	$139,198
Goodyear Crossing II	8/18/2016	$41,620	$7,270	$5,280		$2,030	$—	$56,200

(1)	For the Montrose Student Residences, which was denominated in Euros, amounts have been translated at an exchange rate based on the rate in effect on the acquisition date.

(2)	Includes $0.6 million related to the retail areas of the Montrose Student Residences that have average lease terms between two years and 19 years.

The purchase price allocations for the Company’s 2017 and 2016 acquisitions, with the exception of the Domain Apartments, are preliminary and subject to change until the Company finalizes the allocations, which will be no later than twelve months from the acquisition dates.

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2017 and 2016 acquisitions, as of the date of the respective acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2017 Acquisitions:
Rookwood	8.3	16.9	13.7
Montrose Student Residences(1)	6.5	—	18.9

2016 Acquisitions:
Domain Apartments	0.6	—	—
Cottonwood Corporate Center	4.5	8.2	4.7
Goodyear Crossing II	3.1	3.1	—

(1)
The residential portion of the Montrose Student Residences has a weighted average in-place lease period of 0.2 years and there was no below-market lease liability assigned to the residential portion of the Montrose Student Residences.

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the three months ended March 31, 2017, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2017 (in thousands):

		For the Three Months Ended
2017 Acquisitions		March 31, 2017
Rookwood	Revenue	$4,781
	Net income (loss)	$(1,288)
Montrose Student Residences	Revenue	$73
	Net income (loss)	$(1,332)

The following unaudited consolidated information is presented to give effect to the Company’s 2017 acquisitions as if the acquisitions had occurred on January 1, 2016. The pro forma net income (loss) was adjusted to exclude acquisition-related fees and expenses of $7.1 million for the three months ended March 31, 2017. For the three months ended March 31, 2016, the pro forma net loss was adjusted to include acquisition fees and expenses of $7.1 million relating to the 2017 acquisitions, as if these fees and expenses had been incurred as of January 1, 2016.

The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed this acquisition on January 1, 2016, nor does it purport to represent the Company’s future operations:

	For the Three Months Ended
	March 31,
	Pro Forma 2017	Pro Forma 2016
Revenues	$14,815	$9,302
Net income (loss) attributable to stockholders	$(2,435)	$(10,302)

The table below includes the amounts of revenue and net income (loss) of the acquisition completed during the three months ended March 31, 2016, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2016:

		For the Three Months Ended
2016 Acquisitions		March 31, 2016
Domain Apartments	Revenue	$774
	Net income (loss)	$(674)

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

The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed this acquisition on January 1, 2015, nor does it purport to represent the Company’s future operations:

	For the Three Months Ended
	March 31,
	Pro Forma 2016	Pro Forma 2015
Revenues	$3,763	$2,364
Net income (loss) attributable to stockholders	$(193)	$(7,519)

5. DEBT FINANCING

As of March 31, 2017 and December 31, 2016, the Company had approximately $350.7 million and $254.8 million of debt outstanding, with a weighted average years to maturity of 4.2 years and 4.3 years, and a weighted average interest rate of 2.54% and 2.37%, respectively. The following table provides additional information regarding the Company’s debt outstanding at March 31, 2017 and December 31, 2016 (in thousands):

Description	Origination or Assumption Date	Maturity Date		Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of March 31, 2017	Principal Outstanding at March 31, 2017	Principal Outstanding at December 31, 2016
Secured Mortgage Debt
Bishop's Square	3/3/2015	3/2/2022		€55,200	Euribor + 1.30% (1)	1.30%	$58,965	$58,048
Domain Apartments	1/29/2016	1/29/2020		$34,300	Libor + 1.60%	2.58%	34,300	34,300
Cottonwood Corporate Center	7/5/2016	8/1/2023		$78,000	Fixed	2.98%	77,053	77,461
Goodyear Crossing II	8/18/2016	8/18/2021		$29,000	Libor + 2.00%	2.78%	29,000	29,000
Rookwood Commons	1/6/2017	7/1/2020		$67,000	Fixed	3.13%	67,000	—
Rookwood Pavilion	1/6/2017	7/1/2020		$29,000	Fixed	2.87%	29,000	—
Montrose Student Residences	3/24/2017	3/23/2022		€22,605	Euribor + 1.85% (2)	1.85%	24,147	—
Notes Payable							$319,465	$198,809
Affiliate Note Payable
Credit Facility with Hines	12/15/2014	12/15/2017	(3)	$75,000	Variable	2.53%	31,200	56,000
Total Note Payable to Affiliate							$31,200	$56,000
Total Principal Outstanding							$350,665	$254,809
Unamortized discount(4)							(688)	—
Unamortized financing fees							(1,406)	(994)
Total							$348,571	$253,815

(1)	The Company entered into a 2.0% Euribor interest rate cap agreement at the loan origination date as an economic hedge against the variability of future interest rates on this borrowing.

(2)
On the loan origination date, the Company entered into a 1.25% Euribor interest rate cap agreement for €17.0 million (approximately $18.1 million assuming a rate of $1.07 per EUR as of March 31, 2017) as an economic hedge against the variability of future interest rates on this borrowing.

(3)
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

(4)
The Company assumed notes payable in connection with its acquisition of Rookwood, which were recorded at the estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related notes.

Rookwood

In connection with the acquisition of Rookwood, the Company entered into two loan assumption and modification agreements, with Nationwide Life Insurance Company (“Nationwide”), and with CLP-SPF Rookwood Commons, LLC and CLP-SPF Rookwood Pavilion, LLC. Pursuant to the loans, the Company assumed two secured mortgage facilities with a combined original principal amount of $96.0 million.

Interest accrued on the unpaid principal balance of the Rookwood Commons and Rookwood Pavilion secured mortgage facilities is due and payable on the first day of each month commencing in February 2017. The Rookwood Commons and Rookwood Pavilion secured mortgage facilities have fixed interest rates of 3.13% and 2.87%, respectively, and mature on July 1, 2020. Each secured mortgage facility may be prepaid in full, subject to certain conditions, including but not limited to providing 30 days’ advance written notice to Nationwide.

Montrose Student Residences

In connection with the acquisition of the Montrose Student Residences, the Company entered into a secured facility agreement (the “Montrose Facility”) with Wells Fargo Bank, National Association London Branch, for €22.6 million (approximately $24.4 million assuming a rate of $1.08 per EUR as of the date of the agreement). Commencing on May 1, 2017, interest payments are due and payable each quarter and repayment of principal is due upon the maturity of the Montrose Facility on March 23, 2022. The Montrose Facility has a floating interest rate of EURIBOR plus 1.85% through September 2019. Commencing in October 2019, the Montrose Facility will have a floating interest rate of EURIBOR plus 1.85% or 2%, depending upon certain debt yield metrics. The Montrose Facility may be prepaid in full, or in part, subject to a prepayment fee if it is prepaid during the first two years. In addition, pursuant to the terms of the Montrose Facility, the Company entered into a €17.0 million (approximately $18.3 million assuming a rate of $1.08 per EUR as of the date of the agreement) five-year interest rate cap agreement, which effectively caps the EURIBOR interest rate on the Montrose Facility to 1.25%, to limit exposure to interest rate fluctuations.

Hines Credit Facility

For the period from January 2017 through March 2017, the Company made draws of $7.0 million and payments of $31.8 million under the Hines Credit Facility. Additionally, from April 1, 2017 through May 15, 2017, the Company had no additional borrowings and made payments of $16.4 million under the Hines Credit Facility, which resulted in the Company having a $14.8 million outstanding balance under the Hines Credit Facility as of May 15, 2017.

Financial Covenants

The Company’s loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants as of March 31, 2017.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from April 1, 2017 through December 31, 2017, for each of the years ending December 31, 2018 through December 31, 2021 and for the period thereafter (in thousands).

	Payments Due by Year
	April 1, 2017 through December 31, 2017	2018	2019	2020	2021	Thereafter
Principal payments	$32,442	$1,700	$1,751	$132,104	$30,859	$151,809

6. DERIVATIVE INSTRUMENTS

The Company entered into interest rate cap agreements in connection with the Bishop’s Square Facility and the Montrose Facility. The interest rate cap agreements were entered into as an economic hedge against the variability of future interest rates on its variable interest rate borrowings.  The Company’s interest rate cap contracts have economically limited the interest rate on the loan to which they relate.  The Company has not designated this derivative as a hedge for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its condensed consolidated balance sheets the fair value amount recorded for its derivative instrument. See Note 9 — Fair Value Measurements for additional information regarding the fair value of the Company’s interest rate contracts.

The table below provides additional information regarding the Company’s interest rate contracts (in thousands, except percentages).

Interest Rate Contracts
Type	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Interest rate cap	March 3, 2015	April 25, 2018	$58,965	EURIBOR	2.00%
Interest rate cap	March 24, 2017	March 23, 2022	$18,110	EURIBOR	1.25%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on March 31, 2017.

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

The tables below outline the distribution rates declared per share, per day since October 1, 2014 for Class A Shares and Class T Shares.

Class A Shares		Class T Shares
Period Declared	Distribution Rate Per Share, Per Day	Period Declared	Gross Distribution Rate Per Share, Per Day(1)
4/1/2017 - 5/31/2017	$0.001653699	4/1/2017 - 5/31/2017	$0.001653699
5/1/2016 - 3/31/2017	$0.001594766	5/1/2016 - 3/31/2017	$0.001594766
10/1/2014 - 4/30/2016	$0.001575342	8/24/2015 - 4/30/2016	$0.001575342

(1)
Class T Shares are subject to an ongoing distribution and stockholder servicing fee payable to the Dealer Manager of 1.0% per annum of the gross offering price per share (or, if the Company is no longer offering primary shares, the then-current NAV per share, if any has been disclosed). The gross distribution rate is the rate prior to deduction of the distribution and stockholder servicing fees payable. The actual per share, per day distribution rate for Class T Shares will vary based on the total amount of distribution and stockholder servicing fees payable for that particular period.

The following table outlines the Company’s total distributions declared to stockholders for each of the quarters ended during 2017 and 2016, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2017
March 31, 2017(1)	1,833	2,076	3,909
Total	$1,833	$2,076	$3,909
2016
December 31, 2016	$1,608	$1,744	$3,352
September 30, 2016	1,340	1,427	2,767
June 30, 2016	1,107	1,128	2,235
March 31, 2016	871	887	1,758
Total	$4,926	$5,186	$10,112

(1)
Includes distributions declared as of daily record dates for the three months ended March 31, 2017, but excludes $1.5 million of distributions that were declared on March 23, 2017 with respect to daily record dates for each day during the month of April 2017. These April 2017 distributions were paid in cash or reinvested in shares on May 1, 2017.

8. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended March 31,		Unpaid as of
Type and Recipient	2017	2016	March 31, 2017	December 31, 2016
Selling Commissions- Dealer Manager	$1,647	$1,334	$49	$54
Dealer Manager Fee- Dealer Manager	704	814	20	2
Distribution & Stockholder Servicing Fee- Dealer Manager	2,058	28	6,501	4,636
Issuer Costs- the Advisor	1,125	601	4,949	4,785
Acquisition Fee- the Advisor and affiliates of Hines	5,273	1,308	198	1,265
Asset Management Fee- the Advisor and affiliates of Hines (1)	1,162	—	1,485	941
Other- the Advisor (2)	285	170	201	295
Interest expense- Hines (3)	281	2	—	37
Property Management Fee- Hines	188	12	36	(19)
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	373	85	103	145
Total	$13,096	$4,354	$13,542	$12,141

(1)
The Advisor did not waive any asset management fees payable to it during the three months ended March 31, 2017 and waived $0.4 million in asset management fees payable to it during the three months ended March 31, 2016.

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

As of March 31, 2017, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $350.7 million, was $347.0 million. As of December 31, 2016, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $254.8 million, was $251.0 million. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

10. REPORTABLE SEGMENTS

As described previously, the Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. The Company’s current business consists of owning, operating, acquiring, developing, investing in, and disposing of real estate assets. All of the Company’s consolidated revenues and property operating expenses as of March 31, 2017 are from the Company’s seven consolidated real estate properties owned as of that date. As a result, the Company’s operating segments have been classified into six reportable segments: domestic office investments, domestic multi-family investments, domestic retail investments, domestic other investments, international office investments, and international multi-family investments.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended March 31,
	2017	2016
Total Revenue
Domestic office investments	$3,791	$—
Domestic multi-family investments	1,163	774
Domestic retail investments	4,781	—
Domestic other investments	1,912	608
International office investments	2,066	2,037
International multi-family investments	73	—
Total Revenue	$13,786	$3,419

For the three months ended March 31, 2017 and 2016, the Company’s total revenue was attributable to the following countries:

	Three Months Ended March 31,
	2017	2016
Total Revenue
United States	84%	40%
Ireland	16%	60%

For the three months ended March 31, 2017 and 2016, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Property revenues in excess of expenses (1)
Domestic office investments	$2,586	$—
Domestic multi-family investments	745	530
Domestic retail investments	2,970	—
Domestic other investments	1,472	448
International office investments	1,623	1,699
International multi-family investments	62	—
Property revenues in excess of expenses	$9,458	$2,677

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of March 31, 2017 and December 31, 2016, the Company’s total assets by segment were as follows (in thousands):

	March 31, 2017	December 31, 2016
Total Assets
Domestic office investments	$134,817	$137,407
Domestic multi-family investments	54,677	55,201
Domestic retail investments	207,959	—
Domestic other investments	77,552	78,182
International office investments	101,032	99,002
International multi-family investments	42,840	—
Corporate-level accounts	5,056	100,553
Total Assets	$623,933	$470,345

As of March 31, 2017 and December 31, 2016, the Company’s total assets were attributable to the following countries:

	March 31, 2017	December 31, 2016
Total Assets
United States	77%	79%
Ireland	23%	21%

For the three months ended March 31, 2017 and 2016 the Company’s reconciliation of the Company’s property revenues in excess of expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Reconciliation to property revenue in excess of expenses
Net income (loss)	$(9,246)	$(1,412)
Depreciation and amortization	7,294	1,951
Acquisition related expenses	1,861	83
Asset management and acquisition fees	6,435	1,336
General and administrative expenses	762	508
(Gain) loss on derivative instruments	47	3
Foreign currency (gains) losses	(61)	(138)
Interest expense	2,278	357
Interest income	(9)	(11)
(Benefit) provision for income taxes	97	—
Total property revenues in excess of expenses	$9,458	$2,677

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,225	$264
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$2,920	$644
Distributions reinvested	$1,933	$808
Shares tendered for redemption	$574	$93
Other receivables	$2,799	$575
Non-cash net liabilities acquired	$1,652	$100
Assumption of mortgage upon acquisition of property	$95,260	$—
Offering costs payable to the Advisor	$164	$1,375
Selling commissions, dealer manager fees and distribution and stockholder servicing fees payable to the Dealer Manager	$1,933	$—

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

13. SUBSEQUENT EVENTS

Class I Shares of Common Stock

On April 26, 2017, the Company’s board of directors authorized and approved a reclassification of the Company’s common stock in order to add two additional classes of common shares, Class I shares of common stock of the Company, $0.001 par value per share (the “Class I Shares”) and Class J shares of common stock of the Company, $0.001 par value per share (the “Class J Shares”). The Company amended its charter on April 27, 2017 to effect this reclassification. The Class A Shares, Class T Shares, Class I Shares and Class J Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution and stockholder servicing fees payable with respect to Class T Shares and Class I Shares, which will reduce distributions.

The Company amended its Offering, effective April 28, 2017, such that the Company is offering up to $2.5 billion in shares of its common stock in any combination of Class A Shares, Class T Shares and Class I Shares. The Company is offering the shares for sale to the public at a price of $10.64 per Class A Share, $10.06 per Class T Share and $9.73 per Class I Share and pursuant to the Company’s distribution reinvestment plant at the most recently announced NAV of $9.65 per share.

The Company’s board of directors authorized the Company to declare daily distributions for the month of May 2017 for Class A Shares, Class T Shares and Class I Shares in an amount equal to $0.001653699 per share, per day less the distribution and stockholder servicing fees that are payable with respect to Class T Shares and Class I Shares (as calculated on a daily basis).

Amendment to the Share Redemption Program

On April 26, 2017, the Company’s board of directors approved and adopted the amendment of the Share Redemption Program in order to reflect that the program is applicable only to Class A Shares and Class T Shares (the “Amended Share Redemption Program”). The Amended Share Redemption Program will replace the current share redemption program applicable with respect to Class A Shares and Class T Shares, effective as of May 31, 2017. The Amended Share Redemption Program was amended to reflect certain procedural changes. Pursuant to the terms of the Amended Share Redemption Program the deadline to submit or withdraw a redemption request has been changed to 4:00 p.m. Eastern time on the second to last business day of the month, rather than five business days before the end of the month and settlements of share redemptions will be made within three business days of the close of business on the last calendar day of each calendar month. In addition, in the event the Company determines to redeem some but not all of the Class A Shares and Class T Shares submitted for redemption in a particular month, the Company will redeem shares on a pro rata basis and the portion of any unfulfilled redemption requests must be resubmitted after the start of the next month. Also, on April 26, 2017, the Company’s board of directors approved an adopted share redemption program applicable only to Class I Shares and Class J Shares.

*****

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Executive Summary

Hines Global REIT II, Inc. (“Hines Global II” and, together with its consolidated subsidiaries, “we,” “us” or the “Company”) was formed in July 2013 to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. In August 2014, we commenced an offering of up to $2.5 billion of our common stock (the “Offering”) in any combination of Class A shares (“Class A Shares”) and Class T shares (“Class T Shares”) of our common stock. We engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of our Advisor, to serve as the dealer manager for the Offering and market our shares. As of May 8, 2017, we have received gross offering proceeds of $334.4 million from the sale of 34.3 million shares. See “— Subsequent Events” for additional information regarding an update to the Offering.

On February 27, 2017, our board of directors determined a new net asset value (“NAV”) per share of our common stock of $9.65, based on the number of shares issued and outstanding as of December 31, 2016, which represents a 6.9% increase over the previously determined NAV per share of $9.03 as of February 29, 2016. The new NAV per share reflects an 8.3% increase in the aggregate appraised value of our real estate investments when compared to the purchase price of our real estate investments excluding closing costs, transaction fees and additional capital investments since acquisition.  This 8.3% net increase resulted from a 10.6% appreciation in the aggregate appraised values of our real estate investments since their purchase, which was offset by 2.3% dilution resulting from the devaluation of the Euro against the U.S dollar.

Hines is committed to our success and we have executed different agreements described below between Hines and its affiliates to reduce costs and to ensure our product remains competitive in the marketplace.

We, our Dealer Manager and our Advisor have entered into a Dealer Manager Agreement, pursuant to which our Advisor will pay a portion of the dealer manager fees payable to our Dealer Manager in an amount equal to 1.5% of the gross offering proceeds with respect to Class A Shares and Class T Shares sold in the primary Offering on and after August 2, 2016. In addition, under the Dealer Manager Agreement, the Advisor has agreed to pay all of the dealer manager fees payable to our Dealer Manager with respect to Class I Shares, in an amount equal to up to 1.50% of the gross proceeds of the Class I Shares sold in the primary offering. See “— Subsequent Events” for additional information regarding Class I Shares. Our Advisor will not be reimbursed by us in any way for the payment of such dealer manager fees.

Also, the Advisory Agreement was amended, effective February 29, 2016, to reflect that we will not reimburse our Advisor for the cumulative issuer costs incurred in connection with our organization and public offerings, in excess of 2.5% of gross offering proceeds from our public offerings. As a result, on April 14, 2016, our Advisor reimbursed us for $4.0 million in issuer costs that we had previously reimbursed to our Advisor in excess of this 2.5% cap. From inception through March 31, 2017, we have reimbursed our Advisor $7.3 million in issuer costs out of $12.2 million in issuer costs incurred by our Advisor.

Further, commencing with the quarter ended December 31, 2014, our Advisor agreed to waive the asset management fees for each quarter through December 31, 2016, to the extent that our modified funds from operations (“MFFO”), for a particular quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounts to less than 100% of the aggregate distributions declared to our stockholders for such quarter. Our Advisor also has agreed to waive the asset management fees otherwise payable to it for the quarter ended March 31, 2017 to the extent that our MFFO for such quarter, as reduced to reflect the distribution and stockholder servicing fees payable for such quarter, as disclosed in our Quarterly Report on Form 10-Q, amounts to less than 100% of the aggregate distributions declared to our stockholders for that quarter.

As a result of these fee waivers, cash flows from operations that would have been paid to our Advisor for asset management fees may be available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that are waived will not be paid to our Advisor in cash at any time in the future.

The table below outlines, with respect to each of the quarters during 2017 and 2016, the asset management fees earned by our Advisor before application of the waivers, the amounts waived pursuant to the asset management fee waivers described above, and the asset management fees that were earned by our Advisor after application of the waivers (in thousands).

For the Three Months Ended	Asset Management Fee Pre-Waiver	Asset Management Fee Waived	Asset Management Fee Post-Waiver
2017
March 31, 2017	$1,162	$—	$1,162
Total	$1,162	$—	$1,162

2016
December 31, 2016	$751	$242	$509
September 30, 2016	708	269	$439
June 30, 2016	377	377	$—
March 31, 2016	364	364	$—
Total	$2,200	$1,252	$948

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. The following table provides additional information regarding each of the properties in which we owned an interest as of March 31, 2017.

Property (1)	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased
2819 Loker Avenue East	Carlsbad, California	Industrial	12/2014; $25.4	6.5%	161,310	100%
Bishop's Square	Dublin, Ireland	Office	3/2015; $103.2	6.1%	153,387	100%
Domain Apartments	Las Vegas, Nevada	Multi-family	1/2016; $58.1	5.5%	331,038	93%
Cottonwood Corporate Center	Salt Lake City, Utah	Office	7/2016; $139.2	6.9%	490,030	93%
Goodyear Crossing II	Phoenix, Arizona	Industrial	8/2016; $56.2	8.5%	820,384	100%
Rookwood	Cincinnati, Ohio	Retail	1/2017; $193.7	6.0%	590,501	96%
Montrose Student Residences	Dublin, Ireland	Multi-family	3/2017; $40.6	5.5%	87,607	100%
Total for All Investments					2,634,257	97%

(1)
On March 31, 2017, we effectively owned a 99.9% interest in the seven properties acquired as of March 31, 2017 through our ownership interest in the Operating Partnership as its sole general partner. Hines Global REIT II Associates Limited Partnership (“HALP II”), an affiliate of Hines, owned the remaining 0.1% interest in the Operating Partnership.

(2)
The net purchase price for Bishop’s Square and the Montrose Student Residences were denominated in Euros and have been translated at an exchange rate based on the rate in effect on the acquisition date.

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

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates.  In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. For a discussion of recent accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies, to the accompanying condensed consolidated financial statements. Also, a disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2016 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. Unless described below, there have been no significant changes to our policies during 2017.

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

We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. As of March 31, 2017, our portfolio was approximately 54% leveraged, based on the most recent appraised values of our real estate investments or net purchase prices for properties acquired subsequent to December 31, 2016.

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

Net cash used in operating activities was $1.7 million for the three months ended March 31, 2017 compared to net cash used in operating activities of $0.5 million for the three months ended March 31, 2016. Our operating cash flows decreased by $1.1 million between these periods, but we paid acquisition fees and acquisition-related expenses totaling $8.4 million and $1.4 million for the years ended March 31, 2017 and 2016, respectively, which reduced our operating cash flows for each respective period. Under U.S generally accepted accounting principles (“GAAP”), acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from the Offering and/or acquisition-related indebtedness. Excluding the effect of these acquisition fees and expenses, our operating cash flows increased between 2016 and 2017, which is primarily due to our acquisitions of additional properties.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 and 2016 were primarily due to the following:

Three months ended March 31, 2017

•	Payment of $133.9 million related to the acquisition of Rookwood and the Montrose Student Residences.

Three months ended March 31, 2016

•	Payment of $56.5 million related to the acquisition of the Domain Apartments.

Cash Flows from Financing Activities

Initial Public Offering

During the three months ended March 31, 2017 and 2016, we raised gross proceeds of $54.4 million and $30.4 million, respectively, from the Offering, excluding proceeds from the distribution reinvestment plan. In addition, during the three months ended March 31, 2017, we redeemed $0.5 million in shares of common stock pursuant to our redemption program. No shares of our common stock were redeemed pursuant to our share redemption program for the three months ended March 31, 2016.

In addition to the investing activities described previously, we use proceeds from the Offering to make certain payments to our Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation.

During the organization and offering stage, these include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of issuer costs. During the three months ended March 31, 2017 and 2016, we made payments of $3.5 million and $4.4 million, respectively, for selling commissions, dealer manager fees, distribution and shareholder servicing fees and issuer costs related to the Offering. These selling commissions and dealer manager fees are lower for Class T Shares of our common stock than for Class A Shares. Therefore, the decrease in the payment of these fees and commissions noted above is primarily due to a higher proportion of Class T Shares being sold during the current period and the fact that we amended our Dealer Manager Agreement in July 2016 to reduce the dealer manager fees payable by us on the sale of Class A Shares and Class T Shares. Finally, we also amended our Advisory Agreement, effective February 29, 2016, to cap the amount at which we will reimburse our Advisor for the cumulative issuer costs incurred in connection with our organization and our public offerings to 2.5% of gross proceeds from our public offerings.

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

The tables below outline the distribution rates declared per share, per day since October 1, 2014 and the annualized distribution rates for each Class A Share and Class T Share.

Class A Shares
Period Declared	Distribution Rate Per Share, Per Day	Annualized Distribution Rate Per Share
4/1/2017 - 5/31/2017	$0.001653699	$0.60
5/1/2016 - 3/31/2017	$0.001594766	$0.58
10/1/2014 - 4/30/2016	$0.001575342	$0.57

Class T Shares
Period Declared	Gross Distribution Rate Per Share, Per Day	Net Annualized Distribution Rate Per Share (1)
4/1/2017 - 5/31/2017	$0.001653699	$0.51
5/1/2016 - 3/31/2017	$0.001594766	$0.49
8/24/2015 - 4/30/2016	$0.001575342	$0.48

(1)
Class T Shares are subject to an ongoing distribution and stockholder servicing fee payable to the Dealer Manager of 1.0% per annum of the gross offering price per share (or, if we are no longer offering primary shares, the then-current NAV per share, if any has been disclosed). For purposes of calculating the net annualized distribution rate per share, we deduct from the gross annualized distribution rate per share an amount equal to 1.0% of the gross offering price, assuming a constant, per share offering price $9.411. The actual distribution rate for Class T Shares will vary based on the actual per share offering price in effect and the total amount of distribution and stockholder servicing fees payable. The actual net annualized distribution rate per share will be higher or lower than the rates presented depending on the price paid by the stockholder for the shares. We sold shares at varying prices during the periods presented in the table, all of which were lower than the current per share offering price.

Distributions paid to stockholders during the three months ended March 31, 2017 and 2016 were $3.7 million and $1.6 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated sufficient cash flows from operations to fully fund distributions paid. Therefore some or all of our distributions have been and may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. For example, for the three months ended March 31, 2017, we funded 100% of total distributions with cash flows from financing activities, which included offering proceeds. For the three months ended March 31, 2016, we funded 100% of total distributions with cash flows from financing activities, which includes offering proceeds. As described previously, we paid acquisitions fees and acquisition-related expenses totaling $8.4 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively. Acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these fees and expenses with proceeds from the Offering and/or acquisition-related indebtedness.

The following table outlines our total distributions declared to stockholders for each of the quarters during 2017 and 2016, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	Stockholders			Sources(1)
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities
2017
March 31, 2017(2)	$1,833	$2,076	$3,909	$—	—%	$3,912	100%
Total	$1,833	$2,076	$3,909	$—	—%	$3,912	100%
2016
December 31, 2016	$1,608	$1,744	$3,352	$379	11%	$2,976	89%
September 30, 2016	1,340	1,427	2,767	1,449	52%	1,321	48%
June 30, 2016	1,107	1,128	2,235	2,238	100%	—	—%
March 31, 2016	871	887	1,758	—	—%	1,761	100%
Total	$4,926	$5,186	$10,112	$4,066	40%	$6,058	60%

(1)	Includes sources used to fund distributions paid to noncontrolling interests.

(2)
Includes distributions declared as of daily record dates for the three months ended March 31, 2017, but excludes $1.5 million of distributions that were declared on March 23, 2017 with respect to daily record dates for each day during the month of April 2017. These April 2017 distributions were paid in cash or reinvested in shares on May 1, 2017.

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

The table below provides additional information regarding our asset management fees and related waivers with respect to each of the quarters during 2017 and 2016 (in thousands). As a result of these fee waivers, cash flows from operations that would have been paid to our Advisor for asset management fees may be available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that are waived will not be paid to our Advisor in cash at any time in the future.

For the Three Months Ended	Asset Management Fee Pre-Waiver	Asset Management Fee Waived	Asset Management Fee Post-Waiver
2017
March 31, 2017	$1,162	$—	$1,162
Total	$1,162	$—	$1,162

2016
December 31, 2016	$751	$242	$509
September 30, 2016	708	269	$439
June 30, 2016	377	377	$—
March 31, 2016	364	364	$—
Total	$2,200	$1,252	$948

Debt Financings

As mentioned previously, our portfolio was approximately 54% leveraged as of March 31, 2017 (based on the most recent appraised values of our real estate investments or net purchase prices for properties acquired subsequent to December 31, 2016) with a weighted average interest rate of 2.54%. Below is additional information regarding our loan activity for the three months ended March 31, 2017 and 2016. See Note 5 — Debt Financing for additional information regarding our outstanding debt.

Three months ended March 31, 2017

•	We assumed $96.0 million in mortgage loans related to the acquisition of Rookwood.

•
We entered into $24.4 million of permanent mortgage financing related to the acquisition of the Montrose Student Residences and paid $0.2 million to purchase an interest rate cap to effectively cap the Euribor interest rate at 1.25% with a notional amount of €17.0 million (approximately $18.1 million assuming a rate of $1.07 per EUR as of March 31, 2017).

•	We made payments of $0.4 million in financing costs related to the mortgage loans at Rookwood and the Montrose Student Residences.

•
We borrowed $7.0 million under the Hines Credit Facility and made payments of $31.8 million on this facility, which resulted in us having a $31.2 million outstanding balance under this facility as of March 31, 2017.

Three months ended March 31, 2016

•	We entered into $34.3 million of permanent mortgage financing related to the acquisition of the Domain Apartments.

•	We borrowed $3.0 million under the Hines Credit Facility and made payments of $3.0 million on this facility. No amount remained outstanding under this facility as of March 31, 2016.

•	We made payments of $0.2 million for financing costs related to our mortgage loan on the Domain Apartments.

Results of Operations

We owned seven properties that were 97% leased as of March 31, 2017 compared to three properties that were 96% leased as of March 31, 2016. As we are currently in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties. Amounts recorded in our condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 are due to the following:

•
Total revenues, property operating expenses, real property taxes, property management fees, depreciation and amortization, and interest expense relate to the operation of our seven properties since December 2014.

•
Acquisition-related expenses represent costs related to the acquisition of our real estate investments, including those properties which we may acquire in future periods. These costs vary significantly from one acquisition to the next and generally tend to be higher for our international acquisitions.

•
We expect to pay monthly asset management fees to our Advisor based on an annual fee equal to 0.75% of (i) the cost of our real estate investments or (ii) with respect to our real estate investments included in our board of directors’ most recent determination of an NAV per share, the most recently determined value of such real estate investments, net of any applicable waivers by our Advisor, as described previously.

•
We pay our Advisor acquisition fees equal to 2.25% of the purchase price of our real estate investments. Acquisition fees for the three months ended March 31, 2017 were higher than those for the three months ended March 31, 2016 due to an increase in our acquisition activity. We acquired two properties for an aggregate purchase price of $234.3 million during the three months ended March 31, 2017, as compared to one property for $58.1 million during the three months ended March 31, 2016.

•
General and administrative expenses for the three months ended March 31, 2017 and 2016 primarily consist of legal and accounting fees, costs and expenses associated with our board of directors, transfer agent costs and insurance costs. Certain of these costs are variable and will increase in the future as we continue to raise capital and make additional real estate investments.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations for the three months ended March 31, 2017 and 2016 and the period from inception through March 31, 2017 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three months ended March 31,		Period from July 31, 2013 (date of inception) through March 31, 2017
	2017	2016
Net income (loss)	$(9,246)	$(1,412)	$(27,553)
Depreciation and amortization (1)	7,294	1,951	26,922
Adjustments for noncontrolling interests (2)	(8)	(1)	190
Funds From Operations attributable to common stockholders	(1,960)	538	(441)
Loss (gain) on derivative instruments (3)	47	3	94
Loss (gain) on foreign currency (4)	(76)	(128)	(76)
Other components of revenues and expenses (5)	(627)	(259)	(3,601)
Acquisition fees and expenses (6)	7,134	1,390	20,531
Adjustments for noncontrolling interests (2)	(4)	(2)	(83)
Modified Funds From Operations attributable to common stockholders	$4,514	$1,542	$16,424
Basic and diluted income (loss) per common share	$(0.32)	$(0.11)	$(3.18)
Funds From Operations attributable to common stockholders per common share	$(0.07)	$0.04	$(0.05)
Modified Funds From Operations attributable to common stockholders per common share	$0.15	$0.12	$1.91
Weighted average shares outstanding	29,360	12,540	8,607

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

(5)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three months ended March 31, 2017 and 2016 and the period from inception through March 31, 2017 (in thousands):

	Three months ended March 31,		Period from July 31, 2013 (date of inception) through March 31, 2017
	2017	2016
Straight-line rent adjustment (a)	$(400)	$(169)	$(2,929)
Amortization of lease incentives (b)	8	1	14
Amortization of out-of-market leases (b)	(288)	(91)	(739)
Other	53	—	53
	$(627)	$(259)	$(3,601)

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

(6)
Represents acquisition expenses and acquisition fees paid to our Advisor which are expensed in our condensed consolidated statements of operations. We fund such costs with proceeds from the Offering and/or acquisition-related indebtedness, and therefore do not consider these expenses in evaluating our operating performance and determining MFFO.

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•	For the three months ended March 31, 2017, we incurred $0.3 million in distribution and stockholder servicing fees.

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

The table below provides additional information regarding our asset management fees and related waivers with respect to each of the quarters during 2017 and 2016 (in thousands). As a result of these fee waivers, cash flows from operations that would have been paid to our Advisor for asset management fees may be available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that are waived will not be paid to our Advisor in cash at any time in the future.

For the Three Months Ended	Asset Management Fee Pre-Waiver	Asset Management Fee Waived	Asset Management Fee Post-Waiver
2017
March 31, 2017	$1,162	$—	$1,162
Total	$1,162	$—	$1,162

2016
December 31, 2016	$751	$242	$509
September 30, 2016	708	269	$439
June 30, 2016	377	377	$—
March 31, 2016	364	364	$—
Total	$2,200	$1,252	$948

Period from July 31, 2013 (date of inception) through March 31, 2017	$4,266	$1,851	$2,415

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from our debt financings, proceeds from the Offering, cash advances from our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets to fund distributions to our stockholders. For the three months ended March 31, 2017 and 2016, we funded 100% of total distributions with cash flows from financing activities, which includes offering proceeds. However, because our MFFO for the quarter ended March 31, 2017, as reduced to reflect the distribution and stockholder servicing fees payable for such quarter, did not amount to less than 100% of the aggregate distributions payable for such quarter, our Advisor did not waive any asset management fees payable to it for the three months ended March 31, 2017. Our Advisor waived $0.4 million in asset management fees payable to it for the three months ended March 31, 2016. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through March 31, 2017, we declared $17.0 million of distributions to our stockholders, compared to our total aggregate FFO loss of $0.4 million and our total aggregate net loss of $27.6 million for that period. During the Offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded reductions to net income (loss) and FFO. From inception through March 31, 2017, we incurred acquisition fees and expenses totaling $20.5 million. For the three months ended March 31, 2017, we declared $3.9 million of distributions to our stockholders compared to our total aggregate FFO loss of $2.0 million. For the three months ended March 2016, we declared $1.8 million of distributions to our stockholders compared to our total aggregate FFO of $0.5 million.

Related Party Transactions and Agreements

We have entered into agreements with our Advisor, Dealer Manager and Hines and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee, distribution and stockholder servicing fees, and payments to our Advisor for reimbursement of issuer costs. During the acquisition and operational stages, these include payments for certain services related to acquisitions, financing and management of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 8 — Related Party Transactions in Item 1 of this Quarterly Report on Form 10-Q, as well as Note 8 — Related Party Transactions in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional information concerning our related party transactions and agreements.

Off-Balance Sheet Arrangements

As of March 31, 2017 and December 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Class I Shares of Common Stock

On April 26, 2017, our board of directors authorized and approved a reclassification of our common stock in order to add two additional classes of common shares, Class I shares of our common stock, $0.001 par value per share (the “Class I Shares”) and Class J shares of our common stock , $0.001 par value per share (the “Class J Shares”). We amended our charter on April 27, 2017 to effect this reclassification. The Class A Shares, Class T Shares, Class I Shares and Class J Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution and stockholder servicing fees payable with respect to Class T Shares and Class I Shares, which will reduce distributions.

We amended our Offering, effective April 28, 2017, such that we are offering up to $2.5 billion in shares of our common stock in any combination of Class A Shares, Class T Shares and Class I Shares. We are offering the shares for sale to the public at a price of $10.64 per Class A Share, $10.06 per Class T Share and $9.73 per Class I Share and pursuant to our distribution reinvestment plant at the most recently announced NAV of $9.65 per share.

Our board of directors authorized us to declare daily distributions for the month of May 2017 for Class A Shares, Class T Shares and Class I Shares in an amount equal to $0.001653699 per share, per day less the distribution and stockholder servicing fees that are payable with respect to Class T Shares and Class I Shares (as calculated on a daily basis).

Amendment to the Share Redemption Program

On April 26, 2017, our board of directors approved and adopted the amendment of the Share Redemption Program in order to reflect that the program is applicable only to Class A Shares and Class T Shares (the “Amended Share Redemption Program”). The Amended Share Redemption Program will replace the current share redemption program applicable with respect to Class A Shares and Class T Shares, effective as of May 31, 2017. The Amended Share Redemption Program was amended to reflect certain procedural changes. Pursuant to the terms of the Amended Share Redemption Program the deadline to submit or withdraw a redemption request has been changed to 4:00 p.m. Eastern time on the second to last business day of the month, rather than five business days before the end of the month and settlements of share redemptions will be made within three business days of the close of business on the last calendar day of each calendar month. In addition, in the event we determine to redeem some but not all of the Class A Shares and Class T Shares submitted for redemption in a particular month, we will redeem shares on a pro rata basis and the portion of any unfulfilled redemption requests must be resubmitted after the start of the next month. Also, on April 26, 2017, our board of directors approved and adopted a share redemption program applicable only to Class I Shares and Class J Shares.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk, currency risk and real estate valuation risk are the primary market risks to which we are exposed. As of March 31, 2017, we were exposed to the market risks listed below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of March 31, 2017, we had $177.6 million of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $1.8 million in interest expense. Additionally, we have entered into interest rate caps to limit our exposure to rising interest rates related to our mortgage loans secured by Bishop’s Square and the Montrose Student Residences. See Note 5 — Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt.

Foreign Currency Risk

Our investments in Bishop’s Square and the Montrose Student Residences are subject to the effects of exchange rate movements between the Euro and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our condensed consolidated financial statements. We have entered into mortgage loans denominated in Euros for these investments, which provides a natural hedge with regard to changes in exchange rates between the Euro and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of Euros, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Based upon our analysis, a 10% immediate, unfavorable change in the exchange rate between the Euro and U.S. dollar would have decreased the net book value of our investment in Bishop’s Square and the Montrose Student Residences by approximately $4.4 million and would have reduced the net income (loss) of Bishop’s Square and the Montrose Student Residences by $63,000.

Other Risks

As described elsewhere in this Quarterly Report on Form 10-Q, our Advisor has agreed to waive the asset management fee otherwise payable to it pursuant to our Advisory Agreement for each of the quarters in 2014 through 2016 and the first quarter of 2017, to the extent that our MFFO for such quarter, as reduced to reflect the distribution and stockholder servicing fees payable for such quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounts to less than 100% of the aggregate distributions declared for such quarter. There can be no assurances that our Advisor will continue this waiver subsequent to the first quarter of 2017, and if not, cash available to pay distributions in future periods may be reduced.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of May 15, 2017, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. With the exception of the risk factors set forth below, there have been no material changes to the risk factors set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.
We offer two share redemption programs for stockholders seeking liquidity of their shares. However, there is no public market for our common shares; therefore, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount.
There is no public market for our common shares, and we do not expect one to develop. We have a share redemption program, applicable to both Class A Shares and Class T Shares and a share redemption program applicable to Class I Shares and Class J Shares, but each is limited in terms of the amount of shares which may be redeemed. It will therefore be difficult for our stockholders to sell their shares of common stock promptly or at all. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may limit the ability of our stockholders to sell their shares. If our stockholders are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay certain up-front fees and expenses, including organization and offering costs, such as issuer costs, selling commissions, and the dealer manager fees and acquisition fees and expenses in connection with our public offerings. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares, without incurring a substantial loss. Our stockholders may also experience substantial losses if we dispose of our assets or in connection with a liquidation event. We cannot assure our stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, prospective stockholders should consider our common shares as illiquid and a long-term investment, and they must be prepared to hold their shares for an indefinite length of time.
The availability and timing of distributions to our stockholders is uncertain and cannot be assured.
There is no assurance that distributions will continue to be authorized and paid. We cannot assure our stockholders that we will have sufficient cash to pay distributions to our stockholders or that the amount of any such distributions will increase over time. In addition, the distribution and stockholder servicing fees payable with respect to Class T Shares and Class I Shares issued in the primary offering will reduce the amount of funds available for distribution with respect to all Class T Shares and Class I Shares, as applicable (including Class T Shares and Class I Shares issued pursuant to the distribution reinvestment plan). Further, because the distribution and stockholder servicing fees payable with respect to Class T Shares are higher than those payable with respect to Class I Shares, distributions with respect to Class T Shares will be lower than distributions with respect to Class I Shares. Should we fail for any reason to distribute at least 90% of our REIT taxable income, we would not qualify for the favorable tax treatment accorded to REITs.
The ability of our stockholders to have their shares redeemed is limited under our share redemption programs and may be more limited for holders of Class A Shares and Class T Shares than for holders of Class I Shares and Class J Shares. If our stockholders are able to have their shares redeemed, it may be at a price that is less than the price our stockholders paid for the shares and the then-current market value of the shares.
Each of our share redemption programs contains significant restrictions and limitations. For example, only stockholders who purchase their shares directly from us or who received their shares through a non-cash transaction, not in the secondary market, are eligible to participate, holders of Class A Shares and Class T Shares must generally hold their shares for a minimum of one year before they can participate in our share redemption program and if holders of Class I Shares and Class J Shares do not hold their shares for a minimum of one year, then they will only be eligible for redemption at 95% of the redemption price that would otherwise apply. The terms of our share redemption program applicable to Class I Shares and Class J Shares may provide holders of Class I Shares and Class J Shares with a greater opportunity to have their shares redeemed than holders of

Class A Shares and Class T Shares.  The limit on the amount of shares that may be redeemed under our share redemption program applicable to Class I Shares and Class J Shares is higher than the limit on our share redemption program applicable to Class A Shares and Class T Shares.  In addition, the funds available for redemptions under our share redemption program applicable to Class A Shares and Class T Shares are generally limited to funds received from the distribution reinvestment plan in the prior month; whereas unless our board of directors determines otherwise, we intend to fund redemptions pursuant to our share redemption program applicable to Class I Shares and Class J Shares from any available cash sources at our disposal. Our board of directors may terminate, suspend or amend each of the share redemption programs without stockholder approval. As a result of these limitations, the redemption price our stockholders may receive upon any such redemption may not be indicative of the price our stockholders would receive if our shares were actively traded or if we were liquidated, and our stockholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption programs or to third parties at a price that reflects the then current market value of the shares or at all.
The U.S. Department of Labor, or DOL, has adopted certain amendments, including an amendment to the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, and the Code, which could impact our ability to raise significant additional capital in this offering.
The DOL has adopted certain amendments, including an amendment to the definition of “fiduciary” under ERISA and the Code. The amendments have broadened the definition of “fiduciary” and have changed the prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including individual retirement accounts). The amendments took effect in 2016, with implementation scheduled to commence on April 10, 2017 and continue through January 1, 2018; however, the implementation date has been delayed until June 9, 2017. On February 3, 2017, a Presidential Memorandum was issued directing the DOL to, among other things, examine the regulation to determine whether it may adversely affect the ability of Americans to gain access to market information and financial advice. The outcome of this review by the DOL and the ultimate impact of the final regulation are not yet known, but if the regulation is implemented, it could negatively impact the sale of shares of our common stock to such employee benefit plans and retirement plans and accounts.
The United Kingdom’s determination to exit the European Union could adversely affect market rental rates and commercial real estate values in the United Kingdom and Europe.
On June 23, 2016, the United Kingdom held a non-binding referendum in which a majority of voters voted in favor of the United Kingdom’s exit from the European Union. On March 29, 2017, the United Kingdom gave formal notice of its exit from the European Union and commenced the two-year period of negotiations to determine the terms of the United Kingdom’s relationship with the European Union after the exit, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of the exit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The announcement of the Brexit vote caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies such as the Euro may adversely affect our results of operations and had an adverse impact on the NAV per share of our common stock determined as of December 31, 2016. In addition, the uncertainty caused by the Brexit vote and the notice of departure may:

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
Each of these effects may occur before the United Kingdom departs from the European Union because the capital and credit markets are subject to volatility and disruption caused by the uncertainty introduced by the Brexit vote. As of March 31, 2017, 26% of our real estate investment portfolio consisted of a property located in Dublin, Ireland (based on the estimated aggregate value of our real estate investments). A decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our portfolio, which could, among other things, adversely affect our business and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds from Registered Securities

On August 20, 2014, the Registration Statement on Form S-11 (File No. 333-191106) for the Offering was declared effective under the Securities Act. The Offering commenced on August 20, 2014 and is currently expected to terminate on or before August 20, 2017, unless extended by our board of directors.

From August 20, 2014 through March 31, 2017, we received gross proceeds of approximately $180.2 million through the sale of 18.2 million Class A Shares and $134.2 million through the sale of 14.2 million Class T Shares to the public in connection with the Offering. Since August 20, 2014, we have used proceeds from the Offering to pay $20.5 million of selling commissions and dealer manager fees, as well as $7.3 million of issuer costs related to the Offering.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” for additional information regarding the amendment to our Advisory Agreement executed in April 2016 and effective February 29, 2016, which has reduced the amount of issuer costs payable to our Advisor as a percentage of gross offering proceeds. As a result of the amendment to our Advisory Agreement, our Advisor reimbursed us for $4.0 million in issuer costs that we had previously reimbursed to our Advisor. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” for additional information regarding the amendment of the Dealer Manager Agreement, pursuant to which our Advisor will pay a portion of the dealer manager fees payable to the dealer manager, without reimbursement from us. The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines.

Net proceeds available for investment after the payment of the costs described above were approximately $278.1 million. A portion of these proceeds, along with proceeds from debt financing, were used to make approximately $277.9 million of investments in real estate, including the purchase price of our investments, acquisition fees and expenses, and costs of leveraging each real estate investment. We had approximately $0.2 million in uninvested offering proceeds as of March 31, 2017.

Additionally, we have not generated sufficient cash flow from operations to fully fund distributions paid. From inception through March 31, 2017, a portion of our distributions have been funded with cash flows from financing activities, which includes offering proceeds. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Distributions” for a description of the sources that have been used to fund our distributions.

Issuer Redemptions of Equity Securities

All eligible requests for redemptions that were received for the three months ended March 31, 2017 were redeemed using proceeds from our distribution reinvestment plan. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Subsequent Events” for a description of amendments to our share redemption program, effective May 31, 2017. The following table lists shares we redeemed under our share redemption program during the period covered by this report, including the average price paid per share.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs (1)
January 1, 2017 to January 31, 2017	13,183	$9.38	13,183	69,139
February 1, 2017 to February 28, 2017	16,291	$9.03	16,291	73,898
March 1, 2017 to March 31, 2017	59,466	$9.66	59,466	71,033
Total	88,940		88,940

(1)
This amount represents the number of shares available for redemption on March 31, 2017. Our share redemption program was first announced at the commencement of our initial public offering in August 2014. Our share redemption program does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year, and unless our board of directors determines otherwise, redemptions will be further limited to the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the bankruptcy, death or disability of a stockholder.

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

HINES GLOBAL REIT II, INC.

May 15, 2017	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

May 15, 2017	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.	Description
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

3.6	Articles Supplementary of Hines Global REIT II, Inc. (filed as Exhibit 3.1 to Post-Effective Amendment No. 12 to the Registration Statement on April 28, 2017 and incorporated by reference herein)
4.1	Form of Subscription Agreement (filed as Appendix B to the Prospectus filed on April 26, 2016 and incorporated by reference herein)
4.2
Hines Global REIT II, Inc. Fifth Amended and Restated Distribution Reinvestment Plan, effective as of October 31, 2016 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2016 and incorporated by reference herein)

10.1
Amendment No. 2 to Advisory Agreement, dated as of April 13, 2016 and effective as of February 29, 2016, among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP, and Hines Global REIT II, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on April 15, 2016 and incorporated by reference herein)

10.2
Loan Agreement, dated as of January 29, 2016 by and between Wells Fargo Bank, National Association, as Lender and Hines Global REIT II 891 Coronado LLC, as Borrower (filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K on February 4, 2016 and incorporated by reference herein)

10.3
Promissory Note, dated as of January 29, 2016 by and between Hines Global REIT II 891 Coronado LLC, as borrower, and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K on February 4, 2016 and incorporated by reference herein)

10.4
Amendment No. 3 to Selected Dealer Agreement, dated April 12, 2016, by and among Hines Global REIT II, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.23 to Post-Effective Amendment No. 8 to the Registration Statement on April 15, 2016 and incorporated by reference herein)

10.5
Sale, Purchase and Escrow Agreement, dated as of May 13, 2016, by and between NOP Cottonwood Holdings, LLC, HGREIT II Cottonwood Center LLC, Commonwealth Land Title Insurance Company, Hines Global REIT II Properties LP and National Office Partners LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 19, 2016 and incorporated by reference herein)

10.6
Agreement of Purchase and Sale, dated as of June 24, 2016, by and between RT GOODYEAR, LLC and HGREIT II Goodyear Crossing LLC (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q on August 12, 2016 and incorporated by reference herein)

10.7
Loan Agreement, dated as of July 5, 2016 by and between Principal Life Insurance Company, as Lender and HGREIT II Cottonwood Center LLC, as Borrower (filed as Exhibit 10.26 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.8
Term Loan Agreement, dated as of August 18, 2016 by and between SunTrust Bank, as Lender and HGREIT II Goodyear Crossing LLC, as Borrower (filed as Exhibit 10.27 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.9
Contract of Sale, dated as of September 16, 2016, by and between CLP-SPF Rookwood Commons, LLC and CLP-SPF Rookwood Pavilion, LLC and HGREIT II Edmonson Road LLC and HGREIT II Madison Road LLC (filed as Exhibit 10.28 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.10
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global REIT II and Hines Interests Limited Partnership (Domestic Office Properties) (filed as Exhibit 10.29 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.11
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global REIT II and Hines Interests Limited Partnership (Domestic Multi-family and Industrial Properties) (filed as Exhibit 10.30 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.12
Amendment No. 4 to Selected Dealer Agreement, dated as of December 8, 2016, by and among Hines Global REIT II, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 8, 2016 and incorporated by reference herein)

10.13
Cost Reimbursement Agreement, dated as of December 8, 2016 and effective as of January 1, 2017, by and among Hines Global REIT II, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and American Enterprise Investment Services Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on December 8, 2016 and incorporated by reference herein)

10.14
First Amendment to Uncommitted Loan Agreement, dated as of December 12, 2016, by and between Hines Global REIT II, Inc., as borrower, and Hines Interests Limited Partnership, as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 12, 2016 and incorporated by reference herein)

10.15
Open End Mortgage and Security Agreement dated as of April 1, 2015 by and between Nationwide Life Insurance Company, as Lender, and CLP-SPF Rookwood Commons, LLC, as Borrower (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

10.16
Open End Mortgage and Security Agreement dated as of July 1, 2013 by and between Nationwide Life Insurance Company, as Lender, and CLP-SPF Rookwood Pavilion, LLC, as Borrower (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

10.17
Assumption and Modification Agreement dated as of January 6, 2017, by and between Nationwide Life Insurance Company, as Lender, CLP-SPF Rookwood Pavilion LLC, as Original Borrower, and HGREIT II Madison Road LLC, as Borrower (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

10.18
Assumption and Modification Agreement dated as of January 6, 2017, by and between Nationwide Life Insurance Company, as Lender, CLP-SPF Rookwood Commons LLC, as Original Borrower, and HGREIT II Edmondson Road LLC, as Borrower (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

10.19
Third Amended and Restated Agreement of Limited Partnership of Hines Global REIT II Properties LP, dated as of April 28, 2017 (filed as Exhibit 10.1 to Post-Effective Amendment No. 12 to the Registration Statement on April 28, 2017 and incorporated by reference herein)

99.1
Hines Global REIT II, Inc. Share Redemption Program applicable to Class A shares and Class T shares, effective as of May 31, 2017 (filed as Exhibit 99.1 to Post-Effective Amendment No. 12 to the Registration Statement on April 28, 2017 and incorporated by reference herein)

99.2
Hines Global REIT II, Inc. Share Redemption Program applicable to Class I shares and Class J shares, effective as of May 1, 2017 (filed as Exhibit 99.2 to Post-Effective Amendment No. 12 to the Registration Statement on April 28, 2017 and incorporated by reference herein)

31.1*	Certification
31.2*	Certification
32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

101*
The following materials from Hines Global REIT II, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on May 15, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith