Form 10-Q
period 2017-06-30
HINES GLOBAL REIT II, INC.
filed 2017-08-14
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of August 7, 2017, approximately 19,667,134 shares of the registrant’s Class A common stock, 18,897,719 shares of the registrant’s Class T common stock and 22,709 shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	December 31, 2016
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$502,687	$283,875
Cash and cash equivalents	20,376	98,137
Restricted cash	3,363	1,576
Derivative instruments	102	—
Tenant and other receivables	6,550	4,803
Intangible lease assets, net	100,128	76,070
Deferred leasing costs, net	766	314
Other assets	1,103	5,570
Total assets	$635,075	$470,345
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$13,177	$7,549
Due to affiliates	14,294	12,141
Intangible lease liabilities, net	15,297	2,421
Other liabilities	4,995	3,041
Distributions payable	1,648	1,195
Note payable to affiliate	—	56,000
Notes payable, net	322,804	197,815
Total liabilities	$372,215	$280,162

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2017 and December 31, 2016	—	—
Class A common stock, $0.001 par value per share; 375,000 authorized; 19,273 and 16,469 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	19	16
Class T common stock, $0.001 par value per share; 375,000 authorized; 17,297 and 10,074 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	17	10
Class I common stock, $0.001 par value per share; 375,000 authorized; 13 issued and outstanding as of June 30, 2017 and none issued and outstanding as of December 31, 2016	—	—
Class J common stock, $0.001 par value per share; 375,000 authorized, none issued or outstanding as of June 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	312,710	224,134
Accumulated distributions in excess of earnings	(51,281)	(31,222)
Accumulated other comprehensive income (loss)	1,395	(2,755)
Total stockholders’ equity	262,860	190,183
Noncontrolling interests	—	—
Total equity	262,860	190,183
Total liabilities and equity	$635,075	$470,345
See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2017 and 2016
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$14,496	$3,712	$28,082	$7,039
Other revenue	248	153	447	244
Total revenues	14,744	3,865	28,529	7,283
Expenses:
Property operating expenses	2,271	759	4,254	1,320
Real property taxes	2,971	149	5,091	274
Property management fees	253	67	478	121
Depreciation and amortization	7,611	2,360	14,905	4,311
Acquisition related expenses	230	357	2,091	440
Asset management and acquisition fees	1,221	—	7,656	1,336
General and administrative expenses	517	465	1,279	973
Total expenses	15,074	4,157	35,754	8,775
Income (loss) before other income (expenses)	(330)	(292)	(7,225)	(1,492)
Other income (expenses):
Gain (loss) on derivative instruments	(27)	(1)	(74)	(4)
Foreign currency gains (losses)	234	(89)	295	49
Interest expense	(2,314)	(428)	(4,592)	(786)
Interest income	4	30	13	41
Benefit (provision) for income taxes	325	—	229	—
Net income (loss)	(2,108)	(780)	(11,354)	(2,192)
Net (income) loss attributable to noncontrolling interests	(3)	(3)	(6)	(6)
Net income (loss) attributable to common stockholders	$(2,111)	$(783)	$(11,360)	$(2,198)
Basic and diluted income (loss) per common share	$(0.06)	$(0.05)	$(0.36)	$(0.15)
Weighted average number of common shares outstanding	34,582	16,014	31,985	14,277
Cash distributions declared per Class A share	$0.15	$0.14	$0.29	$0.29
Cash distributions declared per Class T share	$0.13	$0.12	$0.25	$0.24
Cash distributions declared per Class I share	$0.10	$—	$0.10	$—

Comprehensive income (loss):
Net income (loss)	$(2,108)	$(780)	$(11,354)	$(2,192)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,732	(912)	4,150	715
Comprehensive income (loss)	$1,624	$(1,692)	$(7,204)	$(1,477)
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(3)	(6)	(6)
Comprehensive income (loss) attributable to common stockholders	$1,621	$(1,695)	$(7,210)	$(1,483)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2017 and 2016
(UNAUDITED)
(In thousands)

Hines Global REIT II, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2017	26,542	$26	$224,134	$(31,222)	$(2,755)	$190,183	$—
Issuance of common shares	10,166	10	100,128	—	—	100,138	—
Distributions declared	—	—	—	(8,699)	—	(8,699)	(6)
Redemption of common shares	(125)	—	(1,198)	—	—	(1,198)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(7,968)	—	—	(7,968)	—
Issuer costs	—	—	(2,386)	—	—	(2,386)	—
Net income (loss)	—	—	—	(11,360)	—	(11,360)	6
Foreign currency translation adjustment	—	—	—	—	4,150	4,150	—
Balance as of June 30, 2017	36,583	$36	$312,710	$(51,281)	$1,395	$262,860	$—

Hines Global REIT II, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2016	11,061	$11	$91,577	$(9,757)	$(1,392)	$80,439	$—
Issuance of common shares	6,756	7	65,791	—	—	65,798	—
Distributions declared	—	—	—	(3,993)	—	(3,993)	(6)
Redemption of Common Shares	(24)	—	(234)	—	—	(234)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(6,460)	—	—	(6,460)	—
Issuer costs	—	—	(1,475)	—	—	(1,475)	—
Net income (loss)	—	—	—	(2,198)	—	(2,198)	6
Foreign currency translation adjustment	—	—	—	—	715	715	—
Balance as of June 30, 2016	17,793	$18	$149,199	$(15,948)	$(677)	$132,592	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2017 and 2016
(UNAUDITED)

	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,354)	$(2,192)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	14,609	4,204
Foreign currency (gains) losses	(295)	(49)
(Gain) loss on derivative instruments	74	4
Changes in assets and liabilities:
Change in other assets	(493)	134
Change in tenant and other receivables	(2,675)	(143)
Change in deferred leasing costs	(476)	—
Change in accounts payable and accrued expenses	5,016	296
Change in other liabilities	503	1
Change in due to affiliates	(1,128)	42
Net cash from (used in) operating activities	3,781	2,297
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(131,758)	(56,518)
Capital expenditures at operating properties	(420)	(53)
Deposits on investment property	—	(5,780)
Net cash used in investing activities	(132,178)	(62,351)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	96,882	66,023
Redemption of common shares	(1,196)	(234)
Payment of issuer costs	(2,319)	(2,837)
Reimbursement of issuer costs	—	4,050
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(4,798)	(4,944)
Distributions paid to stockholders and noncontrolling interests	(3,866)	(1,826)
Proceeds from notes payable	24,386	34,300
Payments on notes payable	(819)	—
Proceeds from related party note payable	7,000	3,000
Payments on related party note payable	(63,000)	(3,000)
Change in security deposit liability	(18)	20
Deferred financing costs paid	(405)	(253)
Payments related to interest rate contracts	(169)	—
Net cash from financing activities	51,678	94,299
Effect of exchange rate changes on cash, restricted cash and cash equivalents	745	72
Net change in cash, restricted cash and cash equivalents	(75,974)	34,317
Cash, restricted cash and cash equivalents, beginning of period	99,713	18,789
Cash, restricted cash and cash equivalents, end of period	$23,739	$53,106

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2017 and 2016

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global REIT II, Inc. as of June 30, 2017 and December 31, 2016, the results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2016 included in Hines Global REIT II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

Hines Global REIT II, Inc. (the “Company”), was formed as a Maryland corporation on July 31, 2013 for the purpose of engaging in the business of investing in and owning commercial real estate properties and other real estate investments. The Company conducts substantially all of its operations through Hines Global REIT II Properties, LP (the “Operating Partnership”). Beginning with its taxable year ended December 31, 2015, the Company has operated and intends to continue to operate in a manner to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The business of the Company is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines Interests Limited Partnership (“Hines”), pursuant to the Advisory Agreement between the Company, the Advisor and the Operating Partnership (defined below).

On August 20, 2014, the Company commenced an offering of up to $2.5 billion of its common stock (the “Offering”) in any combination of Class A shares (“Class A Shares”) and Class T shares (“Class T Shares”) of the Company’s common stock. The Company amended its Offering, effective April 28, 2017, such that it is now offering up to $2.5 billion in shares of its common stock in any combination of Class A Shares, Class T Shares and Class I shares (“Class I Shares”) of the Company’s common stock. The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for the Offering and market its shares. As of August 7, 2017, the Company had received gross offering proceeds of $379.8 million from the sale of 38.8 million shares. See Note 7 — Stockholders’ Equity for additional information regarding the Company’s Offering.

The Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. As of June 30, 2017, the Company owned direct investments in seven properties totaling 2.6 million square feet that were 97% leased. See the table in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” for additional information regarding each of the properties in which the Company owned an interest as of June 30, 2017.

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

Tenant and Other Receivables

As of June 30, 2017 and December 31, 2016, in addition to the straight-line rent receivable discussed below, tenant and other receivables consisted of a receivable from the Company’s transfer agent related to offering proceeds not yet received of $0.5 million and $1.6 million, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $1.4 million and $1.0 million as of June 30, 2017 and December 31, 2016, respectively. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations.

Other Assets

Other assets included the following (in thousands):

	June 30, 2017	December 31, 2016
Deposits on investment property (1)	$—	$5,000
Prepaid insurance	155	219
Prepaid property taxes	—	74
Deferred tax assets	641	—
Other	307	277
Other assets	$1,103	$5,570

(1)
As of December 31, 2016, this amount consisted of a $5.0 million earnest money deposit in connection with the acquisition of Rookwood in January 2017. See Note 3 — Investment Property for additional information regarding the acquisition of Rookwood.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivables were $3.3 million and $2.5 million as of June 30, 2017 and December 31, 2016, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

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

Reclassifications

In connection with recent amendments to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) regarding the presentation of restricted cash in the statements of cash flows that the Company adopted as of December 31, 2016, the Company reclassified $24,000 of restricted cash on the statement of cash flows from investing activities to the cash and cash equivalent balances as of June 30, 2016 to be consistent with the presentation of cash and cash equivalent balances as of June 30, 2017.

Recent Accounting Pronouncements

In May 2014, the FASB, issued Accounting Standards Update (“ASU”) 2014-09 to provide guidance on recognizing revenue from contracts with customers. This ASU’s core objective is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. The amendments also replace prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. The Company has not had any sales or partial sales of real estate since its inception. Subsequent to ASU 2014-09, the FASB has issued multiple ASUs clarifying multiple aspects of the new revenue recognition standard, which include the deferral of the effective date by one year, and additional guidance for partial sales of non-financial assets. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with retrospective or modified retrospective adoption.

Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this pronouncement. The Company is currently evaluating each of its revenue streams to identify differences in the timing, measurement or presentation of revenue recognition under the new standard, and has elected the modified retrospective method of adoption. Rental income from leasing arrangements is specifically excluded from ASU 2014-09, and will be evaluated by the Company in its adoption of the lease accounting standard, ASU 2016-02 (described below). Once ASU 2016-02 goes into effect, the new revenue standard, ASU 2014-09, may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. In that case, the revenue from these items previously recognized on a straight-line basis under current lease guidance would be recognized under the new revenue guidance as the related services are delivered. As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern would be different.

In February 2016, the FASB issued ASU 2016-02 which will require companies that lease assets to recognize on the balance sheet the right-of-use assets and related lease liabilities. The accounting by companies that own the assets leased by the lessee (the lessor) will remain largely unchanged from current GAAP. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance is effective for public entities for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The Company is in the process of evaluating the impact that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements relating to its lessor leases and other lessee leases, if any. The Company has currently identified certain areas the Company believes may be impacted by the adoption of ASU 2016-02, which include:

•
The bifurcation of lease arrangements in which contractual amounts due are on a gross basis and the amount under contract is not allocated between rental and expense reimbursements, such as real estate taxes and insurance. This process would be based on the underlying fair values of these items.

•
The Company has a ground lease agreement in which the Company is the lessee for land underneath Bishop’s Square that the Company currently accounts for as an operating lease. Upon adoption of ASU 2016-02, the Company will record any rights and obligations under this lease as an asset and liability at fair value in the Company’s consolidated balance sheets.

•	Determination of costs to be capitalized associated with leases. ASU 2016-02 will limit the capitalization associated with certain costs to costs that are a direct result of obtaining a lease.

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

In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company expects that most of its real estate transactions completed after the Company’s adoption of this guidance will be accounted for using the asset acquisition guidance and, accordingly, acquisition fees and expenses related to those acquisitions will be capitalized. The amendments to the Codification will be effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2017 and early adoption is permitted with prospective application. The Company expects to adopt ASU 2017-01 beginning January 1, 2018.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Buildings and improvements (1)	$429,509	$256,452
Less: accumulated depreciation	(11,931)	(6,337)
Buildings and improvements, net	417,578	250,115
Land	85,109	33,760
Investment property, net	$502,687	$283,875

(1)
Included in buildings and improvements is approximately $0.5 million and $0.3 million of construction-in-progress related to a planned expansion at Bishop’s Square as of June 30, 2017 and December 31, 2016, respectively.

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

As of June 30, 2017, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$114,956	$4,704	$(17,233)
Less: accumulated amortization	(18,639)	(893)	1,936
Net	$96,317	$3,811	$(15,297)

As of December 31, 2016, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$84,473	$3,230	$(3,224)
Less: accumulated amortization	(11,238)	(395)	803
Net	$73,235	$2,835	$(2,421)

Amortization expense of in-place leases was $4.8 million and $1.5 million for the three months ended June 30, 2017 and 2016, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $0.3 million and $93,000 for the three months ended June 30, 2017 and 2016, respectively.

Amortization expense of in-place leases was $9.5 million and $2.7 million for the six months ended June 30, 2017 and 2016, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $0.6 million and $185,000 for the six months ended June 30, 2017 and 2016, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from July 1, 2017 through December 31, 2017 and for each of the years ending December 31, 2018 through December 31, 2021 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
July 1, 2017 through December 31, 2017	$8,232	$(486)
2018	13,962	(912)
2019	11,032	(939)
2020	7,783	(1,225)
2021	5,448	(1,051)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of June 30, 2017, the approximate fixed future minimum rentals for the period from July 1, 2017 through December 31, 2017, for each of the years ending December 31, 2018 through 2021 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
July 1, 2017 through December 31, 2017	$19,763
2018	37,956
2019	33,221
2020	25,956
2021	21,276
Thereafter	92,658
Total	$230,830

During the six months ended June 30, 2017, the Company did not earn more than 10% of its revenue from any individual tenant.

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

The purchase price allocations for the Company’s 2017 and 2016 acquisitions, with the exception of the Domain Apartments and Cottonwood Corporate Center, are preliminary and subject to change until the Company finalizes the allocations, which will be no later than twelve months from the acquisition dates.

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

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the six months ended June 30, 2017, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2017 (in thousands):

		For the Three Months Ended	For the Six Months Ended
2017 Acquisitions		June 30, 2017	June 30, 2017
Rookwood	Revenue	$4,866	$9,647
	Net income (loss)	$(1,057)	$(6,704)
Montrose Student Residences	Revenue	$759	$832
	Net income (loss)	$(174)	$(2,421)

The following unaudited consolidated information is presented to give effect to the Company’s 2017 acquisitions as if the acquisitions had occurred on January 1, 2016. The pro forma net income (loss) was adjusted to exclude acquisition-related fees and expenses of $7.1 million for the six months ended June 30, 2017. There were no acquisition-related fees and expenses excluded for the three months ended June 30, 2017. For the six months ended June 30, 2016, the pro forma net loss was adjusted to include acquisition-related fees and expenses of $7.1 million relating to the 2017 acquisitions, as if these fees and expenses had been incurred as of January 1, 2016. There were no acquisition-related fees and expenses included for the three months ended June 30, 2016.

The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed this acquisition on January 1, 2016, nor does it purport to represent the Company’s future operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Pro Forma 2017	Pro Forma 2016	Pro Forma 2017	Pro Forma 2016
Revenues	$14,744	$3,865	$29,492	$18,725
Net income (loss) attributable to stockholders	$(2,160)	$(2,004)	$(5,258)	$(14,224)

The table below includes the amounts of revenue and net income (loss) of the acquisition completed during the six months ended June 30, 2016, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 (in thousands):

		For the Three Months Ended	For the Six Months Ended
2016 Acquisitions		June 30, 2016	June 30, 2016
Domain Apartments	Revenue	$1,160	$1,934
	Net income (loss)	$(658)	$(1,333)

The following unaudited consolidated information is presented to give effect to the Company’s acquisition completed during the six months ended June 30, 2016 as if the acquisition had occurred on January 1, 2015. The pro forma net income (loss) was adjusted to exclude acquisition-related fees and expenses of $0.4 million and $1.7 million for the three and six months ended June 30, 2016, respectively. For the six months ended June 30, 2015, the pro forma net loss was adjusted to include acquisition-related fees and expenses of $1.9 million, relating to this 2016 acquisition, as if these fees and expenses had been incurred as of January 1, 2015. For the three months ended June 30, 2015, $0.1 million of acquisition-related fees and expenses were included.

The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed this acquisition on January 1, 2015, nor does it purport to represent the Company’s future operations (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	Pro Forma 2016	Pro Forma 2015	Pro Forma 2016	Pro Forma 2015
Revenues	$3,865	$3,838	$7,635	$6,227
Net income (loss) attributable to stockholders	$(426)	$(966)	$(639)	$(8,752)

5. DEBT FINANCING

As of June 30, 2017 and December 31, 2016, the Company had approximately $324.8 million and $254.8 million of debt outstanding, with a weighted average years to maturity of 4.2 years and 4.3 years, and a weighted average interest rate of 2.57% and 2.37%, respectively. The following table provides additional information regarding the Company’s debt outstanding at June 30, 2017 and December 31, 2016 (in thousands):

Description	Origination or Assumption Date	Maturity Date		Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of June 30, 2017	Principal Outstanding at June 30, 2017	Principal Outstanding at December 31, 2016
Secured Mortgage Debt
Bishop's Square	3/3/2015	3/2/2022		€55,200	Euribor + 1.30% (1)	1.30%	$63,055	$58,048
Domain Apartments	1/29/2016	1/29/2020		$34,300	Libor + 1.60%	2.82%	34,300	34,300
Cottonwood Corporate Center	7/5/2016	8/1/2023		$78,000	Fixed	2.98%	76,642	77,461
Goodyear Crossing II	8/18/2016	8/18/2021		$29,000	Libor + 2.00%	3.05%	29,000	29,000
Rookwood Commons	1/6/2017	7/1/2020		$67,000	Fixed	3.13%	67,000	—
Rookwood Pavilion	1/6/2017	7/1/2020		$29,000	Fixed	2.87%	29,000	—
Montrose Student Residences	3/24/2017	3/23/2022		€22,605	Euribor + 1.85% (2)	1.85%	25,822	—
Notes Payable							$324,819	$198,809
Affiliate Note Payable
Credit Facility with Hines	12/15/2014	12/15/2017	(3)	$75,000	Variable	2.80%	—	56,000
Total Note Payable to Affiliate							$—	$56,000
Total Principal Outstanding							$324,819	$254,809
Unamortized discount(4)							(634)	—
Unamortized financing fees							(1,381)	(994)
Total							$322,804	$253,815

(1)	The Company entered into a 2.0% Euribor interest rate cap agreement at the loan origination date as an economic hedge against the variability of future interest rates on this borrowing.

(2)
On the loan origination date, the Company entered into a 1.25% Euribor interest rate cap agreement for €17.0 million (approximately $19.4 million assuming a rate of $1.14 per EUR as of June 30, 2017) as an economic hedge against the variability of future interest rates on this borrowing.

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

Montrose Student Residences

In connection with the acquisition of the Montrose Student Residences, the Company entered into a secured facility agreement (the “Montrose Facility”) with Wells Fargo Bank, National Association London Branch, for €22.6 million (approximately $24.4 million assuming a rate of $1.08 per EUR as of the date of the agreement). Commencing on May 1, 2017, interest payments are due and payable each quarter and repayment of principal is due upon the maturity of the Montrose Facility on March 23, 2022. The Montrose Facility has a floating interest rate of EURIBOR plus 1.85% through September 2019. Commencing in October 2019, the Montrose Facility will have a floating interest rate of EURIBOR plus 1.85% or 2%, depending upon certain debt yield metrics. The Montrose Facility may be prepaid in full, or in part, subject to a prepayment fee if it is prepaid during the first two years. In addition, pursuant to the terms of the Montrose Facility, the Company entered into a €17.0 million (approximately $19.4 million assuming a rate of $1.14 per EUR as of June 30, 2017) five-year interest rate cap agreement, which effectively caps the EURIBOR interest rate on the Montrose Facility to 1.25%, to limit exposure to interest rate fluctuations.

Hines Credit Facility

For the period from January 2017 through June 2017, the Company made draws of $7.0 million and payments of $63.0 million under the Hines Credit Facility. As a result, the Company had no outstanding balance under the Hines Credit Facility as of June 30, 2017. Additionally, from July 1, 2017 through August 14, 2017, the Company had no additional borrowings and made no additional payments under the Hines Credit Facility, which resulted in the Company continuing to have no outstanding balance under the Hines Credit Facility as of August 14, 2017.

Financial Covenants

The Company’s loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants as of June 30, 2017.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from July 1, 2017 through December 31, 2017, for each of the years ending December 31, 2018 through December 31, 2021 and for the period thereafter (in thousands).

	Payments Due by Year
	July 1, 2017 through December 31, 2017	2018	2019	2020	2021	Thereafter
Principal payments	$831	$1,700	$1,751	$132,104	$30,859	$157,574

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

The table below provides additional information regarding the Company’s interest rate contracts (in thousands, except percentages).

Interest Rate Contracts
Type	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Interest rate cap	March 3, 2015	April 25, 2018	$63,055	EURIBOR	2.00%
Interest rate cap	March 24, 2017	March 23, 2022	$19,366	EURIBOR	1.25%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on June 30, 2017.

7. STOCKHOLDERS’ EQUITY

Class I Shares of Common Stock

On April 26, 2017, the Company’s board of directors authorized and approved a reclassification of the Company’s common stock in order to add two additional classes of common shares, Class I Shares of the Company’s common stock, $0.001 par value per share and Class J shares of the Company’s common stock, $0.001 par value per share (the “Class J Shares”). The Company amended its charter on April 27, 2017 to effect this reclassification. The Class A Shares, Class T Shares, Class I Shares and Class J Shares have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution and stockholder servicing fees payable with respect to Class T Shares and Class I Shares, which will reduce distributions. The Company amended its Offering, effective April 28, 2017, such that the Company is offering up to $2.5 billion in shares of its common stock in any combination of Class A Shares, Class T Shares and Class I Shares. The Company is not offering Class J Shares pursuant to the Offering.

Common Stock

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the six months ended June 30, 2017 and 2016 (in thousands):

	Class A		Class T		Class I		Class J		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	16,468	$16	10,074	$10	—	$—	—	$—	26,542	$26
Issuance of common shares	2,921	3	7,232	7	13	—	—	—	10,166	10
Redemption of common shares	(116)	—	(9)	—	—	—	—	—	(125)	—
Balance as of June 30, 2017	19,273	$19	17,297	$17	13	$—	—	$—	36,583	$36

	Class A		Class T		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2016	10,274	$10	787	$1	11,061	$11
Issuance of common shares	3,712	4	3,044	3	6,756	7
Redemption of Common Shares	(24)	—	—	—	(24)	—
Balance as of June 30, 2016	13,962	$14	3,831	$4	17,793	$18

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

The tables below outline the distribution rates declared per share, per day for Class A Shares, Class T Shares and Class I Shares.

Class A Shares		Class T Shares		Class I Shares
Period Declared	Distribution Rate Per Share, Per Day	Period Declared	Distribution Rate Per Share, Per Day(1)	Period Declared	Distribution Rate Per Share, Per Day(1)
4/1/2017 - 8/31/2017	$0.001653699	4/1/2017 - 8/31/2017	$0.001653699	5/1/2017 - 8/31/2017	$0.001653699
5/1/2016 - 3/31/2017	$0.001594766	5/1/2016 - 3/31/2017	$0.001594766	N/A	N/A
10/1/2014 - 4/30/2016	$0.001575342	8/24/2015 - 4/30/2016	$0.001575342	N/A	N/A

(1)
Class T Shares and Class I Shares are subject to an ongoing distribution and stockholder servicing fee payable to the Dealer Manager of 1.0% and 0.25% per annum of the gross offering price per share (or, if the Company is no longer offering primary shares, the then-current NAV per share, if any has been disclosed), respectively. The distribution rate is the rate prior to deduction of the distribution and stockholder servicing fees payable with respect to Class T Shares and Class I Shares. The actual per share, per day distribution rate for Class T Shares and Class I Shares will vary based on the total amount of distribution and stockholder servicing fees payable for that particular period.

The following table outlines the Company’s total distributions declared to stockholders for each of the quarters ended during 2017 and 2016, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2017
June 30, 2017(1)	$2,225	$2,565	$4,790
March 31, 2017(2)	1,833	2,076	3,909
Total	$4,058	$4,641	$8,699
2016
December 31, 2016	$1,608	$1,744	$3,352
September 30, 2016	1,340	1,427	2,767
June 30, 2016	1,107	1,128	2,235
March 31, 2016	871	887	1,758
Total	$4,926	$5,186	$10,112

(1)
Includes $1.5 million of distributions that were declared on March 23, 2017 with respect to daily record dates for each day during the month of April 2017, which were paid in cash or reinvested in shares on May 1, 2017.

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

8. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended June 30,		Six Months Ended June 30,		Unpaid as of
Type and Recipient	2017	2016	2017	2016	June 30, 2017	December 31, 2016
Selling Commissions- Dealer Manager	$1,388	$1,427	$3,035	$2,761	$21	$54
Dealer Manager Fee- Dealer Manager	557	1,022	1,260	1,837	5	2
Distribution & Stockholder Servicing Fee- Dealer Manager	1,615	1,862	3,673	1,862	7,836	4,636
Issuer Costs- the Advisor	1,260	874	2,386	1,475	4,851	4,785
Acquisition Fee- the Advisor and affiliates of Hines	—	—	5,273	1,308	38	1,265
Asset Management Fee- the Advisor and affiliates of Hines (1)	1,221	—	2,383	—	1,302	941
Other- the Advisor (2)	216	194	493	364	165	295
Interest expense- Hines (3)	107	—	388	2	—	37
Property Management Fee- Hines	193	12	381	24	(15)	(19)
Leasing Fee - Hines	10	—	18	—	—	—
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	311	86	671	171	91	145
Total	$6,878	$5,477	$19,961	$9,804	$14,294	$12,141

(1)
The Advisor did not waive any asset management fees payable to it during the three and six months ended June 30, 2017 and waived all of the $0.4 million and $0.7 million in asset management fees payable to it during the three and six months ended June 30, 2016, respectively.

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

As of June 30, 2017, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $324.8 million, was $321.3 million. As of December 31, 2016, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $254.8 million, was $251.0 million. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

10. REPORTABLE SEGMENTS

As described previously, the Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. The Company’s current business consists of owning, operating, acquiring, developing, investing in, and disposing of real estate assets. All of the Company’s consolidated revenues and property operating expenses as of June 30, 2017 are from the Company’s seven consolidated real estate properties owned as of that date. As a result, the Company’s operating segments have been classified into six reportable segments: domestic office investments, domestic multi-family investments, domestic retail investments, domestic other investments, international office investments, and international multi-family investments.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total Revenue
Domestic office investments	$3,806	$—	$7,596	$—
Domestic multi-family investments	1,178	1,160	2,341	1,934
Domestic retail investments	4,866	—	9,647	—
Domestic other investments	1,911	601	3,822	1,208
International office investments	2,224	2,104	4,291	4,141
International multi-family investments	759	—	832	—
Total Revenue	$14,744	$3,865	$28,529	$7,283

For the three and six months ended June 30, 2017 and 2016, the Company’s total revenue was attributable to the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total Revenue
United States	80%	46%	82%	43%
Ireland	20%	54%	18%	57%

For the three and six months ended June 30, 2017 and 2016, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Property revenues in excess of expenses (1)
Domestic office investments	$2,584	$—	$5,172	$—
Domestic multi-family investments	764	697	1,509	1,227
Domestic retail investments	2,136	—	5,106	—
Domestic other investments	1,477	460	2,946	908
International office investments	1,771	1,733	3,394	3,433
International multi-family investments	517	—	579	—
Property revenues in excess of expenses	$9,249	$2,890	$18,706	$5,568

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of June 30, 2017 and December 31, 2016, the Company’s total assets by segment were as follows (in thousands):

	June 30, 2017	December 31, 2016
Total Assets
Domestic office investments	$134,483	$137,407
Domestic multi-family investments	54,202	55,201
Domestic retail investments	205,580	—
Domestic other investments	76,134	78,182
International office investments	108,422	99,002
International multi-family investments	45,095	—
Corporate-level accounts	11,159	100,553
Total Assets	$635,075	$470,345

As of June 30, 2017 and December 31, 2016, the Company’s total assets were attributable to the following countries:

	June 30, 2017	December 31, 2016
Total Assets
United States	76%	79%
Ireland	24%	21%

For the three and six months ended June 30, 2017 and 2016 the Company’s reconciliation of the Company’s property revenues in excess of expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reconciliation to property revenue in excess of expenses
Net income (loss)	$(2,108)	$(780)	$(11,354)	$(2,192)
Depreciation and amortization	7,611	2,360	14,905	4,311
Acquisition related expenses	230	357	2,091	440
Asset management and acquisition fees	1,221	—	7,656	1,336
General and administrative expenses	517	465	1,279	973
(Gain) loss on derivative instruments	27	1	74	4
Foreign currency (gains) losses	(234)	89	(295)	(49)
Interest expense	2,314	428	4,592	786
Interest income	(4)	(30)	(13)	(41)
(Benefit) provision for income taxes	(325)	—	(229)	—
Total property revenues in excess of expenses	$9,249	$2,890	$18,706	$5,568

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4,087	$648
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$1,648	$797
Distributions reinvested	$4,386	$1,856
Shares tendered for redemption	$147	$—
Other receivables	$500	$869
Non-cash net liabilities assumed	$1,652	$100
Assumption of mortgage upon acquisition of property	$95,260	$—
Offering costs payable to the Advisor	$67	$1,340
Selling commissions, dealer manager fees and distribution and stockholder servicing fees payable to the Dealer Manager	$3,226	$1,826
Equipment acquired under capital lease	$—	$215
Accrued capital additions	$218	$34

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

13. SUBSEQUENT EVENTS

Public Offering

The Company expects to file a registration statement on Form S-11 with the Securities and Exchange Commission for a follow-on public offering on or before August 18, 2017, and in connection therewith, on August 9, 2017, the Company’s board of directors approved the extension of the Offering until a date to be determined in its sole discretion.

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

Executive Summary

Hines Global REIT II, Inc. (“Hines Global II” and, together with its consolidated subsidiaries, “we,” “us” or the “Company”) was formed in July 2013 to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. In August 2014, we commenced an offering of up to $2.5 billion of our common stock (the “Offering”) in any combination of Class A shares (“Class A Shares”) and Class T shares (“Class T Shares”). We amended our Offering, effective April 28, 2017, such that we are now offering up to $2.5 billion in shares of our common stock in any combination of Class A Shares, Class T Shares and Class I Shares (“Class I Shares”). We engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of our Advisor, to serve as the dealer manager for the Offering and market our shares. As of August 7, 2017, we have received gross offering proceeds of $379.8 million from the sale of 38.8 million shares. See “— Subsequent Events” for additional information regarding an update to the Offering.

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

Also, the Advisory Agreement was amended, effective February 29, 2016, to reflect that we will not reimburse our Advisor for the cumulative issuer costs incurred in connection with our organization and public offerings, in excess of 2.5% of gross offering proceeds from our public offerings. As a result, on April 14, 2016, our Advisor reimbursed us for $4.0 million in issuer costs that we had previously reimbursed to our Advisor in excess of this 2.5% cap. From inception through June 30, 2017, we have reimbursed our Advisor $8.6 million in issuer costs out of $13.5 million in issuer costs incurred by our Advisor.

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

The table below outlines, with respect to each of the quarters during 2016, the asset management fees earned by our Advisor before application of the waivers, the amounts waived pursuant to the asset management fee waivers described above, if any, and the asset management fees that were earned by our Advisor after application of the waivers (in thousands). Our Advisor did not waive any asset management fees payable to it during the three and six months ended June 30, 2017.

For the Three Months Ended	Asset Management Fee Pre-Waiver	Asset Management Fee Waived	Asset Management Fee Post-Waiver
December 31, 2016	$751	$242	$509
September 30, 2016	708	269	439
June 30, 2016	377	377	—
March 31, 2016	364	364	—
Total	$2,200	$1,252	$948

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. The following table provides additional information regarding each of the properties in which we owned an interest as of June 30, 2017.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (1)	Estimated Going-in Capitalization Rate (2)	Leasable Square Feet	Percent Leased
2819 Loker Avenue East	Carlsbad, California	Industrial	12/2014; $25.4	6.5%	161,310	100%
Bishop's Square	Dublin, Ireland	Office	3/2015; $103.2	6.1%	153,387	100%
Domain Apartments	Las Vegas, Nevada	Multi-family	1/2016; $58.1	5.5%	331,038	95%
Cottonwood Corporate Center	Salt Lake City, Utah	Office	7/2016; $139.2	6.9%	490,030	94%
Goodyear Crossing II	Phoenix, Arizona	Industrial	8/2016; $56.2	8.5%	820,384	100%
Rookwood	Cincinnati, Ohio	Retail	1/2017; $193.7	6.0%	590,501	96%
Montrose Student Residences	Dublin, Ireland	Multi-family	3/2017; $40.6	5.5%	87,607	93%
Total for All Investments					2,634,257	97%

(1)
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

We expect that once we have fully invested the proceeds of the Offering and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. As of June 30, 2017, our portfolio was approximately 48% leveraged, based on the most recent appraised values of our real estate investments or net purchase prices for properties acquired subsequent to December 31, 2016.

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

Net cash provided by operating activities was $3.8 million for the six months ended June 30, 2017 compared to net cash provided by operating activities of $2.3 million for the six months ended June 30, 2016. Our operating cash flows increased by $1.5 million between these periods primarily due to our acquisition of additional properties. Additionally, we paid acquisition fees and acquisition-related expenses totaling $8.6 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively, which reduced our operating cash flows for each respective period. Under U.S generally accepted accounting principles (“GAAP”), acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from the Offering and/or acquisition-related indebtedness.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 and 2016 were primarily due to the following:

Six months ended June 30, 2017

•	Payment of $131.8 million related to the acquisition of Rookwood and the Montrose Student Residences.

Six months ended June 30, 2016

•	Payment of $56.5 million related to the acquisition of the Domain Apartments.

•
Payment of a $4.8 million earnest money deposit in connection with the acquisition of Cottonwood Corporate Center, which we acquired in July 2016, and payment of a $1.0 million earnest money deposit in connection with the acquisition of Goodyear Crossing II, which we acquired in August 2016.

Cash Flows from Financing Activities

Initial Public Offering

During the six months ended June 30, 2017 and 2016, we raised gross proceeds of $96.9 million and $66.0 million, respectively, from the Offering, excluding proceeds from the distribution reinvestment plan. In addition, during the six months ended June 30, 2017 and 2016, we redeemed $1.2 million and $0.2 million shares of our common stock pursuant to our share redemption program, respectively.

In addition to the investing activities described previously, we use proceeds from the Offering to make certain payments to our Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of issuer costs. During the six months ended June 30, 2017 and 2016, we made payments of $7.1 million and $7.8 million, respectively, for selling commissions, dealer manager fees, distribution and stockholder servicing fees and issuer costs related to the Offering. These selling commissions and dealer manager fees are lower for Class T Shares and Class I Shares of our common stock than for Class A Shares. Therefore, the decrease in the payment of these fees and commissions noted above is primarily due to a higher proportion of Class T Shares and Class I Shares being sold during the current period. We also amended our Dealer Manager Agreement in July 2016 to reduce the dealer manager fees payable by us on the sale of Class A Shares and Class T Shares, and no dealer manager fees are payable by us with respect to Class I Shares.

Finally, our Advisory Agreement was amended, effective February 29, 2016, to cap the amount which we will reimburse our Advisor for the cumulative issuer costs incurred in connection with our organization and our public offerings at 2.5% of gross proceeds from our public offering. As a result of the cap on reimbursement as a percentage of gross offering proceeds, on April 14, 2016, our Advisor reimbursed us for $4.0 million in issuer costs that we had previously reimbursed in excess of this new 2.5% cap. As we raise additional offering proceeds, we expect to reimburse our Advisor for the $4.0 million in issuer costs they recently repaid to us to the extent such costs do not exceed 2.5% of gross offering proceeds from our public offerings.

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

Class A Shares
Period Declared	Distribution Rate Per Share, Per Day	Annualized Distribution Rate Per Share
4/1/2017 - 8/31/2017	$0.001653699	$0.60
5/1/2016 - 3/31/2017	$0.001594766	$0.58
10/1/2014 - 4/30/2016	$0.001575342	$0.57

Class T Shares
Period Declared	Gross Distribution Rate Per Share, Per Day	Net Annualized Distribution Rate Per Share (1)
4/1/2017 - 8/31/2017	$0.001653699	$0.50
5/1/2016 - 3/31/2017	$0.001594766	$0.48
8/24/2015 - 4/30/2016	$0.001575342	$0.47

Class I Shares
Period Declared	Gross Distribution Rate Per Share, Per Day	Net Annualized Distribution Rate Per Share (2)
5/1/2017 - 8/31/2017	$0.001653699	$0.58

(1)
Class T Shares are subject to an ongoing distribution and stockholder servicing fee payable to the Dealer Manager of 1.0% per annum of the gross offering price per share (or, if we are no longer offering primary shares, the then-current NAV per share, if any has been disclosed). For purposes of calculating the net annualized distribution rate per share, we deduct from the gross annualized distribution rate per share an amount equal to 1.0% of the gross offering price, assuming a constant, per share offering price $10.06. The actual distribution rate for Class T Shares will vary based on the actual per share offering price in effect and the total amount of distribution and stockholder servicing fees payable. The actual net annualized distribution rate per share will be higher or lower than the rates presented depending on the price paid by the stockholder for the shares. We sold shares at varying prices during the periods presented in the table, all of which were lower than the current per share offering price.

(2)
Class I Shares are subject to an ongoing distribution and stockholder servicing fee payable to the Dealer Manager of 0.25% per annum of the gross offering price per share (or, if we are no longer offering primary shares, the then-current NAV per share, if any has been disclosed). For purposes of calculating the net annualized distribution rate per share, we deduct from the gross annualized distribution rate per share an amount equal to 0.25% of the gross offering price, assuming a constant, per share offering price $9.73. The actual distribution rate for Class I Shares will vary based on the actual per share offering price in effect and the total amount of distribution and stockholder servicing fees payable. The actual net annualized distribution rate per share will be higher or lower than the rates presented depending on the price paid by the stockholder for the shares.

Distributions paid to stockholders during the three months ended June 30, 2017 and 2016 were $4.6 million and $2.1 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. Distributions paid to stockholders during the six months ended June 30, 2017 and 2016 were $8.2 million and $3.7 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated sufficient cash flows from operations to fully fund distributions paid. Therefore some or all of our distributions have been and may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the six months ended June 30, 2017, we funded 45% of total distributions with cash flows from financing activities, which included offering proceeds. For the six months ended June 30, 2016, we funded 44% of total distributions with cash flows from financing activities, which includes offering proceeds. As described previously, we paid acquisitions fees and acquisition-related expenses totaling $8.6 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively. Acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund such acquisition fees and acquisition-related expenses with proceeds from the Offering and/or acquisition-related indebtedness.

The following table outlines our total distributions declared to stockholders for each of the quarters during 2017 and 2016, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	Stockholders			Sources(1)
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities
2017
June 30, 2017(2)	$2,225	$2,565	$4,790	$4,793	100%	$—	—%
March 31, 2017(3)	1,833	2,076	3,909	—	—%	3,912	100%
Total	$4,058	$4,641	$8,699	$4,793	55%	$3,912	45%
2016
December 31, 2016	$1,608	$1,744	$3,352	$379	11%	$2,976	89%
September 30, 2016	1,340	1,427	2,767	1,449	52%	1,321	48%
June 30, 2016	1,107	1,128	2,235	2,238	100%	—	—%
March 31, 2016	871	887	1,758	—	—%	1,761	100%
Total	$4,926	$5,186	$10,112	$4,066	40%	$6,058	60%

(1)	Includes sources used to fund distributions paid to noncontrolling interests.

(2)	Includes $1.5 million of distributions that were declared on March 23, 2017 with respect to daily record dates for each day during the month of April 2017.

(3)
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

The table below provides additional information regarding our asset management fees and related waivers with respect to each of the quarters in 2016 (in thousands). Our Advisor did not waive any asset management fees payable to it during the three and six months ended June 30, 2017.

For the Three Months Ended	Asset Management Fee Pre-Waiver	Asset Management Fee Waived	Asset Management Fee Post-Waiver
December 31, 2016	$751	$242	$509
September 30, 2016	708	269	439
June 30, 2016	377	377	—
March 31, 2016	364	364	—
Total	$2,200	$1,252	$948

Debt Financings

As mentioned previously, our portfolio was approximately 48% leveraged as of June 30, 2017 (based on the most recent appraised values of our real estate investments or net purchase prices for properties acquired subsequent to December 31, 2016) with a weighted average interest rate of 2.57%. Below is additional information regarding our loan activity for the six months ended June 30, 2017 and 2016. See Note 5 — Debt Financing for additional information regarding our outstanding debt.

Six months ended June 30, 2017

•	We assumed $96.0 million in mortgage loans related to the acquisition of Rookwood.

•
We entered into $24.4 million of permanent mortgage financing related to the acquisition of the Montrose Student Residences and paid $0.2 million to purchase an interest rate cap to effectively cap the Euribor interest rate at 1.25% with a notional amount of €17.0 million (approximately $18.3 million assuming a rate of $1.08 per EUR as of the date of the agreement).

•	We made payments of $0.4 million in financing costs related to the mortgage loans at Rookwood and the Montrose Student Residences.

•	We borrowed $7.0 million under the Hines Credit Facility and made payments of $63.0 million on this facility. We had no outstanding balance under this facility as of June 30, 2017.

Six months ended June 30, 2016

•	We entered into $34.3 million of permanent mortgage financing related to the acquisition of the Domain Apartments.

•	We borrowed $3.0 million under the Hines Credit Facility and made payments of $3.0 million on this facility. No amounts were outstanding under this facility as of June 30, 2016.

•	We made payments of $0.3 million for financing costs related to our mortgage loan on the Domain Apartments.

Results of Operations

We owned seven properties that were 97% leased as of June 30, 2017 compared to three properties that were 99% leased as of June 30, 2016. As we are currently in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties. Amounts recorded in our condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 are due to the following:

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

•
We pay our Advisor acquisition fees equal to 2.25% of the purchase price of our real estate investments. Acquisition fees for the six months ended June 30, 2017 were higher than those for the six months ended June 30, 2016 due to an increase in our acquisition activity. We acquired two properties for an aggregate purchase price of $234.3 million during the six months ended June 30, 2017, as compared to one property for $58.1 million during the six months ended June 30, 2016.

•
General and administrative expenses for the six months ended June 30, 2017 and 2016 primarily consist of legal and accounting fees, costs and expenses associated with our board of directors, transfer agent costs and insurance costs. Certain of these costs are variable and will increase in the future as we continue to raise capital and make additional real estate investments.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations for the three and six months ended June 30, 2017 and 2016 and the period from inception through June 30, 2017 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 31, 2013 (date of inception) through June 30, 2017
	2017	2016	2017	2016
Net income (loss)	$(2,108)	$(780)	$(11,354)	$(2,192)	$(29,661)
Depreciation and amortization (1)	7,611	2,360	14,905	4,311	34,533
Adjustments for noncontrolling interests (2)	(8)	(6)	(15)	(7)	182
Funds From Operations attributable to common stockholders	5,495	1,574	3,536	2,112	5,054
Loss (gain) on derivative instruments (3)	27	1	74	4	121
Loss (gain) on foreign currency (4)	(157)	83	(233)	(45)	(233)
Other components of revenues and expenses (5)	(567)	(256)	(1,194)	(515)	(4,168)
Acquisition fees and expenses (6)	229	357	7,363	1,747	20,760
Adjustments for noncontrolling interests (2)	—	—	(4)	(2)	(83)
Modified Funds From Operations attributable to common stockholders	$5,027	$1,759	$9,542	$3,301	$21,451
Basic and diluted income (loss) per common share	$(0.06)	$(0.05)	$(0.36)	$(0.15)	$(2.86)
Funds From Operations attributable to common stockholders per common share	$0.16	$0.10	$0.11	$0.15	$0.49
Modified Funds From Operations attributable to common stockholders per common share	$0.15	$0.11	$0.30	$0.23	$2.08
Weighted average shares outstanding	34,582	16,014	31,985	14,277	10,303

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

(5)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and six months ended June 30, 2017 and 2016 and the period from inception through June 30, 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 31, 2013 (date of inception) through June 30, 2017
	2017	2016	2017	2016
Straight-line rent adjustment (a)	$(360)	$(164)	$(760)	$(333)	$(3,289)
Amortization of lease incentives (b)	22	1	29	3	36
Amortization of out-of-market leases (b)	(282)	(93)	(569)	(185)	(1,021)
Other	53	—	106	—	106
	$(567)	$(256)	$(1,194)	$(515)	$(4,168)

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

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•	For the three and six months ended June 30, 2017, we incurred $0.4 million and $0.7 million in distribution and stockholder servicing fees.

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

The table below provides additional information regarding our asset management fees and related waivers, for the periods presented below (in thousands). Our Advisor did not waive any asset management fees payable to it during the three and six months ended June 30, 2017. As a result of these fee waivers, cash flows from operations that would have been paid to our Advisor for asset management fees may be available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that are waived will not be paid to our Advisor in cash at any time in the future.

For the Three Months Ended	Asset Management Fee Pre-Waiver	Asset Management Fee Waived	Asset Management Fee Post-Waiver
December 31, 2016	$751	$242	$509
September 30, 2016	708	269	439
June 30, 2016	377	377	—
March 31, 2016	364	364	—
Total	$2,200	$1,252	$948

Period from July 31, 2013 (date of inception) through June 30, 2017	$5,487	$1,851	$3,636

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from our debt financings, proceeds from the Offering, cash advances from our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets to fund distributions to our stockholders. For the six months ended June 30, 2017 and 2016, we funded 45% and 44%, respectively, of total distributions with cash flows from financing activities, which includes offering proceeds. Our Advisor waived $0.7 million in asset management fees payable to it for the six months ended June 30, 2016. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through June 30, 2017, we declared $21.8 million of distributions to our stockholders, compared to our total aggregate FFO of $5.1 million and our total aggregate net loss of $29.7 million for that period. During the Offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded reductions to net income (loss) and FFO. From inception through June 30, 2017, we incurred acquisition fees and expenses totaling $20.8 million. For the six months ended June 30, 2017, we declared $8.7 million of distributions to our stockholders compared to our total aggregate FFO of $3.5 million. For the six months ended June 30, 2016, we declared $4.0 million of distributions to our stockholders compared to our total aggregate FFO of $2.1 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Public Offering

We expect to file a registration statement on Form S-11 with the Securities and Exchange Commission for a follow-on public offering on or before August 18, 2017, and in connection therewith, on August 9, 2017, our board of directors approved the extension of the Offering until a date to be determined in its sole discretion.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk, currency risk and real estate valuation risk are the primary market risks to which we are exposed. As of June 30, 2017, we were exposed to the market risks listed below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of June 30, 2017, we had $152.2 million of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $1.5 million in interest expense. Additionally, we have entered into interest rate caps to limit our exposure to rising interest rates related to our mortgage loans secured by Bishop’s Square and the Montrose Student Residences. See Note 5 — Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt.

Foreign Currency Risk

Our investments in Bishop’s Square and the Montrose Student Residences are subject to the effects of exchange rate movements between the Euro and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our condensed consolidated financial statements. We have entered into mortgage loans denominated in Euros for these investments, which provides a natural hedge with regard to changes in exchange rates between the Euro and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of Euros, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Based upon our analysis, a 10% immediate, unfavorable change in the exchange rate between the Euro and U.S. dollar would have decreased the net book value of our investment in Bishop’s Square and the Montrose Student Residences by approximately $4.5 million and would have reduced the net income (loss) of Bishop’s Square and the Montrose Student Residences by $320,000.

Other Risks

As described elsewhere in this Quarterly Report on Form 10-Q, our Advisor agreed to waive the asset management fee otherwise payable to it pursuant to our Advisory Agreement for each of the quarters in 2014 through 2016 and the first quarter of 2017, to the extent that our MFFO for such quarter, as reduced to reflect the distribution and stockholder servicing fees payable for such quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounts to less than 100% of the aggregate distributions declared for such quarter. There can be no assurances that our Advisor will elect to continue this waiver in future periods, and if not, cash available to pay distributions in future periods may be reduced.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of August 14, 2017, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

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
The DOL has adopted certain amendments, including an amendment to the definition of “fiduciary” under ERISA and the Code. The amendments have broadened the definition of “fiduciary” and have changed the prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including individual retirement accounts). The amendments took effect in 2016, with implementation scheduled to commence on April 10, 2017 and continue through January 1, 2018; however, the initial implementation date was delayed until June 9, 2017. On February 3, 2017, a Presidential Memorandum was issued directing the DOL to, among other things, examine the regulation to determine whether it may adversely affect the ability of Americans to gain access to market information and financial advice. The outcome of this review by the DOL and the ultimate impact of the final regulation are not yet known, but if the regulation is implemented, it could negatively impact the sale of shares of our common stock to such employee benefit plans and retirement plans and accounts.
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
Each of these effects may occur before the United Kingdom departs from the European Union because the capital and credit markets are subject to volatility and disruption caused by the uncertainty introduced by the Brexit vote. As of June 30, 2017, 26% of our real estate investment portfolio consisted of a property located in Dublin, Ireland (based on the estimated aggregate value of our real estate investments). A decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our portfolio, which could, among other things, adversely affect our business and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2017, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Use of Proceeds from Registered Securities

On August 20, 2014, the Registration Statement on Form S-11 (File No. 333-191106) for the Offering was declared effective under the Securities Act. The Offering commenced on August 20, 2014 and is currently expected to terminate on or before August 20, 2017, unless extended by our board of directors. See “Item 2. Management’s Discussion and analysis of Financial Condition and Results of Operations—Subsequent Events” for information concerning the extension of this Offering.

From August 20, 2014 through June 30, 2017, we received gross proceeds of approximately $193.5 million through the sale of 19.5 million Class A Shares, $165.6 million through the sale of 17.3 million Class T Shares and $125,000 through the sale of 13,000 Class I Shares to the public in connection with the Offering. Since August 20, 2014, we have used proceeds from the Offering to pay $22.5 million of selling commissions and dealer manager fees, as well as $8.6 million of issuer costs related to the Offering.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” for additional information regarding the amendment to our Advisory Agreement executed in April 2016 and effective February 29, 2016, which has reduced the amount of issuer costs payable to our Advisor as a percentage of gross offering proceeds. As a result of the amendment to our Advisory Agreement, our Advisor reimbursed us for $4.0 million in issuer costs that we had previously reimbursed to our Advisor. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” for additional information regarding the amendment of the Dealer Manager Agreement, pursuant to which our Advisor will pay a portion of the dealer manager fees payable to the dealer manager, without reimbursement from us. The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines.

Net proceeds available for investment after the payment of the costs described above were approximately $317.2 million. A portion of these proceeds, along with proceeds from debt financing, were used to make approximately $307.5 million of investments in real estate, including the purchase price of our investments, acquisition fees and expenses, and costs of leveraging each real estate investment. We had approximately $9.8 million in uninvested offering proceeds as of June 30, 2017.

Additionally, we have not generated sufficient cash flow from operations to fully fund distributions paid. From inception through June 30, 2017, a portion of our distributions have been funded with cash flows from financing activities, which includes offering proceeds. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Distributions” for a description of the sources that have been used to fund our distributions.

Issuer Redemptions of Equity Securities

We offer a share redemption program applicable to Class A Shares and Class T Shares and a share redemption program applicable to Class I Shares and Class J Shares, each of which may allow stockholders who have purchased shares from us or received their shares through a non-cash transaction, not in the secondary market, to have their shares redeemed subject to certain limitations and restrictions. The terms of our share redemption programs are described more fully below.

Share Redemption Program Applicable to Class A Shares and Class T Shares

Our share redemption program applicable to Class A shares and Class T Shares does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year, and unless our board of directors determines otherwise, redemptions will be further limited to the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the bankruptcy, death or disability of a stockholder. No fees will be paid to Hines in connection with any redemption.

Share Redemption Program Applicable to Class I Shares and Class J Shares

Our share redemption program applicable to Class I shares and Class J Shares does not have a fixed expiration date, but it is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. Under our share redemption program applicable to Class I Shares and Class J Shares, we may redeem during any calendar month Class I Shares and Class J Shares whose aggregate value (based on the redemption price per share in effect when the redemption is effected) is 2% of the aggregate NAV of such classes of shares as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the redemption price per share in effect when the redemption is effected) is up to 5% of NAV of such classes of shares as of the last calendar day of the prior calendar quarter. During a given quarter, if in each of the first two months of such quarter the 2% redemption limit is reached and stockholders’ redemptions are reduced pro rata for such months, then in the third and final month of that quarter, the applicable limit for such month will likely be less than 2% of the NAV applicable to all such shares as of the last calendar day of the previous month because the redemptions for that month, combined with the redemptions in the previous two months, cannot exceed 5% of the NAV of such classes of shares as of the last calendar day of the prior calendar quarter.

There is no minimum holding period for Class I Shares and Class J Shares. However, Class I Shares and/or Class J Shares that have not been outstanding for at least one year will be redeemed at 95% of the redemption price that would otherwise apply. Upon request, we may waive the short-term holding discount in the case of the death or disability of a stockholder. The discount also will be waived with respect to shares issued pursuant to our distribution reinvestment plan and any shares that we issue as stock dividends. No fees will be paid to Hines in connection with any redemption.

All eligible requests for redemptions that were received for the three months ended June 30, 2017 were redeemed using proceeds from our distribution reinvestment plan. See the full text of our share redemption programs, which are incorporated by reference as Exhibits 99.1 and 99.2 to this Quarterly Report on Form 10-Q, for all of the terms and conditions of the programs. The following table lists shares we redeemed under our share redemption program during the period covered by this report, including the average price paid per share.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs
April 1, 2017 to April 30, 2017	59,466	$9.66	59,466	(1)
May 1, 2017 to May 31, 2017	9,158	$9.65	9,158	(1)
June 1, 2017 to June 30, 2017	8,161	$9.69	8,161	(1)
Total	76,785		76,785

(1)	We limit the number of shares that may be redeemed quarterly under the programs as described above.

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

HINES GLOBAL REIT II, INC.

August 14, 2017	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

August 14, 2017	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

Exhibit No.	Description
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

3.6	Articles Supplementary of Hines Global REIT II, Inc. (filed as Exhibit 3.1 to Post-Effective Amendment No. 12 to the Registration Statement on April 28, 2017 and incorporated by reference herein)
4.1	Form of Subscription Agreement (filed as Appendix B to the Prospectus filed on April 28, 2017 and incorporated by reference herein)
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

101*
The following materials from Hines Global REIT II, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on August 14, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith