Form 10-Q
period 2017-09-30
HINES GLOBAL REIT II, INC.
filed 2017-11-09
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

As of November 6, 2017, approximately 20,144,588 shares of the registrant’s class A common stock, 20,847,380 shares of the registrant’s class T common stock and 92,063 shares of the registrant’s class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2017	December 31, 2016
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$504,457	$283,875
Cash and cash equivalents	54,886	98,137
Restricted cash	6,246	1,576
Derivative instruments	79	—
Tenant and other receivables, net	6,430	4,803
Intangible lease assets, net	97,217	76,070
Deferred leasing costs, net	872	314
Other assets	2,430	5,570
Total assets	$672,617	$470,345
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$10,772	$7,549
Due to affiliates	16,418	12,141
Intangible lease liabilities, net	14,858	2,421
Other liabilities	6,436	3,041
Distributions payable	1,833	1,195
Note payable to affiliate	—	56,000
Notes payable, net	325,531	197,815
Total liabilities	$375,848	$280,162

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2017 and December 31, 2016	—	—
Class A common stock, $0.001 par value per share; 375,000 authorized; 20,028 and 16,469 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	20	16
Class T common stock, $0.001 par value per share; 375,000 authorized; 20,684 and 10,074 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	21	10
Class I common stock, $0.001 par value per share; 375,000 authorized; 91 issued and outstanding as of September 30, 2017 and none issued and outstanding as of December 31, 2016	—	—
Class J common stock, $0.001 par value per share; 375,000 authorized, none issued or outstanding as of September 30, 2017 and December 31, 2016, respectively	—	—
Additional paid-in capital	351,623	224,134
Accumulated distributions in excess of earnings	(58,262)	(31,222)
Accumulated other comprehensive income (loss)	3,367	(2,755)
Total stockholders’ equity	296,769	190,183
Noncontrolling interests	—	—
Total equity	296,769	190,183
Total liabilities and equity	$672,617	$470,345
See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2017 and 2016
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$14,869	$7,849	$42,951	$14,888
Other revenue	236	265	682	509
Total revenues	15,105	8,114	43,633	15,397
Expenses:
Property operating expenses	2,372	1,445	6,629	2,764
Real property taxes	2,523	617	7,614	891
Property management fees	249	159	727	280
Depreciation and amortization	7,203	5,562	22,108	9,873
Acquisition related expenses	550	930	2,641	1,370
Asset management and acquisition fees	1,234	4,836	8,890	6,137
General and administrative expenses	787	579	2,065	1,588
Total expenses	14,918	14,128	50,674	22,903
Income (loss) before other income (expenses)	187	(6,014)	(7,041)	(7,506)
Other income (expenses):
Gain (loss) on derivative instruments	(26)	(1)	(100)	(6)
Foreign currency gains (losses)	132	(41)	427	8
Interest expense	(2,270)	(1,115)	(6,861)	(1,901)
Interest income	49	7	62	48
Income (loss) before benefit (provision) for income taxes	(1,928)	(7,164)	(13,513)	(9,357)
Benefit (provision) for income taxes	385	—	614	—
Net income (loss)	(1,543)	(7,164)	(12,899)	(9,357)
Net (income) loss attributable to noncontrolling interests	(3)	(3)	(9)	(9)
Net income (loss) attributable to common stockholders	$(1,546)	$(7,167)	$(12,908)	$(9,366)
Basic and diluted income (loss) per common share	$(0.04)	$(0.36)	$(0.38)	$(0.58)
Weighted average number of common shares outstanding	38,932	19,808	34,326	16,134
Cash distributions declared per class A share	$0.15	$0.15	$0.45	$0.43
Cash distributions declared per class T share	$0.13	$0.12	$0.37	$0.36
Cash distributions declared per class I share	$0.15	$—	$0.24	$—

Comprehensive income (loss):
Net income (loss)	$(1,543)	$(7,164)	$(12,899)	$(9,357)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,972	379	6,122	1,094
Comprehensive income (loss)	$429	$(6,785)	$(6,777)	$(8,263)
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(3)	(9)	(9)
Comprehensive income (loss) attributable to common stockholders	$426	$(6,788)	$(6,786)	$(8,272)

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2017 and 2016
(UNAUDITED)
(In thousands)

Hines Global REIT II, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2017	26,542	$26	$224,134	$(31,222)	$(2,755)	$190,183	$—
Issuance of common shares	14,427	15	143,012	—	—	143,027	—
Distributions declared	—	—	—	(14,132)	—	(14,132)	(9)
Redemption of common shares	(166)	—	(1,445)	—	—	(1,445)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(11,131)	—	—	(11,131)	—
Issuer costs	—	—	(2,947)	—	—	(2,947)	—
Net income (loss)	—	—	—	(12,908)	—	(12,908)	9
Foreign currency translation adjustment	—	—	—	—	6,122	6,122	—
Balance as of September 30, 2017	40,803	$41	$351,623	$(58,262)	$3,367	$296,769	$—

Hines Global REIT II, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2016	11,061	$11	$91,577	$(9,757)	$(1,392)	$80,439	$—
Issuance of common shares	10,848	11	104,953	—	—	104,964	—
Distributions declared	—	—	—	(6,760)	—	(6,760)	(9)
Redemption of common shares	(44)	—	(438)	—	—	(438)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(9,713)	—	—	(9,713)	—
Issuer costs	—	—	(2,458)	—	—	(2,458)	—
Net income (loss)	—	—	—	(9,366)	—	(9,366)	9
Foreign currency translation adjustment	—	—	—	—	1,094	1,094	—
Balance as of September 30, 2016	21,865	$22	$183,921	$(25,883)	$(298)	$157,762	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2017 and 2016
(UNAUDITED)

	2017	2016
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(12,899)	$(9,357)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	21,710	9,800
Foreign currency (gains) losses	(427)	(8)
(Gain) loss on derivative instruments	100	6
Changes in assets and liabilities:
Change in other assets	(821)	(355)
Change in tenant and other receivables	(2,606)	(1,854)
Change in deferred leasing costs	(620)	—
Change in accounts payable and accrued expenses	2,331	1,180
Change in other liabilities	1,750	(653)
Change in due to affiliates	(868)	4,988
Net cash from (used in) operating activities	7,650	3,747
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(131,758)	(244,817)
Capital expenditures at operating properties	(1,305)	(127)
Deposits on investment property	—	(5,000)
Net cash used in investing activities	(133,063)	(249,944)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	137,085	104,474
Redemption of common shares	(1,590)	(414)
Payment of issuer costs	(3,449)	(3,783)
Reimbursement of issuer costs	—	4,050
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(6,525)	(6,899)
Distributions paid to stockholders and noncontrolling interests	(6,316)	(3,094)
Proceeds from notes payable	24,386	141,300
Payments on notes payable	(1,233)	(269)
Proceeds from related party note payable	7,000	25,500
Payments on related party note payable	(63,000)	(25,500)
Change in security deposit liability	(24)	24
Deferred financing costs paid	(471)	(657)
Payments related to interest rate contracts	(169)	—
Net cash from financing activities	85,694	234,732
Effect of exchange rate changes on cash, restricted cash and cash equivalents	1,138	64
Net change in cash, restricted cash and cash equivalents	(38,581)	(11,401)
Cash, restricted cash and cash equivalents, beginning of period	99,713	18,789
Cash, restricted cash and cash equivalents, end of period	$61,132	$7,388

See notes to the condensed consolidated financial statements.

HINES GLOBAL REIT II, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2017 and 2016

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global REIT II, Inc. as of September 30, 2017 and December 31, 2016, the results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes for the year ended December 31, 2016 included in Hines Global REIT II, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016.

Hines Global REIT II, Inc. (the “Company”), was incorporated in Maryland on July 31, 2013, to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for 60 years. The Company is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

The Company raises capital for its investments through public offerings of its common stock. The Company commenced its initial public offering of up to $2.5 billion of its common stock (the “Offering”) in August 2014 and raised $402.1 million in primary offering proceeds. On September 30, 2017, the Company suspended the sale of shares in the primary portion of the Offering. The Company is continuing to offer shares pursuant to its distribution reinvestment plan. The Company has filed a Registration Statement on Form S-11 (File No. 333-220046) with the Securities and Exchange Commission (the “SEC”) to pursue its second public offering of common shares (the “Follow-on Offering”). The Company engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for the Offering and expects to engage the Dealer Manager to serve as the dealer manager for the Follow-on Offering.

As of September 30, 2017, the Company owned direct investments in seven properties totaling 2.6 million square feet that were 97% leased. Subsequent to September 30, 2017, the Company acquired Queen’s Court Student Residences (“Queen’s Court”), a student housing property located in Reading, United Kingdom. See the table in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” for additional information regarding the Company’s real estate investments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q include the accounts of Hines Global REIT II, Inc. and Hines Global REIT II Properties, LP (the “Operating Partnership”) (over which the Company exercises financial and operating control). All intercompany balances and transactions have been eliminated in consolidation.

Tenant and Other Receivables

Tenant and other receivable balances consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent. As of September 30, 2017 and December 31, 2016, tenant and other receivables consisted of a receivable from the Company’s transfer agent related to offering proceeds not received by the balance sheet date of $0.4 million and $1.6 million, respectively.

Deferred Financing Costs

Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $1.3 million and $1.0 million as of September 30, 2017 and December 31, 2016, respectively. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations.

Other Assets

Other assets included the following (in thousands):

	September 30, 2017	December 31, 2016
Deposits on investment property (1)	$—	$5,000
Deferred issuer costs	974	—
Prepaid insurance	80	219
Prepaid property taxes	76	74
Deferred tax assets	862	—
Other	438	277
Other assets	$2,430	$5,570

(1)
As of December 31, 2016, this amount consisted of a $5.0 million earnest money deposit in connection with the acquisition of Rookwood in January 2017. See Note 3 — Investment Property for additional information regarding the acquisition of Rookwood.

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Straight-line rent receivables were $3.7 million and $2.5 million as of September 30, 2017 and December 31, 2016, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

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

Reclassifications

In connection with recent amendments to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”) regarding the presentation of restricted cash in the statements of cash flows that the Company adopted as of December 31, 2016, the Company reclassified an immaterial amount of restricted cash on the statement of cash flows as of September 30, 2016 to be consistent with the presentation of cash and cash equivalent balances as of September 30, 2017.

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

Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this pronouncement. Rental income from leasing arrangements is specifically excluded from ASU 2014-09, and will be evaluated by the Company in its adoption of the lease accounting standard, ASU 2016-02 (described below). Once ASU 2016-02 goes into effect, the new revenue standard, ASU 2014-09, may apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance and provision of utilities), even when the revenue for such activities is not separately stipulated in the lease. In that case, the revenue from these items previously recognized on a straight-line basis under current lease guidance would be recognized under the new revenue guidance as the related services are delivered. As a result, while the total revenue recognized over time would not differ under the new guidance, the recognition pattern could be different. The Company has completed its initial assessment of each of its revenue streams to identify differences in the timing, measurement or presentation of revenue recognition under the new standard, and has elected the modified retrospective method of adoption. While the Company does not expect there to be a material change to its revenue recognition as a result of the adoption of ASU 2014-09, the Company is still evaluating the impact of this adoption on our identified sources of revenue. The Company is also evaluating its controls around the implementation of ASU 2014-09 and believes there will be no significant impact on its control structure.

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

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Buildings and improvements (1)	$434,055	$256,452
Less: accumulated depreciation	(14,913)	(6,337)
Buildings and improvements, net	419,142	250,115
Land	85,315	33,760
Investment property, net	$504,457	$283,875

(1)
Included in buildings and improvements is approximately $0.5 million and $0.3 million of construction-in-progress related to the expansion of Bishop’s Square as of September 30, 2017 and December 31, 2016, respectively. Subsequent to September 30, 2017, the Company commenced construction at Bishop’s Square to add an additional floor and make various upgrades to the property. The Company expects the total construction costs to approximate €15.0 million (approximately $17.7 million assuming a rate of $1.18 per EUR as of September 30, 2017) and expects the construction to be completed in the fourth quarter of 2018.

In January 2017, the Company acquired Rookwood, two contiguous shopping centers located in Cincinnati, Ohio. The net purchase price was $193.7 million, exclusive of transaction costs and working capital reserves. Rookwood consists of 590,501 square feet that is, in the aggregate, 97% leased. See Note 4 — Recent Acquisitions of Real Estate for additional information on Rookwood.

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

In October 2017, the Company acquired Queen’s Court, a student housing property located in Reading, United Kingdom. See Note 13 — Subsequent Events for additional information regarding the acquisition of Queen’s Court.

As of September 30, 2017, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$114,430	$4,719	$(16,928)
Less: accumulated amortization	(20,794)	(1,138)	2,070
Net	$93,636	$3,581	$(14,858)

As of December 31, 2016, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$84,473	$3,230	$(3,224)
Less: accumulated amortization	(11,238)	(395)	803
Net	$73,235	$2,835	$(2,421)

Amortization expense of in-place leases was $4.3 million and $4.0 million for the three months ended September 30, 2017 and 2016, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $0.3 million and $17,000 for the three months ended September 30, 2017 and 2016, respectively.

Amortization expense of in-place leases was $13.9 million and $6.7 million for the nine months ended September 30, 2017 and 2016, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $0.8 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from October 1, 2017 through December 31, 2017 and for each of the years ending December 31, 2018 through December 31, 2021 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
October 1, 2017 through December 31, 2017	$3,915	$(231)
2018	13,937	(908)
2019	11,102	(947)
2020	7,853	(1,233)
2021	5,518	(1,059)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of September 30, 2017, the approximate fixed future minimum rentals for the period from October 1, 2017 through December 31, 2017, for each of the years ending December 31, 2018 through 2021 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
October 1, 2017 through December 31, 2017	$9,963
2018	38,644
2019	34,045
2020	26,813
2021	22,139
Thereafter	96,006
Total	$227,610

During the nine months ended September 30, 2017, the Company did not earn more than 10% of its revenue from any individual tenant.

Of the Company’s total rental revenue for the nine months ended September 30, 2016, approximately 24% was earned from the Commissioner of Public Works in Ireland, a state agency of Ireland, whose lease expires in 2028 and 12% was earned from Acushnet, a tenant in the manufacturing industry, whose lease expires in 2019.

4. RECENT ACQUISITIONS OF REAL ESTATE

The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired during the nine months ended September 30, 2017 and the year ended December 31, 2016 as follows (in thousands):

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

The purchase price allocations for the Company’s acquisitions completed during the nine months ended September 30, 2017, are preliminary and subject to change until the Company finalizes the allocations, which will be no later than twelve months from the acquisition dates.

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the properties acquired during the nine months ended September 30, 2017 and the year ended December 31, 2016 acquisitions, as of the date of the respective acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2017 Acquisitions:
Rookwood	8.3	16.9	13.7
Montrose Student Residences(1)	6.5	—	18.9

2016 Acquisitions:
Domain Apartments	0.6	—	—
Cottonwood Corporate Center	4.5	8.2	4.7
Goodyear Crossing II	3.1	3.1	—

(1)
The residential portion of the Montrose Student Residences had a weighted average in-place lease period of 0.2 years and there was no below-market lease liability assigned to the residential portion of the Montrose Student Residences.

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the nine months ended September 30, 2017, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2017 (in thousands):

		For the Three Months Ended	For the Nine Months Ended
2017 Acquisitions		September 30, 2017	September 30, 2017
Rookwood	Revenue	$4,876	$14,523
	Net income (loss)	$(550)	$(7,254)
Montrose Student Residences	Revenue	$791	$1,623
	Net income (loss)	$(432)	$(2,852)

The following unaudited consolidated information is presented to give effect to the Company’s acquisitions completed during the nine months ended September 30, 2017, as if the acquisitions had occurred on January 1, 2016. The pro forma net income (loss) was adjusted to exclude acquisition-related fees and expenses of $7.1 million for the nine months ended September 30, 2017. There were no acquisition-related fees and expenses excluded for the three months ended September 30, 2017. For the nine months ended September 30, 2016, the pro forma net loss was adjusted to include acquisition-related fees and expenses of $7.1 million relating to the acquisitions completed during the nine months ended September 30, 2017, as if these fees and expenses had been incurred as of January 1, 2016. For the three months ended September 30, 2016, $4.4 million of acquisition-related fees and expenses were included.

The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these acquisitions on January 1, 2016, nor does it purport to represent the Company’s future operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Pro Forma 2017	Pro Forma 2016	Pro Forma 2017	Pro Forma 2016
Revenues	$15,105	$13,881	$44,601	$32,511
Net income (loss) attributable to stockholders	$(1,932)	$(8,101)	$(7,446)	$(23,781)

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the nine months ended September 30, 2016, which are included in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2016 (in thousands):

		For the Three Months Ended	For the Nine Months Ended
2016 Acquisitions		September 30, 2016	September 30, 2016
Domain Apartments	Revenue	$1,201	$3,136
	Net income (loss)	$(289)	$(1,622)
Cottonwood Corporate Center	Revenue	$3,572	$3,572
	Net income (loss)	$(2,042)	$(2,042)
Goodyear Crossing II	Revenue	$624	$624
	Net income (loss)	$(241)	$(241)

The following unaudited consolidated information is presented to give effect to the Company’s acquisitions completed during the nine months ended September 30, 2016 as if the acquisitions had occurred on January 1, 2015. The pro forma net income (loss) was adjusted to exclude acquisition-related fees and expenses of $5.2 million and $6.2 million for the three and nine months ended September 30, 2016, respectively. For the three and nine months ended September 30, 2015, the pro forma net loss was adjusted to include acquisition-related fees and expenses of $0.5 million and $9.0 million, respectively, relating to the 2016 acquisitions, as if these fees and expenses had been incurred as of January 1, 2015.

The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these acquisitions on January 1, 2015, nor does it purport to represent the Company’s future operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	Pro Forma 2016	Pro Forma 2015	Pro Forma 2016	Pro Forma 2015
Revenues	$8,956	$8,909	$26,564	$25,137
Net income (loss) attributable to stockholders	$(2,028)	$(2,566)	$(6,154)	$(20,354)

5. DEBT FINANCING

As of September 30, 2017 and December 31, 2016, the Company had approximately $327.4 million and $254.8 million of debt outstanding, with a weighted average year to maturity of 4.0 years and 4.3 years, and a weighted average interest rate of 2.58% and 2.37%, respectively. The following table provides additional information regarding the Company’s debt outstanding at September 30, 2017 and December 31, 2016 (in thousands):

Description	Origination or Assumption Date	Maturity Date		Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of September 30, 2017	Principal Outstanding at September 30, 2017	Principal Outstanding at December 31, 2016
Secured Mortgage Debt
Bishop's Square	3/3/2015	3/2/2022		€55,200	Euribor + 1.30% (1)	1.30%	$65,208	$58,048
Domain Apartments	1/29/2016	1/29/2020		$34,300	Libor + 1.60%	2.83%	34,300	34,300
Cottonwood Corporate Center	7/5/2016	8/1/2023		$78,000	Fixed	2.98%	76,228	77,461
Goodyear Crossing II	8/18/2016	8/18/2021		$29,000	Libor + 2.00%	3.24%	29,000	29,000
Rookwood Commons	1/6/2017	7/1/2020		$67,000	Fixed	3.13%	67,000	—
Rookwood Pavilion	1/6/2017	7/1/2020		$29,000	Fixed	2.87%	29,000	—
Montrose Student Residences	3/24/2017	3/23/2022		€22,605	Euribor + 1.85% (2)	1.85%	26,703	—
Notes Payable							$327,439	$198,809
Affiliate Note Payable
Credit Facility with Hines	12/15/2014	12/15/2017	(3)	$75,000	Variable	N/A	—	56,000
Total Note Payable to Affiliate							$—	$56,000
Total Principal Outstanding							$327,439	$254,809
Unamortized discount(4)							(581)	—
Unamortized financing fees							(1,327)	(994)
Total							$325,531	$253,815

(1)	The Company entered into a 2.0% Euribor interest rate cap agreement at the loan origination date as an economic hedge against the variability of future interest rates on this borrowing.

(2)
On the loan origination date, the Company entered into a 1.25% Euribor interest rate cap agreement for €17.0 million (approximately $20.0 million assuming a rate of $1.18 per EUR as of September 30, 2017) as an economic hedge against the variability of future interest rates on this borrowing.

(3)
Each advance under the credit facility with Hines (the “Hines Credit Facility”) must be repaid within six months, subject to one six-month extension at the option of the Company and subject to the satisfaction of certain conditions. Notwithstanding that each advance under the Hines Credit Facility matures six months after it is made, the Company is required to repay each advance under the Hines Credit Facility with proceeds from its public offering as such proceeds are raised, unless the Company, through the Operating Partnership, enters into a revolving credit facility (the “OP Facility”), at which point the Company may use such proceeds from its public offering to repay the OP Facility, if any, prior to repaying any advances under its credit facility with Hines. The Hines Credit Facility also permits voluntary prepayment of principal and accrued interest. On October 2, 2017, the Company terminated its Hines Credit Facility and the Operating Partnership entered into a new uncommitted loan agreement with Hines, as described more fully below.

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

Montrose Student Residences

In connection with the acquisition of the Montrose Student Residences, the Company entered into a secured facility agreement (the “Montrose Facility”) with Wells Fargo Bank, National Association London Branch, for €22.6 million (approximately $24.4 million assuming a rate of $1.08 per EUR as of the date of the agreement). Commencing on May 1, 2017, interest payments are due and payable each quarter and repayment of principal is due upon the maturity of the Montrose Facility on March 23, 2022. The Montrose Facility has a floating interest rate of EURIBOR plus 1.85% through September 2019. Commencing in October 2019, the Montrose Facility will have a floating interest rate of EURIBOR plus 1.85% or 2%, depending upon certain debt yield metrics. The Montrose Facility may be prepaid in full, or in part, subject to a prepayment fee if it is prepaid during the first two years. In addition, pursuant to the terms of the Montrose Facility, the Company entered into a €17.0 million (approximately $20.0 million assuming a rate of $1.18 per EUR as of September 30, 2017) five-year interest rate cap agreement, which effectively caps the EURIBOR interest rate on the Montrose Facility to 1.25%, to limit exposure to interest rate fluctuations.

Hines Credit Facility

For the period from January 2017 through September 2017, the Company made draws of $7.0 million and payments of $63.0 million under the Hines Credit Facility. As a result, the Company had no outstanding balance under the Hines Credit Facility as of September 30, 2017.

On October 2, 2017, the Company terminated the Hines Credit Facility and the Operating Partnership entered into an uncommitted loan agreement (the “Restated Hines Credit Facility”) with Hines for a maximum principal amount of $240.0 million. Interest on each advance under the Restated Hines Credit Facility is charged monthly at a variable rate, which is (i) Hines’ then-current borrowing rate under its revolving credit facility or (ii) if the Operating Partnership enters into a revolving credit facility, the rate under such facility. Each advance under the Restated Hines Credit Facility must be repaid within six months, subject to one six-month extension at the option of the Operating Partnership and subject to the satisfaction of certain conditions. The Restated Hines Credit Facility will terminate on the earlier of (a) the termination of the availability period as determined by Hines at its discretion (which will not impact the maturity date of any outstanding or previously approved advance under the loan agreement); (b) December 31, 2018; and (c) the date Hines accelerates the repayment of the loan agreement pursuant to any event of default.

Notwithstanding that each advance under the Restated Hines Credit Facility matures six months after it is made, the Operating Partnership is required to repay each advance with any capital raised, unless the Operating Partnership enters into a revolving credit facility (the “OP Facility”), at which point the Operating Partnership may use such proceeds from its public offering to repay the OP Facility, if any, prior to repaying any advances under the Restated Hines Credit Facility. The Restated Hines Credit Facility also permits voluntary prepayment of principal and accrued interest.

The Restated Hines Credit Facility requires the maintenance of certain financial covenants beginning the earlier of (a) September 30, 2018 or (b) the effective date of the OP Facility, if any, which includes covenants concerning indebtedness to total asset value. In addition, the Restated Hines Credit Facility contains customary affirmative and negative covenants, which, among other things, prohibit the Company and the Operating Partnership from: (i) merging with other companies or changing ownership interest; (ii) selling all or substantially all of the Company’s assets or properties; and (iii) if in default under the loan agreement, paying distributions to the Company’s stockholders other than as required to maintain the Company’s status as a real estate investment trust. The Restated Hines Credit Facility also requires the Company to deliver to Hines certain quarterly and annual financial information.

From October 2, 2017 through November 9, 2017, the Company made draws of $35.0 million and made no additional payments under the Restated Hines Credit Facility, which resulted in the Company having a $35.0 million outstanding balance under the Restated Hines Credit Facility as of November 9, 2017.

Financial Covenants

The Company’s loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants as of September 30, 2017.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from October 1, 2017 through December 31, 2017, for each of the years ending December 31, 2018 through December 31, 2021 and for the period thereafter (in thousands).

	Payments Due by Year
	October 1, 2017 through December 31, 2017	2018	2019	2020	2021	Thereafter
Principal payments	$417	$1,700	$1,751	$132,104	$30,859	$160,608

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

The table below provides additional information regarding the Company’s interest rate contracts (in thousands, except percentages).

Interest Rate Contracts
Type	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Interest rate cap	March 3, 2015	April 25, 2018	$65,208	EURIBOR	2.00%
Interest rate cap	March 24, 2017	March 23, 2022	$20,027	EURIBOR	1.25%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on September 30, 2017.

7. STOCKHOLDERS’ EQUITY

Public Offering

The Company amended its charter on April 27, 2017 to effect a reclassification of the Company’s common stock in order to add two additional classes of common shares, class I shares ($0.001 par value per share) and class J shares ($0.001 par value per share). As a result of the amendment to its charter, the Company’s shares of common stock were classified as class A shares, class T shares, class I shares and class J shares. All shares of the Company’s common stock have the same voting rights and rights upon liquidation, although distributions are expected to differ due to the distribution and stockholder servicing fees payable with respect to class T shares and class I shares, which will reduce distributions. The Company amended its Offering, effective April 28, 2017, to offer up to $2.5 billion in shares of its common stock in any combination of class A shares, class T shares and class I shares. The Company did not offer class J shares pursuant to the Offering. On September 30, 2017, the

Company suspended the sale of shares in the primary portion of the Offering. The Company is continuing to offer shares pursuant to its distribution reinvestment plan. The Company has filed a Registration Statement on Form S-11 (File No. 333-220046) with the SEC to pursue the Follow-On Offering.

Common Stock

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the nine months ended September 30, 2017 and 2016 (in thousands):

	Class A		Class T		Class I		Class J		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	16,468	$16	10,074	$10	—	$—	—	$—	26,542	$26
Issuance of common shares	3,711	4	10,625	11	91	—	—	—	14,427	15
Redemption of common shares	(151)	—	(15)	—	—	—	—	—	(166)	—
Balance as of September 30, 2017	20,028	$20	20,684	$21	91	$—	—	$—	40,803	$41

	Class A		Class T		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2016	10,274	$10	787	$1	11,061	$11
Issuance of common shares	5,003	5	5,845	6	10,848	11
Redemption of common shares	(44)	—	—	—	(44)	—
Balance as of September 30, 2016	15,233	$15	6,632	$7	21,865	$22

Distributions

With the authorization of its board of directors, the Company has declared distributions as of daily record dates. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are being made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The tables below outline the distribution rates declared per share, per day for class A shares, class T shares and class I shares.

Class A Shares		Class T Shares		Class I Shares
Period Declared	Distribution Rate Per Share, Per Day	Period Declared	Distribution Rate Per Share, Per Day(1)	Period Declared	Distribution Rate Per Share, Per Day(1)
12/1/2017 - 12/31/2017	$0.001671233	12/1/2017 - 12/31/2017	$0.001671233	12/1/2017 - 12/31/2017	$0.001671233
4/1/2017 - 11/30/2017	$0.001653699	4/1/2017 - 11/30/2017	$0.001653699	5/1/2017 - 11/30/2017	$0.001653699
5/1/2016 - 3/31/2017	$0.001594766	5/1/2016 - 3/31/2017	$0.001594766	N/A	N/A
10/1/2014 - 4/30/2016	$0.001575342	8/24/2015 - 4/30/2016	$0.001575342	N/A	N/A

(1)
Class T shares and Class I shares are subject to an ongoing distribution and stockholder servicing fee payable to the Dealer Manager of 1.0% and 0.25% per annum of the gross offering price per share or, now that the Company is no longer offering primary shares, the most recently determined net asset value (“NAV”) per share, respectively. The distribution rate is the rate prior to deduction of the distribution and stockholder servicing fees payable with respect to class T shares and class I shares. The actual per share, per day distribution rate for class T shares and class I shares will vary based on the total amount of distribution and stockholder servicing fees payable for that particular period.

The following table outlines the Company’s total distributions declared to stockholders for each of the quarters ended during 2017 and 2016, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2017
September 30, 2017	$2,532	$2,901	$5,433
June 30, 2017(1)	2,225	2,565	4,790
March 31, 2017(2)	1,833	2,076	3,909
Total	$6,590	$7,542	$14,132
2016
December 31, 2016	$1,608	$1,744	$3,352
September 30, 2016	1,340	1,427	2,767
June 30, 2016	1,107	1,128	2,235
March 31, 2016	871	887	1,758
Total	$4,926	$5,186	$10,112

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

8. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid as of
Type and Recipient	2017	2016	2017	2016	September 30, 2017	December 31, 2016
Selling Commissions- Dealer Manager	$971	$1,240	$4,006	$4,002	$107	$54
Dealer Manager Fee- Dealer Manager	474	614	1,735	2,451	24	2
Distribution & Stockholder Servicing Fee- Dealer Manager	1,719	1,399	5,390	3,260	9,167	4,636
Issuer Costs- the Advisor	1,535	982	3,921	2,458	5,257	4,785
Acquisition Fee- the Advisor and affiliates of Hines	—	4,396	5,273	5,704	38	1,265
Asset Management Fee- the Advisor and affiliates of Hines (1)	1,234	440	3,617	440	1,382	941
Other- the Advisor (2)	534	451	1,027	815	267	295
Interest expense- Hines (3)	—	25	388	28	—	37
Property Management Fee- Hines	237	120	618	144	(15)	(19)
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	477	245	1,159	416	191	145
Total	$7,181	$9,912	$27,134	$19,718	$16,418	$12,141

(1)
The Advisor did not waive any asset management fees payable to it during the three and nine months ended September 30, 2017 and waived $0.3 million and $1.0 million in asset management fees payable to it during the three and nine months ended September 30, 2016, respectively.

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

As of September 30, 2017, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $327.4 million, was $324.7 million. As of December 31, 2016, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $254.8 million, was $251.0 million. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

10. REPORTABLE SEGMENTS

As described previously, the Company intends to invest the net proceeds from the Offering in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. The Company’s current business consists of owning, operating, acquiring, developing, investing in, and disposing of real estate assets. All of the Company’s consolidated revenues and property operating expenses as of September 30, 2017 are from the Company’s seven consolidated real estate properties owned as of that date. As a result, the Company’s operating segments have been classified into six reportable segments: domestic office investments, domestic multi-family investments, domestic retail investments, domestic other investments, international office investments, and international multi-family investments.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total Revenue
Domestic office investments	$3,986	$3,573	$11,582	$3,573
Domestic multi-family investments	1,155	1,201	3,496	3,134
Domestic retail investments	4,876	—	14,523	—
Domestic other investments	1,884	1,228	5,706	2,437
International office investments	2,413	2,112	6,703	6,253
International multi-family investments	791	—	1,623	—
Total Revenue	$15,105	$8,114	$43,633	$15,397

For the three and nine months ended September 30, 2017 and 2016, the Company’s total revenue was attributable to the following countries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total Revenue
United States	79%	74%	81%	59%
Ireland	21%	26%	19%	41%

For the three and nine months ended September 30, 2017 and 2016, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Property revenues in excess of expenses (1)
Domestic office investments	$2,729	$2,404	$7,896	$2,400
Domestic multi-family investments	719	840	2,228	2,066
Domestic retail investments	2,566	—	7,672	—
Domestic other investments	1,449	927	4,396	1,836
International office investments	2,030	1,722	5,424	5,160
International multi-family investments	468	—	1,047	—
Property revenues in excess of expenses	$9,961	$5,893	$28,663	$11,462

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of September 30, 2017 and December 31, 2016, the Company’s total assets by segment were as follows (in thousands):

	September 30, 2017	December 31, 2016
Total Assets
Domestic office investments	$133,418	$137,407
Domestic multi-family investments	53,757	55,201
Domestic retail investments	204,585	—
Domestic other investments	75,561	78,182
International office investments	112,776	99,002
International multi-family investments	48,603	—
Corporate-level accounts	43,917	100,553
Total Assets	$672,617	$470,345

As of September 30, 2017 and December 31, 2016, the Company’s total assets were attributable to the following countries:

	September 30, 2017	December 31, 2016
Total Assets
United States	76%	79%
Ireland	24%	21%

For the three and nine months ended September 30, 2017 and 2016 the Company’s reconciliation of the Company’s property revenues in excess of expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reconciliation to property revenue in excess of expenses
Net income (loss)	$(1,543)	$(7,164)	$(12,899)	$(9,357)
Depreciation and amortization	7,203	5,562	22,108	9,873
Acquisition related expenses	550	930	2,641	1,370
Asset management and acquisition fees	1,234	4,836	8,890	6,137
General and administrative expenses	787	579	2,065	1,588
(Gain) loss on derivative instruments	26	1	100	6
Foreign currency (gains) losses	(132)	41	(427)	(8)
Interest expense	2,270	1,115	6,861	1,901
Interest income	(49)	(7)	(62)	(48)
(Benefit) provision for income taxes	(385)	—	(614)	—
Total property revenues in excess of expenses	$9,961	$5,893	$28,663	$11,462

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$6,173	$1,619
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$1,833	$966
Distributions reinvested	$7,187	$3,189
Other receivables	$384	$250
Non-cash net liabilities assumed	$1,652	$7,201
Assumption of mortgage upon acquisition of property	$95,260	$—
Offering costs payable to the Advisor	$472	$1,376
Selling commissions, dealer manager fees and distribution and stockholder servicing fees payable to the Dealer Manager	$4,662	$3,158
Equipment acquired under capital lease	$—	$178
Accrued capital additions	$754	$—

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

13. SUBSEQUENT EVENTS

Tender Offer

On October 3, 2017, the Company filed a tender offer statement on Schedule TO with the SEC and commenced a self-tender offer to purchase for cash up to $200 million of the Company’s outstanding common stock in any combination of class A shares, class T shares and class I shares. The Company is offering to purchase the shares at a price of $9.69 per share, which is the NAV per share of the Company’s common stock determined as of August 31, 2017, and the maximum number of shares that will be accepted for payment pursuant to the Company’s offer (unless the amount of the offer is increased in accordance with applicable law) is 20,639,835 shares.

The Tender Offer will expire at 5:00 p.m., Central Time, on November 15, 2017, unless extended by the Company. The Tender Offer is being made upon the terms and subject to the conditions set forth in the Offer to Purchase and the related Letter of Transmittal, each of which was filed with the SEC on October 3, 2017.

Hines Credit Facility

On October 2, 2017, the Company terminated the Hines Credit Facility and the Operating Partnership entered into the Restated Hines Credit Facility with Hines for a maximum principal amount of $240.0 million. See Note 5 — Debt Financing for additional information regarding the terms of the Restated Hines Credit Facility.

Queen’s Court

In October 2017, the Company, through a wholly-owned subsidiary of the Operating Partnership, acquired from CPA 18 Pan-European Holding Cooperatif U.A. and Crown Students LLP (collectively, the “Sellers”), all of the share capital of the entities that own Queen’s Court, a student housing asset located in Reading, United Kingdom. The contract purchase price for Queen’s Court was £49.2 million (approximately $65.3 million assuming a rate of $1.33 per GBP as of the acquisition date), exclusive of transaction costs and working capital reserves. Queen’s Court consists of 395 beds and is 100% leased. The Sellers are not affiliated with the Company or its affiliates. The Company has not concluded its accounting for this recent acquisition, but it expects that the purchase price will primarily be allocated to building, land and in-place lease assets.

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

Executive Summary

Hines Global REIT II, Inc. (“Hines Global II” and, together with its consolidated subsidiaries, “we,” “us” or the “Company”) was incorporated in Maryland on July 31, 2013, to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. We raise capital for our investments through public offerings of our common stock. We are sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned and sold real estate for 60 years. We commenced our initial public offering of up to $2.5 billion of our common stock (the “Offering”) in August 2014 and raised $402.1 million in primary offering proceeds. On September 30, 2017, we suspended the sale of shares in the primary portion of the Offering. We are continuing to offer shares pursuant to our distribution reinvestment plan. We have filed a Registration Statement on Form S-11 (File No. 333-220046), with the Securities and Exchange Commission (“SEC”), to pursue our second public offering of common shares (the “Follow-on Offering”). We engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of Hines, to serve as the dealer manager for our Offering and expect to engage the Dealer Manager to serve as the dealer manager for the Follow-on Offering.

On September 26, 2017, our board of directors determined a new net asset value (“NAV”) per share of our common stock of $9.69, based on the number of shares issued and outstanding as of August 31, 2017, which represents a 0.4% increase over the previously determined NAV per share of $9.65 as of December 31, 2016. The new NAV per share reflects a 9.8% increase in the aggregate appraised value of our real estate investments when compared to the purchase price of our real estate investments excluding closing costs, transaction fees and additional capital investments since acquisition.  This 9.8% net increase resulted from a 7.8% appreciation in the aggregate appraised values of our real estate investments since their purchase, and a 2.0% appreciation resulting from the increased strength of the Euro against the U.S dollar.

Hines is committed to our success and we executed different agreements described below between Hines and its affiliates to reduce costs during our public offerings and to ensure our product remains competitive in the marketplace. As a result of the changing landscape in the non-traded REIT industry, we filed a Registration Statement for our proposed Follow-on Offering with the SEC which reflects a restructuring that our board of directors believes is in the best interests of our shareholders. The new structure will revise, reduce or eliminate certain fees payable to our advisor and its affiliates and increase liquidity for the holders of our class A shares and class T shares.

We, our Dealer Manager and our Advisor entered into a Dealer Manager Agreement, pursuant to which our Advisor paid a portion of the dealer manager fees payable to our Dealer Manager in an amount equal to 1.5% of the gross offering proceeds with respect to class A shares and class T shares sold in the primary Offering on and after August 2, 2016. In addition, under the Dealer Manager Agreement, the Advisor agreed to pay all of the dealer manager fees payable to our Dealer Manager with respect to class I shares, in an amount equal to up to 1.50% of the gross proceeds of the class I shares sold in the primary offering. Our Advisor was not reimbursed by us in any way for the payment of such dealer manager fees.

Also, the Advisory Agreement was amended, effective February 29, 2016, to reflect that we will not reimburse our Advisor for the cumulative issuer costs incurred in connection with our organization and public offerings, in excess of 2.5% of gross offering proceeds from our public offerings. As a result, on April 14, 2016, our Advisor reimbursed us for $4.0 million in issuer costs that we had previously reimbursed to our Advisor in excess of this 2.5% cap. From inception through September 30, 2017, our Advisor incurred $15.0 million in issuer costs, of which $1.0 million is related to costs incurred for our Follow-On Offering. We have reimbursed our Advisor $9.8 million of these issuer costs.

Further, commencing with the quarter ended December 31, 2014, our Advisor agreed to waive the asset management fees for each quarter through December 31, 2016, to the extent that our modified funds from operations (“MFFO”), for a particular quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounted to less than 100% of the aggregate distributions declared to our stockholders for such quarter. Our Advisor also agreed to waive the asset management fees otherwise payable to it for the quarter ended March 31, 2017 to the extent that our MFFO for such quarter, as reduced to reflect the distribution and stockholder servicing fees payable for such quarter, as disclosed in our Quarterly Report on Form 10-Q, amounts to less than 100% of the aggregate distributions declared to our stockholders for that quarter. As a result of these fee waivers, cash flows from operations that would have been paid to our Advisor for asset management fees was available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that were waived will not be paid to our Advisor in cash at any time in the future.

The table below outlines, with respect to each of the quarters during 2016, the asset management fees earned by our Advisor before application of the waivers, the amounts waived pursuant to the asset management fee waivers described above, if any, and the asset management fees that were earned by our Advisor after application of the waivers (in thousands). Our Advisor did not waive any asset management fees payable to it during the three and nine months ended September 30, 2017.

For the Three Months Ended	Asset Management Fee Pre-Waiver	Asset Management Fee Waived	Asset Management Fee Post-Waiver
December 31, 2016	$751	$242	$509
September 30, 2016	708	269	439
June 30, 2016	377	377	—
March 31, 2016	364	364	—
Total	$2,200	$1,252	$948

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. As of September 30, 2017, we owned seven real estate investments. Additionally, in October 2017, we acquired our eighth real estate investment, Queen’s Court. The following table provides additional information regarding each of these properties. The information in this table is presented as of September 30, 2017 for properties acquired prior to September 30, 2017 and as of the date of acquisition with respect to Queen’s Court, which was acquired on October 11, 2017.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (1)	Estimated Going-in Capitalization Rate (2)	Leasable Square Feet	Percent Leased
2819 Loker Avenue East	Carlsbad, California	Industrial	12/2014; $25.4	6.5%	161,310	100%
Bishop's Square	Dublin, Ireland	Office	3/2015; $103.2	6.1%	153,387	89%
Domain Apartments	Las Vegas, Nevada	Multi-family	1/2016; $58.1	5.5%	331,038	96%
Cottonwood Corporate Center	Salt Lake City, Utah	Office	7/2016; $139.2	6.9%	490,030	94%
Goodyear Crossing II	Phoenix, Arizona	Industrial	8/2016; $56.2	8.5%	820,384	100%
Rookwood	Cincinnati, Ohio	Retail	1/2017; $193.7	6.0%	590,501	97%
Montrose Student Residences	Dublin, Ireland	Multi-family	3/2017; $40.6	5.5%	53,827	100%
Queen’s Court Student Residences	Reading, United Kingdom	Multi-family	10/2017; $65.3	6.2%	79,115	100%
Total for All Investments					2,679,592	97%

(1)
The acquisitions of Bishop’s Square, Montrose Student Residences and Queen’s Court Student Residences are denominated in foreign currencies, and amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

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

Financial Condition, Liquidity and Capital Resources

Our principal demands for funds are to make real estate investments, for the payment of operating expenses and distributions, and for the payment of principal and interest on any indebtedness we incur. Generally, we expect to meet operating cash needs from our cash flows from operating activities, and we expect to fund our investments using proceeds of our public offerings and debt proceeds.

We expect that once we have fully invested the proceeds of our public offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements and other working capital needs. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. As of September 30, 2017, our portfolio was approximately 45% leveraged, based on the most recent appraised values of our real estate investments.

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

Net cash provided by operating activities for the nine months ended September 30, 2017 increased by $3.9 million as compared to the same period in the prior year. The increase in operating cash flows is due to our acquisition of additional properties as offset by increased costs paid to acquire our properties. We paid acquisition fees and acquisition-related expenses totaling $8.7 million and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively. Under U.S generally accepted accounting principles (“GAAP”), acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our public offerings and/or acquisition-related indebtedness.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 and 2016 were primarily due to the following:

Nine months ended September 30, 2017

•	Payment of $131.8 million related to the acquisition of Rookwood and the Montrose Student Residences.

•	Capital expenditures of approximately $1.3 million primarily related to parking upgrades at our properties and the development works at Bishop’s Square.

Nine months ended September 30, 2016

•	Payment of $244.8 million related to the acquisition of the Domain Apartments, Cottonwood Corporate Center and Goodyear Crossing II.

•	Payment of a $5.0 million earnest money deposit in connection with the acquisition of Rookwood, which we acquired in January 2017.

Cash Flows from Financing Activities

Initial Public Offering

During the nine months ended September 30, 2017 and 2016, we raised gross proceeds of $137.1 million and $104.5 million, respectively, from the Offering, excluding proceeds from the distribution reinvestment plan. In addition, during the nine months ended September 30, 2017 and 2016, we redeemed $1.6 million and $0.4 million shares of our common stock pursuant to our share redemption program, respectively. In August 2017, in connection with the announcement of our intent to launch our ongoing self-tender offer, we suspended our share redemptions programs with the exception of death and disability requests received for the month of August 2017. See “— Subsequent Events” for additional information regarding our self-tender offer.

In addition to the investing activities described previously, we have used proceeds from the Offering to make certain payments to our Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation. During the organization and offering stage, these include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of issuer costs. During the nine months ended September 30, 2017 and 2016, we made payments of $10.0 million and $10.7 million, respectively, for selling commissions, dealer manager fees, distribution and stockholder servicing fees and issuer costs related to the Offering. These selling commissions and dealer manager fees are lower for class T shares and class I shares of our common stock than for class A shares. Therefore, the decrease in the payment of these fees and commissions noted above is primarily due to a higher proportion of class T shares and class I shares being sold during the current period. We also amended our Dealer Manager Agreement in July 2016 to reduce the dealer manager fees payable by us on the sale of class A shares and class T shares, and no dealer manager fees are payable by us with respect to class I shares.

Finally, our Advisory Agreement was amended, effective February 29, 2016, to cap the amount which we will reimburse our Advisor for the cumulative issuer costs incurred in connection with our organization and our public offerings at 2.5% of gross proceeds from our public offering. As a result of the cap on reimbursement as a percentage of gross offering proceeds, on April 14, 2016, our Advisor reimbursed us for $4.0 million in issuer costs that we had previously reimbursed in excess of this new 2.5% cap. As we raise additional offering proceeds, we expect to reimburse our Advisor for the $4.0 million in issuer costs they repaid to us to the extent such costs do not exceed 2.5% of gross offering proceeds from our public offerings.

Distributions

With the authorization of our board of directors, we have declared distributions as of daily record dates. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are being made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The tables below outline the distribution rates declared per share, per day since October 1, 2014 and the annualized distribution rates for each class A share, class T share and class I share.

Class A Shares
Period Declared	Distribution Rate Per Share, Per Day	Annualized Distribution Rate Per Share
12/1/2017 - 12/31/2017	$0.001671233	$0.61
4/1/2017 - 11/30/2017	$0.001653699	$0.60
5/1/2016 - 3/31/2017	$0.001594766	$0.58
10/1/2014 - 4/30/2016	$0.001575342	$0.57

Class T Shares
Period Declared	Gross Distribution Rate Per Share, Per Day	Net Annualized Distribution Rate Per Share (1)
12/1/2017 - 12/31/2017	$0.001671233	$0.51
4/1/2017 - 11/30/2017	$0.001653699	$0.50
5/1/2016 - 3/31/2017	$0.001594766	$0.49
8/24/2015 - 4/30/2016	$0.001575342	$0.48

Class I Shares
Period Declared	Gross Distribution Rate Per Share, Per Day	Net Annualized Distribution Rate Per Share (1)
12/1/2017 - 12/31/2017	$0.001671233	$0.59
5/1/2017 - 11/30/2017	$0.001653699	$0.58

(1)
Class T shares and Class I shares are subject to an ongoing distribution and stockholder servicing fee payable to the Dealer Manager of 1.0% and 0.25% per annum, respectively, of the then-current primary gross offering price per share or, now that we are no longer offering primary shares, the most recently determined NAV per share. The net distribution rate per class T share and class I share is equal to the respective gross distribution rate per share less the respective distribution and stockholder servicing fee payable with respect to such share. For purposes of calculating the net annualized distribution rate per share, we calculate the weighted average daily net distribution rate per share and annualize that amount for the periods presented. The actual net annualized distribution rate per share will be higher or lower than the rates presented depending on the price paid by the stockholder for the shares.

Distributions paid to stockholders during the three months ended September 30, 2017 and 2016 were $5.2 million and $2.6 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. Distributions paid to stockholders during the nine months ended September 30, 2017 and 2016 were $13.5 million and $6.3 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid from other sources, such as proceeds from our debt financings, proceeds from the Offering, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the nine months ended September 30, 2017, we funded 39% of total distributions with cash flows from financing activities, which included offering proceeds. For the nine months ended September 30, 2016, we funded 46% of total distributions with cash flows from financing activities, which includes offering proceeds. As described previously, we paid acquisitions fees and acquisition-related expenses totaling $8.7 million and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively. Acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund such acquisition fees and acquisition-related expenses with proceeds from the Offering and/or acquisition-related indebtedness.

The following table outlines our total distributions declared to stockholders for each of the quarters during 2017 and 2016, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	Stockholders			Sources(1)
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities
2017
September 30, 2017	$2,532	$2,901	$5,433	$3,869	71%	$1,567	29%
June 30, 2017(2)	2,225	2,565	4,790	4,793	100%	—	—%
March 31, 2017(3)	1,833	2,076	3,909	—	—%	3,912	100%
Total	$6,590	$7,542	$14,132	$8,662	61%	$5,479	39%
2016
December 31, 2016	$1,608	$1,744	$3,352	$379	11%	$2,976	89%
September 30, 2016	1,340	1,427	2,767	1,449	52%	1,321	48%
June 30, 2016	1,107	1,128	2,235	2,238	100%	—	—%
March 31, 2016	871	887	1,758	—	—%	1,761	100%
Total	$4,926	$5,186	$10,112	$4,066	40%	$6,058	60%

(1)	Includes sources used to fund distributions paid to noncontrolling interests.

(2)	Includes $1.5 million of distributions that were declared on March 23, 2017 with respect to daily record dates for each day during the month of April 2017.

(3)
Includes distributions declared as of daily record dates for the three months ended March 31, 2017, but excludes $1.5 million of distributions that were declared on March 23, 2017 with respect to daily record dates for each day during the month of April 2017. These April 2017 distributions were paid in cash or reinvested in shares on May 1, 2017.

Commencing with the quarter ended December 31, 2014, our Advisor agreed to waive the asset management fees for each quarter through December 31, 2016, to the extent that our MFFO, for a particular quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounted to less than 100% of the aggregate distributions declared to our stockholders for such quarter. Our Advisor also agreed to waive the asset management fees otherwise payable to it for the quarter ended March 31, 2017 to the extent that our MFFO for such quarter, as reduced to reflect the distribution and stockholder servicing fees payable for such quarter, as disclosed in our Quarterly Report on Form 10-Q, amounted to less than 100% of the aggregate distributions declared to our stockholders for that quarter. As a result of these fee waivers, cash flows from operations that would have been paid to our Advisor for asset management fees were available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that were waived will not be paid to our Advisor in cash at any time in the future.

The table below provides additional information regarding our asset management fees and related waivers with respect to each of the quarters in 2016 (in thousands). Our Advisor did not waive any asset management fees payable to it during the three and nine months ended September 30, 2017.

For the Three Months Ended	Asset Management Fee Pre-Waiver	Asset Management Fee Waived	Asset Management Fee Post-Waiver
December 31, 2016	$751	$242	$509
September 30, 2016	708	269	439
June 30, 2016	377	377	—
March 31, 2016	364	364	—
Total	$2,200	$1,252	$948

Debt Financings

As mentioned previously, our portfolio was approximately 45% leveraged as of September 30, 2017 (based on the most recent appraised values of our real estate investments) with a weighted average interest rate of 2.58%. Below is additional information regarding our loan activity for the nine months ended September 30, 2017 and 2016. See Note 5 — Debt Financing for additional information regarding our outstanding debt.

Nine months ended September 30, 2017

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

•	We made payments of $0.5 million in financing costs related to the mortgage loans at Rookwood and the Montrose Student Residences.

•
We borrowed $7.0 million under the Hines Credit Facility and made payments of $63.0 million on this facility. We had no outstanding balance under this facility as of September 30, 2017. See “— Subsequent Events” for additional information regarding our Hines Credit Facility.

Nine months ended September 30, 2016

•
We entered into $141.3 million of permanent mortgage financing related to the acquisition of the Domain Apartments, Cottonwood Corporate Center and Goodyear Crossing II and made payments of $0.7 million for financing costs related to these loans.

•	We borrowed $25.5 million under the Hines Credit Facility and made payments of $25.5 million on this facility. No amounts were outstanding under this facility as of September 30, 2016.

Results of Operations

We owned seven properties that were 97% leased as of September 30, 2017 compared to five properties that were 97% leased as of September 30, 2016. As we are currently in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties. Amounts recorded in our condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 are due to the following:

•
Total revenues, property operating expenses, real property taxes, property management fees, depreciation and amortization, and interest expense relate to the operation of our properties and have generally increased due to the acquisition of additional properties.

•
Acquisition-related expenses represent costs related to the acquisition of our real estate investments, including those properties which we may acquire in future periods. These costs vary significantly from one acquisition to the next and generally tend to be higher for our international acquisitions.

•
We expect to pay monthly asset management fees to our Advisor based on an annual fee equal to 0.75% of (i) the cost of our real estate investments or (ii) with respect to our real estate investments included in our board of directors’ most recent determination of an NAV per share, the most recently determined value of such real estate investments, net of any applicable waivers by our Advisor, as described previously. These fees generally increase as we acquire additional properties before deductions for applicable waivers, if any.

•
We pay our Advisor acquisition fees equal to 2.25% of the purchase price of our real estate investments. We acquired two properties for an aggregate purchase price of $234.3 million during the nine months ended September 30, 2017, as compared to three properties for an aggregate purchase price of $253.5 million during the nine months ended September 30, 2016.

•
General and administrative expenses for the nine months ended September 30, 2017 and 2016 primarily consist of legal and accounting fees, costs and expenses associated with our board of directors, transfer agent and other shareholder-related costs and insurance costs. Certain of these costs are variable and will increase in the future as we continue to raise capital and make additional real estate investments.

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

In addition to FFO, management uses MFFO, as defined by the Investment Program Association, (the “IPA”), as a non-GAAP supplemental financial performance measure to evaluate our operating performance. The IPA has recommended the use of MFFO as a supplemental measure for publicly registered, non-listed REITs to enhance the assessment of the operating performance of a non-listed REIT. MFFO is not equivalent to our net income or loss as determined under GAAP. MFFO may not be useful as a measure of the long-term operating performance of our investments and our calculation of MFFO may not be comparable to those of other publicly registered, non-listed REITs that operate with a limited life and targeted exit strategy. MFFO includes funds generated by the operations of our real estate investments and funds used in our corporate-level operations. MFFO is based on FFO, but includes certain additional adjustments which we believe are appropriate. Such items include reversing the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment and certain other items as described below. Some of these adjustments are necessary to address changes in the accounting and reporting rules under GAAP such as the accounting for acquisition-related expenses from a capitalization/depreciation model to an expensed-as-incurred model that were put into effect in 2009 and other changes to GAAP rules for real estate subsequent to the establishment of NAREIT’s definition of FFO. These changes in the accounting and reporting rules under GAAP affected all industries, and as a result of these changes, acquisition fees and expenses are typically accounted for as operating expenses under GAAP. Management believes these fees and expenses do not affect our overall long-term operating performance. These changes also have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives.

The purchase of properties, and the corresponding expenses associated with that process, including acquisition fees and expenses, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our stockholders. MFFO excludes acquisition fees payable to our Advisor and acquisition expenses. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to our stockholders. All paid and accrued acquisition fees and expenses with respect to the acquisition of a property negatively impact our operating performance during the period in which the property is acquired and will have negative effects on returns to our stockholders, the potential for future distributions, and future cash flows, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, the related acquisition fees and expenses and other costs related to such property. In addition, if we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless our Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to our Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. Since MFFO excludes acquisition fees and expenses, MFFO would only be comparable to the operations of non-listed REITs that have completed their acquisition activity and have other similar operating characteristics.

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

MFFO has limitations as a performance measure. MFFO is useful in assisting management and investors in assessing the sustainability (that is, the capacity to continue to be maintained) of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete.

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

•
MFFO excludes acquisition fees payable to our Advisor and acquisition expenses. Although these amounts reduce net income, we generally fund such costs with proceeds from our public offerings and/or acquisition-related indebtedness and do not consider these fees and expenses in the evaluation of our operating performance and determining MFFO.

•
We use interest rate caps as economic hedges against the variability of interest rates on our variable interest rate borrowings. Although we generally expect to hold these instruments to maturity, if we were to settle these instruments currently, it would have an impact on our operating performance. Additionally, these derivative instruments are measured at fair value on a quarterly basis in accordance with GAAP. MFFO excludes gains (losses) related to changes in the estimated values of our derivative instruments because such adjustments may not be reflective of ongoing operations and may reflect unrealized impacts on our operating performance.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations for the three and nine months ended September 30, 2017 and 2016 and the period from inception through September 30, 2017 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 31, 2013 (date of inception) through September 30, 2017
	2017	2016	2017	2016
Net income (loss)	$(1,543)	$(7,164)	$(12,899)	$(9,357)	$(31,204)
Depreciation and amortization (1)	7,203	5,562	22,108	9,873	41,736
Adjustments for noncontrolling interests (2)	(7)	(8)	(22)	(15)	175
Funds From Operations attributable to common stockholders	5,653	(1,610)	9,187	501	10,707
Loss (gain) on derivative instruments (3)	26	1	100	6	147
Loss (gain) on foreign currency (4)	(111)	44	(344)	(1)	(344)
Other components of revenues and expenses (5)	(500)	(904)	(1,694)	(1,420)	(4,668)
Acquisition fees and expenses (6)	550	5,241	7,914	6,988	21,310
Adjustments for noncontrolling interests (2)	—	(4)	(4)	(6)	(83)
Modified Funds From Operations attributable to common stockholders	$5,618	$2,768	$15,159	$6,068	$27,069
Basic and diluted income (loss) per common share	$(0.04)	$(0.36)	$(0.38)	$(0.58)	$(2.57)
Funds From Operations attributable to common stockholders per common share	$0.15	$(0.08)	$0.27	$0.03	$0.89
Modified Funds From Operations attributable to common stockholders per common share	$0.14	$0.14	$0.44	$0.38	$2.24
Weighted average shares outstanding	38,932	19,808	34,326	16,134	12,075

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

(3)
Represents components of net income (loss) related to the estimated changes in the values of our interest rate caps. We have excluded this change in value from our evaluation of our operating performance and MFFO because such adjustments may not be reflective of our ongoing performance and may reflect unrealized impacts on our operating performance.

(4)
Represents components of net income (loss) primarily resulting from transactions that are denominated in currencies other than our functional currencies. We have excluded these changes in value from our evaluation of our operating performance and MFFO because such adjustments may not be reflective of our ongoing performance and may reflect unrealized impacts on our operating performance.

(5)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and nine months ended September 30, 2017 and 2016 and the period from inception through September 30, 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 31, 2013 (date of inception) through September 30, 2017
	2017	2016	2017	2016
Straight-line rent adjustment (a)	$(316)	$(888)	$(1,076)	$(1,222)	$(3,605)
Amortization of lease incentives (b)	29	1	58	4	65
Amortization of out-of-market leases (b)	(266)	(17)	(835)	(202)	(1,287)
Other	53	—	159	—	159
	$(500)	$(904)	$(1,694)	$(1,420)	$(4,668)

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

(6)
Represents acquisition-related expenses and acquisition fees paid to our Advisor which are expensed in our condensed consolidated statements of operations. We fund such costs with proceeds from our public offerings and/or acquisition-related indebtedness, and therefore do not consider these expenses in evaluating our operating performance and determining MFFO.

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•	For the three and nine months ended September 30, 2017, we incurred $0.5 million and $1.1 million in distribution and stockholder servicing fees.

In addition, commencing with the quarter ended December 31, 2014, our Advisor agreed to waive the asset management fees for each quarter through December 31, 2016, to the extent that our MFFO, for a particular quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounted to less than 100% of the aggregate distributions declared to our stockholders for such quarter. Our Advisor also agreed to waive the asset management fees otherwise payable to it for the quarter ended March 31, 2017 to the extent that our MFFO for such quarter, as reduced to reflect the distribution and stockholder servicing fees payable for such quarter, as disclosed in our Quarterly Report on Form 10-Q, amounted to less than 100% of the aggregate distributions declared to our stockholders for that quarter.

The table below provides additional information regarding our asset management fees and related waivers, for the periods presented below (in thousands). Our Advisor did not waive any asset management fees payable to it during the three and nine months ended September 30, 2017. As a result of the fee waivers described above, cash flows from operations that would have been paid to our Advisor for asset management fees may be available to pay distributions to stockholders. These fee waivers are not deferrals and accordingly, any fees that are waived will not be paid to our Advisor in cash at any time in the future.

For the Three Months Ended	Asset Management Fee Pre-Waiver	Asset Management Fee Waived	Asset Management Fee Post-Waiver
December 31, 2016	$751	$242	$509
September 30, 2016	708	269	439
June 30, 2016	377	377	—
March 31, 2016	364	364	—
Total	$2,200	$1,252	$948

Period from July 31, 2013 (date of inception) through September 30, 2017	$6,721	$1,851	$4,870

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from our debt financings, proceeds from our public offerings, cash advances from our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets to fund distributions to our stockholders. For the nine months ended September 30, 2017 and 2016, we funded 39% and 46%, respectively, of total distributions with cash flows from financing activities, which includes offering proceeds. Our Advisor waived $1.0 million in asset management fees payable to it for the nine months ended September 30, 2016. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through September 30, 2017, we declared $27.2 million of distributions to our stockholders, compared to our total aggregate FFO of $10.7 million and our total aggregate net loss of $31.2 million for that period. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded reductions to net income (loss) and FFO. From inception through September 30, 2017, we incurred acquisition fees and expenses totaling $21.3 million. For the nine months ended September 30, 2017, we declared $14.1 million of distributions to our stockholders compared to our total aggregate FFO of $9.2 million. For the nine months ended September 30, 2016, we declared $6.8 million of distributions to our stockholders compared to our total aggregate FFO of $0.5 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2017 and December 31, 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Tender Offer

On October 3, 2017, we filed a tender offer statement on Schedule TO with the SEC and commenced a self-tender offer to purchase for cash up to $200 million of our outstanding common stock in any combination of class A shares, class T shares and class I shares. We are offering to purchase the shares at a price of $9.69 per share, which is the NAV per share of our common stock determined as of August 31, 2017, and the maximum number of shares that will be accepted for payment pursuant to our offer (unless the amount of the offer is increased in accordance with applicable law) is 20,639,835 shares.

The Tender Offer will expire at 5:00 p.m., Central Time, on November 15, 2017, unless extended by us. The Tender Offer is being made upon the terms and subject to the conditions set forth in the Offer to Purchase and the related Letter of Transmittal, each of which was filed with the SEC on October 3, 2017.

Hines Credit Facility

On October 2, 2017, we terminated our Hines Credit Facility and subsequently, the Operating Partnership, entered into the Restated Hines Credit Facility with Hines for a maximum principal amount of $240.0 million. See Note 5 — Debt Financing for additional information regarding the terms of the Restated Hines Credit Facility.

Queen’s Court

In October 2017, we, through a wholly-owned subsidiary of the Operating partnership, acquired from CPA 18 Pan-European Holdings Cooperatif U.A. and Crown Students LLP (collectively, the “Sellers”), all of the share capital of the entities that own Queen’s Court, a student housing asset located in Reading, United Kingdom. The contract purchase price for Queen’s Court was £49.2 million (approximately $65.3 million assuming a rate of $1.33 per GBP as of the acquisition date), exclusive of transaction costs and working capital reserves. Queen’s Court consists of 395 beds and is 100% leased. The Sellers are not affiliated with us or our affiliates. We have not concluded our accounting for this recent acquisition, but we expect that the purchase price will primarily be allocated to building, land and in-place lease assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk, currency risk and real estate valuation risk are the primary market risks to which we are exposed. As of September 30, 2017, we were exposed to the market risks listed below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of September 30, 2017, we had $155.2 million of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $1.6 million in interest expense. Additionally, we have entered into interest rate caps to limit our exposure to rising interest rates related to our mortgage loans secured by Bishop’s Square and the Montrose Student Residences. See Note 5 — Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt.

Foreign Currency Risk

Our investments in Bishop’s Square and the Montrose Student Residences are subject to the effects of exchange rate movements between the Euro and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our condensed consolidated financial statements. We have entered into mortgage loans denominated in Euros for these investments, which provides a natural hedge with regard to changes in exchange rates between the Euro and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of Euros, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Based upon our analysis, a 10% immediate, unfavorable change in the exchange rate between the Euro and U.S. dollar would have decreased the net book value of our investment in Bishop’s Square and the Montrose Student Residences by approximately $4.7 million and would have reduced the net income (loss) of Bishop’s Square and the Montrose Student Residences by $0.5 million.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of November 9, 2017, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

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
We offer two share redemption programs for stockholders seeking liquidity of their shares, but we suspended both programs in connection with the launch of our ongoing self-tender offer. There is no public market for our common shares; therefore, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a substantial discount.
There is no public market for our common shares, and we do not expect one to develop. Although we have a share redemption program applicable to both class A shares and class T shares and a share redemption program applicable to class I shares and class J shares, each program has been suspended in connection with the launch of our ongoing self-tender offer. If and when we lift the suspension of our share redemption programs, they will continue to be limited in terms of the amount of shares which may be redeemed. It will therefore be difficult for our stockholders to sell their shares of common stock promptly or at all. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may limit the ability of our stockholders to sell their shares. If our stockholders are able to sell their shares, they may only be able to sell them at a substantial discount from the price they paid. This may be the result, in part, of the fact that the amount of funds available for investment are reduced by funds used to pay certain up-front fees and expenses, including organization and offering costs, such as issuer costs, selling commissions, and the dealer manager fees and acquisition fees and expenses in connection with our public offerings. Unless our aggregate investments increase in value to compensate for these up-front fees and expenses, which may not occur, it is unlikely that our stockholders will be able to sell their shares without incurring a substantial loss. Our stockholders may also experience substantial losses if we dispose of our assets or in connection with a liquidation event. We cannot assure our stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, prospective stockholders should consider our common shares as illiquid and a long-term investment, and they must be prepared to hold their shares for an indefinite length of time.
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
Our share redemption programs are currently suspended. If and when we lift the suspension of our share redemption programs, the ability of our stockholders to have their shares redeemed will continue to be limited under our share redemption programs and may be more limited for holders of class A shares and class T shares than for holders of class I shares and class J shares. If our stockholders are able to have their shares redeemed, it may be at a price that is less than the price our stockholders paid for the shares and the then-current market value of the shares.
Our share redemption programs are currently suspended. If and when we lift the suspension of our share redemption programs, the ability of our stockholders to have their shares redeemed will be subject to significant restrictions and limitations. For example, only stockholders who purchase their shares directly from us or who received their shares through a non-cash transaction, not in the secondary market, will be eligible to participate, holders of class A shares and class T shares generally will be required to hold their shares for a minimum of one year before they can participate in our share redemption program and if holders of class I shares and class J shares do not hold their shares for a minimum of one year, then they will only be eligible for redemption at 95% of the redemption price that would otherwise apply. If the suspension is lifted, the terms of our share redemption program applicable to class I shares and class J shares may provide holders of class I shares and class J shares with a greater opportunity to have their shares redeemed than holders of class A shares and class T shares.  The limit on the amount of shares that may be redeemed under our share redemption program applicable to class I shares and class J shares is higher than the limit on our share redemption program applicable to class A shares and class T shares.  In addition, the funds available for redemptions under our share redemption program applicable to class A shares and class T shares generally will be limited to funds received from the distribution reinvestment plan in the prior month; whereas unless our board of directors determines otherwise, we intend to fund redemptions pursuant to our share redemption program applicable to class I shares and class J shares from any available cash sources at our disposal, if the suspension is lifted. Our board of directors may terminate or amend each of our share redemption programs without stockholder approval. As a result of these limitations, the redemption price our stockholders may receive upon any such redemption if the suspension is lifted may not be indicative of the price our stockholders would receive if our shares were actively traded or if we were liquidated, and our stockholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption programs or to third parties at a price that reflects the then current market value of the shares or at all.
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
Each of these effects may occur before the United Kingdom departs from the European Union because the capital and credit markets are subject to volatility and disruption caused by the uncertainty introduced by the Brexit vote. As of September 30, 2017, 28% of our real estate investment portfolio consisted of two properties located in Dublin, Ireland (based on the estimated aggregate value of our real estate investments). A decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our portfolio, which could, among other things, adversely affect our business and financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 13, 2017, 518.135 restricted common shares were granted to each of our independent directors, Messrs. Humberto “Burt” Cabañas, Dougal A. Cameron, and John O. Niemann, Jr. Such restricted shares were granted pursuant to Restricted Share Award Agreements between us and each of our independent directors, as part of the independent directors’ annual compensation for service on our board of directors and without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds from Registered Securities

On August 20, 2014, the Registration Statement on Form S-11 (File No. 333-191106) for the Offering was declared effective under the Securities Act. The Offering commenced on August 20, 2014. We suspended the sale of shares in the primary portion of the Offering as of September 30, 2017. We are continuing to offer shares pursuant to our distribution reinvestment plan.

From August 20, 2014 through September 30, 2017, we received gross proceeds of approximately $201.7 million through the sale of 20.3 million class A shares, $199.5 million through the sale of 20.7 million class T shares and $0.9 million through the sale of 91,000 class I shares to the public in connection with the Offering. Since August 20, 2014, we have used proceeds from the Offering to pay $23.8 million of selling commissions and dealer manager fees, as well as $9.8 million of issuer costs related to the Offering.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” for additional information regarding the amendment to our Advisory Agreement executed in April 2016 and effective February 29, 2016, which has reduced the amount of issuer costs payable to our Advisor as a percentage of gross offering proceeds. As a result of the amendment to our Advisory Agreement, our Advisor reimbursed us for $4.0 million in issuer costs that we had previously reimbursed to our Advisor. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary” for additional information regarding the amendment of the Dealer Manager Agreement, pursuant to which our Advisor will pay a portion of the dealer manager fees payable to the dealer manager, without reimbursement from us. The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines.

Net proceeds available for investment after the payment of the costs described above were approximately $354.9 million. A portion of these proceeds, along with proceeds from debt financing, were used to make approximately $309.5 million of investments in real estate, including the purchase price of our investments, acquisition fees and expenses, and costs of leveraging each real estate investment. We had approximately $45.4 million in uninvested offering proceeds as of September 30, 2017 which were subsequently used to acquire Queen’s Court on October 11, 2017.

Additionally, we have not generated sufficient cash flow from operations to fully fund distributions paid. From inception through September 30, 2017, a portion of our distributions have been funded with cash flows from financing activities, which includes offering proceeds. See “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Distributions” for a description of the sources that have been used to fund our distributions.

Issuer Redemptions of Equity Securities

In connection with our launch of our self-tender offer, in August 2017, we suspended our share redemption program applicable to class A shares and class T shares and a share redemption program applicable to class I shares and class J shares; provided, that, with respect to any requests for the redemption of shares submitted in good order in connection with the death or disability of a stockholder for the month of August 2017 we planned to redeem such shares on August 31, 2017 in accordance with the terms of each of our share redemption programs. We anticipate lifting the suspension and reinstating our share redemption programs following the termination of our self-tender offer. Prior to the suspension, each program allowed stockholders who had purchased shares from us or received their shares through a non-cash transaction, not in the secondary market, to have their shares redeemed subject to certain limitations and restrictions. The terms of our share redemption programs, as in effect prior to the suspension, are described more fully below. The terms described below will not take effect unless and until the suspension is lifted.

Share Redemption Program Applicable to Class A Shares and Class T Shares - Currently Suspended

In addition to currently being suspended, our share redemption program applicable to class A shares and class T shares is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. We may redeem shares on a monthly basis if the shares were held for at least one year and meet certain other conditions. Any such redemptions will be limited to the amount required to redeem 5% of the shares outstanding as of the same date in the prior calendar year, and unless our board of directors determines otherwise, redemptions will be further limited to the amount of proceeds received from our distribution reinvestment plan in the month prior to the month in which the redemption request was received. Per the terms of our share redemption program, we may waive the one-year holding requirement and limitations described above for share redemption requests made in connection with the bankruptcy, death or disability of a stockholder. No fees will be paid to Hines in connection with any redemption.

Share Redemption Program Applicable to Class I Shares and Class J Shares - Currently Suspended

In addition to currently being suspended, our share redemption program applicable to class I shares and class J shares is subject to significant restrictions and limitations and our board of directors may terminate, suspend or amend the program without stockholder approval. Under our share redemption program applicable to class I shares and class J shares, we may redeem during any calendar month class I shares and class J shares whose aggregate value (based on the redemption price per share in effect when the redemption is effected) is 2% of the aggregate NAV of such classes of shares as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the redemption price per share in effect when the redemption is effected) is up to 5% of NAV of such classes of shares as of the last calendar day of the prior calendar quarter. During a given quarter, if in each of the first two months of such quarter the 2% redemption limit is reached and stockholders’ redemptions are reduced pro rata for such months, then in the third and final month of that quarter, the applicable limit for such month will likely be less than 2% of the NAV applicable to all such shares as of the last calendar day of the previous month because the redemptions for that month, combined with the redemptions in the previous two months, cannot exceed 5% of the NAV of such classes of shares as of the last calendar day of the prior calendar quarter.

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

All eligible requests for redemptions that were received for the three months ended September 30, 2017 were redeemed using proceeds from our distribution reinvestment plan. See the full text of our share redemption programs, which are incorporated by reference as Exhibits 99.1 and 99.2 to this Quarterly Report on Form 10-Q, for all of the terms and conditions of the programs. The following table lists shares we redeemed under our share redemption program during the period covered by this report, including the average price paid per share.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs
July 1, 2017 to July 31, 2017	15,182	$9.69	15,182	(1)
August 1, 2017 to August 31, 2017(2)	25,149	$9.65	25,149	(1)
September 1, 2017 to September 30, 2017(2)	422	$9.96	422	(1)
Total	40,753		40,753

(1)	We limit the number of shares that may be redeemed quarterly under the programs as described above.

(2)
In connection with our self-tender offer, effective August 18, 2017, we suspended our share redemption programs, as required by Rule 14e-5 promulgated under the Securities Exchange Act of 1934, as amended; provided, that, with respect to any requests for the redemption of shares submitted in good order in connection with the death or disability of a stockholder for the month of August 2017 the we planned to redeem such shares on August 31, 2017 in accordance with the terms of each of our share redemption programs. We anticipate lifting the suspension and reinstating our share redemption programs following the termination of our self-tender offer.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Hines Global REIT II, Inc. (filed as Exhibit 3.1 to Pre- Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11, File No. 333-191106 (the “Registration Statement”) on August 15, 2014 and incorporated by reference herein)

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
3.7
Amendment No. 2 to Amended and Restated Bylaws of Hines Global REIT II, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on September 14, 2017 and incorporated by reference herein)

3.8
Articles of Amendment to Articles of Amendment and Restatement of Hines Global REIT II, Inc. (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on October 16, 2017 and incorporated by reference herein)

4.1	Form of Subscription Agreement (filed as Appendix B to the Prospectus filed on April 28, 2017 and incorporated by reference herein)
4.2
Hines Global REIT II, Inc. Fifth Amended and Restated Distribution Reinvestment Plan, effective as of October 31, 2016 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2016 and incorporated by reference herein)

10.1
Amendment No. 2 to Advisory Agreement, dated as of April 13, 2016 and effective as of February 29, 2016, among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP, and Hines Global REIT II, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on April 15, 2016 and incorporated by reference herein)

10.2
Loan Agreement, dated as of January 29, 2016 by and between Wells Fargo Bank, National Association, as Lender and Hines Global REIT II 891 Coronado LLC, as Borrower (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on February 4, 2016 and incorporated by reference herein)

10.3
Promissory Note, dated as of January 29, 2016 by and between Hines Global REIT II 891 Coronado LLC, as borrower, and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K on February 4, 2016 and incorporated by reference herein)

10.4
Amendment No. 3 to Selected Dealer Agreement, dated April 12, 2016, by and among Hines Global REIT II, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.23 to Post-Effective Amendment No. 8 to the Registration Statement on April 15, 2016 and incorporated by reference herein)

Exhibit No.	Description
10.5
Sale, Purchase and Escrow Agreement, dated as of May 13, 2016, by and between NOP Cottonwood Holdings, LLC, HGREIT II Cottonwood Center LLC, Commonwealth Land Title Insurance Company, Hines Global REIT II Properties LP and National Office Partners LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed May 19, 2016 and incorporated by reference herein)

10.6
Agreement of Purchase and Sale, dated as of June 24, 2016, by and between RT GOODYEAR, LLC and HGREIT II Goodyear Crossing LLC (filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q on August 12, 2016 and incorporated by reference herein)

10.7
Loan Agreement, dated as of July 5, 2016 by and between Principal Life Insurance Company, as Lender and HGREIT II Cottonwood Center LLC, as Borrower (filed as Exhibit 10.26 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.8
Term Loan Agreement, dated as of August 18, 2016 by and between SunTrust Bank, as Lender and HGREIT II Goodyear Crossing LLC, as Borrower (filed as Exhibit 10.27 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.9
Contract of Sale, dated as of September 16, 2016, by and between CLP-SPF Rookwood Commons, LLC and CLP-SPF Rookwood Pavilion, LLC and HGREIT II Edmonson Road LLC and HGREIT II Madison Road LLC (filed as Exhibit 10.28 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.10
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global REIT II and Hines Interests Limited Partnership (Domestic Office Properties) (filed as Exhibit 10.29 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.11
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global REIT II and Hines Interests Limited Partnership (Domestic Multi-family and Industrial Properties) (filed as Exhibit 10.30 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.12
Amendment No. 4 to Selected Dealer Agreement, dated as of December 8, 2016, by and among Hines Global REIT II, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 8, 2016 and incorporated by reference herein)

10.13
Cost Reimbursement Agreement, dated as of December 8, 2016 and effective as of January 1, 2017, by and among Hines Global REIT II, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and American Enterprise Investment Services Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on December 8, 2016 and incorporated by reference herein)

10.14
Open End Mortgage and Security Agreement dated as of April 1, 2015 by and between Nationwide Life Insurance Company, as Lender, and CLP-SPF Rookwood Commons, LLC, as Borrower (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

10.15
Open End Mortgage and Security Agreement dated as of July 1, 2013 by and between Nationwide Life Insurance Company, as Lender, and CLP-SPF Rookwood Pavilion, LLC, as Borrower (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

10.16
Assumption and Modification Agreement dated as of January 6, 2017, by and between Nationwide Life Insurance Company, as Lender, CLP-SPF Rookwood Pavilion LLC, as Original Borrower, and HGREIT II Madison Road LLC, as Borrower (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

10.17
Assumption and Modification Agreement dated as of January 6, 2017, by and between Nationwide Life Insurance Company, as Lender, CLP-SPF Rookwood Commons LLC, as Original Borrower, and HGREIT II Edmondson Road LLC, as Borrower (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

10.18
Third Amended and Restated Agreement of Limited Partnership of Hines Global REIT II Properties LP, dated as of April 28, 2017 (filed as Exhibit 10.1 to Post-Effective Amendment No. 12 to the Registration Statement on April 28, 2017 and incorporated by reference herein)

10.19
Uncommitted Loan Agreement, dated as of October 2, 2017, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 3, 2017 and incorporated by reference herein)

10.20	Form of Restricted Share Award Agreement (filed as Exhibit 99(a)(1)(G) to the Registrant’s tender offer statement on Schedule TO on October 3, 2017 and incorporated by reference herein)
99.1
Hines Global REIT II, Inc. Share Redemption Program applicable to class A shares and class T shares, effective as of May 31, 2017 (filed as Exhibit 99.1 to Post-Effective Amendment No. 12 to the Registration Statement on April 28, 2017 and incorporated by reference herein)

Exhibit No.	Description
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

101*
The following materials from Hines Global REIT II, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 9, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Equity (Deficit), (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES GLOBAL REIT II, INC.

November 9, 2017	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

November 9, 2017	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary