Form 10-K
period 2017-12-31
HINES GLOBAL INCOME TRUST, INC.
filed 2018-03-29
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-55599

HINES GLOBAL INCOME TRUST, INC.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	(Do not check if a smaller reporting company)
Smaller reporting company ☑		Emerging growth company ☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock.

As of March 16, 2018, no shares of the registrant’s Class T common stock, Class S common stock, Class D common stock, Class I common stock, and Class JX common stock were outstanding, and approximately 19.2 million shares of the registrant’s Class AX common stock, 20.1 million shares of the registrant’s Class TX common stock and 0.1 million shares of the registrant’s Class IX common stock were outstanding.

TABLE OF CONTENTS PART I
Item 1.	Business	1
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	44
Item 2.	Properties	45
Item 3.	Legal Proceedings	48
Item 4.	Mine Safety Disclosures	48
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	49
Item 6.	Selected Financial Data	56
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	57
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	71
Item 8.	Financial Statements and Supplementary Data	72
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	103
Item 9A.	Controls and Procedures	103
Item 9B.	Other Information	104
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	104
Item 11.	Executive Compensation	110
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	112
Item 13.	Certain Relationships and Related Transactions, and Director Independence	113
Item 14.	Principal Accounting Fees and Services	117
PART IV
Item 15.	Exhibits, Financial Statement Schedules	118
Item 16.	Form 10-K Summary
SIGNATURES
EX- 21.1	List of Subsidiaries
EX- 23.1	Consent of Deloitte and Touche LLP
EX- 31.1	Certification
EX- 31.2	Certification
EX- 32.1	Certification of CEO & CFO pursuant to Section 906
EX- 99.2	Consent of Altus Group U.S., Inc.

EX- 101	Instance Document
EX- 101	Schema Document
EX- 101	Calculation Linkbase Document
EX- 101	Labels Linkbase Document
EX- 101	Presentation Linkbase Document
EX- 101	Definition Linkbase Document

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

Item 1.  Business

General Description of Business and Operations

Hines Global Income Trust, Inc. (“Hines Global”), formerly known as Hines Global REIT II, Inc., was formed as a Maryland corporation on July 31, 2013, for the purpose of raising capital through public stock offerings and investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years.
We conduct most of our activities through, and most of our real estate investments are held directly or indirectly by, Hines Global REIT II Properties, LP (the “Operating Partnership”), which was formed on July 31, 2013. As of March 29, 2018, we owned interests in eight real estate investments. The properties contain, in the aggregate, 2.7 million square feet of leasable space. The properties represent investments in a variety of real estate classes and geographic markets. See Item 2. Properties for additional information regarding our real estate portfolio.

We have no employees. Our business is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines, under the terms and conditions of an advisory agreement between us, the Operating Partnership and the Advisor (the “Advisory Agreement”). As compensation for these services, we pay our Advisor asset management fees, a performance participation allocation, and fees for other services and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the Advisory Agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by, or for the benefit of, Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 4,000 employees have over 60 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Our office is located at 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Our telephone number is 1-888-220-6121. Our web site is www.hinessecurities.com/reits/hgit. The information on our website is not incorporated by reference into this report.

We refer to Hines Global, the Operating Partnership and its wholly-owned subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines Global or the Company as required by the context in which such pronoun is used.

Our Public Offerings

We raise capital for our investments through public offerings of our common stock. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014. As of December 6, 2017, Hines Global began operating as a non-exchange traded real estate investment trust (“REIT”) with no targeted liquidity window instead of operating as a finite-life REIT. On September 30, 2017, we suspended the sale of shares in the primary portion of the Initial Offering, while continuing to offer up to $150.0 million of common stock pursuant to our distribution reinvestment plan. Through December 31, 2017, the Company received gross offering proceeds of approximately $405.8 million including shares issued under its distribution reinvestment plan.

On December 6, 2017 we commenced a second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Follow-on Offering”). Our Follow-on Offering reflects a restructuring (the “Restructuring”) that our board of directors believes is in the best interests of our stockholders. Pursuant to the Restructuring, among other things:

•	we began operating as a non-exchange traded REIT with no targeted liquidity window;

•	we reduced broker dealer fees payable to the dealer manager and expenses in connection with our public offerings;

•	we restructured the fees we pay to the Advisor, including the elimination of acquisition fees and disposition fees;

•	a cap was placed on the monthly asset management fee payable to our Advisor equal to 1/12th of 1.25% of NAV as of the end of each month;

•
we implemented a performance participation allocation payable to our Advisor to better align our Advisor’s interest with our overall financial performance (see Note 8 — Related Party Transactions for a description of this performance based allocation);

•	we changed the frequency with which we calculate the NAV per share from quarterly to monthly; and

•
we amended our share redemption program applicable to Class IX shares and Class JX shares in order to make it applicable to all classes of shares, which enhances liquidity for current Class AX and Class TX stockholders and creates a larger liquidity pool which is equivalent to 20% of the Company’s aggregate NAV (subject to additional limitations described in Item 5) to benefit all stockholders.

On October 3, 2017, we announced a new NAV per share of $9.69 as of August 31, 2017, as compared to our previously determined NAV per share of $9.65 as of December 31, 2016. As noted above, we began determining a new NAV per share on a monthly basis as of the end of January 2018. Our NAV per share as of January 31, 2018 and February 28, 2018 was $9.78 and $9.78, respectively.

Primary Investment Objectives

Our primary investment objectives are to:

•	provide income in the form of regular, stable cash distributions to achieve an attractive distribution yield;

•	preserve and protect invested capital;

•	invest in a diversified portfolio of quality commercial real estate properties and other real estate investments across a range of asset types throughout the U.S. and internationally;

•	realize appreciation in NAV from proactive investment management and asset management;

•
provide an investment alternative for investors seeking to allocate a portion of their long-term investment portfolios to commercial real estate with generally lower volatility than publicly traded real estate companies; and

•	qualify for and remain qualified as a REIT for federal income tax purposes.

Acquisition and Investment Policies

We have invested and expect to continue to invest the proceeds from our public offerings in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. We may purchase properties or make other real estate investments that relate to varying property types including office, retail, industrial, multi-family residential, student housing and hospitality or leisure. We may invest in operating properties, properties under development, and undeveloped properties such as land.

We expect to invest in real estate-related securities and debt investments for purposes of generating additional diversification and income as well as to provide additional liquidity for our share redemption program, cash management and other purposes. Real estate-related securities may include, but are not limited to, common or preferred stocks of publicly-traded REITs or real estate operating companies, or REOC, debt or bond securities of such companies, CMBS, U.S. government and agency securities, or other debt and equity securities of public or private real estate-related companies. To the extent that we invest in real estate-related debt, our primary investments may include, but are not limited to, originations of and participations in commercial mortgage loans secured by real estate, B-Notes, mezzanine loans and certain other types of debt-related investments that may help us reach our diversification, liquidity and other investment objectives. We may use third parties and/or Hines and its affiliates to source, underwrite and service our real estate-related securities and debt investments.

We believe that there is an opportunity to create attractive total returns by employing a strategy of investing in a diversified portfolio of such investments which are well-selected, well-managed and disposed of at an optimal time. We may use proceeds from disposals to make additional strategic acquisitions or we may use proceeds from disposals of properties for future capital expenditures, leasing capital needs, or reducing our leverage in the portfolio. Our principal targeted assets are investments in properties, and other real estate investments that relate to properties, that have quality construction and desirable locations which can attract quality tenants. These types of investments are, or relate to, properties generally located in central business districts or suburban markets of major metropolitan cities worldwide. We intend to invest in a geographically diverse portfolio in order to reduce the risk of reliance on a particular market, a particular property and/or a particular tenant. We anticipate that international real estate investments may comprise a substantial portion of our portfolio.

We may invest in real estate properties and other real estate investments directly by owning 100% of such investments or indirectly by owning less than 100% of such investments through co-ownership or joint-venture arrangements with third parties or with other Hines-affiliated entities. We intend to fund our future acquisitions and investments primarily with proceeds raised in our public offerings and potential follow-on offerings as well as with proceeds from debt financings.

We are not limited as to the asset types or geographic areas in which we may invest and conduct our operations. We are not specifically limited in the number or size of investments we may make, or on the percentage of net proceeds of our public offerings that we may invest in a single property, a real estate investment, real estate-related securities or a loan. Although the actual percentages may vary from those presently anticipated, after the proceeds of our public offerings and any subsequent offerings have been fully invested, we anticipate that international real estate investments will comprise between 40% and 60% of our portfolio and real estate investments other than the acquisition of commercial real estate properties will comprise less than 30% of our portfolio. The number, size and mix of investments we make will depend upon real estate and market conditions and other circumstances existing at the time we are evaluating investment opportunities and the amount of proceeds we raise in our public offerings and any subsequent offerings.

Financing Strategy and Policies

As of December 31, 2017, our portfolio was approximately 50% leveraged (based on the valuations of our real estate investments using the August 2017 appraised values and the purchase price of Queen’s Court Student Residences) with a weighted average interest rate of 2.63%. We expect that once we have fully invested the proceeds of our public offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40%-60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as we determine to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors.

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

Distribution Objectives

In order to qualify as a REIT for federal income tax purposes, we generally must distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. We intend, although we are not legally obligated, to continue to make regular monthly distributions to holders of our common shares in excess of the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code of 1986, as amended (the “Code”).

With the authorization of our board of directors, we declared distributions daily through December 31, 2017. Beginning in January 2018 we have and intend to continue to accrue and pay regular distributions on a monthly basis, as of monthly record dates. With the authorization of our board of directors, we declared monthly distributions from January 2018 through March 31, 2018 at a gross distribution rate of $0.05083 per month for each share class less any applicable distribution and stockholder servicing fees. Distributions will be made on all classes of shares of our common stock, including any outstanding shares related to our Initial Offering (“IPO Shares”) at the same time. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are being made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

We have not generated and we may continue to be unable to generate sufficient cash flow from operations to fully fund distributions paid. Therefore, our distributions have been paid and may continue to be paid, and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from our debt financings, proceeds from the offerings, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. For example, we funded 56%, 60% and 23% of total distributions for the years ended December 31, 2017, 2016 and 2015, respectively, with cash flows from financing activities, which includes offering proceeds.

For a summary of distributions declared and paid by us for the years ended December 31, 2017, 2016 and 2015, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 2015. Our management believes that we operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2017, 2016 and 2015 in the accompanying consolidated financial statements. In 2017, income tax expense recorded by the Company was primarily comprised of foreign income taxes related to the operation of its international properties. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Competition

Numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors, including Hines Global REIT, Inc. (“Hines Global REIT”) compete with us in acquiring properties or making other real estate investments and obtaining creditworthy tenants to occupy such properties. Many of these entities have significant financial and other resources, allowing them to compete effectively with us. Principal factors of competition in our primary business of acquiring properties or making other real estate investments include access to capital, the quality of properties, leasing terms (including rent and other charges and allowances for inducements and tenant improvements), the quality and breadth of tenant services provided, and reputation as an owner and operator of commercial real estate investments in the relevant market. Additionally, our ability to compete depends upon, among other factors, trends of the global, national and local economies, investment alternatives, financial condition and operating results of current and prospective tenants, availability and cost of capital, taxes, governmental regulations, legislation and demographic trends.

We believe Hines’ extensive real estate experience and depth and breadth of its organization of approximately 4,000 employees located in over 100 cities across the United States and 23 foreign countries allows it to better identify investment opportunities for us. However, competition may increase our cost of acquisitions.

Customers

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. For the year ended December 31, 2017, there were no tenants that individually represented more than 10% of our total rental revenue.

Available Information

Stockholders may obtain copies of our filings with the Securities and Exchange Commission (“SEC”), free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.hinessecurities.com/reits/hgit. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. Our filings will be available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. However, the information from our website is not incorporated by reference into this report.

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

Risks Related to Investing in the Public Offerings

We have a limited prior operating history, and the prior performance of other Hines affiliated entities may not be a good measure of our future results; therefore, there is a higher risk that we will not be able to achieve our investment objectives compared to a real estate investment trust with a significant operating history.

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

We offer a share redemption program for stockholders seeking liquidity of their shares. However, there is no public market for our common shares; therefore, it will be difficult for our stockholders to sell their shares and, if they are able to sell their shares, they will likely sell them at a discount to the price our stockholders paid.

There is no public market for our common shares, and we do not expect one to develop. We have a share redemption program, but it is limited in terms of the amount of shares which may be redeemed. It will therefore be difficult for our stockholders to sell their shares of common stock promptly or at all. Additionally, our charter contains restrictions on the ownership and transfer of our shares, and these restrictions may limit the ability of our stockholders to sell their shares. If they are able to sell their shares, they may only be able to sell them at a discount from the price they paid. Any redemptions of shares will be at a price equal to the transaction price of the class of shares being redeemed on the date of redemption (which generally will be equal to the most recently determined NAV per share applicable to the class of shares being redeemed and most recently disclosed by us in a public filing with the SEC), and not based on the price at which they initially purchased the shares. Subject to limited exceptions, shares redeemed within one year of the date of issuance will be redeemed at 95% of the transaction price. As a result, stockholders may receive less than the price they paid for their shares when they sell them to us pursuant to our share redemption program. In addition, stockholders may also experience substantial losses if we dispose of our assets or in connection with a liquidation event. We cannot assure stockholders that their shares will ever appreciate in value to equal the price they paid for their shares. Thus, prospective stockholders should consider our common shares as illiquid and a long-term investment, and they must be prepared to hold their shares for an indefinite length of time.

The Offering is a blind pool offering and our stockholders do not have the opportunity to evaluate our future investments prior to purchasing shares of our common stock.

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

The Offering is a “best efforts” offering and if we are unable to raise substantial additional funds, we will be limited in the number and type of investments we may make which could negatively impact an investment in shares of our common stock.

The Offering is being made on a “best efforts” basis, whereby the broker dealers participating in the Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial additional funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. As of March 16, 2018, we have raised approximately $408.8 million from the sale of shares in the Offering, including shares sold through the distribution reinvestment plan and as of the date of this Annual Report on Form 10-K, we have acquired eight real estate investments. If we are unable to sell a significant number of the shares being offered in the Offering, we are more likely to focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

The U.S. Department of Labor, or DOL, has adopted certain amendments, including an amendment to the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, and the Code, which could impact our ability to raise significant additional capital in the Offering.
The DOL has adopted certain amendments, including an amendment to the definition of “fiduciary” under ERISA and the Code. The amendments have broadened the definition of “fiduciary” and have changed the prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including individual retirement accounts). The final regulation and the related exemptions were scheduled to become applicable for investment transactions on and after April 10, 2017, but the applicability date was delayed until June 9, 2017, with full implementation further delayed until July 1, 2019. On February 3, 2017, a Presidential Memorandum was issued directing the DOL to, among other things, examine the regulation to determine whether it may adversely affect the ability of Americans to gain access to market information and financial advice. The outcome of this review by the DOL and the ultimate impact of the final regulation are not yet known. The final regulation could negatively impact the sale of shares of our common stock to such employee benefit plans and retirement plans and accounts when it is implemented in 2019 as well as before it is implemented, due to the uncertainty concerning how the regulation will be implemented and its impact.

The availability and timing of distributions to our stockholders is uncertain and cannot be assured.

There is no assurance that distributions will continue to be authorized and paid. We cannot assure our stockholders that we will have sufficient cash to pay distributions to them or that the amount of any such distributions will increase over time. In addition, the distribution and stockholder servicing fees payable with respect to Class T shares, Class S shares and Class D shares issued in the Offering will reduce the amount of funds available for distribution with respect to all Class T shares, Class S shares and Class D shares (including Class T shares, Class S shares and Class D shares issued pursuant to the distribution reinvestment plan). Further, because the distribution and stockholder servicing fees payable with respect to Class T shares and Class S shares are higher than those payable with respect to Class D shares, distributions with respect to Class T shares and Class S shares will be lower than distributions with respect to Class D shares; also, because there are no distribution and stockholder servicing fees payable with respect to Class I shares, distributions with respect to Class T shares, Class S shares and Class D shares will be lower than distributions with respect to Class I shares. Should we fail for any reason to distribute at least 90% of our REIT taxable income, we would not qualify for the favorable tax treatment accorded to REITs.

We have, may continue, and during the offering phase, are likely to pay distributions from sources other than our cash flow from operations, including advances, deferrals or waivers of fees from our Advisor or affiliates, borrowings and/or proceeds of the Offering. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. The use of sources other than our cash flow from operations to fund distributions could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of our stockholders’ investment.

During the offering phase, and from time to time thereafter, our cash flow from operations may be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source and we may choose to pay distributions when we do not have sufficient cash flow from operations to fund such distributions. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. For example, we funded 56% of total distributions for 2017 with cash flows from financing activities which includes offering proceeds. In addition, our Advisor agreed to waive the asset management fee otherwise payable to it pursuant to our Advisory Agreement for the fourth quarter of 2014, each of the quarters in 2015 and 2016, to the extent that our MFFO for each respective quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounted to less than 100% of the aggregate distributions declared for such quarter. Pursuant to this waiver agreement, our Advisor waived $1.3 million, $0.6 million and $16,000 in asset management fees payable to it during the years ended December 31, 2016, 2015 and 2014, respectively. Our Advisor also agreed to waive the asset management fees otherwise payable to it for the quarter ended March 31, 2017 to the extent that our MFFO for such quarter, as reduced to reflect the distribution and stockholder servicing fees payable for such quarter, as disclosed in our Quarterly Report on Form 10-Q, amounted to less than 100% of the aggregate distributions declared to our stockholders for that quarter. Our Advisor did not waive any asset management fees payable to it during the year ended December 31, 2017. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees. However, our Advisor and affiliates are under no obligation to advance funds to us or to defer or to continue to waive fees in order to support our distributions. When we pay distributions in excess of earnings and we use cash flows from financing activities, including offering proceeds and borrowings, to fund distributions, then we have less funds available for operations and for acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, may reduce our stockholders’ overall return and may result in the dilution of our stockholders’ investment. In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ interest in us. Furthermore, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

We have incurred net losses on a GAAP basis in the past and may continue to incur such losses in the future.

For the years ended December 31, 2017, 2016 and 2015, we have incurred net losses, on a GAAP basis, of approximately $17.2 million, $11.3 million and $5.6 million, respectively. As a result of these losses, we had accumulated distributions in excess of earnings balances, on a GAAP basis, of approximately $68.2 million, $31.2 million and $9.8 million, respectively, as of December 31, 2017, 2016 and 2015. Our net losses and the related accumulated distributions in excess of earnings balances for these periods are largely attributable to depreciation and amortization of our real estate investments as well as acquisition-related fees and expenses that are incurred while we are in the acquisition phase of our life cycle. Therefore, we may continue to incur net losses and accumulated distributions in excess of earnings balances in the future.

Additionally, we have generated other comprehensive income, on a GAAP basis, of approximately $7.7 million for the year ended December 31, 2017, and have incurred other comprehensive losses, on a GAAP basis, of approximately $1.4 million and $1.4 million, for the years ended December 31, 2016 and 2015 respectively. These amounts relate to translating the financial statements of our international subsidiaries into U.S. dollars for financial reporting purposes and represent changes in the exchange rates between the functional currencies of these subsidiaries and the U.S. dollar.

Payments to the holders of OP Units will reduce cash available for distribution to our stockholders.

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

Payments to our Advisor in respect of any common stock or OP Units it elects to receive in lieu of fees or distributions will dilute future cash available for distribution to our stockholders.

Our Advisor may choose to receive our common shares or OP Units in lieu of certain fees or distributions. The holders of all OP Units will be entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holders of OP Units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the OP Units held by our Advisor are required to be repurchased, in cash at the holder’s election and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds, or other sources to make the payment, which will reduce cash available for distribution to our stockholders or for investment in our operations. Redemptions of any of our shares or OP Units that were received by our Advisor in lieu of a cash asset management fee are not subject to the monthly and quarterly volume limitations or the 5% holding discount under our share redemption program. Redemptions of any of our shares or OP Units that were received by our Advisor in lieu of a cash distribution with respect to its performance participation allocation are not subject to the 5% holding discount under our share redemption program, but, in the case of shares, such redemptions are subject to the monthly and quarterly volume limitations and do not receive priority over other shares being put for redemption during such period.

Our stockholders’ ability to have their shares redeemed is limited under our share redemption program, and if they are able to have their shares redeemed, it may be at a price that is less than the price they paid for the shares and the then-current market value of the shares.

Our share redemption program contains significant restrictions and limitations. For example, only stockholders who purchase their shares directly from us or who received their shares through a non-cash transaction, not in the secondary market, are eligible to participate, and if holders of shares do not hold their shares for a minimum of one year, then they will only be eligible for redemption at 95% of the transaction price that would otherwise apply. We may choose to redeem fewer shares than have been requested in any particular month to be redeemed under our share redemption program, or none at all, in our discretion at any time. We may redeem fewer shares than have been requested to be redeemed due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in real property or other illiquid investments is a better use of our capital than the redemption of our shares. In addition, the total amount of shares that may be redeemed under our share redemption program is limited, in any calendar month, to shares whose aggregate value (based on the transaction price per share on the date on the redemption) is 2% of our aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the transaction price per share in effect when the redemption is effected) is up to 5% of our aggregate NAV as of the last calendar day of the prior calendar quarter.

The vast majority of our assets will consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Further, we may invest in real estate-related securities and other securities with the primary goal of maintaining liquidity in support of our share redemption program. Any such investments may result in lower returns than an investment in real estate assets, which could adversely impact our ability to pay distributions and your overall return. In addition, our board of directors may modify, suspend or terminate our share redemption program at any time in its sole discretion. As a result of these limitations, our stockholders’ ability to have their shares redeemed by us may be limited, our shares should be considered as having only limited liquidity and at times may be illiquid. In addition, the redemption price our stockholders may receive upon any such redemption may not be indicative of the price our stockholders would receive if our shares were actively traded or if we were liquidated, and our stockholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program or to third parties at a price that reflects the then current market value of the shares or at all.

Purchases and redemptions of our common shares will not be made based on the current NAV per share of our common stock.

The purchase and redemption price for shares of our common stock generally will be based on our most recently disclosed monthly NAV (subject to material changes) and will not be based on any public trading market. We generally expect our transaction price to be equal to our NAV per share as of the last calendar day of the prior month, which may be significantly different than the transaction price as of the date on which stockholders make their subscription request or redemption request. Therefore, the price at which stockholders purchase shares may be higher than the actual then-current NAV per share at the time of sale and the price at which stockholders redeem shares may be lower than the actual then-current NAV per share at the time of redemption. In addition, we may offer and repurchase shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month.

Economic events that may cause our stockholders to request that we redeem their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our share redemption program at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy redemption requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.

The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the independent valuation firm and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition, our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to our Advisor and our Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price our stockholders will pay for shares of our common stock in the Offering, and the price at which your shares may be redeemed by us pursuant to our share redemption program, are generally based on our NAV per share, stockholders may pay more than realizable value or receive less than realizable value for their investment.

In order to disclose a monthly NAV, we are reliant on the parties that we engage for that purpose, in particular the independent valuation firm and the appraisers that we hire to value and appraise our real estate portfolio.

In order to disclose a monthly NAV, our board of directors, including a majority of our independent directors, has adopted valuation procedures to be used in connection with the calculation of our NAV and will cause us to engage independent third parties such as the independent valuation firm, to value our real estate portfolio on a monthly basis and to provide periodic appraisals with respect to our properties. Although our board of directors, with the assistance of our Advisor, oversees all of these parties and the reasonableness of their work product, we will not independently verify our NAV or the components thereof, such as the appraised values of our properties. Our management’s assessment of the market values of our properties may also differ from the appraised values of our properties as determined by the independent valuation firm. If the parties engaged by us to assist in the determination of our monthly NAV are unable or unwilling to perform their obligations to us, our NAV could be inaccurate or unavailable, and we could decide to suspend the Follow- On Offering and our share redemption program.

No rule or regulation requires that we calculate our NAV in a certain way, and our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures.

There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that stockholders pay particular attention to the specific methodologies and assumptions we use to calculate our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. Our board of directors may change aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which stockholders may sell shares to us under our share redemption program.

Our NAV per share may suddenly change if the valuations of our properties materially change from prior valuations or the actual operating results materially differ from what we originally budgeted.

It is possible that the annual appraisals of our properties may not be spread evenly throughout the year and may differ from the most recent monthly valuation. As such, when these appraisals are reflected in our valuation of our real estate portfolio, there may be a sudden change in our NAV per share for each class of our common stock. Property valuation changes can occur for a variety of reasons, such as local real estate market conditions, the financial condition of our tenants, or lease expirations. For example, we expect to regularly face lease expirations across our portfolio, and as we move further away from lease commencement toward the end of a lease term, the valuation of the underlying property will be expected to drop depending on the likelihood of a renewal or a new lease on similar terms. Such a valuation drop can be particularly significant when closer to a lease expiration, especially for single tenant buildings or where an individual tenant occupies a large portion of a building. We will be at the greatest risk of these valuation changes during periods in which we have a large number of lease expirations as well as when the lease of a significant tenant is closer to expiration. In addition, actual operating results may differ from what we originally budgeted, which may cause a sudden increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a periodic basis based on annual budgets as adjusted from time to time to reflect changes in the business throughout the year. On a periodic basis, we adjust the income and expense accruals we estimated to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the NAV per share of each class for any such adjustments. Therefore, because actual results from operations may be better or worse than what we previously budgeted, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease.

New acquisitions may be valued for purposes of our NAV at less than what we pay for them, which would dilute our NAV.

Pursuant to our valuation procedures, the acquisition price of newly acquired properties will serve as our appraised value for the year of acquisition, and thereafter will be part of the rotating appraisal cycle such that they are appraised at least every calendar year. However, the independent valuation firm will have the ability to adjust property valuations for purposes of our NAV from the most recent appraised value. Similarly, if the independent valuation firm believes that the purchase price for a recent acquisition does not reflect the current value of the property, the valuation may be adjusted downwards immediately after acquisition for purposes of our NAV. Even if the independent valuation firm does not adjust the valuation downwards immediately following the acquisition, when we obtain an appraisal on the property, it may not appraise at a value equal to the purchase price. Accordingly, the value of a new acquisition as established under our NAV procedures could be less than what we paid for it, which could negatively affect our NAV. Large portfolio acquisitions, in particular, may require a “portfolio premium” to be paid by us in order to be a competitive bidder, and this “portfolio premium” may not be taken into consideration in calculating our NAV. In addition, acquisition expenses we incur in connection with new acquisitions will negatively impact our NAV. We may make acquisitions of any size without stockholder approval, and such acquisitions may be dilutive to our NAV.

The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.

From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, and not by way of limitation, changes in governmental rules, regulations and fiscal policies, environmental legislation, acts of God, terrorism, social unrest, civil disturbances and major disturbances in financial markets may cause the value of a property to change materially. The NAV per share of each class of our common stock as published for any given month may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable, and the NAV per share of each class published after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in accordance with our valuation procedures. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.

The realizable value of specific properties may change before the value is adjusted and reflected in the calculation of our NAV.

Our valuation procedures generally provide that our Advisor will adjust a real property’s valuation, as necessary, based on known events that have a material impact on the most recent value (adjustments for non-material events may also be made). We are dependent on our Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues, as well as positive events such as new lease agreements) that may cause the value of a property to change materially and to promptly notify the independent valuation firm so that the information may be reflected in our real estate portfolio valuation. Events may transpire that, for a period of time, are unknown to us or the independent valuation firm that may affect the value of a property, and until such information becomes known and is processed, the value of such asset may differ from the value used to determine our NAV. In addition, although we may have information that suggests a change in value of a property may have occurred, there may be a delay in the resulting change in value being reflected in our NAV until such information is appropriately reviewed, verified and processed. Where possible, adjustments generally are made based on events evidenced by proper final documentation. It is possible that an adjustment to the valuation of a property may occur prior to final documentation if the independent valuation firm determines that events warrant adjustments to certain assumptions that materially affect value. However, to the extent that an event has not yet become final based on proper documentation, its impact on the value of the applicable property may not be reflected (or may be only partially reflected) in the calculation of our NAV.

The performance participation allocation payable to the holder of the Special OP Units is calculated on the basis of the overall investment return on OP Units over a calendar year, so it may not be consistent with the return on your shares.

The performance participation allocation payable to the holder of the Special OP Units is calculated on the basis of the overall investment return over a calendar year. As a result of the manner in which the performance participation allocation is calculated, it is not directly tied to the performance of the shares our stockholders purchase, the class of shares you purchase, or the time period during which our stockholders own their shares. The performance participation allocation may be payable to the holder of the Special OP Units even if the NAV of your shares at the time the performance participation allocation is calculated is below your purchase price, and the thresholds at which increases in NAV count towards the overall return are not based on your purchase price. Because of the class-specific allocations of the ongoing distribution and stockholder servicing fees, which differ among classes, we do not expect the overall return of each class of shares and OP Units to ever be the same. However, if and when the performance participation allocation is payable, the expense will be allocated among all holders of shares and OP Units ratably according to the NAV of their shares or units, regardless of the different returns achieved by different classes of shares during the year. Further, stockholders who redeem their shares during a given year may redeem their shares at a lower NAV per share as a result of an accrual for the estimated performance participation allocation, even if no performance participation allocation is ultimately payable to the holder of the Special OP Units for all or any portion of such calendar year. In addition, if the holder of the Special OP Units earns the performance participation allocation in any given year, it will not be obligated to return any portion of it based on our subsequent performance.

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

Our stockholders do not have preemptive rights. If we engage in a subsequent offering of common shares or securities convertible into common shares, issue shares pursuant to the distribution reinvestment plan or otherwise issue additional shares, investors who purchase shares in the Offering who do not participate in those other stock issuances will experience dilution in their percentage ownership of our outstanding shares. Furthermore, stockholders may experience a dilution in the value of their shares depending on the terms and pricing of any share issuances (including the shares being sold in the Offering) and the value of our assets at the time of issuance.

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

Certain other investment vehicles sponsored by Hines have experienced adverse developments in recent years. Although it was re-opened with respect to ordinary redemption requests in April 2013, Hines Real Estate Investment Trust, Inc. (“Hines REIT”) suspended its share redemption program, except with respect to redemptions in connection with the death or disability of a stockholder in December 2009. During the five years prior to its adoption of a plan of liquidation and dissolution, specifically in May 2011, November 2012, April 2013, November 2013, December 2014 and September 2015, Hines REIT’s board of directors determined an NAV per share of $7.78, $7.61, $6.75, $6.40, $6.50, and $6.65, respectively, each of which was lower than the most recent primary offering price of $10.08 per share. The reduction in the NAV between November 2012 and April 2013 was due to Hines REIT’s payment to its stockholders of special distributions in excess of $0.80 per share (all of which represented a return of capital). In addition, Hines REIT decreased its distribution rate in July 2010 and further decreased the rate in April 2013. The board of directors of Hines Global REIT, another public investment vehicle sponsored by Hines, determined an NAV per share of $9.04, $10.03, $10.24, $9.44, $8.90 and $8.78, respectively, as of December 31, 2017, 2016, 2015, 2014, 2013, 2012, each of which was lower than the most recent primary offering price of $10.40 per share. The reduction in NAV between December 2016 and December 2017 was primarily due to Hines Global REIT’s declaration of a special distribution of $1.05 per share (which represented a return of capital).

In addition to Hines REIT, Hines Global REIT, and HMS Income Fund, Inc. (“HMS”), Hines has sponsored more than 20 privately-offered programs in the past ten years. Several of Hines’ privately-offered programs have experienced adverse economic developments due to the global financial crisis and deteriorating economic conditions in several European and South American countries, Mexico and several U.S. markets between 2007 and 2009. The adverse market conditions experienced by these programs may result in them altering their investment strategy, generating returns lower than originally expected, or ultimately may cause them to incur losses. There is a risk that we may experience similar adverse developments, as an investment vehicle sponsored by Hines.

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

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Therefore, an investment in our common stock will be subject to greater risk to the extent that we lack a geographically diversified portfolio. As of December 31, 2017, we owned interests in eight real estate investments, six of which are located in different domestic and international real estate markets. Please see Item 2. Properties for additional information regarding our investments, including market concentration.

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in those industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on leased square footage of our commercial real estate properties, as of December 31, 2017, approximately 60% is leased to tenants in the retail industry. Please see Item 2. Properties for additional information regarding our investments, including industry concentration.

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

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. For the year ended December 31, 2017, there were no tenants that individually represented more than 10% of our total rental revenue. The weakening of the financial condition or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations and our ability to pay distributions.

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

We are relying and intend to continue to rely in part on borrowings under credit facilities and other external sources of financing to fund the costs of new investments, capital expenditures and other items. This may also include our use of short-term mortgage notes to fund our long-term investments in real properties, which could result in the maturity date of such notes being reached prior to a time when the properties securing the notes are generating sufficient cash flows to repay the debt. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover required debt service payments and that we will be unable to meet other covenants or requirements in the credit agreements.

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

Numerous real estate companies that operate in the markets in which we may operate will compete with us in acquiring real estate investments and obtaining creditworthy tenants to occupy such properties or the properties owned by such investments. Such competition could adversely affect our business. There are numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors that will compete with us in seeking investments and tenants for properties, including Hines Global REIT. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or investments or lower our occupancy rates and the rent we may charge tenants. In addition, the arrival of new competitors in the immediate areas where we have assets could require unplanned investments in our assets, which may adversely affect us. We may also have difficulty in renewing leases or in leasing to new tenants, which may lead to a reduction in our cash flow and operating income, since the proximity of new competitors could divert existing or new tenants to such competitors, resulting in vacancies.

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

The sale of one or more of our properties may be considered a prohibited transaction under the Code. Any “inventory-like” sales could be considered such a prohibited transaction. If we are deemed to have engaged in a “prohibited transaction” (i.e., we sell a property held by us primarily for sale in the ordinary course of our trade or business), all net gain that we derive from such sale would be subject to a 100% penalty tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable property for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includable in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) property sales by the REIT do not exceed at least one of the following thresholds: (a) seven sales in the current year; (b) sales in the current year that do not exceed 10% of the REIT’s assets as of the beginning of the year (as measured by either fair market value or tax basis); or (c) sales in the current year that do not exceed 20% of the REIT’s assets as of the beginning of the year, and sales over a three-year period do not exceed, on average, 10% per annum of the REIT’s assets, in each case as measured by either fair market value or tax basis. Given our investment and operating strategy, the sale of one or more of our properties may not satisfy the above prohibited transaction safe harbor.

If we desire to sell a property pursuant to a transaction that does not satisfy the safe harbor, we may be able to avoid the prohibited transaction tax if we hold and sell the property through a taxable REIT subsidiary, or TRS. In that case, any gain would be taxable to the TRS at regular corporate income tax rates. We may decide to forgo the use of a TRS in a transaction that does not meet the safe harbor based our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition will not be subject to the prohibited transaction tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service could assert that the disposition constitutes a prohibited transaction. If such an assertion were successful, all of the net gain from the sale of the property will be payable as a tax which will have a negative impact on cash flow and the ability to make cash distributions.

As a REIT, the value of our ownership interests held in our TRSs may not exceed 20% of the value of all of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our interests in all of our TRSs exceeded 20% of the value of our total assets at the end of any calendar quarter, then we could fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 20% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, generally no more than 25% of our gross income with respect to any year may be from sources other than real estate. Distributions paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if distributions from all of the Company’s TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of the Company’s gross income with respect to such year.

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

We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, such as those experienced in Super Storm Sandy in October 2012 and Hurricane Harvey in 2017, and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

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

We expect that, to the extent that we invest in any multi-family residential properties, substantially all of our multifamily community leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

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

We may face risks associated with our student housing properties.

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

Many colleges and universities own and operate their own competing on-campus housing facilities, and changes in university admission policies could adversely affect us. For example, if a university reduces the number of student admissions or requires that certain students, such as freshmen, live in a university-owned facility, the demand for beds at our student housing properties may be reduced and the occupancy rate at the properties may decline.

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

We depend on the availability of public utilities and services, especially for water and electric power. Any reduction, interruption or cancellation of these services may adversely affect us.

Public utilities, especially those that provide water and electric power, are fundamental for the operation of our assets. The delayed delivery or any material reduction or prolonged interruption of these services could result in tenants terminating their leases or result in an increase in our costs, as we may be forced to use backup generators, which also could be insufficient to fully operate our properties. Accordingly, any interruption or limitation in the provision of these essential services may adversely affect us.

Risks Related to Investments in Real Estate-Related Securities

Investments in real estate-related securities are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate-related securities.

We expect to invest in real estate-related securities to help maintain liquidity to satisfy any share redemptions we choose to make in any particular month and to manage cash before investing subscription proceeds into properties. We may invest in real estate-related common equity, preferred equity and debt securities of both publicly traded and private real estate companies. Investments in real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related debt investments discussed in this prospectus.

Real estate-related securities may be unsecured and subordinated to other obligations of the issuer. As a result, investments in real estate-related securities are subject to risks of (i) limited liquidity in the secondary trading market, (ii) substantial market price volatility, (iii) subordination to the prior claims of banks and other senior lenders to the issuer and preferred equity holders, (iv) the operation of mandatory sinking fund or call/redemption provisions during periods of declining interest rates that could cause the issuer to reinvest redemption proceeds in lower yielding assets, (v) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations and (vi) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn. These risks may adversely affect the value of outstanding real estate-related securities and the ability of the issuers thereof to pay dividends to us.

We will be subject to certain risks inherent in investing in publicly traded securities.

We expect to invest in securities that are publicly traded and are, therefore, subject to the risks inherent in investing in public securities. When investing in public securities, we may be unable to obtain financial covenants or other contractual rights, including management rights that it might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. The inability to sell public securities could materially adversely affect the investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.

We may invest in real estate-related equity securities that are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

The value of real estate-related securities, including those of publicly listed REITs, fluctuates in response to issuer, political, market and economic developments. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and different types of equity securities can react differently to these developments and they can affect a single issuer, multiple issuers within an industry, the economic sector or geographic region, or the market as a whole. The real estate industry is sensitive to economic downturns. The value of securities of companies engaged in real estate activities can be affected by changes in real estate values and rental income, property taxes, interest rates and tax and regulatory requirements.

We may invest in equity of other REITs and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.

REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to a management fees and other expenses, and so when we invest in REITs we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common stock. REITs depend generally on their ability to generate cash flow to make distributions to stockholders, and certain REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains and/or return of capital. Generally, dividends received by us from REIT shares and distributed to our stockholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.

REITs are also subject to interest rate risk. Rising interest rates may cause REIT investors to demand a higher annual yield, which may, in turn, cause a decline in the market price of the equity securities issued by a REIT.

Investing in certain REITs and real estate-related companies, which often have small market capitalizations, may also involve the same risks as investing in other small capitalization companies. REITs and real estate-related companies may have limited financial resources and their securities may trade less frequently and in limited volume and may be subject to more abrupt or erratic price movements than larger company securities.

Investments in real estate-related debt securities are subject to risks including various creditor risks and early redemption features which may materially adversely affect our results of operations and financial condition.

The debt securities and other interests in which we may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The debt securities in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so- called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.

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

Debt investments face prepayment risk that may adversely affect our results of operations and financial condition.

During periods of declining interest rates, the issuer of a security or borrower under a loan may exercise its option to prepay principal earlier than scheduled, forcing us to reinvest the proceeds from such prepayment in lower yielding securities or loans, which may result in a decline in our return. Debt investments frequently have call features that allow the issuer to redeem the security at dates prior to its stated maturity at a specified price (typically greater than par) only if certain prescribed conditions are met. An issuer may choose to redeem a debt security if, for example, the issuer can refinance the debt at a lower cost due to declining interest rates or an improvement in the credit standing of the issuer.

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

On June 23, 2016, the United Kingdom held a non-binding referendum in which a majority of voters voted in favor of the United Kingdom’s exit from the European Union. On March 29, 2017, the United Kingdom gave formal notice of its exit from the European Union and commenced the two-year period of negotiations to determine the terms of the United Kingdom’s relationship with the European Union after the exit, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of the exit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The announcement of the Brexit vote caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies such as the Euro may adversely affect our results of operations. In addition, the uncertainty caused by the Brexit vote and the notice of departure may:

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

Each of these effects may occur before the United Kingdom departs from the European Union because the capital and credit markets are subject to volatility and disruption caused by the uncertainty introduced by the Brexit vote. As of December 31, 2017, 35% of our real estate investment portfolio consisted of two properties located in Dublin, Ireland and one property in Reading, United Kingdom (based on the estimated aggregate value of our real estate investments). A decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our portfolio, which could, among other things, adversely affect our business and financial condition.

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

We owned a 99.9% general partner interest in the Operating Partnership as of December 31, 2017. Hines Global REIT II Associates Limited Partnership owns a less than 0.1% limited partner interest in the Operating Partnership and our Advisor holds the partnership interests designated as “Special OP Units” in the Operating Partnership, which entitle our Advisor to receive a performance participation allocation for so long as the Advisory Agreement is in effect. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

Stockholders do not have preemptive rights to acquire any shares issued by us in the future. Therefore, investors purchasing our common shares in the Follow-On Offering may experience dilution of their equity investment if we:

•	sell shares in the Follow-On Offering or sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan;

•	sell securities that are convertible into shares, such as OP Units;

•	at the option of our Advisor, issue OP Units to pay for certain fees;

•	issue OP Units or common shares to our Advisor or affiliates in exchange for advances or deferrals of fees;

•	issue shares in a private offering; or

•	issue shares to sellers of properties acquired by us in connection with an exchange of partnership units from the Operating Partnership.

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

Hines Global, the Operating Partnership, and our subsidiaries will conduct our businesses so that none of such entities are required to register as “investment companies” under the Investment Company Act. The operation of a business in a manner so as not to be subject to regulation as an investment company requires an analysis of and compliance with complex laws, regulations and SEC staff interpretations, not all of which are summarized herein. Although we could modify our business methods at any time, at the present time we expect that the focus of our activities will involve investments in real estate, buildings, and other assets that can be referred to as “sticks and bricks” and therefore we will not be an investment company under Section 3(a)(1)(A) of the Investment Company Act. We may invest in other real estate investments and will otherwise be considered to be in the real estate business.

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

If Hines Global, the Operating Partnership or any subsidiary owns assets that qualify as “investment securities” and the value of such assets exceeds 40% of the value of its total assets, the entity would be deemed to be an investment company absent another exclusion from the Investment Company Act. Certain of the subsidiaries that we may form in the future could seek to rely upon the exclusion provided by Section 3(c)(5)(C) of that Act, which is available for, among other things, entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exclusion, as interpreted by the staff of the SEC, generally requires that at least 55% of an entity’s portfolio be comprised of qualifying interests and the remaining 45% of the entity’s portfolio be comprised primarily of real estate-type interests (as such terms have been interpreted by the staff of the SEC). SEC staff no-action letters have indicated that the foregoing real estate-type interests test will be met if at least 25% of such entity’s assets are invested in real estate-type interests, which threshold is subject to reduction to the extent that the entity invested more than 55% of its total assets in qualifying interests, and no more than 20% of such entity’s total assets are invested in miscellaneous investments. Qualifying interests for this purpose include actual interests in real estate, certain mortgage loans and other assets as interpreted in a manner consistent with SEC staff guidance. We intend to treat the following as real estate-type interests: non-agency RMBS; CMBS, debt and equity securities of companies primarily engaged in real estate businesses; agency partial pool certificates and securities issued by pass-through entities of which substantially all of the assets consist of qualifying interests; and/or real estate-related assets. Due to the factual nature of this test, we, the Operating Partnership, or a subsidiary may be unable to sell assets we would otherwise want to sell or may need to sell assets we would otherwise wish to retain, if we deem it necessary to remain in compliance with the foregoing standards. In addition, we may have to forgo opportunities to acquire certain investments or interests in companies or entities that we would otherwise want to acquire, or acquire assets we might otherwise not select for purchase, if we deem it necessary to remain in compliance with the foregoing standards.

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

If Hines Global or the Operating Partnership is required to register as an investment company under the Investment Company Act, the additional expenses and operational limitations associated with such registration may reduce our stockholders’ investment return or impair our ability to conduct our business as planned.

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

Hines has existing real estate joint ventures, funds and programs, which we collectively refer to as real estate investment vehicles, with investment objectives and strategies similar to ours, including Hines Global REIT. Because we compete with these real estate investment vehicles for investment opportunities, Hines faces conflicts of interest in allocating investment opportunities between us and these other real estate investment vehicles. We have limited rights to specific investment opportunities located by Hines. Some of these entities have a priority right over other Hines real estate investment vehicles, including us, to accept investment opportunities that meet certain defined investment criteria. Because we and other Hines real estate investment vehicles rely on Hines to present us with investment opportunities, these rights will reduce our investment opportunities. We therefore may not be able to invest in, or we may only invest indirectly with or through another Hines affiliated real estate investment vehicle in, certain investments we otherwise would make directly. To the extent we invest in opportunities with another real estate investment vehicles affiliated with Hines, we may not have the control over such investment we would otherwise have if we owned all of or otherwise controlled such assets.

We do not have priority rights to specific investment opportunities located by Hines. Our right to participate in Hines’ investment allocation process will terminate if we are no longer advised by an affiliate of Hines. For investment opportunities not covered by this allocation procedure, Hines will decide in its discretion, subject to any priority rights it grants or has granted to other Hines-managed or otherwise affiliated real estate investment vehicles, how to allocate such opportunities among us, Hines and other real estate investment vehicles. Because we do not have a right to accept or reject any investment opportunities before Hines or one or more Hines real estate investment vehicles have the right to accept such opportunities, and are otherwise subject to Hines’ discretion as to the investment opportunities we will receive, we may not be able to review and/or invest in opportunities which we would otherwise pursue if we were the only real estate investment vehicle sponsored by Hines or had a priority right in regard to such investments. We are subject to the risk that, as a result of the conflicts of interest between Hines, us and other real estate investment vehicles sponsored or managed by or affiliated with Hines, and the priority rights Hines has granted or may in the future grant to any such other real estate investment vehicles, we may not be offered favorable investment opportunities located by Hines when it would otherwise be in our best interest to accept such investment opportunities, and our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment may be adversely impacted thereby.

We may compete with other investment vehicles affiliated with Hines for tenants.

Hines and its affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate projects. Hines or its affiliates own and/or manage properties in most, if not all, geographical areas in which we expect to acquire interests in real estate assets. Therefore, our properties may compete for tenants with other properties owned and/or managed by Hines and its affiliates, including Hines Global REIT. Hines may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by Hines and its affiliates and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

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

Hines and its affiliates are general partners and sponsors of other real estate investment vehicles having investment objectives and legal and financial obligations similar to ours, including Hines Global REIT. Because Hines and its affiliates have interests in other real estate investment vehicles and also engage in other business activities, they may have conflicts of interest in allocating their time and resources among our business and these other activities. Our officers and directors, as well as those of our Advisor, own equity interests in entities affiliated with Hines from which we may buy properties. These individuals may make substantial profits in connection with such transactions, which could result in conflicts of interest. Likewise, such individuals could make substantial profits as the result of investment opportunities allocated to entities affiliated with Hines other than us. As a result of these interests, they could pursue transactions that may not be in our best interest.

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

Our Advisor faces a conflict of interest because the fees it receives for services performed are based in part on our NAV, which our Advisor is ultimately responsible for determining.

Our Advisor is paid an asset management fee for its services based on our NAV, which is calculated based in part on information provided by our Advisor. In addition, the distributions to be received by our Advisor with respect to its performance participation interest in the Operating Partnership will be based in part upon the Operating Partnership’s net assets (which is a component of our NAV). The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. Our Advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the redemption of your shares of common stock on a given date may not accurately reflect the value of our portfolio, and your shares may be worth less than the purchase price or more than the redemption price.

The Advisor’s asset management fee and performance participation allocation may not create proper incentives or may induce our Advisor to make certain investments, including speculative investments, that increase the risk of our real estate portfolio.

We pay our Advisor an asset management fee regardless of the performance of our portfolio. Our Advisor’s entitlement to an asset management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We may be required to pay our Advisor an asset management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period. The existence of the 12.5% performance participation interest in our Operating Partnership to which our Advisor is entitled, is based on our total distributions plus the change in NAV per share, may create an incentive for our Advisor to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, our Advisor may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains ultimately may not be realized when those assets are eventually disposed of. Because the asset management fee and the performance participation interest are based on our NAV, our Advisor may also be motivated to accelerate acquisitions in order to increase NAV, which would increase amounts payable to our Advisor.

Our Dealer Manager may face conflicts of interest caused by compensation arrangements with us, which could result in actions that are not in our stockholders’ best interest.
Our Dealer Manager will be paid ongoing distribution and stockholder servicing fees with respect to Class T shares, Class S shares and Class D shares until the earliest to occur of several events, including a listing of our common shares and a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets, which may incentivize our Advisor not to recommend a listing, sale, merger or other liquidity event until our Dealer Manager has been paid all distribution and stockholder servicing fees, because the completion of such transactions would cause the payment of such fees to our Dealer Manager to cease.
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
All of our officers and non-independent directors are also officers and directors of our Advisor and/or other entities controlled by Hines. Some of these entities, including Hines Global REIT, may compete with us for investment and leasing opportunities. These personnel owe fiduciary duties to these other entities and their security holders and these duties may from time to time conflict with the fiduciary duties such individuals owe to us and our stockholders. For example, conflicts of interest adversely affecting our investment decisions could arise in decisions or activities related to:

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

•
part of the income and gain recognized by a tax exempt investor with respect to our common shares would constitute unrelated business taxable income if such investor incurs debt in order to acquire the common shares; and

•
part or all of the income or gain recognized with respect to our common shares by social clubs, voluntary employee benefit associations and supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), or (17) of the Code may be treated as unrelated business taxable income.

Stockholders who participate in the distribution reinvestment plan may realize taxable income without receiving cash distributions.

If our stockholders participate in the distribution reinvestment plan, they will be required to take into account, in computing their taxable income, ordinary and capital gain distributions allocable to shares that they own, even though they receive no cash because such distributions are reinvested. In addition, the difference between the public offering price of our shares and the transaction price paid for shares purchased pursuant to the distribution reinvestment plan may be deemed to be taxable as income to participants in the plan.

Foreign investors may be subject to the Foreign Investment in Real Property Tax Act (“FIRPTA”) on sale of common shares if we are unable to qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to tax under FIRPTA on the gain recognized on the disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” In addition, FIRPTA will apply if we make a distribution that is attributable to gain recognized by us on a disposition of a U.S. real property interest, even if we are domestically controlled. A REIT is “domestically controlled” if less than 50% of the REIT’s capital stock, by value, has been owned, directly and indirectly, by persons who are not U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gains realized by foreign investors other than “qualified foreign pension plans” on a sale of our common shares would be subject to tax under FIRPTA (unless our common shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common shares). Our common shares are not currently traded on an established securities market.

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

Complying with the REIT requirements may cause us to forgo otherwise attractive opportunities.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to forgo otherwise attractive investments or make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with the REIT requirements may force us to liquidate otherwise attractive investments.

We must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets in order to ensure our qualification as a REIT. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% (the limit was 25% prior to January 1, 2018) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to the qualification and taxation of REITs and to investments in REITs and similar entities. Additional changes to tax laws may continue to occur in the future and may be given retroactive or prospective effect, and we cannot assure our stockholders that any such changes will not adversely affect how we are taxed or the taxation of a stockholder. Any such changes could have an adverse effect on us and on an investment in shares of our common stock. We urge our stockholders to consult with their own tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

The Tax Cuts and Jobs Act, which made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including REITs and their stockholders, was signed into law on December 22, 2017 and the precise application of all facets of the legislation is unclear. In addition, as a result of these changes, we may be limited in our ability to deduct interest expense, or be required to spread depreciation deductions over longer periods of time and we may be limited in our ability to utilize losses incurred in earlier years to offset income generated in subsequent years.

The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including REITs and their stockholders.  In the case of individuals, the tax brackets were adjusted, the top federal income rate was reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received that are not “capital gain dividends” or “qualified dividend income,” subject to complex limitations) and various deductions were eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026.  The top corporate income tax rate was reduced to 21%.  There are only minor changes to the tax rules applicable to REITs (other than the 20% deduction applicable to individuals for ordinary REIT dividends received).  The Tax Cuts and Jobs Act makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.  For example, the Tax Cuts and Jobs Act amended the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other rules in the Code.  Such rule may cause us to recognize income before receiving any corresponding receipt of cash, which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which such income is recognized, although the precise application of this rule is unclear at this time.

In addition, per the Tax Cuts and Jobs Act, the amount of business interest expense that we may deduct may be limited to the sum of 30% of our adjusted taxable income for the tax year and our business interest income for the tax year. Business interest expense generally is interest paid or accrued with respect to indebtedness allocable to a trade or business. It does not include investment interest. Adjusted taxable income generally means taxable income from trade or business activities before any deductions for interest, net operating losses, or the new deduction for pass-through business income provided for in the Tax Cuts and Jobs Act. In taxable years beginning before January 1, 2022, adjusted taxable income is also computed before deducting depreciation and amortization expense. Interest expense that is disallowed may be carried forward indefinitely. Businesses with average annual gross receipts of $25 million or less (determined by taking into account businesses operated by certain affiliated entities) are exempt from this limitation. A real property trade or business may elect to not be subject to this limit. A real property trade or business is any real property development, redevelopment, construction, reconstruction, acquisition, conversion, rental, operation, management, leasing, or brokerage trade or business. An electing real property trade or business must use longer alternative depreciation system periods prospectively for all real estate, including real estate acquired prior to the election. We have not yet determined whether the new limitation will affect us or any of our subsidiaries, or whether we and our subsidiaries are eligible to make and will make this election. Once made, this election is irrevocable. Further, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, a company’s ability to deduct net operating losses is generally limited to 80% of taxable income (prior to the application of the dividends paid deduction), which may limit our ability or the ability of our subsidiaries to derive tax benefits in a later year from losses incurred and carried forward from a prior year. Additionally, the Tax Cuts and Jobs Act reduced individual taxpayers’ ability to deduct state and local taxes, including property taxes further limited their ability to deduct mortgage interest expense, such that interest is only deductible with respect to up to a total of $750,000 of mortgages and the legislation does not permit deduction of interest on home equity loans (after grandfathering all existing mortgages).  These changes may potentially (and negatively) affect the markets in which we may invest.

Stockholders are urged to consult with their tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, including their potential impact on stockholders’ investment in our common shares.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2017, we owned eight real estate investments. The following table provides additional information regarding each of these properties, and is presented as of December 31, 2017.

Property (1)	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased
2819 Loker Avenue East	Carlsbad, California	Industrial	12/2014; $25.4	6.5%	166,310	100%
Bishop’s Square	Dublin, Ireland	Office	3/2015; $103.2	6.1%	153,387	89%
Domain Apartments (4)	Las Vegas, Nevada	Residential/Living	1/2016; $58.1	5.5%	331,038	92%
Cottonwood Corporate Center	Salt Lake City, Utah	Office	7/2016; $139.2	6.9%	490,030	94%
Goodyear Crossing II	Phoenix, Arizona	Industrial	8/2016; $56.2	8.5%	820,384	100%
Rookwood	Cincinnati, Ohio	Retail	1/2017; $193.7	6.0%	590,501	97%
Montrose Student Residences (5)	Dublin, Ireland	Residential/Living	3/2017; $40.6	5.5%	53,827	100%
Queen’s Court Student Residences (6)	Reading, United Kingdom	Residential/Living	10/2017; $65.3	6.2%	79,115	100%
Total for All Investments					2,684,592	97%

(1)
On December 31, 2017, we effectively owned a 99.9% interest in the eight properties acquired prior to December 31, 2017 through our ownership interest in the Operating Partnership as its sole general partner. Hines Global REIT II Associates Limited Partnership (“HALP II”), an affiliate of Hines, owned the remaining 0.1% interest in the Operating Partnership.

(2)
The acquisitions of Bishop’s Square, the Montrose Student Residences and the Queen’s Court Student Residences were denominated in foreign currencies, and amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

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

(4)	The Domain Apartments consist of 308 units with an average effective monthly rental rate of $1,152 per unit as of December 31, 2017.

(5)	The Montrose Student Residences consists of 210 beds with an average effective weekly rental rate of €228 (approximately $274 assuming a rate of $1.20 per EUR as of December 31, 2017) per bed.

(6)	The Queen’s Court Student Residences consists of 395 beds with an average effective weekly rental rate of £188 (approximately $254 assuming a rate of $1.35 per GBP as of December 31, 2017) per bed.

Investment Type

Our portfolio is comprised of investments in a variety of real estate asset classes, including retail, office, industrial, and residential/living which includes multi-family and student housing properties. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment. Estimated values were determined using the August 2017 appraised values and the purchase price for Queen’s Court Student Residences.

Lease Expirations

The following table lists the scheduled lease expirations and related expiring base rents of our commercial properties for each of the years ending December 31, 2018 through December 31, 2027 and the period thereafter for the eight commercial properties in which we owned an interest as of December 31, 2017. It does not include the effect of our residential/living properties. The table also shows the approximate leasable square feet represented by the applicable lease expirations.

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases (in thousands)	Percent of Total Annual Base Rental Income
Vacant	—	63,759	2.9%	$—	—%
2018	19	125,317	5.6%	$3,890	9.7%
2019	13	936,091	42.1%	$7,316	18.3%
2020	16	181,546	8.2%	$4,569	11.4%
2021	14	279,010	12.5%	$7,571	18.9%
2022	11	73,910	3.3%	$2,453	6.1%
2023	9	118,565	5.3%	$2,357	5.9%
2024	8	86,248	3.9%	$2,663	6.7%
2025	5	14,898	0.7%	$448	1.1%
2026	4	13,903	0.6%	$454	1.1%
2027	1	2,270	0.1%	$78	0.2%
Thereafter	10	328,847	14.8%	$8,166	20.6%

Market Concentration
The following charts depict the location of our real estate investments as of December 31, 2017. Approximately 65% of our portfolio is located throughout the United States and approximately 35% is located internationally (based on our pro rata share of the estimated value of each of the real estate investments). Estimated values were determined using the August 2017 appraised values and the purchase price for Queen’s Court Student Residences.

Industry Concentration

The following table provides a summary of the industry concentration of the tenants in our eight commercial properties based on their leased square footage as of December 31, 2017:

*
Other is made up of industries which individually comprise less than 3% of our portfolio and includes: Administrative and Support Services, Construction, Health Care, Oil and Gas, Other Professional Services, Other Services, and Wholesale Trade.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of March 29, 2018, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The table below discloses each class of shares of our common stock outstanding as of December 31, 2017, which were in the aggregate held by a total of 8,938 stockholders (in thousands). The number of stockholders is based on the records of our registrar and transfer agent. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.

	Class T	Class S	Class D	Class I	Class AX	Class TX	Class IX	Class JX
Shares outstanding	—	—	—	—	19,206	19,958	92	—

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our public offerings in their effort to comply with National Association of Securities Dealers (“NASD”) Rule 2340, we disclose in each Annual Report on Form 10-K a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares and such statements should not be used for any other purpose. Based on the recommendation from the valuation committee of our board of directors, on September 26, 2017, our board of directors determined a new net asset value (“NAV”) per share of our common stock of $9.69 as of August 31, 2017. The NAV as of August 31, 2017 represented a 0.4% increase over the previously determined NAV per share of $9.65 as of December 31, 2016. The new NAV per share was determined in accordance with our valuation policy in effect prior to the Restructuring and utilizing guidelines established by the Investment Program Association Practice Guideline 2013-01 — “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013. For additional information regarding the valuation methodologies and assumptions used to determine our NAV as of August 31, 2017, please refer to our Current Report on Form 8-K filed on October 3, 2017 with the SEC. We cannot assure you that this NAV per share, or the method used to establish it, complies with the ERISA or IRS requirements.

We are offering the shares related to our Follow-On Offering (“Follow-On Offering Shares”) at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The “transaction price” generally will be equal to the most recently determined NAV per share as of the end of the prior month. We began determining an NAV per share on a monthly basis as of the end of January 2018. However, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. Subsequent to December 31, 2017, with the authorization of our board of directors, we have determined NAVs per share as of January 31, 2018 and February 28, 2018 of $9.78 per share and $9.78 per share, respectively. These NAVs per share as of January 31, 2018 and February 28, 2018 were determined in accordance with our valuation policy adopted in connection with the Restructuring and utilizing guidelines established by the Investment Program Association Practice Guideline 2013-01 — “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013. For additional information regarding the valuation methodologies and assumptions used to determine our NAV as of January 31, 2018 and February 28, 2018, please refer to the Supplements to our Prospectus dated December 6, 2017, on February 13, 2018 and March 15, 2018, respectively, with the SEC. The below information describes the valuation methodologies, assumptions and limitations used in determining our most recent NAV as of February 28, 2018.

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our NAV. Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at www.hinessecurities.com/hgit and is also available on our toll-free information line at (888) 220-6121. Please see “Valuation Policy and Procedures” in our Prospectus dated December 6, 2017 for a more detailed description of our valuation procedures, including important disclosure regarding interim real property valuations provided by our Advisor and reviewed by Altus Group U.S., Inc., or Altus, the independent valuation firm we have engaged to assist in the determination of our NAV per share and to provide us with a conclusion with respect to the reasonableness of our NAV per share for each class of shares of our common stock. All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our valuation committee. Generally, all of our real properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus. Altus concluded that the new NAV per share of our common stock as of February 28, 2018 set forth below is reasonable.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of February 28, 2018 and January 31, 2018 (the NAV per share is the same for each class of shares of our common stock):

	February 28, 2018		January 31, 2018
	Gross Amount	Per Share	Gross Amount	Per Share
	(in thousands)		(in thousands)
Real estate investments	$758,781	$19.26	$756,458	$19.22
Other assets	26,309	0.67	29,570	0.75
Debt obligations, other liabilities and noncontrolling interests	(399,824)	(10.15)	(401,012)	(10.19)
NAV	$385,266	$9.78	$385,016	$9.78
Shares outstanding	39,402		39,360

The valuations of our real properties as of February 28, 2018 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type.

	Office	Industrial	Retail	Multi-Family	Weighted-Average Basis
Exit capitalization rate	6.49%	6.22%	6.50%	6.18%	6.38%
Discount rate / internal rate of return (“IRR”)	7.09%	7.99%	7.39%	8.20%	7.53%
Average holding period (years)	10.0	10.0	10.0	10.0	10.0

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Industrial	Retail	Multi-Family	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	2.69%	2.98%	2.22%	3.11%	2.70%
	0.25% increase	(2.51)%	(2.74)%	(2.06)%	(2.98)%	(2.54)%
Discount rate (weighted-average)	0.25% decrease	1.99%	1.61%	1.82%	1.81%	1.86%
	0.25% increase	(1.97)%	(1.57)%	(1.78)%	(1.79)%	(1.83)%

Limitations of NAV Per Share

As with any valuation methodology, the methodology used to determine the NAV per share was based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive an estimated NAV per share that could be significantly different from the NAV per share. The NAV per share is not intended to represent the fair value of our assets less liabilities in accordance with U.S. generally accepted accounting principles, and such estimated NAV per share is not a representation, warranty or guarantee that (i) a stockholder would be able to realize the NAV per share if such stockholder attempts to sell his or her shares; (ii) a stockholder would ultimately realize distributions per share equal to the NAV per share upon our liquidation or sale; (iii) shares of our common stock would trade at the NAV per share on a national securities exchange; (iv) a third party would offer the NAV per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; or (v) the methodologies used to determine the NAV per share would be acceptable to FINRA. In addition, we can make no claim as to whether the NAV per share will or will not satisfy the applicable annual valuation requirements under ERISA and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code that are investing in shares of our common stock.

Further, the NAV per share was calculated as of a moment in time, and, although the value of shares of our common stock will fluctuate over time as a result of, among other things, developments related to individual assets, changes in the real estate and capital markets, acquisitions or dispositions of assets, the distribution of proceeds from the sale of real estate to our stockholders and changes in corporate policies such as our distribution level relative to earnings, we do not expect to update the NAV per share more regular than on a monthly basis. As a result, stockholders should not rely on the NAV per share as an accurate measure of the then-current value of shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to invest in the offering, whether to reinvest distributions by participating in our distribution reinvestment plan and whether to request redemption under our share redemption program.

Prior Engagement of Independent Valuation Firms

Altus and/or certain other independent third-party appraisers have provided, and are expected to continue to provide, real estate appraisal, appraisal management and real estate valuation advisory services to us and our affiliates and have received, and are expected to continue to receive, fees in connection with such services. Altus and certain of the independent third-party appraisers and their respective affiliates may from time to time in the future perform other commercial real estate and financial advisory services for us and our affiliates, or in transactions related to the properties that are the subjects of the valuations being performed for us, or otherwise, so long as such other services do not adversely affect the independence of Altus or the applicable appraiser as certified in the applicable appraisal report.

Distributions

With the authorization of our board of directors, we declared distributions daily through December 31, 2017. Beginning in January 2018 we have and intend to continue to accrue and pay regular distributions on a monthly basis as of monthly record dates. With the authorization of our board of directors, we declared monthly distributions from January 2018 through March 31, 2018 at a gross distribution rate of $0.05083 per month for each share class less any applicable distribution and stockholder servicing fees. Distributions will be made on all classes of shares of our common stock, including any outstanding IPO Shares at the same time. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are being made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The tables below outline the net cash distributions declared for each class of shares for the years ended December 31, 2017, 2016 and 2015. The net cash distributions presented below are representative of the gross distribution rate declared by our board of directors less any applicable ongoing distribution and stockholder servicing fees, which is more fully described in Note 8 — Related Party Transactions.

	Year Ended December 31,
	2017		2016	2015
Cash distributions declared per Class AX share, net	$0.60		$0.58	$0.57
Cash distributions declared per Class TX share, net	$0.50		$0.49	$0.17	(1)
Cash distributions declared per Class IX share, net	$0.39	(2)	$—	$—

(1)	For the period from August 24, 2015 (the date the first distribution related to Class TX shares was declared) through December 31, 2015.

(2)	For the period from May 1, 2017 (the date the first distribution related to Class IX shares was declared) through December 31, 2017.

We have not generated and, we may continue to be unable to generate sufficient cash flow from operations to fully fund distributions paid. Therefore, our distributions have been paid and may continue to be paid, and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. For example, we funded 56%, 60% and 23% of total distributions for the years ended December 31, 2017, 2016 and 2015, respectively, with cash flows from financing activities, which includes offering proceeds.

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

The table below outlines, with respect to each of the years ended December 31, 2016 and 2015, the asset management fees earned by our Advisor without the waivers, the amounts waived pursuant to the asset management fee waivers described above, if any, and the asset management fees earned by our Advisor after application of the waivers (in thousands). Our Advisor did not waive any asset management fees payable to it during the year ended December 31, 2017.

For the Years Ended	Asset Management Fee Pre-Waiver	Asset Management Fee Waived	Asset Management Fee Post-Waiver
December 31, 2017	$4,940	$—	$4,940
December 31, 2016	$2,200	$1,252	$948
December 31, 2015	$888	$583	$305

The following table outlines our total cash distributions declared to stockholders for each of the quarters during the years ended December 31, 2017 and 2016, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands), as well as the sources used to fund the distributions.

	Stockholders
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared
2017
December 31, 2017	$2,636	$3,005	$5,641
September 30, 2017	2,532	2,901	5,433
June 30, 2017	2,225	2,565	4,790
March 31, 2017	1,833	2,076	3,909
	$9,226	$10,547	$19,773
2016
December 31, 2016	$1,608	$1,744	$3,352
September 30, 2016	1,340	1,427	2,767
June 30, 2016	1,107	1,128	2,235
March 31, 2016	871	887	1,758
Total	$4,926	$5,186	$10,112

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

For the years ended December 31, 2017 and 2016, respectively, approximately 59% and 67% of the distributions paid were taxable as ordinary income and approximately 41% and 33% were treated as a return of capital for federal income tax purposes. The amount of distributions paid and taxable portion are not indicative or predictive of amounts anticipated in future periods.

Recent Sales of Unregistered Securities

On September 13, 2017, 518.135 restricted common shares were granted to each of our independent directors, Messrs. Humberto “Burt” Cabañas, Dougal A. Cameron, and John O. Niemann, Jr. Such restricted shares were granted pursuant to Restricted Share Award Agreements between us and each of our independent directors, as part of the independent directors’ annual compensation for service on our board of directors and without registration under the Securities Act, in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds from Registered Securities

The Initial Offering commenced on August 20, 2014, we suspended sales pursuant to the Initial Offering effective September 30, 2017 and we terminated the Initial Offering on December 26, 2017.

Through December 26, 2017, the Company received gross offering proceeds of approximately $405.8 million including shares issued under its distribution reinvestment plans, comprised of approximately $203.3 million through the sale of 20.4 million Class AX shares, $201.7 million through the sale of 20.9 million Class TX shares and $0.9 million through the sale of 92,000 Class IX shares to the public in connection with the Initial Offering. We used proceeds from the Initial Offering to pay $24.0 million of selling commissions and dealer manager fees, as well as $10.1 million of organization and offering costs deemed issuer costs related to the Initial Offering.  See Note 8 — Related Party Transactions for additional information regarding the amendment to our Advisory Agreement executed in April 2016 and effective February 29, 2016, which reduced the amount of organization and offering costs payable to our Advisor as a percentage of gross offering proceeds. As a result of the amendment to our Advisory Agreement, our Advisor reimbursed us for $4.0 million in organization and offering costs that we had previously reimbursed to our Advisor. See Note 8 — Related Party Transactions for additional information regarding the Dealer Manager Agreement for the Initial Offering, pursuant to which our Advisor paid a portion of the dealer manager fees payable to the dealer manager, without reimbursement from us. The selling commissions and dealer manager fees were not paid with respect to the shares sold through our distribution reinvestment plan. The selling commissions and dealer manager fees were paid to our dealer manager, which is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, our Chairman, Jeffrey C. Hines and his father, Gerald D. Hines.

Net proceeds available for investment after the payment of the costs described above were approximately $355.5 million. A portion of these proceeds, along with proceeds from debt financing, were used to make approximately $355.5 million of investments in real estate, including the purchase price of our real estate investments acquisition fees and expenses, and costs of leveraging each real estate investment. We had no uninvested offering proceeds as of December 31, 2017.

Additionally, we may not generate sufficient cash flow from operations to fully fund distributions paid. From inception through December 31, 2017, a portion of our distributions have been funded with cash flows from financing activities, which includes offering proceeds. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition, Liquidity and Capital Resources — Distributions.”

Share Redemption Program

In connection with the Follow-On Offering, our board of directors (i) approved the termination of our share redemption program applicable to Class AX shares and Class TX shares and (ii) approved the amendment and restatement of our share redemption program applicable to Class IX shares and Class JX shares, in order to make it applicable to all classes of shares of the Company’s common stock (the “Amended SRP”). The Amended SRP replaced the Company’s share redemption programs, effective as of December 4, 2017.

The Amended SRP may allow stockholders who have purchased shares from us or received their shares through a non-cash transaction, not in the secondary market, to have their shares redeemed subject to certain limitations and restrictions. Redemptions under the Amended SRP will be made on a monthly basis. Subject to the limitations of and restrictions on the Amended SRP, and subject to funds being available as described below, shares redeemed under the Amended SRP will be redeemed at the transaction price in effect on the date of redemption, which generally will be a price equal to the NAV per share applicable to the class of shares being redeemed and most recently disclosed by the Company in a public filing with the SEC.

Under the Amended SRP, the Company may repurchase during any calendar month shares (including IPO Shares) whose aggregate value (based on the redemption price per share in effect when the redemption is effected) is 2% of the Company’s aggregate NAV as of the last calendar day of the previous month (the “2% Monthly Limitation”) and during any calendar quarter whose aggregate value (based on the redemption price per share in effect when the redemption is effected) is up to 5% of the Company’s aggregate NAV as of the last calendar day of the prior calendar quarter (the “5% Quarterly Limitation”). During a given quarter, if in each of the first two months of such quarter the 2% Monthly Limitation is reached and stockholders’ redemptions are reduced pro rata for such months, then in the third and final month of that quarter, the applicable limit for such month will likely be less than 2% of the Company’s aggregate NAV as of the last calendar day of the previous month because the redemptions for that month, combined with the redemptions in the previous two months, cannot exceed the 5% Quarterly Limitation.

There is no minimum holding period for shares under the Amended SRP and stockholders may request that the Company redeem their shares at any time. However, shares that have not been outstanding for at least one year will be redeemed at 95% of the redemption price that would otherwise apply to the class of shares being redeemed; provided, that, the period that a Class T share, Class S share and/or Class D share was held prior to being converted into a Class I share will count toward the total hold period for a Class I share, the period that a Class TX share was held prior to being converted into a Class AX share will count toward the total hold period for a Class AX share and the period that a Class IX share was held prior to being converted into a Class JX share will count toward the total hold period for a Class JX share. The 5% holding discount also will be waived with respect to shares issued pursuant to the distribution reinvestment plan and any shares issued as stock dividends. Upon request, the Company intends to waive the 5% holding discount in the case of the death or disability of a stockholder.

Unless our board of directors determines otherwise, the Company intends to fund redemptions pursuant to the Amended SRP from any available cash sources at its disposal, including available cash, cash flow from operations, the sale of real estate-related securities and other assets, borrowings or offering proceeds, without any limitation on the amounts the Company may pay from such sources. Our board of directors will have complete discretion to determine whether all of such funds will be applied to redemptions pursuant to the Amended SRP, whether such funds are needed for other purposes or whether additional funds from other sources may be used for redemptions pursuant to the Amended SRP.

Our board of directors may terminate, suspend or amend the Amended SRP at any time without stockholder approval if the directors believe such action is in the best interests of our stockholders, or if they determine the funds otherwise available to fund redemptions are needed for other purposes. In addition, our board of directors may determine to suspend the Amended SRP due to regulatory changes, changes in law or if our board of directors becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed. Material modifications, including any reduction to the monthly or quarterly limitations on redemptions, and suspensions of the program will be disclosed promptly to stockholders in a prospectus supplement (or post-effective amendment if required by the Securities Act) or current report on Form 8-K filed with the SEC. Any material modifications will also be disclosed on the Company’s website.

Issuer Redemptions of Equity Securities

Prior to the commencement of our Follow-On Offering and Restructuring, on October 3, 2017 we commenced a self-tender offer to purchase for cash up to $200.0 million of our outstanding common stock in any combination of IPO Shares at a price of $9.69 per share, which was the NAV per share of our common stock as of August 31, 2017. As a result of this self-tender offer, we redeemed a total of 1.9 million IPO Shares, or 4.7% of the Company’s issued and outstanding IPO Shares, for an aggregate cost of $18.7 million in November 2017.

All eligible requests for redemptions, other than redemptions made in connection with our self-tender offer, were redeemed using proceeds from our distribution reinvestment plan. The following table lists shares we redeemed under our share redemption programs in effect prior to December 4, 2017 during the quarter ended December 31, 2017, including the average price paid per share.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs
October 1, 2017 to October 31, 2017	—	$—	—	N/A	(1)
November 1, 2017 to November 30, 2017 (2)	1,927,780	$9.69	1,927,780	N/A	(1)
December 1, 2017 to December 31, 2017	—	$—	—	788,575	(3)
Total	1,927,780		1,927,780

(1)
In connection with our self-tender offer, effective August 18, 2017, we suspended our share redemption programs, as required by Rule 14e-5 promulgated under the Exchange Act. We lifted the suspension and amended our share redemption programs (as described more fully above) following the termination of our self-tender offer.

(2)	Amount redeemed pursuant to the Company’s $200.0 million self-tender offer as announced on October 3, 2017 and expired on November 15, 2017.

(3)
See the description of the Amended SRP above for a description of the limitations on the number of shares that may be redeemed. Amount provided represents the 2% Monthly Limitation which can be further limited by the 5% Quarterly Limitation.

Item 6.  Selected Financial Data

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with our consolidated financial statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

We owned eight properties that were 97% leased as of December 31, 2017 compared to five properties that were 97% leased as of December 31, 2016 and two properties that were 100% leased as of December 31, 2015. Because we are currently in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties. We did not have any results of operations for the period ended July 31, 2013 (date of inception) through December 31, 2013.

	2017		2016		2015		2014		2013 (1)
	(in thousands, except per share amounts)
Operating Data:
Revenues	$59,724		$24,349		$9,410		$94		$—
Depreciation and amortization	$29,687		$15,372		$4,207		$49		$—
Asset management and acquisition fees	$11,681		$6,645		$2,640		$570		$—
General and administrative	$2,803		$2,044		$1,546		$556		$—
Performance participation allocation	$251		$—		$—		$—		$—
Net income (loss)	$(17,186)		$(11,341)		$(5,638)		$(1,328)		$—
Net (income) loss attributable to noncontrolling interests	$(12)		$(12)		$(12)		$187		$—
Net income (loss) attributable to common stockholders	$(17,198)		$(11,353)		$(5,650)		$(1,141)		$—
Basic and diluted income (loss) per common share	$(0.48)		$(0.62)		$(1.06)		$(14.63)		$—
Cash distributions declared per Class AX share, net	$0.60		$0.58		$0.57		$0.15		$—
Cash distributions declared per Class TX share, net	$0.50		$0.49		$0.17		$—		$—
Cash distributions declared per Class IX share, net	$0.39		$—		$—		$—		$—
Weighted average common shares outstanding - basic and diluted	35,808		18,191		5,308		78		1

Balance Sheet Data:
Total investment property	$572,833		$283,875		$72,426		$21,355		$—
Cash and cash equivalents	$18,170		$98,137		$17,224		$2,727		$200
Total assets	$709,017		$470,345		$149,054		$28,551		$200
Long-term obligations	$379,629	(2)	$258,451	(3)	$59,700	(3)	$24,200	(3)	$—

(1)	For the period from July 31, 2013 (date of inception) through December 31, 2013 for operating data and as of December 31, 2013 for balance sheet data.

(2)
Includes notes payable, organization and offering costs reimbursable to our Advisor, and the distribution and stockholder servicing fees payable to our Dealer Manager with respect to certain share classes.

(3)
Includes notes payable, inclusive of the related party obligation for repayment of the Hines Credit Facility, and the distribution and stockholder servicing fees payable to our Dealer Manager with respect to certain share classes.

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

Executive Summary

Hines Global Income Trust, Inc. (“Hines Global”), formerly known as Hines Global REIT II, Inc., was formed as a Maryland corporation on July 31, 2013, for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years.

We raise capital for our investments through public offerings of our common stock. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014. On September 30, 2017, we suspended the sale of shares in the primary portion of the Initial Offering, while continuing to offer up to $150.0 million of common stock pursuant to our distribution reinvestment plan.

On September 26, 2017, our board of directors determined an NAV per share of $9.69 as of August 31, 2017, as compared to our previously determined NAV per share of $9.65 as of December 31, 2016. The NAV as of August 31, 2017 reflected a 9.8% increase in the aggregate appraised value of our real estate investments when compared to the purchase price of our real estate investments, excluding closing costs, transaction fees and additional capital investments since acquisition.  This 9.8% net increase resulted from a 7.8% appreciation in the aggregate appraised values of our real estate investments since their purchase, which includes a 2.0% appreciation resulting from the increased strength of the Euro against the U.S. dollar.

Prior to the commencement of our Follow-On Offering and Restructuring (as defined below), on October 3, 2017 we commenced a self-tender offer to purchase for cash up to $200.0 million of our outstanding common stock in any combination of IPO Shares at a price of $9.69 per share, which was the NAV per share of our common stock as of August 31, 2017. As a result of this self-tender offer, we redeemed a total of 1.9 million shares related to our Initial Offering (“IPO Shares”), or 4.7% of the Company’s issued and outstanding IPO Shares, for an aggregate cost of $18.7 million in November 2017. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

As a result of the changing landscape in the non-traded REIT industry, on December 6, 2017 we commenced a second public offering of up to $2.5 billion in shares of common stock including $500,000,000 of shares offered under our distribution reinvestment plan (the “Follow-on Offering”) and changed our name from Hines Global REIT II, Inc. to Hines Global Income Trust, Inc. Our Follow-on Offering reflects a restructuring (the “Restructuring”) that our board of directors believes is in the best interests of our stockholders. Pursuant to the Restructuring, among other things:

•	we began operating as a non-exchange traded REIT with no targeted liquidity window;

•	we reduced broker dealer fees payable to the dealer manager and expenses in connection with our public offerings;

•	we restructured the fees we pay to the Advisor, including the elimination of acquisition fees and disposition fees;

•	a cap was placed on the monthly asset management fee payable to our Advisor equal to 1/12th of 1.25% of NAV as of the end of each month;

•
we implemented a performance participation allocation payable to our Advisor to better align our Advisor’s interest with our overall financial performance (see Note 8 — Related Party Transactions for a description of this performance based allocation);

•	we changed the frequency with which we calculate the NAV per share from quarterly to monthly; and

•
we amended our share redemption program applicable to Class IX shares and Class JX shares in order to make it applicable to all classes of shares, which enhances liquidity for current Class AX and Class TX stockholders and creates a larger liquidity pool which is equivalent to 20% of the Company’s aggregate NAV (subject to additional limitations described in Item 5) to benefit all stockholders.

As of March 16, 2018, we had received gross offering proceeds of $408.8 million from the sale of 41.7 million shares, including shares issued pursuant to our distribution reinvestment plan. We issue shares, including IPO Shares, pursuant to our distribution reinvestment plan at a price equal to the transaction price applicable to the class of shares being acquired at the time the distribution is reinvested.

In connection with the Follow-On Offering and Restructuring, certain agreements between us, Hines and certain of its affiliates were amended and restated. See Note 8 — Related Party Transactions for a description of the amended and restated agreements entered into with Hines and certain of its affiliates.

Subsequent to December 31, 2017, we determined a new NAV per share as of January 31, 2018 and February 28, 2018 of $9.78 per share and $9.78 per share, respectively.

We intend to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. As of December 31, 2017, we owned interests in eight real estate investments which contain, in the aggregate, 2.7 million square feet of leasable space. See “Item 2. Properties” for additional information regarding our real estate investments. To a lesser extent, we also plan to invest in real estate-related securities to provide a source of liquidity for our share redemption program, cash management and other purposes.

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

Basis of Presentation

Our consolidated financial statements included in this Annual Report include the accounts of Hines Global and the Operating Partnership (over which we exercise financial and operating control). All intercompany balances and transactions have been eliminated in consolidation.

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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the years ended December 31, 2017, 2016, and 2015.

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

Financial Condition, Liquidity and Capital Resources

Our principal demands for funds are to make real estate investments, for the payment of operating expenses and distributions, and for the payment of principal and interest on any indebtedness we incur. Generally, we expect to meet operating cash needs from our cash flows from operating activities, and we expect to fund our investments using proceeds from our public offerings and from debt proceeds.

As of December 31, 2017, our portfolio was approximately 50% leveraged (based on the valuations of our real estate investments using the August 2017 appraised values and the purchase price of Queen’s Court Student Residences) with a weighted average interest rate of 2.63%. We expect that once we have fully invested the proceeds of our public offerings and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions and redemptions. Our real estate-related securities portfolio may have embedded leverage, including through the use of reverse repurchase agreements and derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Further, our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess.

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

Cash Flows from Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which are used to pay direct leasing costs, property-level operating expenses and interest payments. Property-level operating expenses consist primarily of salaries and wages of property management personnel, utilities, cleaning, insurance, security and building maintenance costs, property management and leasing fees, and property taxes. Additionally, we incur fund-level costs such as general and administrative expenses, acquisition-related expenses, asset management fees, the performance participation allocation and, for periods prior to the Restructuring, acquisition fees.

Net cash provided by operating activities for the years ended December 31, 2017 and 2016 was $6.7 million and $4.1 million, respectively. Net cash provided by operating activities increased as a result of our three acquisitions during the year ended December 31, 2017 and the operations of our 2016 acquisitions for the year ended December 31, 2017. We paid acquisition fees and acquisition-related expenses totaling $11.5 million and $6.0 million for the years ended December 31, 2017 and 2016, respectively. Under U.S. generally accepted accounting principles (“GAAP”), acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from our offerings and/or acquisition-related indebtedness.

Net cash provided by operating activities was $4.1 million for the year ended December 31, 2016 compared to net cash used in operating activities of $1.6 million for the year ended December 31, 2015. Net cash provided by operating activities increased as a result of the acquisition of the Domain Apartments, Cottonwood Corporate Center and Goodyear Crossing II during the year ended December 31, 2016 and the operation of Bishop’s Square (acquired March 2015) for the entire year ended December 31, 2016. We paid acquisition fees and acquisition-related expenses totaling $6.0 million and $5.8 million for the years ended December 31, 2016 and 2015, respectively. Under GAAP, acquisition fees and acquisition-related expenses are expensed and therefore reduce cash flows from operating activities. However, we fund these expenses with proceeds from the offerings and/or acquisition-related indebtedness.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2017, 2016 and 2015 were primarily due to the following:

2017

•	Payment of $192.9 million related to the acquisition of Rookwood, the Montrose Student Residences and the Queen’s Court Student Residences.

•
Capital expenditures of approximately $4.2 million primarily related to development work at Bishop’s Square and various capital improvements at our properties. With respect to the development works at Bishop’s Square, we expect the total construction costs to approximate €14.8 million (approximately $17.7 million assuming a rate of $1.20 per EUR as of December 31, 2017) and for the development works to be complete in the fourth quarter of 2018.

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

Cash Flows from Financing Activities

Public Offerings

We commenced the Initial Offering in August 2014 and terminated our offering in December 2017, except for shares issued pursuant to our distribution reinvestment plan. We received gross proceeds of $138.2 million, $146.3 million and $101.4 million, respectively, during the years ended December 31, 2017, 2016 and 2015, respectively, excluding proceeds from our distribution reinvestment plan. We commenced our Follow-on Offering in December 2017, but did not raise any proceeds related to the Follow-On Offering in 2017. Please see Note 1 — Organization for additional information regarding our public offerings.

Prior to the commencement of our Follow-on Offering, in October 2017, we commenced a self-tender offer for up to $200.0 million in IPO Shares at a price of $9.69 per share. We redeemed a total of 1.9 million IPO Shares for an aggregate cost of $18.7 million in November 2017 in connection with our self-tender offer. In addition, during the year ended December 31, 2017, we redeemed $1.6 million in shares of common stock pursuant to our share redemption programs in effect prior to the Restructuring, which were suspended between August 31, 2017 and December 3, 2017, in compliance with SEC rules applicable to our self-tender offer. Shares of our common stock redeemed pursuant to our share redemption program were insignificant in prior years.

In addition to the investing activities described previously, we use proceeds from our public offerings to make certain payments to our Advisor and our Dealer Manager during the various phases of our organization and operation. During the organization and offering stage, these include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees and distribution and stockholder servicing fees. During the years ended December 31, 2017, 2016 and 2015, we made payments of $7.2 million, $8.9 million and $9.4 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees. Selling commissions, dealer manager fees and distribution and stockholder servicing fees vary for each share class as described more fully in Note 8 — Related Party Transactions. The decrease in the payment of these fees for the year ended December 31, 2017 as compared to the year ended December 31, 2016 is primarily a result of a reduction in gross offering proceeds raised. The decrease in the payment of these fees and commissions during the year ended December 31, 2016 as compared to the year ended December 31, 2015 is primarily due to a higher proportion of Class TX shares and Class IX shares being sold during the year ended December 31, 2016, which had lower selling commissions and dealer manager fees than Class AX shares.

Through December 5, 2017, we also used proceeds from the Initial Offering to make payments to our Advisor for the reimbursement of organization and offering costs that were deemed issuer costs. During the years ended December 31, 2017,

2016 and 2015, we made payments of $3.8 million, $5.1 million and $5.3 million, respectively, for these organization and offering costs. Our Advisory Agreement was amended, effective February 29, 2016, to cap the amount which we will reimburse our Advisor for the cumulative organization and offering costs incurred in connection with our organization and our public offerings at 2.5% of gross proceeds raised through our public offerings. As a result of the cap on reimbursement as a percentage of gross offering proceeds, during the year ended December 31, 2016, our Advisor reimbursed us for $4.0 million in organization and offering costs that we had previously reimbursed in excess of this 2.5% cap.

Effective December 6, 2017, the Advisor agreed to advance all of our organization and offering costs, consisting of issuer costs and certain underwriting costs (but excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) related to our public offerings, through December 31, 2018. We will reimburse the Advisor for all such advanced expenses, as well as any organization and offering costs incurred in prior periods related to our Initial Offering, ratably through December 31, 2023, to the extent cumulative organization and offering costs do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from our public offerings.

Distributions

With the authorization of our board of directors, we declared distributions as of daily record dates and paid them on a monthly basis through December 31, 2017. Beginning in January 2018, we have and intend to continue to declare distributions as of monthly record dates and pay them on a monthly basis. With the authorization of our board of directors, we declared monthly distributions from January 2018 through March 31, 2018 at a gross distribution rate of $0.05083 per month for each share class less any applicable distribution and stockholder servicing fees. Distributions will be made on all classes of our common stock at the same time, including any outstanding IPO Shares. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are being made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

The tables below outline the net cash distributions declared for each class of shares for the years ended December 31, 2017, 2016 and 2015. The net cash distributions presented below are representative of the gross distribution rate declared by our board of directors less any applicable ongoing distribution and stockholder servicing fees, which is more fully described in Note 8 — Related Party Transactions.

	Year Ended December 31,
	2017		2016	2015
Cash distributions declared per Class AX share, net	$0.60		$0.58	$0.57
Cash distributions declared per Class TX share, net	$0.50		$0.49	$0.17	(1)
Cash distributions declared per Class IX share, net	$0.39	(2)	$—	$—

(1)	For the period from August 24, 2015 (the date the first distribution related to Class TX shares was declared) through December 31, 2015.

(2)	For the period from May 1, 2017 (the date the first distribution related to Class IX shares was declared) through December 31, 2017.

We have not generated and we may continue to be unable to generate sufficient cash flow from operations to fully fund distributions paid. Therefore, our distributions have been paid and may continue to be paid, and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. For example, we funded 56%, 60% and 23% of total distributions for the years ended December 31, 2017, 2016 and 2015, respectively, with cash flows from financing activities, which includes offering proceeds.

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

The table below outlines, with respect to each of the years ended December 31, 2016 and 2015, the asset management fees earned by our Advisor without the waivers, the amounts waived pursuant to the asset management fee waivers described above, if any, and the asset management fees earned by our Advisor after application of the waivers (in thousands). Our Advisor did not waive any asset management fees payable to it during the year ended December 31, 2017.

For the Years Ended	Asset Management Fee Pre-Waiver	Asset Management Fee Waived	Asset Management Fee Post-Waiver
December 31, 2017	$4,940	$—	$4,940
December 31, 2016	$2,200	$1,252	$948
December 31, 2015	$888	$583	$305

The following table outlines our total distributions declared to stockholders for the years ended December 31, 2017, 2016 and 2015, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands).

	Stockholders			Sources (1)
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows From Operating Activities		Cash Flows From Financing Activities
December 31, 2017	$9,226	$10,547	$19,773	$8,662	44%	$11,123	56%
December 31, 2016	$4,926	$5,186	$10,112	$4,066	40%	$6,058	60%
December 31, 2015	$1,432	$1,492	$2,924	$2,276	77%	$660	23%

(1)	Includes sources used to fund distributions paid to noncontrolling interests which were equal to approximately $12,000 for each of the years ended December 31, 2017, 2016 and 2015.

Debt Financings

As mentioned previously, our portfolio was 50% leveraged as of December 31, 2017 (based on the valuations of our real estate investments using the August 2017 appraised values and the purchase price of Queen’s Court Student Residences) with a weighted average interest rate of 2.63%. Below is additional information regarding our loan activity for the years ended December 31, 2017, 2016 and 2015. See Note 5 — Debt Financing for additional information regarding our outstanding debt.

2017

•	We assumed $96.0 million in mortgage loans related to the acquisition of Rookwood which was recorded as a non-cash event on the statement of cash flows.

•
We entered into $24.4 million of permanent mortgage financing related to the acquisition of the Montrose Student Residences and paid $0.2 million to purchase an interest rate cap to effectively cap the Euribor interest rate at 1.25% with a notional amount of €17.0 million (approximately $18.3 million assuming a rate of $1.08 per EUR as of the date of the agreement).

•
We entered into $39.2 million of permanent mortgage financing related to the acquisition of the Queen’s Court Student Residences and paid $0.1 million to purchase an interest rate cap to effectively cap the Libor interest rate at 2.00% with a notional amount of £22.1 million (approximately $29.6 million assuming a rate of $1.34 per GBP as of the date of the agreement).

•	We made payments of $1.0 million in financing costs related to the mortgage loans at Rookwood, the Montrose Student Residences and the Queen’s Court Student Residences.

•
We borrowed an aggregate of $58.2 million under the Hines Credit Facility and the Restated Hines Credit Facility and made payments of $103.0 million on these facilities. We had an $11.2 million outstanding balance under the Restated Hines Credit Facility as of December 31, 2017.

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

2015

•	We entered into $61.8 million of permanent mortgage financing and borrowed $50.3 million under our Hines Credit Facility related to the acquisition of Bishop’s Square.

•	We made payments of $74.5 million on our Hines Credit Facility which reduced our balance on this facility to zero as of December 31, 2015.

•	We made payments of $0.6 million for financing costs related to our loans.

Results of Operations

Year ended December 31, 2017 compared to the year ended December 31, 2016

We owned eight properties that were 97% leased as of December 31, 2017 compared to five properties that were 97% leased as of December 31, 2016. As we are currently in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties. Amounts recorded in our consolidated statements of operations for the years ended December 31, 2017 and 2016 are due to the following:

•
Total revenues, property operating expenses, real property taxes, property management fees, depreciation and amortization, and interest expense relate to the operation of our eight properties, the first of which was acquired in December 2014.

•
Acquisition-related expenses represent costs related to the acquisition of our real estate investments, including those properties which we may acquire in future periods. These costs vary significantly from one acquisition to the next and generally tend to be higher for our international acquisitions. During 2017, we incurred $2.6 million in acquisition expenses related to our international acquisitions which included a $0.8 million Stamp Duty tax related to the acquisition of Montrose Student Residences.

•
During 2017 and 2016, we paid our Advisor acquisition fees equal to 2.25% of the purchase price of our real estate investments. Acquisition fees for the year ended December 31, 2017 were higher than those for the year ended December 31, 2016 due to an increase in the aggregate net purchase price of our acquisitions during 2017 as compared to those completed in 2016. We acquired three properties for an aggregate net purchase price of $299.6 million during the year ended December 31, 2017 as compared to three properties for an aggregate net purchase price of $253.5 million during the year ended December 31, 2016. As of the effective date of the Restructuring, we will no longer pay acquisition fees to our Advisor.

•
During 2017 and 2016, we paid monthly asset management fees to our Advisor based on an annual fee equal to 0.75% of (i) the cost of our real estate investments or (ii) with respect to our real estate investments included in our board of directors’ most recent determination of an estimated per share NAV, the most recently determined value of such real estate investments. As described previously, our Advisor agreed to waive asset management fees for each quarter in 2016 and the first quarter in 2017, to the extent that our MFFO, for a particular quarter as reduced to reflect the distribution and stockholder servicing fees payable for such quarter, as disclosed in our Annual Report on Form 10-K or our Quarterly Report on Form 10-Q amounted to less than 100% of the aggregate distributions declared to our stockholders for such quarter. Our Advisor did not waive any asset management fees payable to it during the year ended December 31, 2017. Further, our Advisor waived $1.3 million of the total $2.2 million in asset management fees payable to it during the year ended December 31, 2016. Additionally, as of the effective date of the Restructuring, the monthly asset management fee payable to our Advisor is equal to 0.0625% per month of the value of our real estate investments at the end of each month and in no event will the asset management fee exceed and amount equal to 1/12th of 1.25% of the Company’s NAV at the end of each applicable month.

•
In connection with the Restructuring, we accrued $0.3 million related to the performance participation allocation as a result of the total return being greater than the 5% hurdle amount during the year ended December 31, 2017. See Note 8 — Related Party Transactions for a description of how the performance participation allocation is calculated.

•
General and administrative expenses for the years ended December 31, 2017 and 2016 primarily consist of legal and accounting fees, costs and expenses associated with our board of directors, transfer agent and other stockholder-related costs and insurance costs. Certain of these costs are variable and will increase in the future as we continue to raise capital and make additional real estate investments.

•
Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than our functional currencies. During the years ended December 31, 2017 and 2016, these gains and losses were primarily related to the effect of remeasuring cash held in foreign currencies into U.S. dollars and the changes in exchange rates.

•
We have entered into interest rate contracts as economic hedges against the fluctuation of future interest rates on our variable interest rate borrowings, and we have also entered into foreign currency forward contracts as economic hedges against the variability of future exchange rates on our international investments. We have not designated any of these contracts as cash flow hedges for accounting purposes. These derivatives have been recorded at their estimated fair values in the accompanying consolidated balance sheets. Changes in the fair value of these derivatives result in gains or losses recorded in our consolidated statements of operations and comprehensive income (loss). See Note 6 — Derivative Instruments for additional information regarding gains and losses resulting from our derivatives.

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

•
We paid our Advisor acquisition fees equal to 2.25% of the purchase price of our real estate investments. Acquisition fees for the year ended December 31, 2016 were higher than those for the year ended December 31, 2015 due to an increase in our acquisition activity. We acquired three properties for an aggregate purchase price of $253.5 million during the year ended December 31, 2016 as compared to one property for $103.2 million during the year ended December 31, 2015.

•
We paid monthly asset management fees to our Advisor based on an annual fee equal to 0.75% of (i) the cost of our real estate investments or (ii) with respect to our real estate investments included in our board of directors’ most recent determination of an estimated per share NAV, the most recently determined value of such real estate investments. As described previously, our Advisor agreed to waive asset management fees for each quarter in 2016 and 2015, to the extent that our MFFO, for a particular quarter, is less than our distributions declared for such quarter. As a result of these waivers, our Advisor waived $1.3 million in asset management fees payable to it during the year ended December 31, 2016. Further, our Advisor waived $0.6 million of the total $0.9 million in asset management fees payable to it during the year ended December 31, 2015.

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

Funds from Operations and Modified Funds from Operations

We believe funds from operations (“FFO”) is a meaningful supplemental non-GAAP operating metric. FFO is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and is widely recognized by investors and analysts as one measure of operating performance of a real estate company. FFO excludes items such as real estate depreciation and amortization. Depreciation and amortization, as applied in accordance with GAAP, implicitly assumes that the value of real estate assets diminishes predictably over time and also assumes that such assets are adequately maintained and renovated as required in order to maintain their value. Since real estate values have historically risen or fallen with market conditions such as occupancy rates, rental rates, inflation, interest rates, the business cycle, unemployment and consumer spending, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies using historical cost accounting alone is insufficient. In addition, FFO excludes gains and losses from the sale of real estate and impairment charges related to depreciable real estate assets and in-substance real estate equity investments, which we believe provides management and investors with a helpful additional measure of the historical performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs. A property will be evaluated for impairment if events or circumstances indicate that the carrying amount may not be recoverable (i.e. the carrying amount exceeds the total estimated undiscounted future cash flows from the property). Undiscounted future cash flows are based on anticipated operating performance, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows. While impairment charges are excluded from the calculation of FFO as described above, stockholders are cautioned that we may not recover any impairment charges.

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

The purchase of properties, and the corresponding expenses associated with that process, including any acquisition fees and expenses, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our stockholders. MFFO excludes any acquisition fees payable to our Advisor and acquisition expenses. Under GAAP, acquisition fees and expenses are characterized as operating expenses in determining operating net income. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to our stockholders. All paid and accrued acquisition fees and expenses with respect to the acquisition of a property negatively impact our operating performance during the period in which the property is acquired and will have negative effects on returns to our stockholders, the potential for future distributions, and future cash flows, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, the related acquisition fees and expenses and other costs related to such property. In addition, if we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless our Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to our Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. Since MFFO excludes any acquisition fees and expenses, MFFO would only be comparable to the operations of non-listed REITs that have completed their acquisition activity and have other similar operating characteristics.

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

•
MFFO excludes any acquisition fees payable to our Advisor and acquisition expenses. Although these amounts reduce net income, we generally fund such costs with proceeds from our public offerings and/or acquisition-related indebtedness and do not consider these fees and expenses in the evaluation of our operating performance and determining MFFO.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations for the years ended December 31, 2017, 2016 and 2015 and the period from inception through December 31, 2017 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Years ended December 31,			Period from July 31, 2013 (date of inception) through December 31, 2017
	2017	2016	2015
Net income (loss)	$(17,186)	$(11,341)	$(5,638)	$(35,493)
Depreciation and amortization (1)	29,687	15,372	4,207	49,315
Adjustments for noncontrolling interests (2)	(30)	(23)	36	168
Funds From Operations attributable to common stockholders	12,471	4,008	(1,395)	13,990
Loss (gain) on derivative instruments (3)	372	6	41	419
Loss (gain) on foreign currency(4)	(401)	(11)	11	(401)
Other components of revenues and expenses (5)	(2,138)	(2,030)	(938)	(5,112)
Acquisition fees and expenses (6)	9,951	7,452	5,246	23,348
Adjustments for noncontrolling interests (2)	(5)	(6)	(40)	(84)
Modified Funds From Operations attributable to common stockholders	$20,250	$9,419	$2,925	$32,160
Basic and diluted income (loss) per common share	$(0.48)	$(0.62)	$(1.06)	$(2.58)
Funds From Operations attributable to common stockholders per common share	$0.35	$0.22	$(0.26)	$1.02
Modified Funds From Operations attributable to common stockholders per common share	$0.57	$0.52	$0.55	$2.34
Weighted average shares outstanding	35,808	18,191	5,308	13,715

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

(5)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the years ended December 31, 2017, 2016 and 2015 and the period from inception through December 31, 2017 (in thousands):

	Years ended December 31,			Period from July 31, 2013 (date of inception) through December 31, 2017
	2017	2016	2015
Straight-line rent adjustment (a)	$(1,368)	$(1,897)	$(627)	$(3,897)
Amortization of lease incentives (b)	96	5	1	102
Amortization of out-of-market leases (b)	(1,078)	(138)	(312)	(1,529)
Other	212	—	—	212
	$(2,138)	$(2,030)	$(938)	$(5,112)

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

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•	For the years ended December 31, 2017, 2016 and 2015, we incurred $1.6 million, $0.4 million and $7,000, respectively, in distribution and stockholder servicing fees.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions payable to stockholders. We may continue to choose to use proceeds from our debt financings, proceeds from our public offerings, cash advances from our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets to fund distributions to our stockholders. For example, we funded 56%, 60% and 23% of total distributions for the years ended December 31, 2017, 2016 and 2015, respectively, with cash flows from financing activities, which includes offering proceeds.

In addition, commencing with the quarter ended December 31, 2014, our Advisor agreed to waive the asset management fees for each quarter through December 31, 2016, to the extent that our MFFO, for a particular quarter, as disclosed in our Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounted to less than 100% of the aggregate distributions declared to our stockholders for such quarter. Our Advisor also agreed to waive the asset management fees otherwise payable to it for the quarter ended March 31, 2017 to the extent that our MFFO for such quarter, as reduced to reflect the distribution and stockholder servicing fees payable for such quarter, as disclosed in our Quarterly Report on Form 10-Q, amounted to less than 100% of the aggregate distributions declared to our stockholders for that quarter. As a result of these fee waivers, cash flows from operations that would have been paid to our Advisor for asset management fees may be available to pay distributions to stockholders. These fee waivers were not deferrals and accordingly, any fees that were waived will not be paid to our Advisor in cash at any time in the future.

From inception through December 31, 2017, we declared $32.9 million of cash distributions to our stockholders (including those reinvested in shares pursuant to our distribution reinvestment plan), compared to our total aggregate FFO of $14.0 million and our total aggregate net loss of $35.5 million for that period. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which are recorded as reductions to net income (loss) and FFO. From inception through December 31, 2017, we incurred acquisition fees and expenses totaling $23.3 million. For the year ended December 31, 2017, we declared $19.8 million of cash distributions to our stockholders (including those reinvested in shares pursuant to our distribution reinvestment plan), compared to our total aggregate FFO of $12.5 million. For the years ended December 2016 and 2015, we declared cash distributions to our stockholders (including those reinvested in shares pursuant to our distribution reinvestment plan) totaling $10.1 million and $2.9 million, respectively, compared to our total aggregate FFO of $4.0 million and our total aggregate FFO loss of $1.4 million, respectively.

Related Party Transactions and Agreements

We have entered into agreements with our Advisor, Dealer Manager and Hines and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee, distribution and stockholder servicing fees, and payments to our Advisor for reimbursement of organization and offering costs. During the acquisition and operational stages, these include payments for certain services related to the management and performance of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 8 — Related Party Transactions in the Notes to the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for additional information concerning our related party transactions and agreements.

Off-Balance Sheet Arrangements

As of December 31, 2017 and 2016, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2017. The table below excludes $15.4 million in outstanding construction obligations related to our development work at Bishop’s Square which is currently expected to be due within one year.

	Payments due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total (2)
Notes payable (1)	$11,209	$151,018	$174,868	$68,096	$405,191
Restated Hines Credit Facility(1)	$11,549	$—	$—	$—	$11,549
Organization and Offering Costs(2)	$—	$3,437	$2,291	$—	$5,728
Total contractual obligations(3)	$22,758	$154,455	$177,159	$68,096	$422,468

(1)	Includes all future principal and interest payments on mortgage loans outstanding as of December 31, 2017.

(2)	See Note 8 — Related Party Transactions for additional information regarding the reimbursement of organization and offering costs to our Advisor.

(3)
Excluded from the table above is the settlement of the $8.2 million distribution and stockholder servicing fee liability payable to our Dealer Manager with respect to Class TX shares and Class IX shares as of December 31, 2017. We cannot predict the length of time over which this fee will be paid due to potential changes in the NAV per share of the Company's Class TX shares and Class IX shares and future redemptions related to Class TX shares and Class IX shares. If we assumed a constant NAV per share, the distribution and stockholder servicing fee with respect to Class TX shares and Class IX shares would be paid over 5.25 years and 6 years, respectively, from the date of purchase. See Note 8 — Related Party Transactions for additional information regarding the distribution and stockholder servicing fees.

Recent Developments and Subsequent Events

2819 Loker Avenue East

In March 2018, we entered into a contract to sell 2819 Loker Avenue East, a Class A industrial property located in Carlsbad, California. The contract sales price for 2819 Loker Avenue East is $38.3 million. We acquired 2819 Loker Avenue East in December 2014 for a purchase price of $25.4 million. Although we expect the closing of this sale to occur no later than April 2018, there can be no assurances as to if or when this sale will be completed.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of December 31, 2017, we were exposed to the market risks listed below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of December 31, 2017, we had $207.5 million of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $2.1 million in interest expense. Additionally, we entered into interest rate caps to limit our exposure to rising interest rates related to our mortgage loans secured by Bishop’s Square, the Montrose Student Residences and the Queen’s Court Student Residences. See Note 5 — Debt Financing in the Notes to the consolidated financial statements for more information concerning our outstanding debt.

Foreign Currency Risk

Our investments in Bishop’s Square, the Montrose Student Residences and the Queen’s Court Student Residences are subject to the effects of exchange rate movements among the Euro, the British Pound and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements. We have entered into mortgage loans denominated in Euros and British Pounds for these investments, which provide a natural hedge with regard to changes in exchange rates among the Euro, the British Pound and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of Euros and British Pounds, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Based upon our analysis, a 10% immediate, unfavorable change in the exchange rate between the Euro and U.S. dollar would have decreased the net book value of our investments in Bishop’s Square and the Montrose Student Residences by approximately $4.7 million and would have reduced the year-to-date net income (loss) of Bishop’s Square and the Montrose Student Residences by $0.5 million. Similarly, a 10% immediate, unfavorable change in the exchange rate between the British Pound and U.S. dollar would have decreased the net book value of our investment in the Queen’s Court Student Residences by approximately $2.7 million and would have reduced the year-to-date net income (loss) of the Queen’s Court Student Residences by $0.1 million.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Hines Global Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hines Global Income Trust, Inc. (formerly Hines Global REIT II, Inc.) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), equity (deficit), and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Houston, Texas
March 29, 2018

We have served as the Company’s auditor since 2013.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2017 and 2016

	2017	2016
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$572,833	$283,875
Cash and cash equivalents	18,170	98,137
Restricted cash	6,383	1,576
Derivative instruments	110	—
Tenant and other receivables, net	8,402	4,803
Intangible lease assets, net	95,137	76,070
Deferred leasing costs, net	4,615	314
Other assets	3,367	5,570
Total assets	$709,017	$470,345
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$15,570	$7,549
Due to affiliates	16,642	12,141
Intangible lease liabilities, net	15,939	2,421
Other liabilities	8,601	3,041
Distributions payable	1,868	1,195
Note payable to affiliate	11,200	56,000
Notes payable, net	365,652	197,815
Total liabilities	$435,472	$280,162

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2017 and December 31, 2016	—	—
Common shares (Note 7)	39	26
Additional paid-in capital	336,761	224,134
Accumulated distributions in excess of earnings	(68,193)	(31,222)
Accumulated other comprehensive income (loss)	4,938	(2,755)
Total stockholders’ equity	273,545	190,183
Noncontrolling interests	—	—
Total equity	273,545	190,183
Total liabilities and equity	$709,017	$470,345

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$58,824	$23,667	$9,278
Other revenue	900	682	132
Total revenues	59,724	24,349	9,410
Expenses:
Property operating expenses	9,663	4,593	1,871
Real property taxes	9,387	1,648	298
Property management fees	1,061	438	129
Depreciation and amortization	29,687	15,372	4,207
Acquisition related expenses	3,212	1,855	2,963
Asset management and acquisition fees	11,681	6,645	2,640
Performance participation allocation	251	—	—
General and administrative expenses	2,803	2,044	1,546
Total expenses	67,745	32,595	13,654
Income (loss) before other income (expenses)	(8,021)	(8,246)	(4,244)
Other income (expenses):
Gain (loss) on derivative instruments	(372)	(6)	(41)
Foreign currency gains (losses)	494	(4)	(12)
Interest expense	(9,453)	(3,154)	(1,345)
Interest income	83	69	4
Income (loss) before benefit (provision) for income taxes	(17,269)	(11,341)	(5,638)
Benefit (provision) for income taxes	83	—	—
Net income (loss)	(17,186)	(11,341)	(5,638)
Net (income) loss attributable to noncontrolling interests	(12)	(12)	(12)
Net income (loss) attributable to common stockholders	$(17,198)	$(11,353)	$(5,650)
Basic and diluted income (loss) per common share	$(0.48)	$(0.62)	$(1.06)
Weighted average number of common shares outstanding	35,808	18,191	5,308
Cash distributions declared per Class AX share, net	$0.60	$0.58	$0.57
Cash distributions declared per Class TX share, net	$0.50	$0.49	$0.17
Cash distributions declared per Class IX share, net	$0.39	$—	$—

Comprehensive income (loss):
Net income (loss)	$(17,186)	$(11,341)	$(5,638)
Other comprehensive income (loss):
Foreign currency translation adjustment	7,693	(1,363)	(1,392)
Comprehensive income (loss)	$(9,493)	$(12,704)	$(7,030)
Comprehensive (income) loss attributable to noncontrolling interests	(12)	(12)	(12)
Comprehensive income (loss) attributable to common stockholders	$(9,505)	$(12,716)	$(7,042)

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2017, 2016 and 2015
(in thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2015	421	$—	$42	$(1,183)	$—	$(1,141)	$—
Issuance of common shares	10,642	11	105,479	—	—	105,490	—
Distributions declared	—	—	—	(2,924)	—	(2,924)	(12)
Redemption of common shares	(1)	—	(12)	—	—	(12)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(9,750)	—	—	(9,750)	—
Offering costs	—	—	(4,183)	—	—	(4,183)	—
Net income (loss)	—	—	—	(5,650)	—	(5,650)	12
Foreign currency translation adjustment	—	—	—	—	(1,392)	(1,392)	—
Balance as of December 31, 2015	11,062	$11	$91,576	$(9,757)	$(1,392)	$80,438	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2016	11,062	$11	$91,576	$(9,757)	$(1,392)	$80,438	$—
Issuance of common shares	15,557	15	149,738	—	—	149,753	—
Distributions declared	—	—	—	(10,112)	—	(10,112)	(12)
Redemption of common shares	(76)	—	(859)	—	—	(859)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(13,214)	—	—	(13,214)	—
Offering costs	—	—	(3,107)	—	—	(3,107)	—
Net income (loss)	—	—	—	(11,353)	—	(11,353)	12
Foreign currency translation adjustment	—	—	—	—	(1,363)	(1,363)	—
Balance as of December 31, 2016	26,543	$26	$224,134	$(31,222)	$(2,755)	$190,183	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2017	26,543	$26	$224,134	$(31,222)	$(2,755)	$190,183	$—
Issuance of common shares	14,807	15	146,710	—	—	146,725	—
Distributions declared	—	—	—	(19,773)	—	(19,773)	(12)
Redemption of common shares	(2,094)	(2)	(20,143)	—	—	(20,145)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(10,712)	—	—	(10,712)	—
Offering costs	—	—	(3,228)	—	—	(3,228)	—
Net income (loss)	—	—	—	(17,198)	—	(17,198)	12
Foreign currency translation adjustment	—	—	—	—	7,693	7,693	—
Balance as of December 31, 2017	39,256	$39	$336,761	$(68,193)	$4,938	$273,545	$—

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,186)	$(11,341)	$(5,638)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	29,220	15,422	3,982
Foreign currency (gains) losses	(494)	4	12
(Gain) loss on derivative instruments	372	6	41
Changes in assets and liabilities:
Change in other assets	(1,190)	(275)	(131)
Change in tenant and other receivables	(4,479)	(2,288)	(928)
Change in deferred leasing costs	(4,415)	(261)	(62)
Change in accounts payable and accrued expenses	4,964	270	640
Change in other liabilities	(9)	23	1,401
Change in due to affiliates	(92)	2,565	(942)
Net cash from (used in) operating activities	6,691	4,125	(1,625)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(192,867)	(244,817)	(102,689)
Capital expenditures at operating properties	(4,204)	(350)	(333)
Deposits on investment property	—	(5,000)	(1,500)
Net cash used in investing activities	(197,071)	(250,167)	(104,522)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	138,192	146,265	101,354
Redemption of common shares	(20,270)	(714)	(12)
Payment of offering costs	(3,810)	(5,073)	(5,270)
Reimbursement of offering costs	—	4,049	—
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(7,154)	(8,897)	(9,385)
Distributions paid to stockholders and noncontrolling interests	(8,951)	(4,601)	(1,227)
Proceeds from notes payable	63,572	141,300	61,769
Payments on notes payable	(1,650)	(539)	—
Proceeds from related party note payable	58,200	81,500	50,300
Payments on related party note payable	(103,000)	(25,500)	(74,500)
Change in security deposit liability	(63)	40	22
Deferred financing costs paid	(1,028)	(666)	(626)
Payments related to interest rate contracts	(233)	—	(48)
Net cash from financing activities	113,805	327,164	122,377
Effect of exchange rate changes on cash, restricted cash and cash equivalents	1,415	(198)	(168)
Net change in cash, restricted cash and cash equivalents	(75,160)	80,924	16,062
Cash, restricted cash and cash equivalents, beginning of year	99,713	18,789	2,727
Cash, restricted cash and cash equivalents, end of year	$24,553	$99,713	$18,789

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Hines Global Income Trust, Inc. (“the Company” or “Hines Global”), formerly known as Hines Global REIT II, Inc., was incorporated in Maryland on July 31, 2013, to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for 60 years. The Company is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines. The Company intends to conduct substantially all of its operations through Hines Global REIT II Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of December 31, 2017 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

The Company raises capital for its investments through public offerings of its common stock. On August 20, 2014, the Company commenced its initial public offering of up to $2.5 billion of its common stock (the “Initial Offering”). On September 30, 2017, the Company suspended the sale of shares in the primary portion of the Initial Offering, while continuing to offer up to $150.0 million of its common stock pursuant to its distribution reinvestment plan. Through December 31, 2017, the Company received gross offering proceeds of approximately $405.8 million including shares issued under its distribution reinvestment plans.

On December 6, 2017 the Company commenced a second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Follow-on Offering”). As a result of the changing landscape in the non-traded REIT industry, the Follow-on Offering reflects a restructuring (the “Restructuring”). For additional information regarding the Restructuring, please see Item 7 — Management’s Discussion & Analysis — Executive Summary, and for additional information regarding changes to the fees payable to the Dealer Manager, the Advisor and other affiliates of Hines, please see Note 8 — Related Party Transactions. As of March 16, 2018, the Company received gross offering proceeds of $408.8 million from the sale of 41.7 million shares.

As of December 31, 2017, the Company owned direct investments in eight real estate properties totaling 2.7 million square feet that were 97% leased. See the table in “Item 2. Properties” for additional information regarding each of the properties in which the Company owned an interest as of December 31, 2017.

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

Basis of Presentation

The consolidated financial statements of the Company include the accounts of Hines Global Income Trust, Inc. and the Operating Partnership (over which the Company exercises financial and operating control). All intercompany balances and transactions have been eliminated in consolidation. The Company has determined that the Operating Partnership is considered a variable interest entity (“VIE”). However, the Company meets the disclosure exemption criteria, as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest.

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

Acquisitions of properties are accounted for utilizing the acquisition method and, accordingly, are recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties are included in the Company’s results of operations from their respective dates of acquisition. Estimates of fair values are based upon estimates of future cash flows and other valuation techniques that the Company believes are similar to those used by market participants and are used to record the purchase of identifiable assets acquired, such as land, buildings and improvements, equipment and identifiable intangible assets related to in-place leases and liabilities assumed, such as amounts related to acquired out-of-market leases, asset retirement obligations, and mortgage notes payable. Values of buildings and improvements are determined on an as-if-vacant basis. Initial valuations are subject to change until such information is finalized, which will occur no later than 12 months after the acquisition date. Acquisition-related costs such as transaction costs and acquisition fees paid to the Advisor are expensed as incurred. Refer to “— Recent Accounting Pronouncements” for additional information on the adoption of ASU 2017-01 beginning January 1, 2018, in which the Company’s real estate acquisitions will qualify as asset acquisitions and acquisition-related costs will be capitalized beginning in January 2018.

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

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the years ended December 31, 2017, 2016, and 2015.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

As of December 31, 2017, the Company had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents.

In addition, as of December 31, 2017, the Company had $9.1 million of cash and cash equivalents deposited in certain financial institutions located in the United Kingdom and Ireland. Management regularly monitors the financial stability of these financial institutions in an effort to manage its exposure to any significant credit risk in cash and cash equivalents.

International Operations

The Euro (“EUR”) is the functional currency for the Company’s subsidiaries operating in Ireland and the British pound (“GBP”) is the functional currency for the Company’s subsidiaries operating in the United Kingdom. These subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. Income statement accounts are generally translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. Upon disposal of this subsidiary, the Company will remove the accumulated translation adjustment from stockholders’ equity and include it in the gain or loss on disposal in its consolidated statement of operations.

The Company and its subsidiaries may have transactions denominated in currencies other than their functional currencies. In these instances, assets and liabilities are remeasured into the functional currency at the exchange rate in effect at the end of the period and income statement accounts are remeasured at the average exchange rate for the period. These gains or losses are included in the Company’s consolidated statement of operations.

The Company and its subsidiaries also record gains or losses in the income statement when a transaction with a third party, denominated in a currency other than the functional currency, is settled and the functional currency cash flows realized are more or less than expected based upon the exchange rate in effect when the transaction was initiated.

Restricted Cash

The Company has restricted cash primarily related to certain escrow accounts required by several of the Company’s mortgage agreements.

Tenant and Other Receivables

Tenant and other receivables balances consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent. Straight-line rent receivables were $4.0 million and $2.5 million as of December 31, 2017 and 2016, respectively. Straight-line rent receivables consist of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. An allowance for the uncollectible portion of tenant and other receivables is determined based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

As of December 31, 2017, tenant and other receivables included a $2.3 million receivable from a third-party related to working capital reserves and transactions costs related to the acquisition of the Queen’s Court Student Residences. Additionally, as of December 31, 2016, tenant and other receivables included a receivable from the Company’s transfer agent of $1.6 million related to offering proceeds not yet received, with no such receivable balance outstanding as of December 31, 2017.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions, tenant inducements and legal costs are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Other Assets

Other assets included the following (in thousands):

	December 31, 2017	December 31, 2016
Deposits on investment property (1)	$—	$5,000
Deferred offering costs (2)	1,525	—
Prepaid insurance	97	219
Prepaid property taxes	76	74
Deferred tax assets	944	—
Other	725	277
Other assets	$3,367	$5,570

(1)	As of December 31, 2016, this amount consisted of a $5.0 million earnest money deposit in connection with the acquisition of Rookwood, which was completed in January 2017.

(2)
Represents offering costs incurred by the Company’s Advisor which will be released into equity as gross proceeds from the Follow-On Offering are raised. See Note 8 — Related Party Transactions for additional information regarding offering costs payable to the Company’s Advisor.

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

Other revenues consist primarily of parking revenue, administrative fees, and tenant reimbursements related to utilities, insurance, and other operating expenses. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized in the period that the expense is incurred.

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (“the Code”), beginning with its taxable year ended December 31, 2015. The Company’s management believes that it operates in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2017, 2016 and 2015 in the accompanying consolidated financial statements. In 2017, income tax expense/benefit recorded by the Company was primarily comprised of foreign income taxes related to the operation of its international properties. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act makes broad and complex changes to the Internal Revenue Code including, but not limited to, (1) reducing the top U.S. federal corporate income tax rate from 35% to 21%, (2) establishing a 20% deduction for ordinary REIT dividends (other than any portion that is a capital gain dividend or qualified dividend income subject to complex limitations), (3) limiting the deductibility of business interest expense, (4) allowing full expensing of certain qualifying property, (5) eliminating the corporate Alternative Minimum Tax (“AMT”) and changing how existing AMT credits can be realized, (6) limiting current net operating loss deductions and providing an indefinite carryforward and (7) limiting the deductibility of certain executive compensation. The Company’s evaluation of deferred taxes and the associated valuation allowance includes an estimate of the impact of the Tax Cuts and Jobs Act and was based on the best information available to the Company at the time.

Distribution and Stockholder Servicing Fees

The Company records distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the applicable class of shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable. As a result of the Company’s self-tender offer which is more fully described in Note 7 — Stockholders’ Equity, the Company reduced its distribution and stockholder servicing fee liability by $0.5 million, which was recorded as an offset to additional paid-in capital since those redeemed shares were no longer subject to the ongoing distribution and stockholder servicing fees. For the years ended December 31, 2017 and 2016, the Company recorded a liability of $8.2 million and $4.6 million, respectively. See Note 8 — Related Party Transactions for additional information regarding the Company’s distribution and stockholder servicing fees.

Per Share Data

Net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net income (loss) per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding.

Recent Accounting Pronouncements

In May 2014, the FASB, issued ASU 2014-09 to provide guidance on recognizing revenue from contracts with customers (“ASC 606”). This ASU’s core objective is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. The amendments also replace prior guidance regarding the recognition of revenue from sales of real estate, except for revenue from sales that are part of a sale-leaseback transaction. Subsequent to ASU 2014-09, the FASB has issued multiple ASUs clarifying multiple aspects of the new revenue recognition standard, which include the deferral of the effective date by one year, and additional guidance for partial sales of non-financial assets. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with retrospective or modified retrospective adoption. The Company has not had any sales or partial sales of real estate since its inception.

Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this pronouncement. Rental income from leasing arrangements is specifically excluded from ASU 2014-09, and will be evaluated by the Company in its adoption of the lease accounting standard, ASU 2016-02 (described below). The Company has adopted ASC 606 using the modified retrospective approach effective January 1, 2018. The Company has identified its revenue streams and finalized its evaluation of the impact on our consolidated financial statements and internal accounting processes. The Company has determined that the adoption of ASC 606 will not require any material adjustments to the consolidated financial statements. In addition, we evaluated controls around the implementation of this ASU and have concluded there will be no significant impact on our control structure.

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

In January 2018, the FASB issued an exposure draft (“2018 Exposure Draft”) which, if adopted as written, would allow lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Also, the 2018 Exposure Draft indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption in lieu of the modified retrospective approach and provides other optional practical expedients.

The Company is in the process of evaluating the impact that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements relating to its lessor leases and other lessee leases, if any. Within our lessor leases, we are entitled to receive tenant reimbursements for operating expenses such as real estate taxes, insurance and common area maintenance. Currently upon adoption of this ASU, common area maintenance (“CAM”) reimbursement revenue will be accounted for in accordance with Topic 606. The Company has currently identified certain areas the Company believes may be impacted by the adoption of ASU 2016-02, which include:

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

In October 2016, the FASB issued ASU 2016-16 which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The ASU is intended to reduce the complexity of ASC 740 and the diversity in practice related to the tax consequences of certain types of intra-entity asset transfers. ASU 2016-16 will be effective for annual periods beginning after December 31, 2017. The Company adopted ASU 2016-16 beginning January 1, 2018 and has recorded deferred tax assets and related valuation allowances related to its subsidiaries in Ireland.

In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company expects that most of its real estate transactions completed after the Company’s adoption of this guidance will be accounted for using the asset acquisition guidance and, accordingly, acquisition fees and expenses related to those acquisitions will be capitalized. The amendments to the Codification will be effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2017 and early adoption is permitted with prospective application. The Company adopted ASU 2017-01 January 1, 2018.

In February 2017, the FASB issued ASU No. 2017-05 to clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition, as amended, of an in substance nonfinancial asset. If substantially all of the fair value of assets that are promised to a counterparty in a contract is concentrated in nonfinancial assets, then all of the financial assets promised to the counterparty are in substance nonfinancial assets within the scope of Subtopic 610-20, including a parent transferring control of a nonfinancial asset through a transfer of ownership interests of a consolidated subsidiary. The provisions of ASU No. 2017-05 are effective for the Company as of January 1, 2018. To date, the Company has not had any sales of in-substance nonfinancial assets.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31, 2017	December 31, 2016
Buildings and improvements (1)	$491,289	$256,452
Less: accumulated depreciation	(18,172)	(6,337)
Buildings and improvements, net	473,117	250,115
Land	99,716	33,760
Investment property, net	$572,833	$283,875

(1)
Included in buildings and improvements is approximately $4.3 million and $0.3 million of construction-in-progress related to the expansion at Bishop's Square as of December 31, 2017 and December 31, 2016, respectively. During the fourth quarter of 2017, the Company commenced construction at Bishop’s Square to add an additional floor and make various upgrades and improvements to the property.

See Item 2. Properties and Note 4 — Recent Acquisitions of Real Estate for additional information regarding the Company’s real estate portfolio.

As of December 31, 2017, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$116,222	$4,716	$(18,490)
Less: accumulated amortization	(24,430)	(1,371)	2,551
Net	$91,792	$3,345	$(15,939)

As of December 31, 2016, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$84,473	$3,230	$(3,224)
Less: accumulated amortization	(11,238)	(395)	803
Net	$73,235	$2,835	$(2,421)

Amortization expense of in-place leases was $18.3 million, $10.4 million and $2.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $1.1 million, $0.1 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Anticipated amortization of the Company’s in-place leases for each of the years ending December 31, 2018 through December 31, 2022 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
2018	$14,412	$(914)
2019	$10,724	$(953)
2020	$8,003	$(1,240)
2021	$5,744	$(1,065)
2022	$3,751	$(1,131)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2017, the approximate fixed future minimum rentals for each of the years ending December 31, 2018 through 2022 and thereafter for the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
2018	$38,365
2019	35,671
2020	29,781
2021	25,381
2022	20,316
Thereafter	93,935
Total	$243,449

During the year ended December 31, 2017, the Company did not earn more than 10% of its revenue from any individual tenants.

Of the Company’s total rental revenue for the year ended December 31, 2016, approximately 21% was earned from the Commissioner of Public Works in Ireland, a state agency of Ireland, whose lease expires in 2028, 11% was earned from Western Digital, a tenant in the information industry, whose lease expires in 2021, and approximately 10% was earned from Acushnet, a tenant in the manufacturing industry, whose lease expires in 2028.

Of the Company’s total rental revenue for the year ended December 31, 2015, approximately 44% was earned from the Commissioner of Public Works in Ireland, 26% was earned from Acushnet, and approximately 15% was earned from International Financial Data Services, an investor record-keeping and transfer agency provider, whose lease expires in 2024.

4. RECENT ACQUISITIONS OF REAL ESTATE

For the years ended December 31, 2017 and 2016, the Company acquired three properties for a total net purchase price of $299.6 million and $253.5 million, respectively. Also, for the year ended December 31, 2015, the Company acquired one property for a total net purchase price of $103.2 million. The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2017, 2016 and 2015 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (1)	Land (1)	In-place Lease Intangibles (1)		Out-of- Market Lease Intangibles, Net (1)	Discount (premium) on assumed mortgage loan (1)	Total (1)
2017
Rookwood	1/6/2017	$132,466	$45,320	$27,477		$(12,275)	$740	$193,728
Montrose Student Residences	3/24/2017	$33,705	$5,691	$1,282	(2)	$(56)	$—	$40,622
Queen’s Court Student Residences	10/11/2017	$50,894	$14,086	$1,819		$(1,513)	$—	$65,286

2016
Domain Apartments	1/29/2016	$50,790	$5,690	$1,640		$—	$—	$58,120
Cottonwood Corporate Center	7/5/2016	$98,758	$13,600	$26,550		$290	$—	$139,198
Goodyear Crossing II	8/18/2016	$41,620	$7,270	$5,280		$2,030	$—	$56,200

Property Name	Acquisition Date	Building and Improvements (1)	Land (1)		In-place Lease Intangibles (1)	Out-of- Market Lease Intangibles, Net (1)	Discount (premium) on assumed mortgage loan (1)	Total (1)
2015
Bishop’s Square	3/3/2015	$53,643	$—	(3)	$51,995	$(2,478)	$—	$103,160

(1)
Amounts for Bishop’s Square, the Montrose Student Residences and the Queen’s Court Student Residences were denominated in foreign currencies and have been translated at an exchange rate based on the rate in effect on the acquisition date.

(2)	Includes $0.6 million related to the retail areas of the Montrose Student Residences that have average lease terms between two years and 19 years.

(3)
The land at Bishop’s Square is subject to a 999-year ground lease with the local municipality in Ireland. Since the Company does not have title to the land, approximately $33.4 million has been recorded to in-place lease intangibles and will be amortized over the remaining term of the ground lease.

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2017, 2016 and 2015 acquisitions, as of the date of the respective acquisition, was as follows (in years):

	In-Place Leases	Above-Market Lease Assets	Below-Market Lease Liabilities
2017 Acquisitions:
Rookwood	8.3	15.7	13.7
Montrose Student Residences	6.5	—	18.9
Queen’s Court Student Residences(1)	0.9	—	—

2016 Acquisitions:
Domain Apartments	0.6	—	—
Cottonwood Corporate Center	4.5	8.2	4.7
Goodyear Crossing II	3.1	3.1	—

2015 Acquisition:
Bishop’s Square (1)	10.7	7.5	8.3

(1)	Excludes the effect of any 999-year leases, which significantly increases the weighted average useful life for these intangibles.

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the year ended December 31, 2017, which are included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017 (in thousands):

		For the Year Ended
2017 Acquisitions		December 31, 2017
Rookwood	Revenue	$19,507
	Net income (loss)	$(7,041)
Montrose Student Residences	Revenue	$2,579
	Net income (loss)	$(3,049)
Queen’s Court Student Residences	Revenue	$1,200
	Net income (loss)	$(1,415)

The following unaudited consolidated information is presented to give effect to the acquisitions completed during the year ended December 31, 2017 as if the acquisitions had occurred on January 1, 2016. The pro forma net loss was adjusted to exclude acquisition-related fees and expenses of $10.0 million for the year ended December 31, 2017. For the year ended December 31, 2016, the pro forma net loss was adjusted to include acquisition fees and expenses of $10.0 million, relating to the 2017 acquisitions, as if these fees and expenses had been incurred as of January 1, 2016.

The information below is not necessarily indicative of what the actual results of operations would have been had the Company completed these acquisitions on January 1, 2016, nor does it purport to represent the Company’s future operations (in thousands):

	For the Years Ended
	December 31,
	Pro Forma 2017	Pro Forma 2016
Revenues	$64,883	$52,794
Net income (loss) attributable to common stockholders	$(10,237)	$(16,833)

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

The following unaudited consolidated information is presented to give effect to the acquisition completed during the year ended December 31, 2015 as if the acquisition had occurred on January 1, 2014. The pro forma net loss was adjusted to exclude acquisition-related fees and expenses of $5.3 million for the year ended December 31, 2015. For the year ended December 31, 2014, the pro forma net loss was adjusted to include acquisition fees and expenses of $4.9 million relating to the 2015 acquisition, as if these fees and expenses had been incurred as of January 1, 2014.

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

5. DEBT FINANCING

As of December 31, 2017 and 2016, the Company had approximately $379.3 million and $254.8 million of debt outstanding, with a weighted average years to maturity of 3.8 years and 4.3 years, and a weighted average interest rate of 2.63% and 2.37%, respectively. The following table describes the Company’s debt outstanding at December 31, 2017 and 2016 (in thousands, except interest rates):

Description	Origination or Assumption Date	Maturity Date	Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of December 31, 2017	Principal Outstanding at December 31, 2017	Principal Outstanding at December 31, 2016
Secured Mortgage Debt
Bishop's Square	3/3/2015	3/2/2022	€55,200	Euribor + 1.30% (1)	1.30%	$66,124	$58,048
Domain Apartments	1/29/2016	1/29/2020	$34,300	Libor + 1.60%	3.16%	34,300	34,300
Cottonwood Corporate Center	7/5/2016	8/1/2023	$78,000	Fixed	2.98%	75,811	77,461
Goodyear Crossing II	8/18/2016	8/18/2021	$29,000	Libor + 2.00%	3.36%	29,000	29,000
Rookwood Commons	1/6/2017	7/1/2020	$67,000	Fixed	3.13%	67,000	—
Rookwood Pavilion	1/6/2017	7/1/2020	$29,000	Fixed	2.87%	29,000	—
Montrose Student Residences	3/24/2017	3/23/2022	€22,605	Euribor + 1.85% (2)	1.85%	27,079	—
Queen's Court Student Residences	12/18/2017	12/18/2022	£29,500	Libor + 2.00%(3)	2.54%	39,798	—
Notes Payable						$368,112	$198,809
Affiliate Note Payable
Credit Facility with Hines	12/15/2014	12/15/2017	$75,000	Variable	N/A	—	56,000
Restated Credit Facility with Hines	10/2/2017	12/31/2018	$75,000	Variable	3.12%	11,200	—
Total Note Payable to Affiliate						$11,200	$56,000

Description	Origination or Assumption Date	Maturity Date	Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of December 31, 2017	Principal Outstanding at December 31, 2017	Principal Outstanding at December 31, 2016
Total Principal Outstanding						$379,312	$254,809
Unamortized discount (4)						(528)	—
Unamortized financing fees (5)						(1,932)	(994)
Total						$376,852	$253,815

(1)
On the loan origination date, the Company entered into a 2.00% Euribor interest rate cap agreement for €55.2 million (approximately $66.1 million assuming a rate of $1.20 per EUR as of December 31, 2017) as an economic hedge against the variability of future interest rates on this borrowing.

(2)
On the loan origination date, the Company entered into a 1.25% Euribor interest rate cap agreement for €17.0 million (approximately $20.3 million assuming a rate of $1.20 per EUR as of December 31, 2017) as an economic hedge against the variability of future interest rates on this borrowing.

(3)
On the loan origination date, the Company entered into a 2.00% Libor interest rate cap agreement for £22.1 million (approximately $29.8 million assuming a rate of $1.35 per GBP as of December 31, 2017) as an economic hedge against the variability of future interest rates on this borrowing.

(4)
The Company assumed notes payable in connection with its acquisition of Rookwood, which were recorded at the estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related notes.

(5)
Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $1.9 million and $1.0 million for the years ended December 31, 2017 and 2016. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the years ended December 31, 2017, 2016 and 2015, $0.3 million, $0.2 million and $0.1 million of deferred financing costs were amortized into interest expense in the accompanying consolidated statement of operations, respectively.

Bishop’s Square

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

Domain Apartments

In connection with the acquisition of the Domain Apartments, the Company entered into a loan agreement with Wells Fargo Bank, National Association (“Wells Fargo”) for a principal sum of $34.3 million. Interest accrued on the loan is due and payable on the first business day of each month from February 2016 through the term of the loan. The loan has a floating interest rate of Libor + 1.60%. Repayment of principal is due upon the maturity of the loan on January 29, 2020. The Company has the option to extend the term for an additional one-year period, subject to the satisfaction of certain conditions. The loan may be prepaid at any time on or after July 29, 2017, subject to certain conditions, including but not limited to, providing 30 days’ advance notice to Wells Fargo.

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

Montrose Student Residences

In connection with the acquisition of the Montrose Student Residences, the Company entered into a secured facility agreement (the “Montrose Facility”) with Wells Fargo Bank, National Association London Branch, for €22.6 million (approximately $24.4 million assuming a rate of $1.08 per EUR as of the date of the agreement). Commencing on May 1, 2017, interest payments are due and payable each quarter and repayment of principal is due upon the maturity of the Montrose Facility on March 23, 2022. The Montrose Facility has a floating interest rate of Euribor plus 1.85% through September 2019. Commencing in October 2019, the Montrose Facility will have a floating interest rate of Euribor plus 1.85% or 2%, depending upon certain debt yield metrics. The Montrose Facility may be prepaid in full, or in part, subject to a prepayment fee if it is prepaid during the first two years. In addition, pursuant to the terms of the Montrose Facility, the Company entered into a €17.0 million (approximately $20.3 million assuming a rate of $1.20 per EUR as of December 31, 2017) five-year interest rate cap agreement, which effectively caps the Euribor interest rate on the Montrose Facility to 1.25%, to limit exposure to interest rate fluctuations.

Queen’s Court Student Residences

In connection with the acquisition of the Queen’s Court Student Residences, the Company entered into a secured facility agreement (the “Queen’s Court Facility”) with Wells Fargo Bank, National Association London Branch, for £29.5 million (approximately $39.4 million assuming a rate of $1.34 per GBP as of the date of the agreement). Commencing on May 1, 2018, interest payments are due and payable each quarter and repayment of principal is due upon the maturity of the Queen’s Court Facility on December 18, 2022. The Queen’s Court Facility has a floating interest rate of Libor plus 2.00%. The Queen’s Court Facility may be prepaid in full, or in part, subject to a prepayment fee if it is prepaid during the first two years. In addition, pursuant to the terms of the Queen’s Court Facility, the Company entered into a £22.1 million (approximately $29.8 million assuming a rate of $1.35 per GBP as of December 31, 2017) three-year interest rate cap agreement, which effectively caps the Libor interest rate on the Queen’s Court Facility to 2.00%, to limit exposure to interest rate fluctuations.

Hines Credit Facility

On December 15, 2014, the Company entered into a credit facility with Hines (the “Hines Credit Facility”) with a maximum principal amount of $75.0 million with interest and payment terms similar to the Restated Hines Credit Facility described below. The Hines Credit Facility had a maturity date of December 15, 2017. The Company terminated the Hines Credit Facility on October 2, 2017 and subsequently the Operating Partnership entered into the Restated Hines Credit Facility with Hines on October 2, 2017 which is described below.

Restated Hines Credit Facility

On October 2, 2017, the Operating Partnership entered into an uncommitted loan agreement with Hines for a maximum principal amount of $240.0 million which was subsequently amended on November 30, 2017 to reduce the maximum principal amount to $75.0 million (the “Restated Hines Credit Facility”). Interest on each advance under the Restated Hines Credit Facility is charged monthly at a variable rate, which is (i) Hines’ then-current borrowing rate under its revolving credit facility or (ii) if the Operating Partnership enters into a revolving credit facility (“the OP Facility”), the rate under such facility. Each advance under the Restated Hines Credit Facility must be repaid within six months, subject to one six-month extension at the option of the Operating Partnership and subject to the satisfaction of certain conditions. The Restated Hines Credit Facility will terminate on the earlier of (a) the termination of the availability period as determined by Hines at its discretion (which will not impact the maturity date of any outstanding or previously approved advance under the loan agreement); (b) December 31, 2018; and (c) the date Hines accelerates the repayment of the loan agreement pursuant to any event of default.

Notwithstanding that each advance under the Restated Hines Credit Facility matures six months after it is made, the Operating Partnership is required to repay each advance with any capital raised, unless the Operating Partnership enters into a revolving credit facility, at which point the Operating Partnership may use such proceeds from its public offering to repay the OP Facility, if any, prior to repaying any advances under the Restated Hines Credit Facility. The Restated Hines Credit Facility also permits voluntary prepayment of principal and accrued interest.

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

For the year ended December 31, 2017, the Company borrowed an aggregate of $58.2 million under the Hines Credit Facility and Restated Hines Credit Facility and made payments of $103.0 million on these facilities, resulting in an $11.2 million outstanding balance under the Restated Hines Credit Facility as of December 31, 2017. From January 1, 2018 through March 27, 2018, the Company made $15.5 million in additional draws and made no additional payments under the Restated Hines Credit Facility, which resulted in the Company having a $26.7 million outstanding balance under the Restated Hines Credit Facility as of March 29, 2018.

Financial Covenants

The Company’s mortgage and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants as of December 31, 2017.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for each of the years ending December 31, 2018 through December 31, 2022 and for the period thereafter (in thousands).

	Payments Due by Year
	2018	2019	2020	2021	2022	Thereafter
Principal payments	$12,900	$1,751	$132,104	$30,859	$134,916	$66,782

6. DERIVATIVE INSTRUMENTS

The Company entered into several interest rate cap contracts in connection with certain of its secured mortgage loans in order to limit its exposure against the variability of future interest rates on one of its variable interest rate borrowings.  The Company’s interest rate cap agreements have economically limited the interest rate on the loan to which they relate.  The Company has not designated this derivative as a hedge for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instrument.

The Company has also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates related to our international investments. These forward contracts economically fixed the currency exchange rates on each of the investments to which they related. The Company did not designate any of these contracts as fair value or cash flow hedges for accounting purposes.

The table below provides additional information regarding the Company’s interest rate contracts (in thousands, except percentages).

Interest Rate Contracts
Type	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Interest rate cap	March 3, 2015	April 25, 2018	$66,124	Euribor	2.00%
Interest rate cap	March 24, 2017	March 23, 2022	$20,309	Euribor	1.25%
Interest rate cap	December 20, 2017	December 20, 2020	$29,849	Libor	2.00%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on December 31, 2017.

The table below presents the effects of the changes in fair value of the Company’s derivative instrument in the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2017 and 2016 (in thousands):

	Gain (Loss) Recorded on Derivative Instruments
	Year Ended
	December 31, 2017	December 31, 2016
Derivatives not designated as hedging instruments:
Interest rate caps	$(134)	$(6)
Foreign currency forward contracts	(238)	—
Total gain (loss) on derivatives	$(372)	$(6)

7.  STOCKHOLDERS’ EQUITY

As described more fully in Item 1. Business, the Company raises capital for its investments through public offerings of its common stock. In connection with the Restructuring and the Follow-On Offering, on November 30, 2017, the Company (i) redesignated its issued and outstanding Class A shares of common stock, Class T shares of common stock, Class I shares of common stock and Class J shares of common stock as “Class AX shares,” “Class TX shares,” “Class IX shares” and “Class JX shares,” (collectively, the “IPO Shares”) respectively, and (ii) reclassified the authorized but unissued portion of its common stock into four additional classes of shares of common stock: “Class T shares,” “Class S shares,” “Class D shares,” and “Class I shares.” The Company is offering its shares of common stock in the Follow-on Offering in any combination of Class T shares, Class S shares, Class D shares and Class I shares (collectively, the “Follow-on Offering Shares”). All shares of the Company’s common stock have the same voting rights and rights upon liquidation, although distributions received by the Company’s stockholders are expected to differ due to the distribution and stockholder servicing fees payable with respect to the applicable share classes, which reduce distributions.

The Company complies with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) 480 “Distinguishing Liabilities from Equity” which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  When shares are tendered for redemption and approved by the board of directors, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values and redeem those shares in the subsequent month pursuant to the Company’s current share redemption program.

Common Stock

As of December 31, 2017 and 2016, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	December 31, 2017			December 31, 2016
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Class AX common stock, $0.001 par value per share	40,000	19,206	19,206	600,000	16,469	16,469
Class TX common stock, $0.001 par value per share	40,000	19,958	19,958	900,000	10,074	10,074
Class IX common stock, $0.001 par value per share	10,000	92	92	—	—	—
Class JX common stock, $0.001 par value per share	10,000	—	—	—	—	—
Class T common stock, $0.001 par value per share	350,000	—	—	—	—	—
Class S common stock, $0.001 par value per share	350,000	—	—	—	—	—
Class D common stock, $0.001 par value per share	350,000	—	—	—	—	—
Class I common stock, $0.001 par value per share	350,000	—	—	—	—	—

The tables below provide information regarding the issuances and redemptions of each class of shares of the Company’s common stock during the year ended December 31, 2017, 2016 and 2015 (in thousands):

	Class AX		Class TX		Class IX		Class JX		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	16,469	$16	10,074	$10	—	$—	—	$—	26,543	$26
Issuance of common shares	3,874	4	10,841	11	92	—	—	—	14,807	15
Redemption of common shares (1)	(1,137)	(1)	(957)	(1)	—	—	—	—	(2,094)	(2)
Balance as of December 31, 2017	19,206	$19	19,958	$20	92	$—	—	$—	39,256	$39

(1)
Prior to the commencement of our Follow-on Offering, in October 2017, the Company commenced a self-tender offer for up to $200.0 million in IPO Shares at a price of $9.69 per share. The Company redeemed a total of 1.9 million IPO Shares for an aggregate cost of $18.7 million in November 2017 in connection with the Company’s self-tender offer.

	Class AX		Class TX		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2016	10,275	$10	787	$1	11,062	$11
Issuance of common shares	6,270	6	9,287	9	15,557	15
Redemption of common shares	(76)	—	—	—	(76)	—
Balance as of December 31, 2016	16,469	$16	10,074	$10	26,543	$26

	Class AX		Class TX		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2015	421	$—	—	$—	421	$—
Issuance of common shares	9,855	10	787	1	10,642	11
Redemption of common shares	(1)	—	—	—	(1)	—
Balance as of December 31, 2015	10,275	$10	787	$1	11,062	$11

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions daily through December 31, 2017. Beginning in January 2018, the Company has and intends to continue to accrue and pay regular distributions on a monthly basis, as of monthly record dates. With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2018 through March 31, 2018 at a gross distribution rate of $0.05083 per month for each share class less any applicable distribution and stockholder servicing fees. Distributions will be made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the Company’s distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are being made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The following table outlines the Company’s total cash distributions declared to stockholders for the years ended December 31, 2017, 2016 and 2015, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared
December 31, 2017	$9,226	$10,547	$19,773
December 31, 2016	$4,926	$5,186	$10,112
December 31, 2015	$1,432	$1,492	$2,924

8.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the years ended December 31, 2017, 2016 and 2015 and amounts unpaid as of December 31, 2017 and 2016 (in thousands):

	Incurred During the Years Ended December 31,			Unpaid as of
Type and Recipient	2017	2016	2015	December 31, 2017	December 31, 2016
Selling Commissions- Dealer Manager	$4,021	$5,339	$6,661	$—	$54
Dealer Manager Fees- Dealer Manager	1,744	3,017	3,089	—	2
Distribution & Stockholder Servicing Fees- Dealer Manager	4,947	4,858	7	8,249	4,636
Organization and Offering Costs- the Advisor	4,753	3,107	3,818	5,728	4,785
Acquisition Fees- the Advisor	6,741	5,704	2,328	2	1,265
Asset Management Fees- the Advisor (1)	4,940	948	305	1,561	941
Other- the Advisor (2)	1,827	1,183	1,111	464	295
Performance Participation Allocation- the Advisor	251	—	—	251	—
Interest Expense- Hines (3)	676	64	570	10	37
Property Management Fees- Hines	858	265	46	37	(19)
Construction Management Fees- Hines	236	—	—	19	—
Leasing Fees- Hines	263	—	—	17	—
Expense Reimbursements- the Advisor, Hines and affiliates of Hines (with respect to management and operations of the Company's properties)	1,599	675	334	304	145
Total	$32,856	$25,160	$18,269	$16,642	$12,141

(1)
The Advisor did not waive any asset management fees payable to it during the year ended December 31, 2017 and waived $1.3 million and $0.6 million in asset management fees payable to it during the years ended December 31, 2016 and 2015, respectively. See “—Advisory Agreement” below for a discussion of the asset management fee waiver.

(2)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

(3)	Includes amounts paid related to the Hines Credit Facility and the Restated Hines Credit Facility.

As described more fully in Note 1 — Organization, the Company commenced its Initial Offering in August 2014 and commenced the Follow-on Offering in December 2017. Described below are the fees payable to Hines and its affiliates in connection with the Initial Offering the Follow-on Offering.

Dealer Manager Agreement

Initial Offering

The table below summarizes the fees paid to the Dealer Manager with respect to the sale of IPO Shares in the Initial Offering. The upfront selling commissions and dealer manager fees were a percentage of the gross offering proceeds of the shares sold in the primary offering. No upfront selling commissions or dealer manager fees were paid with respect to shares issued under the Company’s distribution reinvestment plan.

	Class AX Shares	Class TX Shares	Class IX Shares
Selling Commissions	7.00%	2.00%	None
Dealer Manager Fee Paid by the Company from Offering Proceeds	1.50%	1.25%	None
Advisor Payment of a Portion of the Dealer Manager Fee(1)	1.50%	1.50%	1.50%
Annual Distribution and Stockholder Servicing Fee(2)	None	1.00%	0.25%

(1)
Pursuant to the Dealer Manager Agreement for the Initial Offering, the Advisor paid a portion of the dealer manager fees payable to the Dealer Manager in an amount equal to 1.5% of the gross offering proceeds with respect to Class AX shares, Class TX shares, and Class IX shares sold in the primary portion of the Initial Offering on and after August 2, 2016. The Advisor was not reimbursed by the Company in any way for the payment of such dealer manager fees.

(2)
In addition, the Dealer Manager received annual distribution and stockholder servicing fees of 1.0% or 0.25% of the gross offering price per share through October 2, 2017 and now, since we are no longer offering IPO shares, continues to receive 1.0% or 0.25% of the most recently determined NAV per share for the Class TX shares and Class IX shares purchased and outstanding. The Company will cease paying the distribution and stockholder servicing fees with respect to any particular Class TX share or Class IX share and that Class TX share or Class IX share will convert into a number of Class AX shares or Class JX shares, respectively, on the occurrence of earlier of: (i) a listing of the Class A shares on a national securities exchange; (ii) a merger or consolidation of the Company with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets; (iii) the end of the month in which the Dealer Manager determines that total underwriting compensation paid in the Initial Offering including the distribution and stockholder servicing fees paid on all IPO Shares sold in the Initial Offering is equal to 10.0% of the gross proceeds of the Offering from the sale of the IPO Shares; (iv) the end of the month in which the transfer agent, on behalf of the Company, determines that underwriting compensation paid in the primary offering including the distribution and stockholder servicing fee paid with respect to the Class TX shares or Class IX shares held by a stockholder within his or her particular account equals 10.0% of the gross offering price at the time of investment of the Class TX shares or Class IX shares held in such account; and (v) on any Class TX share or Class IX share that is redeemed or repurchased.

Follow-On Offering

The table below summarizes the fees payable to the Dealer Manager effective as of December 6, 2017, the effective date of the Restructuring with respect to the sale of Follow-On Offering Shares. The upfront selling commissions and dealer manager fees are based on a percentage of the gross offering proceeds of the shares sold in the primary offering. No upfront selling commissions or dealer manager fees are payable with respect to shares issued under the Company’s distribution reinvestment plan.

	Class T shares	Class S shares	Class D shares	Class I shares
Selling Commission	3.0%	3.5%	None	None
Dealer Manager Fee	0.5%	None	None	None
Ongoing Distribution and Stockholder Servicing Fee (as a percentage of NAV)(1)	1.0%	1.0%	0.25%	None

(1)
The Company records distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable. For the years ended December 31, 2017 and 2016, the Company has recorded a liability of $8.2 million and $4.6 million, respectively, related to these fees, which is included in due to affiliates on the consolidated balance sheets.
The Company will cease paying distribution and stockholder servicing fees with respect to any Class T share, Class S share or Class D share at the end of the month in which the transfer agent, on the Company’s behalf, determines that the total upfront selling commissions, dealer manager fees and distribution and stockholder servicing fees paid with respect to such Class T shares, Class S shares or Class D shares, as applicable, held by a stockholder within his or her particular account equals 8.75% (or, in the case of shares sold through certain participating broker dealers, a lower limit as set forth in any applicable agreement between our Dealer Manager and a participating broker dealer) of the gross proceeds from the sale of such Class T shares, Class S shares or Class D shares (including the gross proceeds of any shares issued under the Company’s distribution reinvestment plan with respect thereto).
In addition, the Company will cease paying distribution and stockholder servicing fees with respect to Class T shares, Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of the Company’s common shares, (ii) the Company’s merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets or (iii) the date following the completion of the primary portion of the Follow-On Offering on which, in the aggregate, underwriting compensation from all sources in connection with the Follow-On Offering, including upfront selling commissions, dealer manager fees, distribution and stockholder servicing fees and other underwriting compensation, is equal to 10% of the gross proceeds from our Follow-On Offering.

Advisory Agreement

Pursuant to the Advisory Agreement and the Operating Partnership Agreement (as also amended and restated on December 6, 2017), the Company is required to pay the following fees and expense reimbursements:

Acquisition Fee

Prior to December 6, 2017, the effective date of the Restructuring, the Advisor received acquisition fees of 2.25% of (i) the purchase price of real estate investments acquired, including any debt attributable to such investments, or the total principal amounts borrowed under any loans made or acquired directly by the Company, or (ii) when the Company made an investment or made or acquired a loan indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity, including any debt attributable to such investments, or the total principal amount borrowed under any loans made or acquired by that entity. As of the effective date of the Restructuring, we will no longer pay acquisition fees to the Advisor.

Asset Management Fee

The Advisor also receives asset management fees of 0.0625% per month of the cost of the Company’s real estate investments at the end of each month; provided that, with respect to real estate investments included in the Company’s board of director’s most recent determination of the Company’s NAV per share, the asset management fees will be equal 0.0625% per month of the most recently determined value of such real estate investments at the end of each month. As of the effective date of the Restructuring, the asset management fee cannot exceed an amount equal to 1/12th of 1.25% of the Company’s NAV at the end of each applicable month. Additionally, as of the effective date of the Restructuring, the asset management fee can be paid, at the Advisor’s election, in cash, Class I shares or Class I OP units of the Operating Partnership.

In addition, commencing with the quarter ended December 31, 2014, the Advisor agreed to waive the asset management fees for each quarter through December 31, 2016, to the extent that the Company’s MFFO, for a particular quarter, as disclosed in the Company’s Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounted to less than 100% of the aggregate distributions declared to the Company’s stockholders for such quarter. As a result of these fee waivers, cash flows from operations that would have been paid to the Advisor for asset management fees were available to pay distributions to stockholders. These fee waivers were not deferrals and accordingly, any fees that were waived will not be paid to the Advisor in cash at any time in the future.

The Advisor also agreed to waive the asset management fees otherwise payable to it for the quarter ended March 31, 2017 to the extent that the Company’s MFFO for such quarter, as reduced to reflect the distribution and stockholder servicing fees payable for such quarter, as disclosed in the Company’s Quarterly Report on Form 10-Q, amounted to less than 100% of the aggregate distributions declared to its stockholders for that quarter. The Advisor did not waive any asset management fees for the year ended December 31, 2017.

The table below outlines, with respect to each of the years ended December 31, 2017, 2016, and 2015, the asset management fees earned by the Advisor before application of the waivers, if any, the amounts waived pursuant to the asset management fee waivers described above, and the asset management fees that were earned by the Advisor after application of the waivers, if any (in thousands).

For the Years Ended	Asset Management Fee Pre-Waiver	Asset Management Fee Waived	Asset Management Fee Post-Waiver
December 31, 2017	$4,940	$—	$4,940
December 31, 2016	$2,200	$1,252	$948
December 31, 2015	$888	$583	$305

Performance Participation Allocation

As of the effective date of the Restructuring, the Advisor is also entitled to an annual performance participation allocation of 12.5% of the total return earned on an investment in the Company’s shares each year. This performance participation allocation is subject to investors earning a 5% annual return, after considering the effect of any losses carried forward from the prior year (as defined in the Operating Partnership agreement). The performance participation allocation accrues monthly and is payable after the completion of each calendar year.

Expense Reimbursements

The Company reimburses the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee and the performance participation allocation) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of its average invested assets, or (B) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2015, the Company’s total operating expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to the Company being in the early stages of raising and deploying capital, the limited number of assets acquired to date and the timing of those acquisitions, a majority of the Company’s independent directors determined that the excess expenses were justified and thus reimbursable to the Advisor. For the four fiscal quarters ended December 31, 2017, the Company’s total operating expenses did not exceed the 2%/25% Limitation.

Organization and Offering Costs

Organization and offering costs consist of, among other costs, expenses of the Company’s organization, actual legal, accounting, bona fide out-of-pocket itemized and detailed due diligence costs, printing, filing fees, transfer agent costs, postage, escrow fees, data processing fees, advertising and sales literature and other offering-related costs. Organization and offering costs include expenses that are deemed issuer costs and certain expenses that are deemed underwriting compensation, but exclude selling commissions, dealer manager fees and distribution and stockholder servicing fees. Organizational costs, such as expenses associated with the formation of the Company and its board of directors, are expensed as incurred, and offering-related costs are recorded as an offset to additional paid-in capital. Prior to the Restructuring, the Company reimbursed the Advisor and its affiliates for any organization and offering costs deemed issuer costs related to the Initial Offering that it paid on the Company’s behalf.  Further, the Advisory Agreement was amended, effective February 29, 2016, to reflect that the Company would not reimburse the Advisor for the cumulative organization and offering costs incurred in connection with the Company’s organization and public offerings, in excess of 2.5% of gross offering proceeds from the Company’s public offerings. On April 14, 2016, the Advisor reimbursed the Company for $4.0 million in organization and offering costs that the Company had previously reimbursed to the Advisor in excess of this 2.5% cap.

Effective as of December 6, 2017, the Advisor agreed to advance all of the Company’s organization and offering costs related to the Follow-On Offering through December 31, 2018. The Company will reimburse the Advisor for all such advanced expenses as well as any organization and offering costs incurred by the Advisor related to the Initial Offering ratably from January 1, 2019 through December 31, 2023 to the extent cumulative organization and offering costs do not exceed an amount equal to 2.5% of gross offering proceeds from the Company’s public offerings. Following December 31, 2023, the Company will reimburse the Advisor for any organization and offering costs that it incurs on its behalf, as and when incurred, to the extent that aggregate reimbursements to the Advisor for cumulative organization and offering costs do not exceed an amount equal to 2.5% of the gross offering proceeds from the Company’s public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and the distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from the Offering.

From inception to December 31, 2017, organization and offering costs incurred by the Advisor on the Company’s behalf totaled $15.8 million. The Company has recorded a liability equal to all unreimbursed organization and offering costs that have been incurred to date to reflect its expectation that all of these amounts will be reimbursed to the Advisor in the future.

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

As of December 31, 2017, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $379.3 million, was $376.5 million. As of December 31, 2016, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $254.8 million, was $251.0 million. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

10. REPORTABLE SEGMENTS

As described previously, the Company intends to invest the net proceeds from its public offerings in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. The Company’s current business consists of owning, operating, acquiring, developing, investing in, and disposing of real estate assets. All of the Company’s consolidated revenues and property operating expenses as of December 31, 2017 are from the Company’s eight consolidated real estate properties owned as of that date. As a result, the Company’s operating segments have been aggregated into six reportable segments: domestic office investments, domestic residential/living investments, domestic retail investments, domestic other investments, international office investments and international residential/living investments.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Years Ended December 31,
	2017	2016	2015
Total Revenue
Domestic office investments	$15,437	$7,420	$—
Domestic residential/living investments	4,671	4,318	—
Domestic retail investments	19,507	—	—
Domestic other investments	7,619	4,335	2,411
International office investments	8,711	8,276	6,999
International residential/living investments	3,779	—	—
Total Revenue	$59,724	$24,349	$9,410

For the years ended December 31, 2017, 2016 and 2015, the Company’s total revenue was attributable to the following countries:

	Years Ended December 31,
	2017	2016	2015
Total Revenue
United States	79%	66%	26%
Ireland	19%	34%	74%
United Kingdom	2%	—%	—%

For the years ended December 31, 2017, 2016 and 2015, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Property revenues in excess of expenses (1)
Domestic office investments	$10,497	$4,910	$—
Domestic residential/living investments	2,977	2,830	—
Domestic retail investments	10,889	—	—
Domestic other investments	5,862	3,248	1,746
International office investments	6,922	6,682	5,366
International residential/living investments	2,466	—	—
Property revenues in excess of expenses	$39,613	$17,670	$7,112

(1)	Revenues less property operating expenses, real property taxes and property management fees.

For the years ended December 31, 2017 and 2016, the Company’s total assets by segment were as follows (in thousands):

	December 31, 2017	December 31, 2016
Total Assets
Domestic office investments	$130,901	$137,407
Domestic residential/living investments	53,344	55,201
Domestic retail investments	202,093	—
Domestic other investments	76,745	78,182
International office investments	116,494	99,002
International residential/living investments	121,919	—
Corporate-level accounts	7,521	100,553
Total Assets	$709,017	$470,345

For the years ended December 31, 2017 and 2016, the Company’s total assets were attributable to the following countries:

	December 31, 2017	December 31, 2016
Total Assets
United States	67%	79%
Ireland	23%	21%
United Kingdom	10%	—%

For the years ended December 31, 2017, 2016 and 2015, the Company’s reconciliation to the Company’s property revenue in excess of expenses is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Reconciliation to property revenue in excess of expenses
Net income (loss)	$(17,186)	$(11,341)	$(5,638)
Depreciation and amortization	29,687	15,372	4,207
Acquisition related expenses	3,212	1,855	2,963
Asset management and acquisition fees	11,681	6,645	2,640
Performance participation allocation	251	—	—
General and administrative expenses	2,803	2,044	1,546
(Gain) loss on derivative instruments	372	6	41
Foreign currency (gains) losses	(494)	4	12
Interest expense	9,453	3,154	1,345
Interest income	(83)	(69)	(4)
(Benefit) provision for income taxes	(83)	—	—
Total property revenues in excess of expenses	$39,613	$17,670	$7,112

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$8,577	$2,679	$1,080
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$1,868	$1,195	$480
Distributions reinvested	$10,162	$4,808	$1,248
Other receivables	$—	$1,630	$2,950
Non-cash net liabilities assumed	$5,946	$7,201	$470
Assumption of mortgage upon acquisition of property	$95,260	$—	$—
Offering costs payable to the Advisor	$943	$735	$2,701
Selling commissions, dealer manager fees and distribution and stockholder servicing fees payable to the Dealer Manager	$3,614	$4,691	$—
Equipment acquired under capital lease	$—	$142	$—
Accrued capital additions	$2,015	$—	$—

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

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2017 and 2016 (in thousands, except per share information):

	Quarters Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$13,786	$14,744	$15,105	$16,089
Net income (loss)	$(9,246)	$(2,108)	$(1,543)	$(4,289)
Net income (loss) attributable to common stockholders	$(9,249)	$(2,111)	$(1,546)	$(4,292)
Income (loss) per common share, basic and diluted	$(0.32)	$(0.06)	$(0.04)	$(0.11)
	Quarters Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenues	$3,419	$3,865	$8,113	$8,952
Net income (loss)	$(1,412)	$(780)	$(7,165)	$(1,984)
Net income (loss) attributable to common stockholders	$(1,415)	$(783)	$(7,168)	$(1,987)
Income (loss) per common share, basic and diluted	$(0.11)	$(0.05)	$(0.36)	$(0.08)

14. SUBSEQUENT EVENTS

2819 Loker Avenue East

In March 2018, the Company entered into a contract to sell 2819 Loker Avenue East, a Class A industrial property located in Carlsbad, California. The contract sales price for 2819 Loker Avenue East is $38.3 million. The Company acquired 2819 Loker Avenue East in December 2014 for a purchase price of $25.4 million. Although the Company expects the closing of this sale to no later than April 2018, there can be no assurances as to if or when this sale will be completed.

*****

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2017 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2017, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 29, 2018

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of the date of this report, our directors, their ages, their year first elected, their business experience and principal occupation, their directorships in public corporations and investment companies are as follows:

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Jeffrey C. Hines	62	2013
Mr. Hines joined Hines in 1982. Mr. Hines has served as Chairman of our board of directors and Chairman of the managers of the general partner of our Advisor since July 2013. Mr. Hines also has served as the Chairman of the board of directors of Hines Global REIT and Chairman of the managers of the general partner of Hines Global REIT Advisors LP, the advisor to Hines Global REIT since December 2008. Mr. Hines also has been the Chairman of the board of directors of Hines Real Estate Investment Trust, Inc. (“Hines REIT”), Chairman of the managers of the general partner of HALP Associates Limited Partnership, the advisor to Hines REIT and a member of the management board of the Hines US Core Office Fund LP (“Core Fund”), since August 2003. He is also the co-owner and President and Chief Executive Officer of the general partner of Hines and is a member of Hines’ Executive Committee. Mr. Hines is responsible for overseeing all firm policies and procedures as well as day-to-day operations of Hines. He became President of the general partner of Hines in 1990 and Chief Executive Officer of the general partner of Hines in January 2008 and has overseen a major expansion of the firm’s personnel, financial resources, domestic and foreign market penetration, products and services. He has been a major participant in the development of the Hines domestic and international acquisition program and currently oversees a portfolio of $96.5 billion in assets under management. Mr. Hines graduated from Williams College with a B.A. in Economics and received his M.B.A. from the Harvard Business School.

We believe that Mr. Hines’ career, spanning more than 35 years in the commercial real estate industry, and the depth of his knowledge of Hines and its affiliates qualify him to serve as Chairman of our board of directors.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Charles M. Baughn	63	2013
Mr. Baughn joined Hines in 1984. Mr. Baughn has served as a member of our board of directors and as a manager of the general partner of our Advisor since July 2013. Mr. Baughn also has served as a member of the board of directors of Hines Global REIT and as a member of the general partner of its advisor since December 2008. Mr. Baughn also has been a member of the board of directors of Hines REIT since April 2008 and a manager of the general partner of its advisor since August 2003. Mr. Baughn also served as Chief Executive Officer of Hines REIT from August 2003 through April 1, 2008. He has served as the Senior Managing Director and Chief Financial Officer of the general partner of Hines since 2012. In this role, he is responsible for overseeing Hines’ operating business including central services, balance sheet-related activities and bank and other debt financing. Previously, he also has served as an Executive Vice President and CEO-Capital Markets Group of the general partner of Hines from April 2001 through 2012 and, as such, was responsible for overseeing Hines’ capital markets group, which raises, places and manages equity and debt for Hines projects in the U.S. and internationally, Mr. Baughn is also a member of Hines’ Executive Committee and a director of our Dealer Manager. Until May 2015, Mr. Baughn also served as the Chief Executive Officer of our Dealer Manager. Mr. Baughn has also been a member of the management board of the Core Fund since 2003. During his tenure at Hines, he also has contributed to the development or redevelopment of over 9 million square feet of office and special use facilities in the southwestern United States. He graduated from the New York State College of Ceramics at Alfred University with a B.A. and received his M.B.A. from the University of Colorado. Mr. Baughn holds Series 7, 24 and 63 securities licenses.

We believe that Mr. Baughn’s experience in the commercial real estate industry acquired during his more than 33-year career with Hines, including his familiarity with Hines’ financial and investment policies, qualifies him to serve on our board of directors.

Humberto “Burt” Cabañas	70	2014
Mr. Cabañas has served as one of our independent directors since July 2014. Mr. Cabañas is the Founder and Chairman of Benchmark Hospitality International, where he oversees Benchmark’s diverse portfolio, a position he has held since 1987. He also served as Chief Executive Officer at Benchmark from 1987 to 2013. Prior to his current position, he served as a Senior Vice President and in various other positions at The Woodlands Corporation, where he oversaw all hospitality operations. He presently serves as director on the Foundation Board of Florida International University and previously served as Chairman of the Industry Advisory Board for the Chaplin School of Hospitality & Tourism Management at Florida International University. Mr. Cabañas is also a founding board member and was the president of the International Association of Conference Centers (IACC). He is a graduate of Florida International University with a Bachelor’s degree in Hotel and Restaurant Management.

We believe Mr. Cabañas’ significant and deep experience in the hotel and hospitality industry and the real estate aspects of that industry makes him well-qualified to serve as one of our directors.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Dougal A. Cameron	59	2014
Mr. Cameron has served as one of our independent directors since July 2014. Mr. Cameron is President and Owner of Cameron Management, a position he has held since his founding of the firm in 1995. Cameron Management is a firm that owns, finances, leases, and manages all of its office buildings in an integrated fashion. From 1991-1994, Mr. Cameron was an owner and investment manager of VNSM Inc., an investment management firm with over $1 billion in assets under management. Prior to this time, he was an accountant with Arthur Young & Company (now Ernst & Young), and he worked as an asset and project manager for Hines from 1985 to 1991. Additionally, he was on the board of Mosher Inc., a private, closed-end mutual fund from 1992 to 1997. Mr. Cameron holds a bachelor’s degree in Accounting from Texas Tech University and an M.B.A. from Harvard Business School.

We believe that Mr. Cameron is well-qualified to serve as one of our directors due to his background in running a real estate firm since 1995 and his extensive experience in owning, leasing and managing office buildings as the company intends to make investments in office buildings along with other real estate product types.

John O. Niemann, Jr.	61	2014
Mr. Niemann has served as one of our independent directors since July 2014. In addition, he has served as an independent director of HMS, which is a non-listed public business development company that is co-sponsored by Hines, since May 2012 and currently serves as the Chairman of the Audit Committee. He previously served as a director and Chairman of the Audit Committee of Gateway Energy Corporation from June 2010 until December 2013 (when the company went private). Since June 2013, he has served as a Managing Director of Andersen Tax LLC (formerly known as WTAS LLC). He is also the president and chief operating officer of Arthur Andersen LLP, and has been since 2003. He previously served on the administrative board of Arthur Andersen LLP and on the board of partners of Andersen Worldwide. He began his career at Arthur Andersen LLP in 1978 and has served in increasing responsibilities in senior management positions, since 1992. Mr. Niemann has served on the board of directors of many Houston area non-profit organizations, including Strake Jesuit College Preparatory School (past chair of the board), The Regis School of the Sacred Heart (past chair of the board), The Houston Symphony, The University of St. Thomas, The Alley Theatre and Taping for the Blind, Inc. He graduated with a bachelor of arts in managerial studies (magna cum laude) and a masters in accounting from Rice University, received a juris doctor (summa cum laude) from the South Texas College of Law, and a master of law in taxation (summa cum laude) from the University of San Francisco School of Law.

We believe Mr. Niemann’s significant experience in the public accounting industry, including over 40 years in various capacities at Arthur Andersen LLP makes him well qualified to serve as one of our directors and as the audit committee financial expert. Drawing on this experience, Mr. Niemann is able to provide valuable insights regarding our investment strategies, internal controls, and financial reporting. In addition, through his experience serving on the board of directors of other public companies, Mr. Niemann has previous experience in the requirements of serving on a public company board.

As of the date of this report, our executive officers, their ages and their experiences are as follows:

Name and Title	Age	Experience
Sherri W. Schugart, President and Chief Executive Officer	52
Ms. Schugart joined Hines in 1995. Ms. Schugart has served as President and Chief Executive Officer for us and for the general partner of our Advisor since August 2013. Ms. Schugart also has served as President and Chief Executive Officer for Hines Global REIT and for the general partner of its Advisor since March 2013. Additionally, since March 2013, Ms. Schugart also has served as President and Chief Executive Officer for Hines REIT, the general partner of its Advisor and the Core Fund. In February 2016, Ms. Schugart was appointed a member of Hines’ Executive Committee. In these roles, Ms. Schugart is responsible for the overall management of each funds’ business strategy and operations in the U.S. and internationally. Also since March 2013, Ms. Schugart has served as the President and Chief Executive Officer of HMS and HMS Adviser GP LLC, the general partner of the adviser to HMS. Additionally, in February 2014, Ms. Schugart was appointed as the Chairperson of the board of directors of HMS. HMS is a public specialty finance company sponsored by Hines, which was formed in 2011 and intends to make debt and equity investments in companies with revenues generally between $10 million and $3 billion that operate in diverse industries. Prior to March 2013, Ms. Schugart had served as the Chief Operating Officer for Hines Global REIT and the general partner of its advisor and as the Chief Operating Officer of Hines REIT, the general partner of its advisor and the Core Fund since November 2011. In these roles, Ms. Schugart was responsible for the execution of each entity’s business plan and oversight of day-to-day business operations, including issues related to portfolio strategy, asset management and all other operational and financial matters of each entity. Ms. Schugart also served as Chief Financial Officer for Hines Global REIT and the general partner of its advisor from inception in December 2008 through October 2011. Ms. Schugart also served as the Chief Financial Officer for Hines REIT and the general partner of its advisor from August 2003 through October 2011 and as the Chief Financial Officer of the Core Fund from July 2004 through October 2011. In these roles, her responsibilities included oversight of financial and portfolio management, equity and debt financing activities, investor relations, accounting, financial reporting, compliance and administrative functions in the U.S. and internationally. She has also been a Senior Managing Director of the general partner of Hines since October 2007 and has served as a director of the Dealer Manager since August 2003. Prior to holding these positions, she was a Vice President in Hines Capital Markets Group raising equity and debt financing for various Hines investment vehicles in the U.S. and internationally. Ms. Schugart has been responsible for arranging and managing more than $10 billion in equity and debt for Hines’ public and private investment funds. Prior to joining Hines, Ms. Schugart spent eight years with Arthur Andersen LLP, where she served both public and private clients in the real estate, construction, finance and banking industries. She holds a Bachelor of Business Administration degree in Accounting from Southwest Texas State University.

Name and Title	Age	Experience
Ryan T. Sims, Chief Financial Officer and Secretary	46
Mr. Sims joined Hines in August 2003. Mr. Sims has served as Chief Financial Officer and Secretary for us and the general partner of our Advisor since August 2013. Since November 2011, Mr. Sims has served as Chief Financial Officer and Secretary for Hines Global REIT and the general partner of its Advisor. Since November 2011, Mr. Sims also has served as Chief Financial Officer and Secretary of Hines REIT, the general partner of its Advisor and the Core Fund. Also since 2011, Mr. Sims has served as the Chief Financial Officer and Secretary of HMS and of the general partner of the adviser to HMS. In these positions, Mr. Sims is responsible for the oversight of financial operations, equity and debt financing activities, investor relations, accounting, financial reporting, tax, legal, compliance and administrative functions in the U.S. and internationally. Prior to this time, Mr. Sims served as the Chief Accounting Officer for Hines Global REIT and the general partner of its Advisor since their inception in December 2008. Mr. Sims also served as the Chief Accounting Officer for Hines REIT, the general partner of its Advisor and the Core Fund since April 2008. In these roles, he was responsible for the oversight of the accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. He was also responsible for establishing the companies’ accounting policies and ensuring compliance with those policies in the U.S. and internationally. He has also previously served as a Senior Controller for Hines REIT and the general partner of its Advisor from August 2003 to April 2008 and the Core Fund from July 2004 to April 2008. Prior to joining Hines, Mr. Sims was a manager in the audit practice of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a Bachelor of Business Administration degree in Accounting from Baylor University and is a certified public accountant.

David L. Steinbach, Chief Investment Officer	41
Mr. Steinbach joined Hines in 1999. Mr. Steinbach has served as the Chief Investment Officer for us and the general partner for our Advisor since July 2014. Mr. Steinbach also serves as the Chief Investment Officer for Hines Global REIT and the general partner of its advisor since July 2014. Also, beginning February 2017, Mr. Steinbach serves as the Chief Investment Officer for the general partner of Hines. In these roles, he is responsible for management of the real estate acquisition program in the U.S. and internationally. He also has served as a Managing Director of the general partner of Hines from February 2011 to February 2017. He has been responsible for the acquisition of over $4 billion in assets for various Hines affiliates in the U.S. and internationally. Prior to this role, he served in various roles in which he was responsible for acquisitions, asset management and property dispositions on behalf of Hines REIT, Hines Global REIT and the Core Fund, both in the U.S. and internationally. He graduated from Texas A&M University with a Bachelors and Masters in Business Administration.

Name and Title	Age	Experience
Kevin L. McMeans, Asset Management Officer	53
Mr. McMeans joined Hines in 1992. Mr. McMeans has served as the Asset Management Officer for us and the general partner of our Advisor since August 2013. Mr. McMeans also has served as Asset Management Officer for Hines Global REIT and the general partner of its advisor since December 2008. Mr. McMeans has also served as the Asset Management Officer of Hines REIT and the general partner of its advisor since April 2008. He also has served as the Asset Management Officer of the Core Fund since January 2005. Since February 2015, he has served as the Senior Managing Director of Investment Management of the general partner of Hines. Prior to February 2015, he also has served as a Managing Director of Investment Management of the general partner of Hines. In these roles, he is responsible for overseeing the management of the various investment properties owned by each of the funds in the U.S. and internationally. He previously served as the Chief Financial Officer of Hines Corporate Properties, an investment venture established by Hines with a major U.S. pension fund, from 2001 through June 2004. In this role, Mr. McMeans was responsible for negotiating and closing debt financings, underwriting and evaluating new investments, negotiating and closing sale transactions and overseeing the administrative and financial reporting requirements of the venture and its investors. Before joining Hines, Mr. McMeans spent four and a half years at Deloitte & Touche LLP in the audit department. He graduated from Texas A&M University with a B.S. in Computer Science.

J. Shea Morgenroth, Chief Accounting Officer and Treasurer	42
Mr. Morgenroth joined Hines in October 2003. Mr. Morgenroth has served as Chief Accounting Officer and Treasurer for us and the general partner of our Advisor since July 2013. Since November 2011, Mr. Morgenroth has served as Chief Accounting Officer and Treasurer for Hines Global REIT and the general partner of its advisor. Since November 2011, Mr. Morgenroth also has served as Chief Accounting Officer and Treasurer of Hines REIT and the general partner of its advisor. In these roles, Mr. Morgenroth is responsible for the oversight of the treasury, accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. Prior to his appointment, Mr. Morgenroth served as a Senior Controller for Hines Global REIT and the general partner of its advisor since their inception in December 2008 and for Hines REIT and the general partner of its advisor since January 2008 and as a Controller for Hines REIT and its advisor from October 2003 to January 2008. In these roles, he was responsible for the management of the accounting, financial reporting and SEC reporting functions. Prior to joining Hines, Mr. Morgenroth was a manager in the audit practice of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a Bachelor of Business Administration degree in Accounting from Texas A&M University and is a certified public accountant.

Audit Committee

Our board of directors has determined that each member of our Audit Committee is independent within the meaning of the applicable requirements set forth in or promulgated under the Exchange Act, as well as in the NYSE rules. In addition, our board of directors has determined that John O. Niemann, Jr. is an “audit committee financial expert” within the meaning of the applicable rules promulgated by the SEC. Unless otherwise determined by the board of directors, no member of the committee may serve as a member of the Audit Committee of more than two other public companies.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which is applicable to our directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions, whether acting in their capacities as our officers or in their capacities as officers of our Advisor or its general partner. The Code of Business Conduct and Ethics covers topics including conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations. Our Code of Business Conduct and Ethics is available, free of charge, on the Corporate Governance section of our website, www.hinessecurities.com/current-offerings/hgit/corporate-governance/. You may also obtain a copy of this code by writing to: Hines Global Income Trust Investor Relations, 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Waivers

from our Code of Business Conduct and Ethics are discouraged, but any waivers from the Code of Business Conduct and Ethics that relate to any executive officer or director must be approved by our Nominating and Corporate Governance Committee and will be posted on our website at www.hinessecurities.com/current-offerings/hgit/corporate-governance/ within four business days of any such waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of companies with a class of equity securities registered pursuant to Section 12 of the Exchange Act to file initial reports of ownership, reports of changes in ownership and annual reports of ownership with the SEC. These persons are required by SEC regulations to furnish the issuer of such securities with copies of all Section 16 forms that they file with the SEC.

Based solely on our review of the copies of the forms received by us or written representations from certain reporting persons, we believe that in 2017 our directors and executive officers complied with all filing requirements under Section 16(a) of the Exchange Act.

Item 11.  Executive Compensation

Director Compensation

Our Compensation Committee designs our director compensation with the goals of attracting and retaining highly qualified individuals to serve as independent directors and to fairly compensate them for their time and efforts. Because of our unique attributes as an externally-managed REIT, service as an independent director on our board requires a substantial time commitment. The Compensation Committee balances these considerations with the principles that our independent director compensation program should be transparent and, in part, should align directors’ interests with those of our stockholders.

The following table sets forth information regarding compensation of our directors during 2017.

2017 Director Compensation

Name	Fees Earned or Paid in Cash	Aggregate Stock Awards(1)(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Humberto “Burt” Cabañas	$89,750	$5,000	$—	$—	$—	$—	$94,750
Dougal A. Cameron	$88,750	$5,000	$—	$—	$—	$—	$93,750
John O. Niemann, Jr.	$88,750	$5,000	$—	$—	$—	$—	$93,750
Jeffery C. Hines and Charles M. Baughn (3)	$—	$—	$—	$—	$—	$—	$—

(1)
Each of Messrs. Cabañas, Cameron and Niemann received 518.135 restricted common shares upon his re-election to our board of directors following our 2017 annual meeting. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.

(2)
The value of the common stock awards was calculated based on the estimated net asset value, or NAV, of $9.65 per share as of December 31, 2016 which was the estimated NAV per share most recently determined by our board of directors prior to the September 13, 2017 grant date of the awards.

(3)	Messrs. Hines and Baughn, who are employees of Hines, receive no compensation for serving as members of our board of directors.

We paid our independent directors an annual fee of $40,000, and a fee of $2,000 for each meeting of the board (or any committee thereof) attended in person. If a committee meeting was held on the same day as a meeting of our board of directors, each independent director received $1,500 for each committee meeting attended in person on such day. We also paid each of our independent directors a fee of $750 for each board or committee meeting attended via teleconference.

We paid the following annual retainers (prorated for a partial term) to the Chairpersons of our board committees for 2017:

•	$7,500 to the Chairperson of the Conflicts Committee;

•	$10,000 to the Chairperson of the Audit Committee;

•	$5,000 to the Chairperson of the Compensation Committee;

•	$5,000 to the Chairperson of the Nominating and Corporate Governance Committee; and

•	$5,000 to the Chairperson of the Valuation Committee.

All directors are reimbursed by us for reasonable out-of-pocket expenses incurred in connection with attendance at board or committee meetings.

Each independent director elected or reelected to the board (whether through a stockholder meeting or by directors to fill a vacancy on the board) will be granted $5,000 in restricted Class AX shares on or about the date of election or reelection. These restricted Class AX shares will fully vest on the earlier to occur of: (i) the first anniversary of the applicable grant date, subject to the independent director serving continuously as an independent director through and until the first anniversary of the applicable grant date; (ii) the termination of service as an independent director due to the independent director’s death or disability; or (iii) a change in control of the Company, subject to the independent director serving continuously through and until the date of the change in control of the Company.

Executive Compensation

We have no employees. Our day-to-day management functions are performed by our Advisor and its affiliates. All of our executive officers are employed by and receive compensation from our Advisor or its affiliates, for all of their services to the Hines organization, including their service as our executive officers. The compensation received by our executive officers is not paid or determined by us, but rather by our Advisor or affiliates of our Advisor based on all the services provided by these individuals to the Hines organization, including us. As a result, we do not have and our compensation committee has not considered, a compensation policy or program for our executive officers and have not included a “Compensation Discussion and Analysis,” or “Compensation Committee Report” in this Annual Report on Form 10-K. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for a discussion of fees and expenses payable to our Advisor and its affiliates.

Compensation Committee Interlocks and Insider Participation

During 2017, our Compensation Committee consisted of Messrs. Cabañas, Cameron and Niemann, our three independent directors. None of our executive officers served as a director or member of the compensation committee of an entity whose executive officers included a member of our board of directors or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership

The following table shows, as of December 31, 2017, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the owner of such shares has the sole voting and investment power with respect thereto.

		Common Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Position	Number of Shares of Common Stock		Percentage of Class
Jeffrey C. Hines	Chairman of the Board	225,008	(3)(4)	1.2%
Humberto “Burt” Cabañas	Independent Director	11,683		*
Dougal A. Cameron	Independent Director	518		*
John O. Niemann, Jr.	Independent Director	11,709		*
Charles M. Baughn	Director	13,485		*
Sherri W. Schugart	President and Chief Executive Officer	22,168		*
Ryan T. Sims	Chief Financial Officer and Secretary	4,438		*
David L. Steinbach	Chief Investment Officer	5,536		*
Kevin L. McMeans	Asset Management Officer	5,536		*
J. Shea Morgenroth	Chief Accounting Officer and Treasurer	4,442		*
All directors and executive officers as a group		304,523		1.6%

*    Amount represents less than 1%

(1)	The address of each person listed is c/o Hines Global Income Trust, Inc., 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6618.

(2)
For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person is deemed to have “beneficial ownership” of shares of our stock that the person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of the Company’s stock held by each person or group of persons named in the table, any shares that such person or persons have the right to acquire within 60 days of December 31, 2017 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other persons.

(3)
Includes all common shares owned directly by Hines Global REIT II Investor Limited Partnership. Mr. Hines is deemed to be the beneficial owner of the shares owned by Hines Global REIT II Investor Limited Partnership.

(4)
This amount does not include the (i) 21,111 OP Units in the Operating Partnership owned by Hines Global REIT II Associates Limited Partnership and (ii) the Special OP Units owned by Hines Global REIT II Advisors LP. Mr. Hines and Gerald D. Hines indirectly own and/or control Hines Global REIT II Associates Limited Partnership and Hines Global REIT II Advisors LP. Limited partners in the Operating Partnership may request repurchase of their OP Units for cash or, at our option, shares of common stock. The holder of the Special OP Units is entitled to the performance participation allocation described in “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

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

Our executive officers have control and primary responsibility for the management decisions of our Advisor, including the selection of investment properties to be recommended to our board of directors, the negotiations for these investments, and the property management and leasing of properties we acquire directly. Our Advisory Agreement was amended and restated as of December 6, 2017 and has a one year term that may be renewed for an unlimited number of successive periods (up to one year at a time) upon the mutual consent of the parties. Renewals of the agreement must be approved by the Conflicts Committee. The Advisory Agreement may be terminated:

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

Our Advisor and its affiliates receive compensation and are reimbursed for certain expenses in connection with services provided to us. These payments are summarized below. In the event the Advisory Agreement is terminated, our Advisor will be paid all earned, accrued and unpaid compensation and expense reimbursements within 30 days. Upon termination, we may also be obligated to purchase certain ownership interests in the Operating Partnership owned by our Advisor or other affiliates of Hines under certain circumstances.

As described more fully in Note 1 — Organization, in connection with the Follow-On Offering, on December 6, 2017, we implemented a Restructuring, which eliminated or reduced certain fees payable to our Advisor. The following summarizes the fees paid to our Advisor until the effective date of the Restructuring, as well as fees payable to our Advisor as of the effective date of the Restructuring:

•
Prior to the effective date of the Restructuring, we reimbursed our Advisor for all organization and offering costs deemed issuer costs incurred by our Advisor or its affiliates in connection with our organization and the Initial Offering up to 2.5% of gross offering proceeds from our public offerings. Effective as of December 6, 2017, our Advisor agreed to advance all of our organization and offering costs related to the Follow-On Offering through December 31, 2018. We will reimburse our Advisor for all such advanced expenses as well as any organization and offering costs incurred by our Advisor related to our Initial Offering ratably through December 31, 2023 to the extent cumulative organization and offering costs do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. Following December 31, 2023, we will reimburse our Advisor for any organization and offering costs that it incurs on our behalf as and when incurred, to the extent that aggregate reimbursements to our Advisor for cumulative organization and offering costs do not exceed an amount equal to 2.5% of the gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and the distribution and stockholder servicing fees related to a particular public offering may not exceed 15.0% of gross proceeds from the offering. For the year ended December 31, 2017, our Advisor incurred $4.8 million in organization and offering costs.

•
Prior to the effective date of the Restructuring, our Advisor received acquisition fees of 2.25% of (i) the purchase price of real estate investments acquired, including any debt attributable to such investments, or the total principal amounts borrowed under any loans made or acquired directly by us, or (ii) when we made an investment or made or acquired a loan indirectly through another entity, such investment’s pro rata share of the gross asset value of real estate investments held by that entity, including any debt attributable to such investments, or the total principal amount borrowed under any loans made or acquired by that entity. Under the Advisory Agreement, we also reimburse our Advisor for certain acquisition expenses incurred in connection with the purchase of real estate investments. Our Advisor earned $6.7 million in acquisition fees during the year ended December 31, 2017, and we have reimbursed our Advisor $0.1 million related to acquisition expenses incurred in 2017. As of the effective date of the Restructuring, the Company no longer pays acquisition fees to our Advisor.

•
Our Advisor also receives asset management fees of 0.0625% per month of the cost of our real estate investments at the end of each month; provided that, with respect to real estate investments included in the most recent determination of our NAV per share, the asset management fees will be equal to 0.0625% per month of the most recently determined value of such real estate investments at the end of each month. As of the effective date of the Restructuring , the asset management fee cannot exceed an amount equal to 1/12th of 1.25% of our NAV at the end of each applicable month. Additionally, as of the effective date of the Restructuring, the asset management fee can be paid, at our Advisor’s election, in cash, Class I shares or Class I OP Units in the Operating Partnership. Our Advisor earned $4.9 million in asset management fees during the year ended December 31, 2017.

•
We will reimburse our Advisor for all expenses paid or incurred by our Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our Advisor for any amount by which our operating expenses (including the asset management fee and the performance participation allocation) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of our average invested assets, or (B) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). In 2017, these limits were not exceeded. In 2017, our Advisor incurred $1.7 million in expenses, such as general and administrative expenses, on our behalf, which were reimbursed by us. See “Hines – Property Management and Leasing Agreements” below for additional information concerning expense reimbursements to Hines.

We also agreed to indemnify our Advisor against losses it incurs in connection with its performance of its obligations under the Advisory Agreement, subject to terms and conditions in the Advisory Agreement.

Through its ownership of the Special OP Units of the Operating Partnership, our Advisor also holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV for the applicable period. Under the limited partnership agreement of the Operating Partnership, the annual total return will be allocated solely to our Advisor after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between our Advisor and all other unit holders is equal to 12.5% and 87.5% respectively. Thereafter, our Advisor will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year, so long as the Advisory Agreement has not been terminated, and will be paid in cash or Class I OP Units of the Operating Partnership, at the election of our Advisor.

The Dealer Manager

Initial Offering

The table below summarizes the fees paid to the Dealer Manager with respect to the sale of IPO Shares in the Initial Offering. The upfront selling commissions and dealer manager fees were each a percentage of the gross offering proceeds of the shares sold in the primary portion of the Initial Offering. No upfront selling commissions or dealer manager fees were paid with respect to any shares sold issued under our distribution reinvestment plan.

	Class AX Shares	Class TX Shares	Class IX Shares
Selling Commissions	7.00%	2.00%	None
Dealer Manager Fee Paid by Us from Offering Proceeds	1.50%	1.25%	None
Advisor Payment of a Portion of the Dealer Manager Fee	1.50%	1.50%	1.50%
Annual Distribution and Stockholder Servicing Fees(1)	None	1.00%	0.25%

(1)
In addition, the Dealer Manager received annual distribution and stockholder servicing fees of 1.0% or 0.25% of the gross offering price per Class T share and Class I share, respectively through October 2, 2017 and now, since we are no longer offering IPO Shares, continues to receive 1.0% or 0.25% of the most recently determined NAV per share for the Class TX shares and Class IX shares purchased and outstanding.

Follow-On Offering

The table below summarizes the fees payable to the Dealer Manager, effective as of December 6, 2017, the effective date of the Restructuring, with respect to the sale of Follow-On Offering Shares. The upfront selling commissions and dealer manager fees are each a percentage of the gross offering proceeds of the shares sold in the primary offering. No upfront selling commissions or dealer manager fees are payable with respect to shares issued under our distribution reinvestment plan.

	Class T Shares	Class S Shares	Class D Shares	Class I Shares
Selling Commission	3.0%	3.5%	None	None
Dealer Manager Fee	0.5%	None	None	None
Ongoing Distribution and Stockholder Servicing Fees (as a percentage of the aggregate NAV of the outstanding shares of each class of common stock)	1.0%	1.0%	0.25%	None

During the year ended December 31, 2017:

•
the Dealer Manager earned approximately $1.7 million in dealer manager fees, which excludes the amount paid to the Dealer Manager by our Advisor, in connection with the Initial Offering, a portion of which the Dealer Manager re-allowed to participating broker dealers;

•	the Dealer Manager earned approximately $4.0 million in selling commissions in connection with the Initial Offering, all of which the Dealer Manager re-allowed to participating broker dealers; and

•
the Dealer Manager earned approximately $1.6 million in distribution and stockholder servicing fees in connection with the Initial Offering, all of which the Dealer Manager re-allowed to participating broker dealers.

Hines

Property Management and Leasing Agreements

Hines or its affiliates manage the properties in which we invest. When we acquire properties directly, we expect that we will pay Hines property management fees, leasing fees, tenant construction fees and other fees customarily paid to a property manager. Hines is wholly-owned by Jeffrey C. Hines and his father, Gerald D. Hines.

During the year ended December 31, 2017, Hines earned the following approximate amounts pursuant to property management agreements under which Hines manages some of our properties:

•	$0.9 million in property management fees;

•	$0.5 million in leasing commissions and construction management fees; and

•
$1.6 million for all costs Hines incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreements.

Credit Facilities with Hines

On December 15, 2014, the Company entered into a credit facility with Hines (the “Hines Credit Facility”) with a maximum principal amount of $75.0 million with interest and payment terms similar to the Restated Hines Credit Facility described below. The Hines Credit Facility had a maturity date of December 15, 2017. We terminated the Hines Credit Facility on October 2, 2017 and subsequently on October 2, 2017, the Operating Partnership entered into an uncommitted loan agreement with Hines for a maximum principal amount of $240.0 million (the “Restated Hines Credit Facility”). The Restated Hines Credit Facility was subsequently amended on November 30, 2017 to reduce the maximum principal amount to $75.0 million. Interest on each advance under the Restated Hines Credit Facility is charged monthly at a variable rate, which is (i) Hines’ then-current borrowing rate under its revolving credit facility or (ii) if the Operating Partnership enters into a revolving credit facility (“the OP Facility”), the rate under such facility. Each advance under the Restated Hines Credit Facility must be repaid within six months, subject to one six-month extension at the option of the Operating Partnership and subject to the satisfaction of certain conditions. The Restated Hines Credit Facility will terminate on the earlier of (a) the termination of the availability period as determined by Hines at its discretion (which will not impact the maturity date of any outstanding or previously approved advance under the loan agreement); (b) December 31, 2018; and (c) the date Hines accelerates the repayment of the loan agreement pursuant to any event of default.

Notwithstanding that each advance under the Restated Hines Credit Facility matures six months after it is made, the Operating Partnership is required to repay each advance with any capital raised, unless the Operating Partnership enters into a revolving credit facility, at which point the Operating Partnership may use such proceeds from its public offering to repay the OP Facility, if any, prior to repaying any advances under the Restated Hines Credit Facility. The Restated Hines Credit Facility also permits voluntary prepayment of principal and accrued interest.

The Restated Hines Credit Facility requires the maintenance of certain financial covenants beginning the earlier of (a) September 30, 2018 or (b) the effective date of the OP Facility, if any, which includes covenants concerning indebtedness to total asset value. In addition, the Restated Hines Credit Facility contains customary affirmative and negative covenants, which, among other things, prohibit us and the Operating Partnership from: (i) merging with other companies or changing ownership interest; (ii) selling all or substantially all of our assets or properties; and (iii) if in default under the loan agreement, paying distributions to our stockholders other than as required to maintain our status as a real estate investment trust. The Restated Hines Credit Facility also requires us to deliver to Hines certain quarterly and annual financial information.

For the year ended December 31, 2017, we borrowed an aggregate of $58.2 million under the Hines Credit Facility and the Restated Hines Credit Facility and made payments of $103.0 million on these facilities, resulting in an $11.2 million outstanding balance under the Restated Hines Credit Facility as of December 31, 2017. Additionally, we incurred an aggregate of $0.7 million in interest expense for the year ended December 31, 2017 under both of the credit facilities with Hines.

Ownership Interests

The Operating Partnership

On July 31, 2013, we formed the Operating Partnership. Hines Global REIT II Associates Limited Partnership made an initial investment of $190,000 in limited partnership interests of the Operating Partnership and owned less than a 0.1% limited partnership interest in the Operating Partnership as of December 31, 2017. Our Advisor owns the Special OP Units in the Operating Partnership, as described in Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

In order to reduce the effect of certain potential conflicts of interest, our Charter contains a number of restrictions relating to transactions we enter into with Hines, our Advisor, any of our directors and their respective affiliates. These restrictions include, among others, the following:

•
Except as otherwise permitted in our Charter, we will not engage in transactions with Hines, our Advisor, any of our directors or their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve such transactions as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

•
We will not purchase a property from Hines, our Advisor, any of our directors or their respective affiliates without a determination by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction that the transaction is fair and reasonable to us and at a price no greater than the cost of the property to Hines, our Advisor, any of our directors or their respective affiliates, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In all cases where assets are acquired from Hines, our Advisor, any of our directors or their respective affiliates, the fair market value of such assets will be determined by an independent expert selected by our independent directors. In no event will we acquire any property from Hines, our Advisor, any of our directors or their respective affiliates at a price that exceeds the appraised value of the property; provided that in the case of a development, redevelopment or refurbishment project that we agree to acquire prior to completion of the project, the appraised value will be based upon the completed value of the project as determined at the time the agreement to purchase the property is entered into. We will not sell or lease a property to Hines, our Advisor, any of our directors or their respective affiliates unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction determine the transaction is fair and reasonable to us. Even following these procedures, Hines and its affiliates (including our officers and directors) may make substantial profits in connection with the acquisition or sale of properties from other investment vehicles sponsored by Hines, our Advisor, any of our directors or their respective affiliates.

•
We will not enter into joint ventures with Hines, our Advisor, any of our directors or their respective affiliates, unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves such transaction as being fair and reasonable to us and determines that our investment is on terms substantially similar to the terms of third parties making comparable investments.

•
We will not make any loan to Hines, our Advisor, any of our directors or their respective affiliates except in the case of loans to our wholly owned subsidiaries and loans in which an independent expert has appraised the underlying asset. Any loans to us by Hines, our Advisor, any of our directors or their respective affiliates must be approved by a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable, and on terms no less favorable to us than loans between unaffiliated parties under the same circumstances.

Item 14.  Principal Accounting Fees and Services

Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively “Deloitte & Touche”) serve as our principal accounting firm. Deloitte & Touche audited our financial statements for the years ended December 31, 2017 and 2016. Deloitte & Touche reports directly to our Audit Committee.

Fees

Deloitte & Touche’s aggregate fees billed to us for the fiscal years ended December 31, 2017 and 2016 are as follows:

	2017	2016
Audit Fees	$640,000	$601,900
Audit-Related Fees (1)	$105,850	$181,415
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$745,850	$783,315
(1)    These fees primarily relate to internal control attestation consultations, accounting consultations and other attestation services.

Pre-approval Policies and Procedures

Our Audit Committee has adopted a pre-approval policy requiring the Audit Committee to pre-approve all audit and permissible non-audit services to be performed by Deloitte & Touche. In determining whether or not to pre-approve services, the Audit Committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC, and, if permissible, the potential effect of such services on the independence of Deloitte & Touche. All services performed for us in 2017 were pre-approved or ratified by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Global Income Trust, Inc.
Consolidated Financial Statements — as of December 31, 2017 and 2016 and for the Years Ended December 31, 2017, 2016 and 2015.

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is set forth beginning on page 119 hereof.

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 120 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 123 for a list of all exhibits filed as a part of this report.

Item 16. Form 10-K Summary

Not applicable.

* * * * * *

Hines Global Income Trust, Inc.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions	Balance at the End of the Period
Deferred Tax Asset Valuation Allowance as of December 31, 2017	$—	$927,757	$722,366	$205,391

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2017

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2017
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)	Date of Construction	Date Acquired
(In thousands)
2819 Loker Avenue East	Carlsbad, California	$—	$7,200	$14,170	$21,370	$—	$7,200	$14,170	$21,370	$(1,077)	1998	December-14
Bishop’s Square	Dublin, Ireland	66,124	—	53,643	53,643	8,359	—	62,002	62,002	(4,118)	2001	March-15
Domain Apartments	Las Vegas, Nevada	34,300	5,690	50,790	56,480	110	5,690	50,900	56,590	(3,529)	2014	January-16
Cottonwood Corporate Center	Salt Lake City, Utah	75,811	13,600	98,758	112,358	1,062	13,600	99,820	113,420	(3,698)	1997, 2000	July-16
Goodyear Crossing II	Phoenix, Arizona	29,000	7,270	41,620	48,890	—	7,270	41,620	48,890	(1,427)	2008, 2009	August-16
Rookwood	Cincinnati, Ohio	96,000	45,320	132,466	177,786	401	45,320	132,867	178,187	(3,267)	1993, 2000	January-17
Montrose Student Residences	Dublin, Ireland	27,079	5,691	33,705	39,396	5,119	6,322	38,193	44,515	(751)	1964, 2013-2015	March-17
Queen's Court Student Residences	Reading, United Kingdom	39,798	14,086	50,894	64,980	1,051	14,314	51,717	66,031	(305)	2016	October-17
		$368,112	$98,857	$476,046	$574,903	$16,102	$99,716	$491,289	$591,005	$(18,172)

(a)	Assets consist of quality office, retail, industrial and residential/living properties.

(b)	Components of initial cost for the property acquired using a foreign currency were converted using the currency exchange rate as of the date of acquisition.

(c)	Includes the effect of changes in the exchange rate between the date of acquisition and December 31, 2017 for the property that is denominated in a foreign currency.

(d)	The aggregate cost for federal income tax purposes is $614.4 million as of December 31, 2017.

(e)
Real estate assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings.

The changes in total real estate assets for the years ended December 31,

	2017	2016	2015
Gross real estate assets
Balance, beginning of period	$290,212	$73,883	$21,370
Additions during the period:
Acquisitions	282,162	217,728	53,643
Other additions	5,561	483	339
Effect of changes in foreign currency exchange rates	13,070	(1,882)	(1,469)
Balance, end of period	$591,005	$290,212	$73,883
Accumulated Depreciation
Balance, beginning of period	$(6,337)	$(1,458)	$(15)
Depreciation	(11,393)	(4,985)	(1,455)
Effect of changes in foreign currency exchange rates	(442)	106	12
Balance, end of period	$(18,172)	$(6,337)	$(1,458)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES GLOBAL INCOME TRUST, INC. (registrant)

March 29, 2018	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2018.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 29, 2018
Jeffrey C. Hines

/s/ Sherri W. Schugart	President and Chief Executive Officer	March 29, 2018
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 29, 2018
Ryan T. Sims	(Principal Financial Officer)

/s/ J. Shea Morgenroth	Chief Accounting Officer and Treasurer	March 29, 2018
J. Shea Morgenroth	(Principal Accounting Officer)

/s/ Charles M. Baughn	Director	March 29, 2018
Charles M. Baughn

/s/ Humberto “Burt” Cabañas	Director	March 29, 2018
Humberto “Burt” Cabañas

/s/ Dougal A. Cameron	Director	March 29, 2018
Dougal A. Cameron

/s/ John O. Niemann, Jr.	Director	March 29, 2018
John O. Niemann, Jr.

INDEX TO EXHIBITS

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11, File No. 333-191106 (the “IPO Registration Statement”) on August 15, 2014 and incorporated by reference herein)

3.2
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the IPO Registration Statement on December 12, 2014 and incorporated by reference herein)

3.3
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 6 to the IPO Registration Statement on August 12, 2015 and incorporated by reference herein)

3.4
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 12 to the Registration Statement on April 28, 2017 and incorporated by reference herein)

3.5
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on October 16, 2017 and incorporated by reference herein)

3.6
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.5 to Pre-Effective Amendment No. 1 to the Registration Statement on December 1, 2017 and incorporated by reference herein)

3.7
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.6 to Pre-Effective Amendment No. 1 to the Registration Statement on December 1, 2017 and incorporated by reference herein)

3.8
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (filed as Exhibit 3.7 to Pre-Effective Amendment No. 1 to the Registration Statement on December 1, 2017 and incorporated by reference herein)

3.9
Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the IPO Registration Statement on August 15, 2014 and incorporated by reference herein)

3.10
Amendment No. 1 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.), dated September 23, 2015 (filed as Exhibit 3.5 to Post-Effective Amendment No. 7 to the IPO Registration Statement on November 17, 2015 and incorporated by reference herein)

3.11
Amendment No. 2 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on September 14, 2017 and incorporated by reference herein)

4.1	Form of Subscription Agreement (filed as Appendix A-1 and A-2 to the Prospectus Supplement filed on February 12, 2018 and incorporated by reference herein)
4.2
Sixth Amended and Restated Distribution Reinvestment Plan, effective as of December 4, 2017 (filed as Appendix B to the Prospectus contained in Pre-Effective Amendment No. 1 to the Registration Statement filed on December 1, 2017 and incorporated by reference herein)

10.1
Amended and Restated Escrow Agreement, dated as of December 12, 2014, by and among Hines Securities Inc., Hines Global REIT II, Inc. and UMB Bank, N.A. (filed as Exhibit 10.3 to Post-Effective Amendment No. 1 to the IPO Registration Statement on December 12, 2014 and incorporated by reference herein)

10.2
Form of Indemnification Agreement entered into between Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and each of the following persons as of August 15, 2014: Jeffrey C. Hines, Charles M. Baughn, Humberto Cabañas, Dougal A. Cameron, John O. Niemann, Jr., Sherri W. Schugart, Ryan T. Sims, David L. Steinbach, Kevin L. McMeans and J. Shea Morgenroth (filed as Exhibit 10.4 to the IPO Registration Statement on September 11, 2013 and incorporated by reference herein)

10.3	Waiver to Hines Global REIT II Advisory Agreement (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 24, 2014 and incorporated by reference herein)
10.4
Purchase and Sale Agreement, dated as of November 12, 2014, by and between Hines Interests Limited Partnership and Canoga-Rincon Loker Industrial, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on November 20, 2014 and incorporated by reference herein)

10.5
Assignment of Contract of Purchase and Sale, dated as of November 14, 2014, by and between Hines Interests Limited Partnership and HGREIT II 2819 Loker LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 20, 2014 and incorporated by reference herein)

10.6
Particulars and Conditions of Sale of Bishop’s Square, Bishop’s Street/Kevin Street Lower, Dublin 2, dated as of January 30, 2015, by and between Bishop Ireland GREIT II Limited and Violet Yarrow Real Estate (Dublin) Limited (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on February 5, 2015 and incorporated by reference herein)

10.7
Facility Agreement, dated as of March 3, 2015 by and between Deutsche Girozentrale as Agent, Original Hedge Counterparty, Arranger, Security Trustee and Lender and Hines GREIT II Ireland Fund PLC, acting for and on behalf of its sub-fund Hines GREIT II Bishop Fund, as Borrower (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on March 5, 2015 and incorporated by reference herein)

10.8
First Amendment to Real Estate Purchase Agreement, dated as of August 7, 2015, by and between Hines Global REIT II 891 Coronado LLC and LV Eastern, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 10, 2015 and incorporated by reference herein)

Exhibit No.	Description
10.9
Second Amendment to Real Estate Purchase Agreement, dated as of August 21, 2015, by and between Hines Global REIT II 891 Coronado LLC and LV Eastern, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 10, 2015 and incorporated by reference herein)

10.10
Third Amendment to and Reinstatement of Real Estate Purchase Agreement, dated as of December 4, 2015, by and between Hines Global REIT II 891 Coronado LLC and LV Eastern, LLC (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 10, 2015 and incorporated by reference herein)

10.11
Real Estate Purchase Agreement, dated as of July 8, 2015, by and between Hines Global REIT II 891 Coronado LLC and LV Eastern, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on July 14, 2015 and incorporated by reference herein)

10.12
Loan Agreement, dated as of January 29, 2016 by and between Wells Fargo Bank, National Association, as Lender and Hines Global REIT II 891 Coronado LLC, as Borrower (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 4, 2016 and incorporated by reference herein)

10.13
Promissory Note, dated as of January 29, 2016 by and between Hines Global REIT II 891 Coronado LLC, as borrower, and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 4, 2016 and incorporated by reference herein)

10.14
Sale, Purchase and Escrow Agreement, dated as of May 13, 2016, by and between NOP Cottonwood Holdings, LLC, HGREIT II Cottonwood Center LLC, Commonwealth Land Title Insurance Company, Hines Global REIT II Properties LP and National Office Partners LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on May 19, 2016 and incorporated by reference herein)

10.15
Agreement of Purchase and Sale, dated as of June 24, 2016, by and between RT GOODYEAR, LLC and HGREIT II Goodyear Crossing LLC (filed as Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q on August 12, 2016 and incorporated by reference herein)

10.16
Loan Agreement, dated as of July 5, 2016 by and between Principal Life Insurance Company, as Lender and HGREIT II Cottonwood Center LLC, as Borrower (filed as Exhibit 10.26 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.17
Term Loan Agreement, dated as of August 18, 2016 by and between SunTrust Bank, as Lender and HGREIT II Goodyear Crossing LLC, as Borrower (filed as Exhibit 10.27 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.18
Contract of Purchase and Sale, dated as of September 16, 2016, by and between CLP-SPF Rookwood Commons, LLC and CLP-SPF Rookwood Pavilion, LLC and HGREIT II Edmonson Road LLC and HGREIT II Madison Road LLC (filed as Exhibit 10.28 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.19
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and Hines Interests Limited Partnership (Domestic Office Properties) (filed as Exhibit 10.29 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.20
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and Hines Interests Limited Partnership (Domestic Multi-family and Industrial Properties) (filed as Exhibit 10.30 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.21
Open End Mortgage and Security Agreement dated as of April 1, 2015 by and between Nationwide Life Insurance Company, as Lender, and CLP-SPF Rookwood Commons, LLC, as Borrower (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

10.22
Open End Mortgage and Security Agreement dated as of July 1, 2013 by and between Nationwide Life Insurance Company, as Lender, and CLP-SPF Rookwood Pavilion, LLC, as Borrower (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

10.23
Assumption and Modification Agreement dated as of January 6, 2017, by and between Nationwide Life Insurance Company, as Lender, CLP-SPF Rookwood Pavilion LLC, as Original Borrower, and HGREIT II Madison Road LLC, as Borrower (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

10.24
Assumption and Modification Agreement dated as of January 6, 2017, by and between Nationwide Life Insurance Company, as Lender, CLP-SPF Rookwood Commons LLC, as Original Borrower, and HGREIT II Edmondson Road LLC, as Borrower (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

10.25
Uncommitted Loan Agreement, dated as of October 2, 2017, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 3, 2017 and incorporated by reference herein)

10.26
First Amendment to Uncommitted Loan Agreement, dated as of November 30, 2017, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 6, 2017 and incorporated by reference herein)

10.27	Form of Restricted Share Award Agreement (filed as Exhibit 99(a)(1)(G) to the Registrant’s tender offer statement on Schedule TO on October 3, 2017 and incorporated by reference herein)
10.28
Amended and Restated Advisory Agreement, dated as of December 6, 2017, by and among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP, and Hines Global Income Trust, Inc. (filed as Exhibit 10.2 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on December 6, 2017 and incorporated by reference herein)

Exhibit No.	Description
10.29
Fifth Amended and Restated Agreement of Limited Partnership of Hines Global REIT II Properties LP, dated as of March 6, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 12, 2018 and incorporated by reference herein)

21.1*	List of Subsidiaries of Hines Global Income Trust, Inc.
23.1*	Consent of Deloitte and Touche LLP
31.1*	Certification
31.2*	Certification
32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

99.1
Hines Global Income Trust, Inc. Share Redemption Program, effective as of December 4, 2017 (filed as Exhibit 99.4 to Pre-Effective Amendment No. 1 to the Registration Statement on December 1, 2017 and incorporated by reference herein)

99.2*	Consent of Altus Group U.S., Inc.
101*
The following materials from Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, filed on March 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity (Deficit), (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith