Form 10-Q
period 2018-03-31
HINES GLOBAL INCOME TRUST, INC.
filed 2018-05-11
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
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

As of May 1, 2018, no shares of the registrant’s Class S common stock, Class D common stock, Class I common stock, and Class JX common stock were outstanding, and approximately 19.3 million shares of the registrant’s Class AX common stock,  20.1 million shares of the registrant’s Class TX common stock,  0.1 million shares of the registrant’s Class IX common stock and 21,623 shares of the registrant's Class T common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2018	December 31, 2017
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$558,405	$572,833
Cash and cash equivalents	70,083	18,170
Restricted cash	3,360	6,383
Derivative instruments	121	110
Tenant and other receivables, net	7,021	8,402
Intangible lease assets, net	91,017	95,137
Deferred leasing costs, net	2,074	4,615
Other assets	3,588	3,367
Total assets	$735,669	$709,017
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$13,290	$15,570
Due to affiliates	17,403	16,642
Intangible lease liabilities, net	15,569	15,939
Other liabilities	8,261	8,601
Distributions payable	1,840	1,868
Note payable to affiliate	26,700	11,200
Notes payable, net	369,541	365,652
Total liabilities	$452,604	$435,472

Commitments and contingencies (Note 11)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2018 and December 31, 2017	—	—
Common shares, $0.001 par value per share (Note 6)	39	39
Additional paid-in capital	337,706	336,761
Accumulated distributions in excess of earnings	(62,334)	(68,193)
Accumulated other comprehensive income (loss)	7,654	4,938
Total stockholders’ equity	283,065	273,545
Noncontrolling interests	—	—
Total equity	283,065	273,545
Total liabilities and equity	$735,669	$709,017
See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2018 and 2017
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$16,443	$13,587
Other revenue	288	199
Total revenues	16,731	13,786
Expenses:
Property operating expenses	2,826	1,983
Real property taxes	2,081	2,120
Property management fees	312	225
Depreciation and amortization	7,341	7,294
Acquisition related expenses	135	1,861
Asset management and acquisition fees	1,206	6,435
Performance participation allocation	1,591	—
General and administrative expenses	852	762
Total expenses	16,344	20,680
Income (loss) before other income (expenses)	387	(6,894)
Other income (expenses):
Gain (loss) on derivative instruments	(2)	(47)
Gain on sale of real estate	14,491	—
Foreign currency gains (losses)	(25)	61
Interest expense	(2,814)	(2,278)
Interest income	12	9
Income (loss) before benefit (provision) for income taxes	12,049	(9,149)
Benefit (provision) for income taxes	(673)	(97)
Net income (loss)	11,376	(9,246)
Net (income) loss attributable to noncontrolling interests	(3)	(3)
Net income (loss) attributable to common stockholders	$11,373	$(9,249)
Basic and diluted income (loss) per common share	$0.29	$(0.32)
Weighted average number of common shares outstanding	39,398	29,360

Comprehensive income (loss):
Net income (loss)	$11,376	$(9,246)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,716	418
Comprehensive income (loss)	$14,092	$(8,828)
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(3)
Comprehensive income (loss) attributable to common stockholders	$14,089	$(8,831)

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2018 and 2017
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2018	39,256	$39	$336,761	$(68,193)	$4,938	$273,545	$—
Issuance of common shares	308	—	2,990	—	—	2,990	—
Distributions declared (1)	—	—	—	(5,514)	—	(5,514)	(3)
Redemption of common shares	(133)	—	(2,032)	—	—	(2,032)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	4	—	—	4	—
Offering costs	—	—	(17)	—	—	(17)	—
Net income (loss)	—	—	—	11,373	—	11,373	3
Foreign currency translation adjustment	—	—	—	—	2,716	2,716	—
Balance as of March 31, 2018	39,431	$39	$337,706	$(62,334)	$7,654	$283,065	$—
(1)  For the three months ended March 31, 2018, the Company declared cash distributions, net of any applicable distributions and stockholder servicing fees, of approximately $0.15 for Class AX, Class IX, Class D, and Class I shares, and $0.13 for Class TX, Class T, and Class S shares.

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2017	26,543	$26	$224,134	$(31,222)	$(2,755)	$190,183	$—
Issuance of common shares	5,765	6	55,373	—	—	55,379	—
Distributions declared (1)	—	—	—	(5,391)	—	(5,391)	(3)
Redemption of common shares	(48)	—	(884)	—	—	(884)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(4,408)	—	—	(4,408)	—
Offering costs	—	—	(1,125)	—	—	(1,125)	—
Net income (loss)	—	—	—	(9,249)	—	(9,249)	3
Foreign currency translation adjustment	—	—	—	—	418	418	—
Balance as of March 31, 2017	32,260	$32	$273,090	$(45,862)	$(2,337)	$224,923	$—
(1) For the three months ended March 31, 2017, the Company declared cash distributions, net of any applicable distributions and stockholder servicing fees, of approximately $0.14 for Class AX shares and $0.12 for Class TX shares.

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2018 and 2017
(UNAUDITED)

	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,376	$(9,246)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	7,337	7,125
Gain on sale of real estate	(14,491)	—
Foreign currency (gains) losses	25	(61)
(Gain) loss on derivative instruments	2	47
Changes in assets and liabilities:
Change in other assets	381	(57)
Change in tenant and other receivables	1,478	(3,962)
Change in deferred leasing costs	(1,540)	(432)
Change in accounts payable and accrued expenses	(392)	5,540
Change in other liabilities	(508)	39
Change in due to affiliates	1,006	(646)
Net cash from (used in) operating activities	4,674	(1,653)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	—	(133,918)
Capital expenditures at operating properties	(3,489)	(77)
Proceeds from sale of real estate	37,087	—
Net cash from (used in) investing activities	33,598	(133,995)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	—	54,437
Redemption of common shares	(1,292)	(455)
Payment of offering costs	—	(962)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(789)	(2,530)
Distributions paid to stockholders and noncontrolling interests	(2,555)	(1,736)
Proceeds from notes payable	—	24,386
Payments on notes payable	(420)	(408)
Proceeds from related party note payable	15,500	7,000
Payments on related party note payable	—	(31,800)
Change in security deposit liability	41	9
Deferred financing costs paid	(124)	(407)
Payments related to interest rate contracts	(10)	(169)
Net cash from financing activities	10,351	47,365
Effect of exchange rate changes on cash, restricted cash and cash equivalents	267	111
Net change in cash, restricted cash and cash equivalents	48,890	(88,172)
Cash, restricted cash and cash equivalents, beginning of period	24,553	99,713
Cash, restricted cash and cash equivalents, end of period	$73,443	$11,541

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST INC, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended  March 31, 2018 and 2017

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of March 31, 2018 and December 31, 2017, the results of operations for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

Hines Global Income Trust, Inc. (the “Company”), formerly known as Hines Global REIT II, Inc., was incorporated in Maryland on July 31, 2013, to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years. The Company is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines. The Company intends to conduct substantially all of its operations through Hines Global REIT II Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of March 31, 2018 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

The Company raises capital for its investments through public offerings of its common stock. The Company commenced its initial public offering of up to $2.5 billion in shares of its common stock (the “Initial Offering”) in August 2014, and commenced its second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under its distribution reinvestment plan (the "Follow-On Offering") in December 2017. As of May 1, 2018, the Company had received gross offering proceeds of $411.0 million from the sale of 42.0 million shares through its public offerings, including shares issued pursuant to our distribution reinvestment plan.

As of March 31, 2018, the Company owned direct real estate investments in seven properties totaling 2.5 million square feet that were 97% leased. See portfolio highlights in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary" for additional information regarding the Company's real estate portfolio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements of the Company included in this Quarterly Report on Form 10-Q include the accounts of Hines Global Income Trust, Inc. and the Operating Partnership (over which the Company exercises financial and operating control). All intercompany balances and transactions have been eliminated in consolidation.

Tenant and Other Receivables

Tenant and other receivable balances consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent. Straight-line rent receivables were $4.2 million and $4.0 million as of March 31, 2018 and December 31, 2017, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated condensed balance sheets.

As of March 31, 2018 and December 31, 2017, tenant and other receivables included $0.7 million and $2.3 million, respectively, in receivables from third-parties related to working capital reserves and transactions costs related to the acquisition of the Queen’s Court Student Residences.

Other Assets

Other assets included the following (in thousands):

	March 31, 2018	December 31, 2017
Deferred offering costs (1)	2,012	1,525
Prepaid insurance	164	97
Prepaid property taxes	76	76
Deferred tax assets	985	944
Other	351	725
Other assets	$3,588	$3,367
(1) Represents offering costs incurred by the Advisor which will be released into equity as gross proceeds from the Follow-On Offering are raised. See Note 7—Related Party Transactions for additional information regarding the Company's organization and offering costs.

Revenue Recognition

The Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") 2014-09 which superseded the revenue recognition requirements under previous guidance. We adopted ASU 2014-09 on January 1, 2018. ASU 2014-09 requires the use of a new five-step model to recognize revenue from contracts with customers. The five-step model requires that the Company identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when it satisfies the performance obligations. Management has concluded that the majority of the Company's total revenue, with the exception of gains and losses from the sale of real estate, consist of rental income from leasing arrangements, which is specifically excluded from the standard. Excluding gains and losses on the sale of real estate (as discussed further below), the Company concluded that its remaining revenue streams were immaterial and, as such, the adoption of ASU 2014-09 did not have a material impact on the Company’s condensed consolidated financial statements.

As of January 1, 2018, the Company began accounting for the sale of real estate properties under ASU 2017-05 and provides for revenue recognition based on completed performance obligations, which typically occurs upon the transfer of ownership of a real estate asset. The Company sold 2819 Loker Avenue East on March 30, 2018, which was considered a non-financial real estate asset with no performance obligations subsequent to the transfer of ownership. The Company recognized a gain on sale of real estate of $14.5 million related to this sale. The Company has had no other sales of real estate assets since its inception.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB, issued ASU 2014-09 to provide guidance on recognizing revenue from contracts with customers. This ASU’s core objective is for an entity to recognize revenue based on the consideration it expects to receive in exchange for goods or services. The Company has evaluated controls around the implementation of ASU 2014-09 and there was no significant impact on our control structure. See “— Revenue Recognition” above for additional information regarding the adoption of this standard.

In October 2016, the FASB issued ASU 2016-16 which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The ASU is intended to reduce the complexity of ASC 740 and the diversity in practice related to the tax consequences of certain types of intra-entity asset transfers. ASU 2016-16 will be effective for annual periods beginning after December 31, 2017. The Company adopted ASU 2016-16 beginning January 1, 2018 and recorded deferred tax assets related to its subsidiaries in Ireland, which were fully allowed for.

In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company expects that most of its real estate transactions completed after January 1, 2018 will be accounted for using the asset acquisition guidance and, accordingly, acquisition fees (if any) and expenses related to those acquisitions will be capitalized. The amendments to the FASB Accounting Standards Codification were effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company adopted ASU 2017-01 on January 1, 2018.

In February 2017, the FASB issued ASU 2017-05 to clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition, as amended, of an in substance nonfinancial asset. The provisions of ASU 2017-05 are effective for the Company as of January 1, 2018 as described above in “— Revenue Recognition.”

New Accounting Pronouncements

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

In January 2018, the FASB issued an exposure draft (“2018 Exposure Draft”) and voted to finalize an ASU on March 30, 2018 which allows lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. Also, the 2018 Exposure Draft indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption in lieu of the modified retrospective approach and provides other optional practical expedients.

The Company is in the process of evaluating the impact that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements relating to its leases, regardless of whether it is the lessor or the lessee. For leases in which the Company is the lessor, it is entitled to receive tenant reimbursements for operating expenses such as real estate taxes, insurance and common area maintenance, of which it expects to account for these lease and non-lease components as a single lease component since the timing and pattern of transfer is the same in accordance with the 2018 Exposure Draft. The Company has currently identified certain areas the Company believes may be impacted by the adoption of ASU 2016-02, which include:

—	The Company has a ground lease agreement in which the Company is the lessee of the land at Bishop’s Square that the Company currently accounts for as an operating lease. Upon adoption of ASU 2016-02, the Company will record any rights and obligations under this lease as an asset and liability at fair value in the Company’s consolidated balance sheets.

—	Determination of costs to be capitalized associated with leases. ASU 2016-02 will limit the capitalization associated with certain costs to costs that are a direct result of obtaining a lease.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Buildings and improvements (1)	$485,591	$491,289
Less: accumulated depreciation	(20,432)	(18,172)
Buildings and improvements, net	465,159	473,117
Land	93,246	99,716
Investment property, net	$558,405	$572,833
(1) Included in buildings and improvements is approximately $7.5 million and $4.3 million of construction-in-progress related to the expansion of Bishop’s Square as of March 31, 2018 and December 31, 2017, respectively. In October 2017, the Company commenced construction at Bishop’s Square to add an additional floor and make various upgrades to the property.

In March 2018, the Company sold 2819 Loker Avenue East, a Class–A industrial property located in Carlsbad, California. The contract sales price for 2819 Loker Avenue East was $38.3 million. The Company acquired 2819 Loker Avenue East in December 2014 for a contract purchase price of $25.4 million. The Company recognized a gain on sale of this asset of $14.5 million, which was recorded in gain on sale of real estate on the condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2018.

As of March 31, 2018, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$113,662	$4,729	$(18,628)
Less: accumulated amortization	(25,757)	(1,617)	3,059
Net	$87,905	$3,112	$(15,569)

As of December 31, 2017, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$116,222	$4,716	$(18,490)
Less: accumulated amortization	(24,430)	(1,371)	2,551
Net	$91,792	$3,345	$(15,939)

Amortization expense of in-place leases was $4.0 million and $4.8 million for the three months ended March 31, 2018 and 2017, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $0.2 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from April 1, 2018 through December 31, 2018 and for each of the years ending December 31, 2019 through December 31, 2022 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
April 1, 2018 through December 31, 2018	$10,400	$(688)
2019	10,642	(959)
2020	7,921	(1,245)
2021	5,662	(1,071)
2022	3,667	(1,137)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of March 31, 2018, the approximate fixed future minimum rentals for the period from April 1, 2018 through December 31, 2018, for each of the years ending December 31, 2019 through 2022 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
April 1, 2018 through December 31, 2018	$28,180
2019	34,203
2020	28,250
2021	23,791
2022	18,674
Thereafter	81,741
Total	$214,839

During the three months ended March 31, 2018, the Company did not earn more than 10% of its revenue from any individual tenant.

Of the Company’s total rental revenue for the three months ended March 31, 2017, approximately 10% was earned from Western Digital, a tenant in the information industry, whose lease expires in 2021 and approximately 10% was earned from Amazon, a tenant in the retail industry, whose lease expires in 2019.

4. DEBT FINANCING

As of March 31, 2018 and December 31, 2017, the Company had approximately $398.6 million and $379.3 million of debt outstanding, with a weighted average year to maturity of 3.4 years and 3.8 years, and a weighted average interest rate of 2.71% and 2.63%, respectively. The following table provides additional information regarding the Company’s debt outstanding at March 31, 2018 and December 31, 2017 (in thousands):

Description	Origination or Assumption Date	Maturity Date	Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of March 31, 2018	Principal Outstanding at March 31, 2018	Principal Outstanding at December 31, 2017
Secured Mortgage Debt
Bishop's Square	3/3/2015	3/2/2022	€55,200	Euribor + 1.30% (1)	1.30%	$68,012	$66,124
Domain Apartments	1/29/2016	1/29/2020	$34,300	Libor + 1.60%	3.48%	34,300	34,300
Cottonwood Corporate Center	7/5/2016	8/1/2023	$78,000	Fixed	2.98%	75,390	75,811
Goodyear Crossing II	8/18/2016	8/18/2021	$29,000	Libor + 2.00%	3.66%	29,000	29,000
Rookwood Commons	1/6/2017	7/1/2020	$67,000	Fixed	3.13%	67,000	67,000
Rookwood Pavilion	1/6/2017	7/1/2020	$29,000	Fixed	2.87%	29,000	29,000
Montrose Student Residences	3/24/2017	3/23/2022	€22,605	Euribor + 1.85% (2)	1.85%	27,852	27,079
Queen's Court Student Residences	12/18/2017	12/18/2022	£29,500	Libor + 2.00% (3)	2.54%	41,324	39,798
Notes Payable						$371,878	$368,112
Affiliate Note Payable
Credit Facility with Hines	10/2/2017	12/31/2018	$75,000	Variable	3.41%	26,700	11,200
Total Note Payable to Affiliate						$26,700	$11,200
Total Principal Outstanding						$398,578	$379,312
Unamortized discount						(475)	(528)
Unamortized financing fees						(1,862)	(1,932)
Total						$396,241	$376,852
(1) On the loan origination date, and as extended on February 20, 2018, the Company entered into a 2.00% Euribor interest rate cap agreement for €55.2 million (approximately $68.0 million assuming a rate of $1.23 per EUR as of March 31, 2018) as an economic hedge against the variability of future interest rates on this borrowing.

(2) On the loan origination date, the Company entered into a 1.25% Euribor interest rate cap agreement for €17.0 million (approximately $20.9 million assuming a rate of $1.23 per EUR as of March 31, 2018) as an economic hedge against the variability of future interest rates on this borrowing.

(3) On the loan origination date, the Company entered into a 2.00% Libor interest rate cap agreement for £22.1 million (approximately $31.0 million assuming a rate of $1.40 per GBP as of March 31, 2018) as an economic hedge against the variability of future interest rates on this borrowing.

Hines Credit Facility

For the period from January 2018 through March 2018, the Company made draws of $15.5 million and made no payments under its uncommitted loan agreement (the "Hines Credit Facility") with Hines for a maximum principal amount of $75.0 million. Additionally, from April 1, 2018 through May 11, 2018, the Company made no subsequent draws and made payments of $26.7 million under its Hines Credit Facility, which resulted in the Company having no outstanding balance under its Hines Credit Facility as of May 11, 2018.

Financial Covenants

The Company’s loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants as of March 31, 2018.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from April 1, 2018 through December 31, 2018, for each of the years ending December 31, 2019 through December 31, 2022 and for the period thereafter (in thousands).

	Payments Due by Year
	April 1, 2018 through December 31, 2018	2019	2020	2021	2022	Thereafter
Principal payments	$27,980	$1,751	$132,104	$30,859	$139,102	$66,782

5. DERIVATIVE INSTRUMENTS

The Company has entered into several interest rate cap contracts in connection with certain of its secured mortgage loans in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowings.  The Company’s interest rate cap contracts have economically limited the interest rate on the loan to which they relate.  The Company has not designated this derivative as a hedge for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its condensed consolidated balance sheets the fair value amount recorded for its derivative instrument.

The Company has also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates related to our international investments. These forward contracts fixed the currency exchange rates on each of the investments to which they related. The Company did not designate any of these contracts as fair value or cash flow hedges for accounting purposes.

The table below provides additional information regarding the Company’s interest rate contracts (in thousands, except percentages).

Interest Rate Contracts
Type	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate / Strike Rate
Interest rate cap	March 3, 2015	April 25, 2020(2)	$68,012	Euribor	2.00%
Interest rate cap	March 24, 2017	March 23, 2022	$20,889	Euribor	1.25%
Interest rate cap	December 20, 2017	December 20, 2020	$30,993	Libor	2.00%
(1)  For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on March 31, 2018.

(2) On February 20, 2018, the Company extended the expiration date on its interest rate cap contract relating to the Bishop’s Square secured facility agreement with DekaBank Deutsche Girozentrale from April 25, 2018 to April 25, 2020.

6. STOCKHOLDERS’ EQUITY

Public Offering

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

Common Stock

As of March 31, 2018 and December 31, 2017, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	March 31, 2018			December 31, 2017
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Class AX common stock, $0.001 par value per share	40,000	19,235	19,235	40,000	19,206	19,206
Class TX common stock, $0.001 par value per share	40,000	20,103	20,103	40,000	19,958	19,958
Class IX common stock, $0.001 par value per share	10,000	93	93	10,000	92	92
Class JX common stock, $0.001 par value per share	10,000	—	—	10,000	—	—
Class T common stock, $0.001 par value per share	350,000	—	—	350,000	—	—
Class S common stock, $0.001 par value per share	350,000	—	—	350,000	—	—
Class D common stock, $0.001 par value per share	350,000	—	—	350,000	—	—
Class I common stock, $0.001 par value per share	350,000	—	—	350,000	—	—

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the three months ended March 31, 2018 and 2017 (in thousands). There were no Class JX, T, S, D and I shares issued, redeemed or outstanding during the three months ended March 31, 2018.

	Class AX		Class TX		Class IX		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2018	19,206	$19	19,958	$20	92	$—	39,256	$39
Issuance of common shares	145	—	162	—	1	—	308	—
Redemption of common shares	(116)	—	(17)	—	—	—	(133)	—
Balance as of March 31, 2018	19,235	$19	20,103	$20	93	$—	39,431	$39

	Class AX		Class TX		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	16,469	$16	10,074	$10	26,543	$26
Issuance of common shares	1,652	2	4,113	4	5,765	6
Redemption of common shares	(44)	—	(4)	—	(48)	—
Balance as of March 31, 2017	18,077	$18	14,183	$14	32,260	$32

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2018 through May 2018 at a gross distribution rate of $0.05083 per month for each share class, less any applicable distribution and stockholder servicing fees.

Distributions will be made on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the Company’s distribution reinvestment plan were reinvested in shares of the same class as the shares on which the distributions were made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The following table outlines the Company’s total cash distributions declared to stockholders for each of the quarters ended during 2018 and 2017, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2018
March 31, 2018	2,544	2,970	5,514
Total	$2,544	$2,970	$5,514
2017
December 31, 2017	$2,636	$3,005	$5,641
September 30, 2017	2,532	2,901	5,433
June 30, 2017 (1)	2,225	2,565	4,790
March 31, 2017 (2)	1,833	2,076	3,909
Total	$9,226	$10,547	$19,773
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

7. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended March 31,		Unpaid as of
Type and Recipient	2018	2017	March 31, 2018	December 31, 2017
Selling Commissions- Dealer Manager	$—	$1,647	$—	$—
Dealer Manager Fee- Dealer Manager	—	704	—	—
Distribution & Stockholder Servicing Fees- Dealer Manager	—	2,058	7,456	8,249
Organization and Offering Costs- the Advisor	503	1,125	6,231	5,728
Acquisition Fees- the Advisor	—	5,273	2	2
Asset Management Fees- the Advisor	1,206	1,162	1,405	1,561
Other- the Advisor (1)	392	285	272	464
Performance Participation Allocation- the Advisor (2)	1,591	—	1,591	251
Interest expense- Hines (3)	187	281	197	10
Property Management Fees- Hines	211	188	22	37
Construction Management Fees- Hines	112	—	6	19
Leasing Fees- Hines	84	—	91	17
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	478	373	130	304
Total	$4,764	$13,096	$17,403	$16,642
(1)  Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.
(2)  As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, the Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership's total return. Total return is defined as distributions paid or accrued plus the change in net asset value of the Company's shares of common stock for the applicable period.  This performance participation allocation is subject to investors earning a 5% return, after considering the effect of any losses carried forward from the prior period (as defined in the Operating Partnership agreement). The performance participation allocation accrues monthly and is payable after the completion of each calendar year.
(3)  Includes amounts paid related to the Hines Credit Facility.

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

As of March 31, 2018, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $398.6 million, was $395.9 million. As of December 31, 2017, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $379.3 million, was $376.5 million. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

9. REPORTABLE SEGMENTS

As described previously, the Company intends to invest the net proceeds from its public offerings in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. The Company’s current business consists of owning, operating, acquiring, developing, investing in, and disposing of real estate assets. All of the Company’s consolidated revenues and property operating expenses as of March 31, 2018 are from the Company’s consolidated real estate properties owned as of that date including 2819 Loker Avenue East, which was sold on March 30, 2018. As a result, the Company’s operating segments have been classified into six reportable segments: domestic office investments, domestic residential/living investments, domestic retail investments, domestic other investments, international office investments, and international residential/living investments.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended March 31,
	2018	2017
Total Revenue
Domestic office investments	$4,028	$3,791
Domestic residential/living investments	1,214	1,163
Domestic retail investments	5,044	4,781
Domestic other investments	1,980	1,912
International office investments	2,098	2,066
International residential/living investments	2,367	73
Total Revenue	$16,731	$13,786

For the three months ended March 31, 2018 and 2017, the Company’s total revenue was attributable to the following countries:

	Three Months Ended March 31,
	2018	2017
Total Revenue
United States	73%	84%
Ireland	18%	16%
United Kingdom	9%	—%

For the three months ended March 31, 2018 and 2017, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Property revenues in excess of expenses (1)
Domestic office investments	$2,718	$2,586
Domestic residential/living investments	774	745
Domestic retail investments	3,162	2,970
Domestic other investments	1,532	1,472
International office investments	1,602	1,623
International residential/living investments	1,724	62
Property revenues in excess of expenses	$11,512	$9,458
(1)  Revenues less property operating expenses, real property taxes and property management fees.

As of March 31, 2018 and December 31, 2017, the Company’s total assets by segment were as follows (in thousands):

	March 31, 2018	December 31, 2017
Total Assets
Domestic office investments	$129,569	$130,901
Domestic residential/living investments	53,030	53,344
Domestic retail investments	199,922	202,093
Domestic other investments	52,490	76,745
International office investments	132,604	116,494
International residential/living investments	123,587	121,919
Corporate-level accounts	44,467	7,521
Total Assets	$735,669	$709,017

As of March 31, 2018 and December 31, 2017, the Company’s total assets were attributable to the following countries:

	March 31, 2018	December 31, 2017
Total Assets
United States	65%	67%
Ireland	25%	23%
United Kingdom	10%	10%

For the three months ended March 31, 2018 and 2017 the Company’s reconciliation of the Company’s property revenues in excess of expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Reconciliation to property revenue in excess of expenses
Net income (loss)	$11,376	$(9,246)
Depreciation and amortization	7,341	7,294
Acquisition related expenses	135	1,861
Asset management and acquisition fees	1,206	6,435
Performance participation allocation	1,591	—
General and administrative expenses	852	762
(Gain) loss on derivative instruments	2	47
Gain on sale of real estate	(14,491)	—
Foreign currency (gains) losses	25	(61)
Interest expense	2,814	2,278
Interest income	(12)	(9)
(Benefit) provision for income taxes	673	97
Total property revenues in excess of expenses	$11,512	$9,458

10. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,225	$2,225
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$1,840	$2,920
Distributions reinvested	$2,990	$1,933
Shares tendered for redemption	$760	$574
Other receivables	$—	$2,799
Non-cash net liabilities assumed	$—	$1,652
Assumption of mortgage upon acquisition of property	$—	$95,260
Offering costs payable to the Advisor	$503	$164
Selling commissions, dealer manager fees and distribution and stockholder servicing fees payable to the Dealer Manager	$—	$1,933
Accrued capital additions	$2,151	$—

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

*****

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the risk factors discussed in “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

The Company

Hines Global Income Trust, Inc. (“Hines Global”), formerly known as Hines Global REIT II, Inc., was formed as a Maryland corporation on July 31, 2013, for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. Hines Global is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years. The Company has elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

We raise capital for our investments through public offerings of our common stock. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014 and commenced our second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Follow-On Offering”) in December 2017. As of May 1, 2018, we had received gross offering proceeds of $411.0 million from the sale of 42.0 million shares through our public offerings, including shares issued pursuant to our distribution reinvestment plan.

Portfolio Highlights

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. As of March 31, 2018, we owned seven real estate investments consisting of 2.5 million square feet that were 97% leased.

We sold 2819 Loker Avenue East on March 30, 2018 for a contract sales price of $38.3 million. We acquired 2819 Loker Avenue East in December 2014 for a net purchase price of $25.4 million and recognized a $14.5 million gain on the sale.

The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of March 31, 2018 ("Estimated Values"), which are consistent with the values used to determine our net asset value per share on that date.

The following charts depict the location of our real estate investments as of March 31, 2018. Approximately 62% of our portfolio is located throughout the United States and approximately 38% is located internationally.

The following table provides additional information regarding each of our properties and is presented as of March 31, 2018.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (1)	Estimated Going-in Capitalization Rate (2)	Leasable Square Feet	Percent Leased
Bishop’s Square	Dublin, Ireland	Office	3/2015; $103.2	6.1%	153,387	89%
Domain Apartments	Las Vegas, Nevada	Residential/Living	1/2016; $58.1	5.5%	331,038	94%
Cottonwood Corporate Center	Salt Lake City, Utah	Office	7/2016; $139.2	6.9%	490,030	96%
Goodyear Crossing II	Phoenix, Arizona	Industrial	8/2016; $56.2	8.5%	820,384	100%
Rookwood	Cincinnati, Ohio	Retail	1/2017; $193.7	6.0%	590,501	95%
Montrose Student Residences	Dublin, Ireland	Residential/Living	3/2017; $40.6	5.5%	53,827	100%
Queen’s Court Student Residences	Reading, United Kingdom	Residential/Living	10/2017; $65.3	6.2%	79,115	100%
Total for All Investments					2,518,282	97%
(1)  The acquisitions of Bishop’s Square, the Montrose Student Residences and the Queen’s Court Student Residences were denominated in foreign currencies, and amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.
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

Operating Highlights

—	We began determining a net asset value ("NAV") per share on a monthly basis as of the end of January 2018.

—	Our NAV per share has increased from $9.69 as of August 31, 2017 to $9.82 as of March 31, 2018 (see chart below).

—	We maintained our gross annualized distribution rate of $0.61 per share for the three months ended March 31, 2018 (see chart below).

Set forth below is additional information regarding our NAV per share since February 29, 2016 (the date our board of directors first determined an NAV per share).

1. Please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2018 for additional information concerning the methodology used to determine, and the limitations of, the NAV per share as of March 31, 2018. Please see our Annual Reports on Form 10-K for the years ended December 31, 2016 and December 31, 2017 as well as our Current Reports on Form 8-K for additional information concerning the NAV per share determined as of prior dates.

2. Prior to February 29, 2016, $8.92 was considered to be the “net investment value” of our shares which was equal to the offering price per share of $10.00 in effect at that time, as arbitrarily determined by our board of directors, net of the applicable selling commissions, dealer manager fees and issuer costs.

Set forth below is additional information regarding our gross annualized distribution rate, excluding any applicable distribution and stockholder servicing fees, since October 1, 2014 (the date our board first authorized distributions to be declared).

1. With the authorization of our board of directors, we declared distributions as of daily record dates and paid them on a monthly basis through December 31, 2017. Beginning in January 2018, we have and intend to continue to declare distributions as of monthly record dates and pay them on a monthly basis.

2. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid, and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. See “— Financial Condition, Liquidity and Capital Resources” for additional information concerning our distributions.

Critical Accounting Policies

Each of our critical accounting policies involves the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates.  In addition, application of these accounting policies involves the exercise of judgments regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. For a discussion of recent accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies, to the accompanying condensed consolidated financial statements. Also, a disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. There have been no significant changes to our policies during 2018.

Financial Condition, Liquidity and Capital Resources

Our principal demands for funds are to make real estate investments, for the payment of operating expenses and distributions, and for the payment of principal and interest on any indebtedness we incur. Generally, we expect to meet operating cash needs from our cash flows from operating activities, and we expect to fund our investments using proceeds of our public offerings, debt proceeds and proceeds from the sales of real estate investments.

We expect that once we have fully invested the proceeds of our public offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. As of March 31, 2018, our portfolio was approximately 50% leveraged, based on the Estimated Values of our real estate investments.

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

Cash Flows from Operating Activities

Our properties generate cash flow in the form of rental revenues, which are used to pay direct leasing costs, property-level operating expenses and interest payments. Additionally, we incur corporate level costs and expenses such as general and administrative expenses, acquisition expenses and acquisition fees (prior to January 2018), asset management fees, and the performance participation allocation.

Net cash provided by operating activities for the three months ended March 31, 2018 increased by $6.3 million as compared to the same period in the prior year, which is primarily due to a reduction in acquisition-related expenses for the three months ended March 31, 2018. We adopted ASU 2017-01 in January 2018, which will have a significant impact on our operating cash flows in future periods as compared to prior periods. Prior to the adoption of ASU 2017-01, our property acquisitions were deemed to be business combinations and, as a result acquisition-related expenses and fees were expensed as incurred and included as a reduction to operating cash flows when paid. Following the adoption of ASU 2017-01, our property acquisitions will generally be deemed asset acquisitions and, accordingly, acquisition-related expenses and fees (if any) will be capitalized and included in cash flows from investing activities. We paid $8.4 million in acquisition-related expenses and fees during the three months ended March 31, 2017 that reduced operating cash flows since they were incurred prior to the adoption ASU 2017-01.

Excluding the $8.4 million in acquisition-related expenses and fees paid during the three months ended March 31, 2017, operating cash flows decreased for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, due to timing differences related to property tax payments made at our retail property.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 and 2017 were primarily due to the following:

Three months ended March 31, 2018

—	Capital expenditures of approximately $3.5 million primarily related to development work at Bishop’s Square and various capital improvements at our properties. With respect to the development works at Bishop’s Square, we expect the total construction costs to approximate €14.8 million (approximately $18.2 million assuming a rate of $1.23 per EUR as of March 31, 2018) and for the development works to be complete in the fourth quarter of 2018.

—	We received proceeds of $37.1 million from the sale of 2819 Loker Avenue East, a Class–A industrial property located in Carlsbad, California, on March 30, 2018. We sold 2819 Loker Avenue East for a contract sales price of $38.3 million and we acquired 2819 Loker Avenue East in December 2014 for a net purchase price of $25.4 million.

Three months ended March 31, 2017

—	Payment of $133.9 million related to the acquisition of Rookwood Commons and Rookwood Pavilion and the Montrose Student Residences.

Cash Flows from Financing Activities

Public Offerings

During the three months ended March 31, 2017, we raised gross proceeds of $54.4 million from our public offering, excluding proceeds from the distribution reinvestment plan. Since we recently commenced our capital raise related to our Follow-On Offering, we have not yet raised gross proceeds related to our Follow-On Offering in 2018. In addition, during the three months ended March 31, 2018 and 2017, we redeemed $1.3 million and $0.5 million shares of our common stock pursuant to our share redemption program, respectively.

In addition to the investing activities described previously, we have used proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the three months ended March 31, 2018 and 2017, we made payments of $0.8 million and $2.5 million, respectively, for selling commissions, dealer manager fees, distribution and stockholder servicing fees related to our public offerings. The decrease in selling commissions, dealer manager fees and distribution and stockholder servicing fees for the three months ended March 31, 2018 as compared to the same period in 2017 is a result of us not raising capital in the first quarter of 2018 as described above.

Through December 5, 2017, we also used proceeds from the Initial Offering to make payments to our Advisor for the reimbursement of organization and offering costs that were deemed issuer costs. For the three months ended March 31, 2017, we reimbursed our Advisor $1.0 million for these for these organization and offering costs. Effective December 6, 2017, the Advisor agreed to advance all of our organization and offering costs, consisting of issuer costs and certain underwriting costs (but excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) related to our public offerings, through December 31, 2018. We will reimburse the Advisor for all such advanced expenses, as well as any organization and offering costs incurred in prior periods related to our Initial Offering, ratably through December 31, 2023, to the extent cumulative organization and offering costs do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from our public offerings.

Distributions

With the authorization of our board of directors, we declared distributions as of daily record dates and paid them on a monthly basis through December 31, 2017. Beginning in January 2018, we have and intend to continue to declare distributions as of monthly record dates and pay them on a monthly basis. With the authorization of our board of directors, we declared monthly distributions from January 2018 through May 2018 at a gross distribution rate of $0.05083 per month for each share class less any applicable distribution and stockholder servicing fees. Distributions will be made on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

Distributions paid to stockholders during the three months ended March 31, 2018 and 2017 were $5.5 million and $3.7 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan.  We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the three months ended March 31, 2018 and March 31, 2017, we funded 15% and 100% of total distributions with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which include offering proceeds. As described previously, we paid acquisition fees and acquisition-related expenses of $8.4 million for the three months ended March 31, 2017. Acquisition fees and acquisition-related expenses were expensed prior to the adoption of ASU 2017-01 and therefore reduced cash flows from operating activities for that period. However, we funded such acquisition fees and acquisition-related expenses with proceeds from our public offerings and/or acquisition-related indebtedness.

The following table outlines our total distributions declared to stockholders for each of the quarters during 2018 and 2017, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	Stockholders			Distributions Paid With Cash Flows From Operating Activities (1)
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2018
March 31, 2018	$2,544	$2,970	$5,514	$4,674	85%
Total	$2,544	$2,970	$5,514	$4,674	85%
2017
December 31, 2017	$2,636	$3,005	$5,641	$—	—%
September 30, 2017	2,532	2,901	5,433	3,869	71%
June 30, 2017 (2)	2,225	2,565	4,790	4,793	100%
March 31, 2017 (3)	1,833	2,076	3,909	—	—%
Total	$9,226	$10,547	$19,773	$8,662	44%
(1)  Includes distributions paid to noncontrolling interests.

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

Debt Financings

As mentioned previously, our portfolio was approximately 50% leveraged as of March 31, 2018 (based on the Estimated Values) with a weighted average interest rate of 2.71%. Below is additional information regarding our loan activity for the three months ended March 31, 2018 and 2017. See Note 4 — Debt Financing for additional information regarding our outstanding debt.

Three months ended March 31, 2018

—	We borrowed $15.5 million under the Hines Credit Facility primarily to provide cash for the Bishop's Square expansion. We had an outstanding balance of $26.7 million under the Hines Credit Facility as of March 31, 2018 which was subsequently repaid in April 2018 using proceeds received from the sale of 2819 Loker Avenue East.

Three months ended March 31, 2017

—	We assumed $96.0 million in mortgage loans related to the acquisition of Rookwood which was recorded as a significant non-cash financing activity in our statement of cash flows.

—	We entered into $24.4 million of permanent mortgage financing related to the acquisition of the Montrose Student Residences and paid $0.2 million to purchase an interest rate cap to effectively cap the Euribor interest rate at 1.25% with a notional amount of €17.0 million (approximately $18.3 million assuming a rate of $1.08 per EUR as of the date of the agreement).

—	We made payments of $0.4 million in financing costs related to the mortgage loans at Rookwood and the Montrose Student Residences.

—	We borrowed $7.0 million under the Hines Credit Facility and made payments of $31.8 million on this facility, which resulted in us having an outstanding balance of $31.2 million under this facility as of March 31, 2017.

Results of Operations

The following table presents the property-level revenues in excess of expenses for the three months ended March 31, 2018 as compared to the same period in 2017, by reportable segment. Same-store properties for the three months ended March 31, 2018 includes four properties owned as of January 1, 2017 that were 98% leased as of March 31, 2018 compared to 98% leased as of March 31, 2017. In total, property revenues in excess of expenses of the same-store properties increased 3% for the three months ended March 31, 2018 as compared to the same period in 2017. Therefore, changes in our results of operations are primarily due to the acquisition of properties and the disposition of 2819 Loker Avenue East.

Below is additional information regarding our same-store results and other financial results with variances from the comparative period. All amounts are in thousands, except for percentages:

	Three Months Ended March 31,		Change
	2018	2017	$	%
Property revenues in excess of expenses(1)
Same-store properties
Domestic office investments	$2,718	$2,592	$126	5%
Domestic residential/living investments	1,026	1,007	19	2%
Domestic other investments	774	745	29	4%
International office investments	1,602	1,623	(21)	(1)%
Total same-store properties	$6,120	$5,967	$153	3%
Recent acquisitions	4,886	3,028	1,858	61%
Disposed properties	506	463	43	9%
Total property revenues in excess of expenses	$11,512	$9,458	$2,054	22%
(1)  Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

The table below includes additional information regarding changes in our results of operations, including explanations for significant changes:

	Three Months Ended March 31,		Change
	2018	2017	$	%
Other
Depreciation and amortization	$7,341	$7,294	$47	1%
Acquisition related expenses	$135	$1,861	$(1,726)	(93)%
Asset management and acquisition fees	$1,206	$6,435	$(5,229)	(81)%
Performance participation allocation	$1,591	$—	$1,591	—%
General and administrative expenses	$852	$762	$90	12%
Gain on sale of real estate	$(14,491)	$—	$(14,491)	—%
Interest expense	$2,814	$2,278	$536	24%
Provision for income taxes	$673	$97	$576	594%

Acquisition related expenses: Acquisition related expenses represent third-party costs related to the acquisition of our real estate investments, including those properties which we may acquire in future periods. These costs vary significantly from one acquisition to the next and generally tend to be higher for our international acquisitions. Prior the adoption of ASU 2017-01, our property acquisitions were deemed to be business combinations and, as a result acquisition-related expenses were expensed as incurred. Following the adoption of ASU 2017-01, our property acquisitions will generally be deemed asset acquisitions and, accordingly, acquisition-related expenses will be capitalized and not recorded as an expense as incurred. While we did not acquire any properties in the first quarter of 2018, we incurred acquisition-related expenses related to properties we are no longer pursuing for the three months ended March 31, 2018 which were recorded to expense as incurred.

Asset management and acquisition fees: For the three months ended March 31, 2017, we acquired $234.3 million in real estate investments and we paid our Advisor acquisition fees equal to 2.25% of the purchase price of these real estate investments.  The acquisition fees were recorded as an expense (see above) since they were incurred prior to the adoption of ASU 2017-01. Effective as of December 6, 2017, we no longer pay acquisition fees to our Advisor.

For the three months ended March 31, 2017, we paid monthly asset management fees to our Advisor based on an annual fee equal to 0.75% of (i) the cost of our real estate investments or (ii) with respect to our real estate investments included in our board of directors’ most recent determination of an estimated NAV per share, the most recently determined value of such real estate investments. For the three months ended March 31, 2017, we incurred $1.2 million in asset management fees payable to our Advisor.

Additionally, as of December 6, 2017, the monthly asset management fee payable to our Advisor is equal to 0.0625% per month of the value of our real estate investments at the end of each month and in no event will the asset management fee exceed an amount equal to 1/12th of 1.25% of our NAV at the end of each applicable month. For the three months ended March 31, 2018, we incurred $1.2 million in asset management fees payable to our Advisor.

Performance participation allocation: We accrued $1.6 million related to the performance participation allocation as a result of the total return being greater than the 5% hurdle amount during the three months ended March 31, 2018. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. See Note 7—Related Party Transactions, for additional information regarding the performance participation allocation. The Operating Partnership Agreement had not been amended to provide for the performance participation allocation for the three months ended March 31, 2017.

Gain on sale of real estate: We sold 2819 Loker Avenue East for a contract sales price of $38.3 million on March 30, 2018 and we acquired 2819 Loker Avenue East in December 2014 for a net purchase price of $25.4 million. We recognized a gain of $14.5 million related to this sale. We had no property dispositions during the three months ended March 31, 2017.

Interest expense: Interest expense increased for three months ended March 31, 2018 as a result of an increase in our principal outstanding as of March 31, 2018 as compared to March 31, 2017. As of March 31, 2018, we had $398.6 million in principal outstanding with a weighted average interest rate of 2.71% as compared to $350.7 million in principal outstanding as of March 31, 2017 with a weighted average interest rate of 2.54%.

Provision for income taxes: Provision for income taxes increased by $0.6 million for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 as a result of changes in our deferred tax assets and liabilities related to book / tax timing differences at our international subsidiaries.

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

In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted this guidance on January 1, 2018 and we expect that most of our real estate transactions completed after that date will be accounted for using the asset acquisition guidance and, accordingly, the related acquisition-related expenses and acquisition fees will be treated under a capitalization/depreciation model and will not be included in FFO or MFFO (as discussed below). Prior to ASU 2017-01, real estate acquisitions were generally considered business combinations and the acquisition-related expenses and acquisition fees were treated as operating expenses under GAAP.

In addition to FFO, management uses MFFO, as defined by the Investment Program Association (the “IPA”), except that we further adjust MFFO by eliminating the performance participation allocation (as described below), as a non-GAAP supplemental financial performance measure to evaluate our operating performance. The IPA has recommended the use of

MFFO as a supplemental measure for publicly registered, non-listed REITs to enhance the assessment of the operating performance of a non-listed REIT. MFFO is not equivalent to our net income or loss as determined under GAAP. MFFO may not be useful as a measure of the long-term operating performance of our investments and our calculation of MFFO may not be comparable to those of other publicly registered, non-listed REITs that operate with a limited life and targeted exit strategy. MFFO includes funds generated by the operations of our real estate investments and funds used in our corporate-level operations. MFFO is based on FFO, but includes certain additional adjustments which we believe are appropriate. Such items include reversing the effects of straight-line rent revenue recognition, fair value adjustments to derivative instruments that do not qualify for hedge accounting treatment and certain other items as described below. Some of these adjustments are necessary to address changes in the accounting and reporting rules under GAAP such as the accounting for acquisition-related expenses from a capitalization/depreciation model to an expensed-as-incurred model that were put into effect in 2009 and other changes to GAAP rules for real estate subsequent to the establishment of NAREIT’s definition of FFO. These changes in the accounting and reporting rules under GAAP affected all industries, and as a result of these changes, acquisition fees and expenses are typically accounted for as operating expenses under GAAP. Management believes these fees and expenses do not affect our overall long-term operating performance. These changes also have prompted a significant increase in the magnitude of non-cash and non-operating items included in FFO, as defined. Such items include amortization of out-of-market lease intangible assets and liabilities and certain tenant incentives.

The purchase of properties, and the corresponding expenses associated with that process, including any acquisition fees and expenses, is a key operational feature of our business plan to generate operational income and cash flows in order to make distributions to our stockholders. MFFO excludes any acquisition fees payable to our Advisor and acquisition expenses. As described above, prior to the adoption of ASU 2017-01, under GAAP, acquisition fees and expenses were characterized as operating expenses in determining operating net income prior to 2018. These expenses are paid in cash by us, and therefore such funds will not be available to distribute to our stockholders. All paid and accrued acquisition fees and expenses with respect to the acquisition of a property negatively impact our operating performance during the period in which the property is acquired and will have negative effects on returns to our stockholders, the potential for future distributions, and future cash flows, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the property, the related acquisition fees and expenses and other costs related to such property. In addition, if we acquire a property after all offering proceeds from our public offerings have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless our Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to our Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. Therefore, MFFO may not be an accurate indicator of our operating performance, especially during periods in which properties are being acquired. Since MFFO excludes any acquisition fees and expenses, MFFO would only be comparable to the operations of non-listed REITs that have completed their acquisition activity and have other similar operating characteristics.

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

Further, FFO and MFFO are not intended to be used as liquidity measures indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. Please see the limitations listed below associated with the use of MFFO:

—	As we are currently in the acquisition phase of our life cycle, acquisition costs and other adjustments that are increases to MFFO are, and may continue to be, a significant use of cash and dilutive to the value of an investment in our shares.

—	MFFO excludes any acquisition fees payable to our Advisor and acquisition expenses. Although these amounts reduce net income, we generally fund such costs with proceeds from our public offerings and/or acquisition-related indebtedness and do not consider these fees and expenses in the evaluation of our operating performance and determining MFFO.

—	We use interest rate caps as economic hedges against the variability of interest rates on our variable interest rate borrowings. Although we generally expect to hold these instruments to maturity, if we were to settle these instruments currently, it would have an impact on our operating performance. Additionally, these derivative instruments are measured at fair value on a quarterly basis in accordance with GAAP. MFFO excludes gains (losses) related to changes in the estimated values of our derivative instruments because such adjustments may not be reflective of ongoing operations and may reflect unrealized impacts on our operating performance.

—	We utilize the definition of FFO as set forth by NAREIT and the definition of MFFO as set forth by the IPA except that we further adjust MFFO by eliminating the performance participation allocation. Our FFO and MFFO as presented may not be comparable to amounts calculated by other REITs, if they use different approaches.

—	Our business is subject to volatility in the real estate markets and general economic conditions, and adverse changes in those conditions could have a material adverse impact on our business, results of operations and MFFO. Accordingly, the predictive nature of MFFO is uncertain and past performance may not be indicative of future results.

Neither the SEC, NAREIT nor any regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO or MFFO. In the future, the SEC, NAREIT or a regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO or MFFO.

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations for the three months ended March 31, 2018 and 2017 and the period from inception through March 31, 2018 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended March 31,		Period from July 31, 2013 (date of inception) through March 31, 2018
	2018	2017
Net income (loss)	$11,376	$(9,246)	$(24,116)
Depreciation and amortization (1)	7,341	7,294	56,656
Gain on sale of real estate	(14,491)	—	(14,491)
Adjustments for noncontrolling interests (2)	1	(8)	169
Funds From Operations attributable to common stockholders	4,227	(1,960)	18,218
Loss (gain) on derivative instruments (3)	2	47	421
Loss (gain) on foreign currency (4)	52	(76)	(349)
Other components of revenues and expenses (5)	(462)	(627)	(5,574)
Acquisition fees and expenses (6)	(1)	7,134	23,347
Performance participation allocation(7)	1,591	—	1,842
Adjustments for noncontrolling interests (2)	—	(4)	(84)
Modified Funds From Operations attributable to common stockholders	$5,409	$4,514	$37,821
Basic and diluted income (loss) per common share	$0.29	$(0.32)	$(1.59)
Funds From Operations attributable to common stockholders per common share	$0.11	$(0.07)	$1.21
Modified Funds From Operations attributable to common stockholders per common share	$0.14	$0.15	$2.50
Weighted average shares outstanding	39,398	29,360	15,101
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

(5)  Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three months ended March 31, 2018 and 2017 and the period from inception through March 31, 2018 (in thousands):

	Three Months Ended March 31,		Period from July 31, 2013 (date of inception) through March 31, 2018
	2018	2017
Straight-line rent adjustment (a)	$(338)	$(400)	$(4,235)
Amortization of lease incentives (b)	67	8	169
Amortization of out-of-market leases (b)	(244)	(288)	(1,773)
Other	53	53	265
	$(462)	$(627)	$(5,574)
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

(6)  Represents acquisition-related expenses and acquisition fees paid to our Advisor which were expensed in our condensed consolidated statements of operations prior to adoption of ASU 2017-01 on January 1, 2018. We fund such costs with proceeds from our public offerings and/or acquisition-related indebtedness, and therefore do not consider these expenses in evaluating our operating performance and determining MFFO.

(7) As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. See Note 7 — Related Party Transactions, for additional information regarding the performance participation allocation. We do not consider the performance participation allocation in evaluating our operating performance and determining MFFO.

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

—	For the three months ended March 31, 2018 and 2017, we incurred $0.5 million and $0.3 million in distribution and stockholder servicing fees.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from our debt financings, proceeds from our public offerings, cash advances from our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets to fund distributions to our stockholders. For example, for the three months ended  March 31, 2018 and March 31, 2017, we funded 15% and 100% of total distributions with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through March 31, 2018, we declared $38.4 million of distributions to our stockholders, compared to our total aggregate FFO of $18.2 million and our total aggregate net loss of $24.1 million for that period. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which were recorded as reductions to net income (loss) and FFO prior to the adoption of ASU 2017–01 as described above. From inception through January 1, 2018 (the date we adopted ASU 2017–01) we incurred acquisition fees and expenses totaling $23.3 million. For the three months ended March 31, 2018, we declared $5.5 million of distributions to our stockholders compared to our total aggregate FFO of $4.2 million. For the three months ended March 31, 2017, we declared $3.9 million of distributions to our stockholders compared to our total aggregate FFO loss of $2.0 million.

Related Party Transactions and Agreements

We have entered into agreements with our Advisor, our Dealer Manager and Hines and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee, distribution and stockholder servicing fees, and payments to our Advisor for reimbursement of organization and offering costs. During the acquisition and operational stages, these include payments for certain services related to the management and performance of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 7 — Related Party Transactions in Item 1 of this Quarterly Report on Form 10-Q, as well as Note 8 — Related Party Transactions in our Annual Report on Form 10-K for the year ended December 31, 2017 for additional information concerning our related party transactions and agreements.

Off-Balance Sheet Arrangements

As of March 31, 2018 and December 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of March 31, 2018, we were exposed to the market risks listed below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of March 31, 2018, we had $227.2 million of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $2.3 million in interest expense. Additionally, we have entered into interest rate caps to limit our exposure to rising interest rates related to our mortgage loans secured by Bishop’s Square and the Montrose Student Residences. See Note 4 — Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt.

Foreign Currency Risk

Our investments in Bishop’s Square, the Montrose Student Residences and the Queen’s Court Student Residences are subject to the effects of exchange rate movements among the Euro, the British Pound and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements. We have entered into mortgage loans denominated in Euros and British Pounds for these investments, which provide a natural hedge with regard to changes in exchange rates among the Euro, the British Pound and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of Euros and British Pounds, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Based upon our analysis, a 10% immediate, unfavorable change in the exchange rate between the Euro and U.S. dollar would have decreased the net book value of our investments in Bishop’s Square and the Montrose Student Residences by approximately $5.9 million and would have reduced the year-to-date net income (loss) of Bishop’s Square and the Montrose Student Residences by an immaterial amount. Similarly, a 10% immediate, unfavorable change in the exchange rate between the British Pound and U.S. dollar would have decreased the net book value of our investment in the Queen’s Court Student Residences by approximately $2.8 million and would have increased the year-to-date net income (loss) of the Queen’s Court Student Residences by an immaterial amount.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of May 11, 2018, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

We are subject to a number of risks and uncertainties, which are discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. With the exception of the risk factor set forth below, there have been no material changes to the risk factors set forth under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

The U.S. Department of Labor, or DOL, has adopted certain amendments, including an amendment to the definition of “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, and the Code, which could impact our ability to raise significant additional capital in the Offering.

The DOL has adopted certain amendments, including an amendment to the definition of “fiduciary” under ERISA and the Code. The amendments have broadened the definition of “fiduciary” and have changed the prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including individual retirement accounts). A portion of the final regulation and the related exemptions took effect on June 9, 2017, with full implementation further delayed until July 1, 2019. In March 2018, the United States Court of Appeals for the Fifth Circuit issued a decision vacating the final regulation in its entirety, but that decision does not take effect until May 2018 and its effectiveness could be delayed further or permanently if there is an appeal, some other judicial review of the decision or other governmental action. The final regulation could negatively impact our ability to raise capital in our public offering through the sale of shares to benefit plans and IRAs, which could adversely affect our financial condition and results of operations. We may experience these negative effects if the final regulation is implemented in 2019 as well as before it is implemented, due to the uncertainty concerning how the regulation will be implemented and its impact. The final regulation and the accompanying exemptions are complex, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this regulation and related developments.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

Issuer Redemptions of Equity Securities

In connection with the Follow-On Offering, our board of directors (i) approved the termination of our share redemption program applicable to Class AX shares and Class TX shares and (ii) approved the amendment and restatement of our share redemption program applicable to Class IX shares and Class JX shares, in order to make it applicable to all classes of shares of our common stock (the “Amended SRP”). The Amended SRP replaced our share redemption programs, effective as of December 4, 2017.

The Amended SRP may allow stockholders who have purchased shares from us or received their shares through a non-cash transaction, not in the secondary market, to have their shares redeemed subject to certain limitations and restrictions. Redemptions under the Amended SRP will be made on a monthly basis. Subject to the limitations of and restrictions on the Amended SRP, and subject to funds being available as described below, shares redeemed under the Amended SRP will be redeemed at the transaction price in effect on the date of redemption, which generally will be a price equal to the NAV per share applicable to the class of shares being redeemed and most recently disclosed by us in a public filing with the SEC (subject to the 5% holding discount described below).

Under the Amended SRP, we may redeem during any calendar month shares (including IPO Shares) whose aggregate value (based on the redemption price per share in effect when the redemption is effected) is 2% of our aggregate NAV as of the last calendar day of the previous month (the “2% Monthly Limitation”) and during any calendar quarter whose aggregate value (based on the redemption price per share in effect when the redemption is effected) is up to 5% of our aggregate NAV as of the last calendar day of the prior calendar quarter (the “5% Quarterly Limitation”). During a given quarter, if in each of the first two months of such quarter the 2% Monthly Limitation is reached and stockholders’ redemptions are reduced pro rata for such months, then in the third and final month of that quarter, the applicable limit for such month will likely be less than 2% of our aggregate NAV as of the last calendar day of the previous month because the redemptions for that month, combined with the redemptions in the previous two months, cannot exceed the 5% Quarterly Limitation.

There is no minimum holding period for shares under the Amended SRP and stockholders may request that we redeem their shares at any time. However, shares that have not been outstanding for at least one year will be redeemed at 95% of the transaction price (the “5% holding discount”) that would otherwise apply; provided, that, the period that a Class T share, Class S share and/or Class D share was held prior to being converted into a Class I share will count toward the total hold period for a Class I share, the period that a Class TX share was held prior to being converted into a Class AX share will count toward the total hold period for a Class AX share and the period that a Class IX share was held prior to being converted into a Class JX share will count toward the total hold period for a Class JX share. Upon request, we intend to waive the 5% holding discount in the case of the death or disability of a stockholder. The 5% holding discount also will be waived with respect to shares issued pursuant to our distribution reinvestment plan and any shares issued as stock dividends.

Unless our board of directors determines otherwise, we intend to fund redemptions pursuant to the Amended SRP from any available cash sources at its disposal, including available cash, cash flow from operations, the sale of real estate-related securities and other assets, borrowings or offering proceeds, without any limitation on the amounts we may pay from such sources. Our board of directors will have complete discretion to determine whether all of such funds will be applied to redemptions pursuant to the Amended SRP, whether such funds are needed for other purposes or whether additional funds from other sources may be used for redemptions pursuant to the Amended SRP.

Our board of directors may terminate, suspend or amend the Amended SRP at any time without stockholder approval if the directors believe such action is in the best interests of our stockholders, or if they determine the funds otherwise available to fund redemptions are needed for other purposes. In addition, our board of directors may determine to suspend the Amended SRP due to regulatory changes, changes in law or if our board of directors becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed. Material modifications, including any reduction to the monthly or quarterly limitations on redemptions, and suspensions of the program will be disclosed promptly to stockholders in a prospectus supplement (or post-effective amendment if required by the Securities Act) or current report on Form 8-K filed with the SEC. Any material modifications will also be disclosed on our website.

The following table lists shares we redeemed under our share redemption program during the period covered by this report, including the average price paid per share, which represents all of the share repurchase requests received for the same period.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs
January 1, 2018 to January 31, 2018	2,064	$9.69	2,064	786,511	(1)
February 1, 2018 to February 28, 2018	58,544	$9.69	58,544	736,122	(1)
March 1, 2018 to March 31, 2018	72,091	$9.78	72,091	795,183	(1)
Total	132,699		132,699
(1)  Amount provided represents the 2% Monthly Limitation which can be further limited by the 5% Quarterly Limitation. See the description of the Amended SRP above for a description of the limitations on the number of shares that may be redeemed pursuant to the Amended SRP.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6.  Exhibits

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11, File No. 333-191106 (the “IPO Registration Statement”) on August 15, 2014 and incorporated by reference herein)

3.2
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the IPO Registration Statement on December 12, 2014 and incorporated by reference herein)

3.3
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 6 to the IPO Registration Statement on August 12, 2015 and incorporated by reference herein)

3.4
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 12 to the IPO Registration Statement on April 28, 2017 and incorporated by reference herein)

3.5
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on October 16, 2017 and incorporated by reference herein)

3.6
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.5 to Pre-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-11, File No. 333-220046 (the "Follow-On Registration Statement") on December 1, 2017 and incorporated by reference herein)

3.7
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.6 to Pre-Effective Amendment No. 1 to the Follow-On Registration Statement on December 1, 2017 and incorporated by reference herein)

3.8
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (filed as Exhibit 3.7 to Pre-Effective Amendment No. 1 to the Follow-On Registration Statement on December 1, 2017 and incorporated by reference herein)

3.9
Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the IPO Registration Statement on August 15, 2014 and incorporated by reference herein)

3.10
Amendment No. 1 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.), dated September 23, 2015 (filed as Exhibit 3.5 to Post-Effective Amendment No. 7 to the IPO Registration Statement on November 17, 2015 and incorporated by reference herein)

3.11
Amendment No. 2 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on September 14, 2017 and incorporated by reference herein)

4.1
Forms of Subscription Agreements (filed as Appendix A-1 and Appendix A-2 to Prospectus Supplement No. 4 to the Prospectus dated December 6, 2017, filed on March 12, 2018 and incorporated by reference herein)

4.2	Sixth Amended and Restated Distribution Reinvestment Plan, effective as of December 4, 2017 (filed as Appendix B to the Prospectus dated December 6, 2017 and incorporated by reference herein)
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

99.1
Hines Global Income Trust, Inc. Share Redemption Program, effective as of December 4, 2017 (filed as Exhibit 99.4 to Pre-Effective Amendment No. 1 to the Follow-On Registration Statement on December 1, 2017 and incorporated by reference herein)

101 INS*	Instance Document—The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES GLOBAL INCOME TRUST, INC.

May 11, 2018	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

May 11, 2018	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary