Form 10-Q
period 2018-06-30
HINES GLOBAL INCOME TRUST, INC.
filed 2018-08-14
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of August 9, 2018, approximately 19.2 million shares of the registrant’s Class AX common stock, 20.0 million shares of the registrant’s Class TX common stock, 0.1 million shares of the registrant’s Class IX common stock, 0.8 million shares of the registrant’s Class T common stock, 0.3 million shares of the registrant’s Class D common stock and 5,946 shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2018		December 31, 2017
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$550,769		$572,833
Cash and cash equivalents	33,780		18,170
Restricted cash	3,357		6,383
Derivative instruments	71		110
Tenant and other receivables, net	6,392		8,402
Intangible lease assets, net	84,348		95,137
Deferred leasing costs, net	4,746		4,615
Other assets	3,394		3,367
Total assets	$686,857	—	$709,017
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$14,542		$15,570
Due to affiliates	18,620		16,642
Intangible lease liabilities, net	14,907		15,939
Other liabilities	5,593		8,601
Distributions payable	1,844		1,868
Note payable to affiliate	—		11,200
Notes payable, net	362,008		365,652
Total liabilities	$417,514		$435,472

Commitments and contingencies (Note 11)	—		—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2018 and December 31, 2017	—		—
Common shares, $0.001 par value per share (Note 6)	40		39
Additional paid-in capital	336,437		336,761
Accumulated distributions in excess of earnings	(69,273)		(68,193)
Accumulated other comprehensive income (loss)	2,139		4,938
Total stockholders’ equity	269,343		273,545
Noncontrolling interests	—		—
Total equity	269,343		273,545
Total liabilities and equity	$686,857		$709,017
See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2018 and 2017
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$15,725	$14,496	$32,168	$28,082
Other revenue	249	248	537	447
Total revenues	15,974	14,744	32,705	28,529
Expenses:
Property operating expenses	2,668	2,271	5,494	4,254
Real property taxes	2,018	2,971	4,099	5,091
Property management fees	344	253	656	478
Depreciation and amortization	6,959	7,611	14,300	14,905
Acquisition related expenses	10	230	144	2,091
Asset management and acquisition fees	1,214	1,221	2,420	7,656
Performance participation allocation	1,185	—	2,777	—
General and administrative expenses	659	517	1,511	1,279
Total expenses	15,057	15,074	31,401	35,754
Income (loss) before other income (expenses)	917	(330)	1,304	(7,225)
Other income (expenses):
Gain (loss) on derivative instruments	(45)	(27)	(47)	(74)
Gain on sale of real estate	—	—	14,491	—
Foreign currency gains (losses)	(291)	234	(316)	295
Interest expense	(2,677)	(2,314)	(5,491)	(4,592)
Interest income	34	4	47	13
Income (loss) before benefit (provision) for income taxes	(2,062)	(2,433)	9,988	(11,583)
Benefit (provision) for income taxes	654	325	(20)	229
Net income (loss)	(1,408)	(2,108)	9,968	(11,354)
Net (income) loss attributable to noncontrolling interests	(3)	(3)	(6)	(6)
Net income (loss) attributable to common stockholders	$(1,411)	$(2,111)	$9,962	$(11,360)
Basic and diluted income (loss) per common share	$(0.04)	$(0.06)	$0.25	$(0.36)
Weighted average number of common shares outstanding	39,489	34,582	39,443	31,985

Comprehensive income (loss):
Net income (loss)	$(1,408)	$(2,108)	$9,968	$(11,354)
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,515)	3,732	(2,799)	4,150
Comprehensive income (loss)	$(6,923)	$1,624	$7,169	$(7,204)
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(3)	(6)	(6)
Comprehensive income (loss) attributable to common stockholders	$(6,926)	$1,621	$7,163	$(7,210)

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2018 and 2017
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2018	39,256	$39	$336,761	$(68,193)	$4,938	$273,545	$—
Issuance of common shares	772	1	7,588	—	—	7,589	—
Distributions declared (1)	—	—	—	(11,042)	—	(11,042)	(6)
Redemption of common shares	(528)	—	(6,244)	—	—	(6,244)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(24)	—	—	(24)	—
Offering costs	—	—	(1,644)	—	—	(1,644)	—
Net income (loss)	—	—	—	9,962	—	9,962	6
Foreign currency translation adjustment	—	—	—	—	(2,799)	(2,799)	—
Balance as of June 30, 2018	39,500	$40	$336,437	$(69,273)	$2,139	$269,343	$—

(1)
For the three months ended June 30, 2018, the Company declared cash distributions, net of any applicable distributions and stockholder servicing fees, of approximately $0.15 for Class AX, Class IX, Class D, and Class I shares, and $0.13 for Class TX, Class T, and Class S shares. For the six months ended June 30, 2018, the Company declared cash distributions, net of any applicable distributions and stockholder servicing fees, of approximately $0.30 for Class AX and Class I shares, $0.26 for Class TX, Class T, and Class S shares, and $0.29 for Class IX and Class D shares.

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2017	26,542	$26	$224,134	$(31,222)	$(2,755)	$190,183	$—
Issuance of common shares	10,166	10	100,128	—	—	100,138	—
Distributions declared (1)	—	—	—	(8,699)	—	(8,699)	(6)
Redemption of common shares	(125)	—	(1,198)	—	—	(1,198)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(7,968)	—	—	(7,968)	—
Offering costs	—	—	(2,386)	—	—	(2,386)	—
Net income (loss)	—	—	—	(11,360)	—	(11,360)	6
Foreign currency translation adjustment	—	—	—	—	4,150	4,150	—
Balance as of June 30, 2017	36,583	$36	$312,710	$(51,281)	$1,395	$262,860	$—

(1)
For the three months ended June 30, 2017, the Company declared cash distributions, net of any applicable distributions and stockholder servicing fees, of approximately $0.15 for Class AX shares, $0.13 for Class TX shares, and $0.10 for Class IX shares. For the six months ended June 30, 2017, the Company declared cash distributions, net of any applicable distributions and stockholder servicing fees, of approximately $0.29 for Class AX shares, $0.25 for Class TX shares, and $0.10 for Class IX shares.

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2018 and 2017
(UNAUDITED)

	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,968	$(11,354)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	14,307	14,609
Gain on sale of real estate	(14,491)	—
Foreign currency (gains) losses	316	(295)
(Gain) loss on derivative instruments	47	74
Changes in assets and liabilities:
Change in other assets	384	(493)
Change in tenant and other receivables	1,933	(2,675)
Change in deferred leasing costs	(4,335)	(476)
Change in accounts payable and accrued expenses	(198)	5,016
Change in other liabilities	(2,947)	503
Change in due to affiliates	1,755	(1,128)
Net cash from operating activities	6,739	3,781
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	—	(131,758)
Capital expenditures at operating properties	(8,095)	(420)
Proceeds from sale of real estate	37,087	—
Net cash from (used in) investing activities	28,992	(132,178)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	1,628	96,882
Redemption of common shares	(5,174)	(1,196)
Payment of offering costs	—	(2,319)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(1,322)	(4,798)
Distributions paid to stockholders and noncontrolling interests	(5,111)	(3,866)
Proceeds from notes payable	—	24,386
Payments on notes payable	(844)	(819)
Proceeds from related party note payable	15,500	7,000
Payments on related party note payable	(26,700)	(63,000)
Change in security deposit liability	100	(18)
Deferred financing costs paid	(127)	(405)
Payments related to interest rate contracts	(10)	(169)
Net cash from (used in) financing activities	(22,060)	51,678
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(1,087)	745
Net change in cash, restricted cash and cash equivalents	12,584	(75,974)
Cash, restricted cash and cash equivalents, beginning of period	24,553	99,713
Cash, restricted cash and cash equivalents, end of period	$37,137	$23,739

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST INC, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2018 and 2017

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of June 30, 2018 and December 31, 2017, the results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

Hines Global Income Trust, Inc. (the “Company”), formerly known as Hines Global REIT II, Inc., was incorporated in Maryland on July 31, 2013, to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years. The Company is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines. The Company intends to conduct substantially all of its operations through Hines Global REIT II Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of June 30, 2018 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

As of June 30, 2018, the Company owned direct real estate investments in seven properties totaling 2.5 million square feet that were 98% leased. The Company raises capital for its investments through public offerings of its common stock. The Company commenced its initial public offering of up to $2.5 billion in shares of its common stock (the “Initial Offering”) in August 2014, and commenced its second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under its distribution reinvestment plan (the “Follow-On Offering”) in December 2017. As of August 9, 2018, the Company had received gross offering proceeds of $424.6 million from the sale of 43.3 million shares through its public offerings, including shares issued pursuant to its distribution reinvestment plan.

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

Tenant and Other Receivables

Tenant and other receivable balances consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent. Straight-line rent receivables were $4.4 million and $4.0 million as of June 30, 2018 and December 31, 2017, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated condensed balance sheets.

As of June 30, 2018 and December 31, 2017, tenant and other receivables included $0.7 million and $2.3 million, respectively, in receivables from third-parties related to working capital reserves and transactions costs related to the acquisition of the Queen’s Court Student Residences.

Other Assets

Other assets included the following (in thousands):

	June 30, 2018		December 31, 2017
Deferred offering costs (1)	$1,383		$1,525
Prepaid insurance	138		97
Prepaid property taxes	—		76
Deferred tax assets	976		944
Other	897	(2)	725
Other assets	$3,394		$3,367

(1)
Represents offering costs incurred by the Advisor which will be released into equity as gross proceeds from the Follow-On Offering are raised. See Note 7—Related Party Transactions for additional information regarding the Company’s organization and offering costs.

(2)	Includes $0.5 million of capitalized acquisition costs related to pending acquisitions.

Revenue Recognition

The Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") 2014-09 which superseded the revenue recognition requirements under previous guidance. We adopted ASU 2014-09 on January 1, 2018. ASU 2014-09 requires the use of a new five-step model to recognize revenue from contracts with customers. The five-step model requires that the Company identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when it satisfies the performance obligations. Management has concluded that the majority of the Company’s total revenue, with the exception of gains and losses from the sale of real estate, consist of rental income from leasing arrangements, which is specifically excluded from the standard. Excluding gains and losses on the sale of real estate (as discussed further below), the Company concluded that its remaining revenue streams were immaterial and, as such, the adoption of ASU 2014-09 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16 which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The ASU is intended to reduce the complexity of ASC 740 and the diversity in practice related to the tax consequences of certain types of intra-entity asset transfers. ASU 2016-16 will be effective for annual periods beginning after December 31, 2017. The Company adopted ASU 2016-16 beginning January 1, 2018 and recorded deferred tax assets, along with a full valuation allowance, related to its subsidiaries in Ireland.

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

In July 2018, the FASB issued ASU 2018-11, which allows lessors to account for lease and non-lease components by class of underlying assets, as a single lease component if certain criteria are met. Also, the new standard indicates that companies are permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption in lieu of the modified retrospective approach and provides other optional practical expedients.

The Company is in the process of evaluating the impact that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements relating to its leases, regardless of whether it is the lessor or the lessee. For leases in which the Company is the lessor, it is entitled to receive tenant reimbursements for operating expenses such as real estate taxes, insurance and common area maintenance, of which it expects to account for these lease and non-lease components as a single lease component since the timing and pattern of transfer is the same in accordance with ASU 2018-11. The Company has currently identified certain areas the Company believes may be impacted by the adoption of ASU 2016-02, which include:

•
The Company has a ground lease agreement in which the Company is the lessee of the land at Bishop’s Square that the Company currently accounts for as an operating lease. Upon adoption of ASU 2016-02, the Company will record any rights and obligations under this lease as an asset and liability at fair value in the Company’s consolidated balance sheets.

•	Determination of costs to be capitalized associated with leases. ASU 2016-02 will limit the capitalization associated with certain costs to costs that are a direct result of obtaining a lease.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Buildings and improvements (1)	$481,955	$491,289
Less: accumulated depreciation	(23,240)	(18,172)
Buildings and improvements, net	458,715	473,117
Land	92,054	99,716
Investment property, net	$550,769	$572,833

(1)
Included in buildings and improvements is approximately $11.7 million and $4.3 million of construction-in-progress related to the expansion of Bishop’s Square as of June 30, 2018 and December 31, 2017, respectively. In October 2017, the Company commenced construction at Bishop’s Square to add an additional floor and make various upgrades to the property.

In March 2018, the Company sold 2819 Loker Avenue East, a Class–A industrial property located in Carlsbad, California. The contract sales price for 2819 Loker Avenue East was $38.3 million. The Company acquired 2819 Loker Avenue East in December 2014 for a contract purchase price of $25.4 million. The Company recognized a gain on sale of this asset of $14.5 million, which was recorded in gain on sale of real estate on the condensed consolidated statements of operations and comprehensive income (loss).

As of June 30, 2018, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$108,287	$4,705	$(18,367)
Less: accumulated amortization	(26,797)	(1,847)	3,460
Net	$81,490	$2,858	$(14,907)

As of December 31, 2017, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$116,222	$4,716	$(18,490)
Less: accumulated amortization	(24,430)	(1,371)	2,551
Net	$91,792	$3,345	$(15,939)

Amortization expense of in-place leases was $3.8 million and $4.8 million for the three months ended June 30, 2018 and 2017, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $0.2 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively.

Amortization expense of in-place leases was $7.8 million and $9.5 million for the six months ended June 30, 2018 and 2017, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $0.5 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from July 1, 2018 through December 31, 2018 and for each of the years ending December 31, 2019 through December 31, 2022 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
July 1, 2018 through December 31, 2018	$6,267	$(417)
2019	$10,103	$(882)
2020	$7,862	$(1,239)
2021	$5,603	$(1,065)
2022	$3,611	$(1,130)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of June 30, 2018, the approximate fixed future minimum rentals for the period from July 1, 2018 through December 31, 2018, for each of the years ending December 31, 2019 through 2022 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
July 1, 2018 through December 31, 2018	$19,372
2019	35,875
2020	29,645
2021	25,201
2022	20,093
Thereafter	105,384
Total	$235,570

During the six months ended June 30, 2018 and 2017, the Company did not earn more than 10% of its revenue from any individual tenant.

4. DEBT FINANCING

As of June 30, 2018 and December 31, 2017, the Company had approximately $364.1 million and $379.3 million of debt outstanding, with a weighted average year to maturity of 3.4 years and 3.8 years, and a weighted average interest rate of 2.72% and 2.63%, respectively. The following table provides additional information regarding the Company’s debt outstanding at June 30, 2018 and December 31, 2017 (in thousands):

Description	Origination or Assumption Date	Maturity Date	Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of June 30, 2018	Principal Outstanding at June 30, 2018	Principal Outstanding at December 31, 2017
Secured Mortgage Debt
Bishop's Square	3/3/2015	3/2/2022	€55,200	Euribor + 1.30% (1)	1.30%	$64,479	$66,124
Domain Apartments	1/29/2016	1/29/2020	$34,300	Libor + 1.60%	3.69%	34,300	34,300
Cottonwood Corporate Center	7/5/2016	8/1/2023	$78,000	Fixed	2.98%	74,967	75,811
Goodyear Crossing II	8/18/2016	8/18/2021	$29,000	Libor + 2.00%	3.98%	29,000	29,000
Rookwood Commons	1/6/2017	7/1/2020	$67,000	Fixed	3.13%	67,000	67,000
Rookwood Pavilion	1/6/2017	7/1/2020	$29,000	Fixed	2.87%	29,000	29,000
Montrose Student Residences	3/24/2017	3/23/2022	€22,605	Euribor + 1.85% (2)	1.85%	26,405	27,079
Queen's Court Student Residences	12/18/2017	12/18/2022	£29,500	Libor + 2.00% (3)	2.57%	38,949	39,798
Notes Payable						$364,100	$368,112
Affiliate Note Payable
Credit Facility with Hines	10/2/2017	12/31/2018	$75,000	Variable	N/A	—	11,200
Total Note Payable to Affiliate						$—	$11,200
Total Principal Outstanding						$364,100	$379,312
Unamortized discount						(422)	(528)
Unamortized financing fees						(1,670)	(1,932)
Total						$362,008	$376,852

(1)
On the loan origination date, and as extended on February 20, 2018, the Company entered into a 2.00% Euribor interest rate cap agreement for €55.2 million (approximately $64.5 million assuming a rate of $1.17 per EUR as of June 30, 2018) as an economic hedge against the variability of future interest rates on this borrowing.

(2)
On the loan origination date, the Company entered into a 1.25% Euribor interest rate cap agreement for €17.0 million (approximately $19.8 million assuming a rate of $1.17 per EUR as of June 30, 2018) as an economic hedge against the variability of future interest rates on this borrowing.

(3)
On the loan origination date, the Company entered into a 2.00% Libor interest rate cap agreement for £22.1 million (approximately $29.2 million assuming a rate of $1.32 per GBP as of June 30, 2018) as an economic hedge against the variability of future interest rates on this borrowing.

Hines Credit Facility

For the period from January 2018 through June 2018, the Company made draws of $15.5 million and made payments of $26.7 million under its uncommitted loan agreement (the “Hines Credit Facility”) with Hines for a maximum principal amount of $75.0 million. Additionally, from July 1, 2018 through August 14, 2018, the Company made no subsequent draws or payments under its Hines Credit Facility, which resulted in the Company having no outstanding balance under its Hines Credit Facility as of August 14, 2018.

Financial Covenants

The Company’s loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants as of June 30, 2018.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from July 1, 2018 through December 31, 2018, for each of the years ending December 31, 2019 through December 31, 2022 and for the period thereafter (in thousands).

	Payments Due by Year
	July 1, 2018 through December 31, 2018	2019	2020	2021	2022	Thereafter
Principal payments	$856	$1,751	$132,104	$30,859	$131,748	$66,782

5. DERIVATIVE INSTRUMENTS

The Company has entered into several interest rate cap contracts in connection with certain of its secured mortgage loans in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowings.  The Company’s interest rate cap contracts have economically limited the interest rate on the loan to which they relate.  The Company has not designated these derivatives as hedges for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its condensed consolidated balance sheets the fair value amount recorded for its derivative instruments.

The Company has also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates related to its international investments. These forward contracts fixed the currency exchange rates on each of the investments to which they related. The Company did not designate any of these contracts as fair value or cash flow hedges for accounting purposes.

The table below provides additional information regarding the Company’s interest rate contracts (in thousands, except percentages).

Interest Rate Contracts
Type	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Interest rate cap	March 3, 2015	April 25, 2020 (2)	$64,479	Euribor	2.00%
Interest rate cap	March 24, 2017	March 23, 2022	$19,804	Euribor	1.25%
Interest rate cap	December 20, 2017	December 20, 2020	$29,212	Libor	2.00%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on June 30, 2018.

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

Common Stock

As of June 30, 2018 and December 31, 2017, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	June 30, 2018			December 31, 2017
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Class AX common stock, $0.001 par value per share	40,000	19,242	19,242	40,000	19,206	19,206
Class TX common stock, $0.001 par value per share	40,000	20,003	20,003	40,000	19,958	19,958
Class IX common stock, $0.001 par value per share	10,000	94	94	10,000	92	92
Class JX common stock, $0.001 par value per share	10,000	—	—	10,000	—	—
Class T common stock, $0.001 par value per share	350,000	123	123	350,000	—	—
Class S common stock, $0.001 par value per share	350,000	—	—	350,000	—	—
Class D common stock, $0.001 par value per share	350,000	38	38	350,000	—	—
Class I common stock, $0.001 par value per share	350,000	—	—	350,000	—	—

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the six months ended June 30, 2018 and 2017 (in thousands). There were no Class JX, S and I shares issued, redeemed or outstanding during the six months ended June 30, 2018.

	Class AX		Class TX		Class IX		Class T		Class D		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2018	19,206	$19	19,958	$20	92	$—	—	$—	—	$—	39,256	$39
Issuance of common shares	288	—	321	1	2	—	123	—	38	—	772	1
Redemption of common shares	(252)	—	(276)	—	—	—	—	—	—	—	(528)	—
Balance as of June 30, 2018	19,242	$19	20,003	$21	94	$—	123	$—	38	$—	39,500	$40

	Class AX		Class TX		Class IX		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	16,468	$16	10,074	$10	—	$—	26,542	$26
Issuance of common shares	2,921	3	7,232	7	13	—	10,166	10
Redemption of common shares	(116)	—	(9)	—	—	—	(125)	—
Balance as of June 30, 2017	19,273	$19	17,297	$17	13	$—	36,583	$36

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2018 through August 2018 at a gross distribution rate of $0.05083 per month for each share class, less any applicable distribution and stockholder servicing fees.

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

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2018
June 30, 2018	$2,554	$2,974	$5,528
March 31, 2018	2,544	2,970	5,514
Total	$5,098	$5,944	$11,042
2017
December 31, 2017	$2,636	$3,005	$5,641
September 30, 2017	2,532	2,901	5,433
June 30, 2017 (1)	2,225	2,565	4,790
March 31, 2017 (2)	1,833	2,076	3,909
Total	$9,226	$10,547	$19,773

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

7. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended June 30,		Six Months Ended June 30,		Unpaid as of
Type and Recipient	2018	2017	2018	2017	June 30, 2018	December 31, 2017
Selling Commissions- Dealer Manager	$36	$1,388	$36	$3,035	$—	$—
Dealer Manager Fee- Dealer Manager	6	557	6	1,260	—	—
Distribution & Stockholder Servicing Fees- Dealer Manager	—	1,615	—	3,673	6,952	8,249
Organization and Offering Costs- the Advisor	998	1,260	1,502	2,386	7,230	5,728
Acquisition Fees- the Advisor	—	—	—	5,273	—	2
Asset Management Fees- the Advisor	1,214	1,221	2,420	2,383	1,284	1,561
Other- the Advisor (1)	280	216	672	493	230	464
Performance Participation Allocation- the Advisor (2)	1,185	—	2,777	—	2,777	251
Interest expense- Hines (3)	11	107	198	388	—	10
Property Management Fees- Hines	248	193	459	381	14	37
Construction Management Fees- Hines	139	—	251	—	—	19
Leasing Fees- Hines	26	10	110	18	83	17
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	409	311	885	671	50	304
Total	$4,552	$6,878	$9,316	$19,961	$18,620	$16,642

(1)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

(2)
As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, the Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return. Total return is defined as distributions paid or accrued plus the change in net asset value of the Company’s shares of common stock for the applicable period. This performance participation allocation is subject to investors earning a 5% return, after considering the effect of any losses carried forward from the prior period (as defined in the Operating Partnership agreement). The performance participation allocation accrues monthly and is payable after the completion of each calendar year.

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

As of June 30, 2018, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $364.1 million, was $358.8 million. As of December 31, 2017, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $379.3 million, was $376.5 million. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

9. REPORTABLE SEGMENTS

As described previously, the Company intends to invest the net proceeds from its public offerings in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. The Company’s current business consists of owning, operating, acquiring, developing, investing in, and disposing of real estate assets. All of the Company’s consolidated revenues and property operating expenses as of June 30, 2018 are from the Company’s consolidated real estate properties owned as of that date, other than 2819 Loker Avenue East, which was sold on March 30, 2018. As a result, the Company’s operating segments have been classified into six reportable segments: domestic office investments, domestic residential/living investments, domestic retail investments, domestic other investments, international office investments, and international residential/living investments.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total Revenue
Domestic office investments	$4,110	$3,806	$8,138	$7,596
Domestic residential/living investments	1,229	1,178	2,443	2,341
Domestic retail investments	5,010	4,866	10,054	9,647
Domestic other investments	1,312	1,911	3,290	3,822
International office investments	1,963	2,224	4,062	4,291
International residential/living investments	2,350	759	4,718	832
Total Revenue	$15,974	$14,744	$32,705	$28,529

For the three and six months ended June 30, 2018 and 2017, the Company’s total revenue was attributable to the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total Revenue
United States	73%	80%	73%	82%
Ireland	19%	20%	18%	18%
United Kingdom	8%	—%	9%	—%

For the three and six months ended June 30, 2018 and 2017, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Property revenues in excess of expenses (1)
Domestic office investments	$2,852	$2,584	$5,572	$5,172
Domestic residential/living investments	816	764	1,590	1,509
Domestic retail investments	3,245	2,136	6,407	5,106
Domestic other investments	989	1,477	2,519	2,946
International office investments	1,522	1,771	3,124	3,394
International residential/living investments	1,520	517	3,244	579
Property revenues in excess of expenses	$10,944	$9,249	$22,456	$18,706

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of June 30, 2018 and December 31, 2017, the Company’s total assets by segment were as follows (in thousands):

	June 30, 2018	December 31, 2017
Total Assets
Domestic office investments	$128,292	$130,901
Domestic residential/living investments	52,583	53,344
Domestic retail investments	199,596	202,093
Domestic other investments	50,358	76,745
International office investments	125,908	116,494
International residential/living investments	115,192	121,919
Corporate-level accounts	14,928	7,521
Total Assets	$686,857	$709,017

As of June 30, 2018 and December 31, 2017, the Company’s total assets were attributable to the following countries:

	June 30, 2018	December 31, 2017
Total Assets
United States	65%	67%
Ireland	25%	23%
United Kingdom	10%	10%

For the three and six months ended June 30, 2018 and 2017 the Company’s reconciliation of the Company’s property revenues in excess of expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Reconciliation to property revenue in excess of expenses
Net income (loss)	$(1,408)	$(2,108)	$9,968	$(11,354)
Depreciation and amortization	6,959	7,611	14,300	14,905
Acquisition related expenses	10	230	144	2,091
Asset management and acquisition fees	1,214	1,221	2,420	7,656
Performance participation allocation	1,185	—	2,777	—
General and administrative expenses	659	517	1,511	1,279
(Gain) loss on derivative instruments	45	27	47	74
Gain on sale of real estate	—	—	(14,491)	—
Foreign currency (gains) losses	291	(234)	316	(295)
Interest expense	2,677	2,314	5,491	4,592
Interest income	(34)	(4)	(47)	(13)
(Benefit) provision for income taxes	(654)	(325)	20	(229)
Total property revenues in excess of expenses	$10,944	$9,249	$22,456	$18,706

10. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$5,025	$4,087
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$1,844	$1,648
Distributions reinvested	$5,961	$4,386
Shares tendered for redemption	$1,090	$147
Other receivables	$—	$500
Non-cash net liabilities assumed	$—	$1,652
Assumption of mortgage upon acquisition of property	$—	$95,260
Offering costs payable to the Advisor	$1,502	$67
Selling commissions, dealer manager fees and distribution and stockholder servicing fees payable to the Dealer Manager	$—	$3,226
Accrued capital additions	$2,636	$218

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

—	Competition for tenants and real estate investment opportunities, including competition with other programs sponsored by or affiliated with Hines Interests Limited Partnership (“Hines”);

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

The Company

Hines Global Income Trust, Inc. (“Hines Global”), formerly known as Hines Global REIT II, Inc., was formed as a Maryland corporation on July 31, 2013, for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. Hines Global is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years. The Company has elected to be taxed as a real estate investment trust (“REIT”) for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

We raise capital for our investments through public offerings of our common stock. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014 and commenced our second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Follow-On Offering”) in December 2017. As of August 9, 2018, we had received gross offering proceeds of $424.6 million from the sale of 43.3 million shares through our public offerings, including shares issued pursuant to our distribution reinvestment plan.

Portfolio Highlights

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. As of June 30, 2018, we owned seven real estate investments consisting of 2.5 million square feet that were 98% leased.

We sold 2819 Loker Avenue East on March 30, 2018 for a contract sales price of $38.3 million. We acquired 2819 Loker Avenue East in December 2014 for a net purchase price of $25.4 million and recognized a $14.5 million gain on the sale.

The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of June 30, 2018 (“Estimated Values”), which are consistent with the values used to determine our net asset value per share on that date.

The following charts depict the location of our real estate investments as of June 30, 2018. Approximately 62% of our portfolio is located throughout the United States and approximately 38% is located internationally.

The following table provides additional information regarding each of our properties and is presented as of June 30, 2018.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (1)	Estimated Going-in Capitalization Rate (2)	Leasable Square Feet	Percent Leased
Bishop’s Square	Dublin, Ireland	Office	3/2015; $103.2	6.1%	153,387	89%
Domain Apartments	Las Vegas, Nevada	Residential/Living	1/2016; $58.1	5.5%	331,038	95%
Cottonwood Corporate Center	Salt Lake City, Utah	Office	7/2016; $139.2	6.9%	490,030	98%
Goodyear Crossing II	Phoenix, Arizona	Industrial	8/2016; $56.2	8.5%	820,384	100%
Rookwood	Cincinnati, Ohio	Retail	1/2017; $193.7	6.0%	573,991	97%
Montrose Student Residences	Dublin, Ireland	Residential/Living	3/2017; $40.6	5.5%	53,827	100%
Queen’s Court Student Residences	Reading, United Kingdom	Residential/Living	10/2017; $65.3	6.2%	79,115	100%
Total for All Investments					2,501,772	98%

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

NAV and Distributions

We began determining a net asset value (“NAV”) per share on a monthly basis as of the end of January 2018. Our NAV per share has increased from $9.69 as of August 31, 2017 to $9.91 as of June 30, 2018 as illustrated in the chart below. Set forth below is additional information regarding our NAV per share since February 29, 2016 (the date our board of directors first determined an NAV per share).

1.
Please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 17, 2018 for additional information concerning the methodology used to determine, and the limitations of, the NAV per share as of June 30, 2018. Please see our Annual Reports on Form 10-K for the years ended December 31, 2016 and December 31, 2017 as well as our Current Reports on Form 8-K for additional information concerning the NAV per share determined as of prior dates.

2.
Prior to February 29, 2016, $8.92 was considered to be the “net investment value” of our shares which was equal to the offering price per share of $10.00 in effect at that time, as arbitrarily determined by our board of directors, net of the applicable selling commissions, dealer manager fees and issuer costs.

Set forth below is information regarding our gross annualized distribution rate, excluding any applicable distribution and stockholder servicing fees, since October 1, 2014 (the date our board first authorized distributions to be declared). As illustrated in the chart below, we maintained our gross annualized distribution rate of $0.61 per share for the three and six months ended June 30, 2018.

1.
With the authorization of our board of directors, we declared distributions as of daily record dates and paid them on a monthly basis through December 31, 2017. Beginning in January 2018, we have and intend to continue to declare distributions as of monthly record dates and pay them on a monthly basis.

2.
We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid, and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. See “— Financial Condition, Liquidity and Capital Resources” for additional information concerning our distributions.
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

Financial Condition, Liquidity and Capital Resources

Our principal demands for funds are to make real estate investments, including capital expenditures, for the payment of operating expenses and distributions, and for the payment of principal and interest on any indebtedness we incur. Generally, we expect to meet operating cash needs from our cash flows from operating activities, and we expect to fund our investments using proceeds of our public offerings, debt proceeds and proceeds from the sales of real estate investments.

We expect that once we have fully invested the proceeds of our public offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. As of June 30, 2018, our portfolio was approximately 48% leveraged, based on the Estimated Values of our real estate investments.

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

Net cash provided by operating activities for the six months ended June 30, 2018 increased by $3.0 million as compared to the same period in the prior year, which is primarily due to a reduction in acquisition-related fees and expenses for the six months ended June 30, 2018. We acquired three properties during the six months ended June 30, 2017, but did not acquire any properties during the six months ended June 30, 2018. We paid $8.6 million in acquisition-related fees and expenses during the six months ended June 30, 2017 that reduced operating cash flows since they were incurred prior to the adoption ASU 2017-01.

Excluding the $8.6 million in acquisition-related fees and expenses paid during the six months ended June 30, 2017, operating cash flows decreased for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, primarily due to the sale of 2819 Loker Avenue East and the timing of payments and receipts at several of our properties.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 and 2017 were primarily due to the following:

Six months ended June 30, 2018

•
Capital expenditures of approximately $8.1 million primarily related to development work at Bishop’s Square and various capital improvements at our properties. With respect to the development works at Bishop’s Square, we expect the total construction costs to approximate €14.7 million (approximately $17.2 million assuming a rate of $1.17 per EUR as of June 30, 2018) and for the development works to be complete in the fourth quarter of 2018.

•
We received proceeds of $37.1 million from the sale of 2819 Loker Avenue East, a Class–A industrial property located in Carlsbad, California, on March 30, 2018. We sold 2819 Loker Avenue East for a contract sales price of $38.3 million and we acquired 2819 Loker Avenue East in December 2014 for a net purchase price of $25.4 million.

Six months ended June 30, 2017

•	Payment of $131.8 million related to the acquisition of Rookwood Commons and Rookwood Pavilion and the Montrose Student Residences.

Cash Flows from Financing Activities

Public Offerings

During the six months ended June 30, 2017, we raised gross proceeds of $96.9 million from our public offering, excluding proceeds from the distribution reinvestment plan. We recently commenced our Follow-On Offering, and have not yet raised significant gross proceeds related to our Follow-On Offering in 2018. In addition, during the six months ended June 30, 2018 and 2017, we redeemed $5.2 million and $1.2 million shares of our common stock pursuant to our share redemption program, respectively. The increase in share redemptions is primarily due to our restructuring in 2017 and related modification to our share redemption program, which increased the number of shares that may be redeemed in each period.

In addition to the investing activities described previously, we have used proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the six months ended June 30, 2018 and 2017, we made payments of $1.3 million and $4.8 million, respectively, for selling commissions, dealer manager fees, distribution and stockholder servicing fees related to our public offerings. The decrease in selling commissions, dealer manager fees and distribution and stockholder servicing fees for the six months ended June 30, 2018 as compared to the same period in 2017 is due to the reduction of capital raised and our restructuring and related modifications in our Follow-On Offering, which includes a reduction of the selling commissions, dealer manager fees and distribution and stockholder servicing fees payable to the Dealer Manager in connection with the Follow-On Offering as compared to those charged on shares issued during our Initial Offering.

Through December 5, 2017, we also used proceeds from the Initial Offering to make payments to our Advisor for the reimbursement of organization and offering costs that were deemed issuer costs. For the six months ended June 30, 2017, we reimbursed our Advisor $2.3 million for these organization and offering costs. Effective December 6, 2017, the Advisor agreed to advance all of our organization and offering costs, consisting of issuer costs and certain underwriting costs (but excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) related to our public offerings, through December 31, 2018. We will reimburse the Advisor for all such advanced expenses, as well as any organization and offering costs incurred in prior periods related to our Initial Offering, ratably from 2019 through 2023, to the extent cumulative organization and offering costs do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from our public offerings.

Distributions

With the authorization of our board of directors, we declared distributions as of daily record dates and paid them on a monthly basis through December 31, 2017. Beginning in January 2018, we have and intend to continue to declare distributions as of monthly record dates and pay them on a monthly basis. With the authorization of our board of directors, we declared monthly distributions from January 2018 through August 2018 at a gross distribution rate of $0.05083 per month for each share class less any applicable distribution and stockholder servicing fees. Distributions will be made on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

Distributions paid to stockholders during the six months ended June 30, 2018 and 2017 were $11.1 million and $8.2 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the six months ended June 30, 2018 and June 30, 2017, we funded 39% and 45% of total distributions with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds. As described previously, we paid acquisition fees and acquisition-related expenses of $8.6 million for the six months ended June 30, 2017. Acquisition fees and acquisition-related expenses were expensed prior to the adoption of ASU 2017-01 and therefore reduced cash flows from operating activities for that period. However, we funded such acquisition fees and acquisition-related expenses with proceeds from our public offerings and/or acquisition-related indebtedness.

The following table outlines our total distributions declared to stockholders for each of the quarters during 2018 and 2017, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	Stockholders			Distributions Paid With Cash Flows From Operating Activities (1)
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2018
June 30, 2018	$2,554	$2,974	$5,528	$2,065	37%
March 31, 2018	2,544	2,970	5,514	4,674	85%
Total	$5,098	$5,944	$11,042	$6,739	61%
2017
December 31, 2017	$2,636	$3,005	$5,641	$—	—%
September 30, 2017	2,532	2,901	5,433	3,869	71%
June 30, 2017 (2)	2,225	2,565	4,790	4,793	100%
March 31, 2017 (3)	1,833	2,076	3,909	—	—%
Total	$9,226	$10,547	$19,773	$8,662	44%

(1)	Includes distributions paid to noncontrolling interests.

(2)	Includes $1.5 million of distributions that were declared on March 23, 2017 with respect to daily record dates for each day during the month of April 2017.

(3)
Includes distributions declared as of daily record dates for the three months ended March 31, 2017, but excludes $1.5 million of distributions that were declared on March 23, 2017 with respect to daily record dates for each day during the month of April 2017. These April 2017 distributions were paid in cash or reinvested in shares on May 1, 2017.

Debt Financings

As mentioned previously, our portfolio was approximately 48% leveraged as of June 30, 2018 (based on the Estimated Values) with a weighted average interest rate of 2.72%. Below is additional information regarding our loan activity for the six months ended June 30, 2018 and 2017. See Note 4 — Debt Financing for additional information regarding our outstanding debt.

Six months ended June 30, 2018

•
We borrowed $15.5 million under the Hines Credit Facility primarily to provide cash for the Bishop’s Square expansion and made payments of $26.7 million on this facility in April 2018 using proceeds received from the sale of 2819 Loker Avenue East. We had no outstanding balance under this facility as of June 30, 2018.

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

Results of Operations

Same Store Analysis

The following table presents the property-level revenues in excess of expenses for the three months ended June 30, 2018 as compared to the same period in 2017, by reportable segment. Same-store properties for the three months ended June 30, 2018 includes six properties that were 98% leased as of June 30, 2018 compared to 98% leased as of June 30, 2017. In total, property revenues in excess of expenses of the same-store properties increased 14% for the three months ended June 30, 2018 as compared to the same period in 2017.

Below is additional information regarding our same-store results and other financial results with variances from the comparative period. All amounts are in thousands, except for percentages:

	Three Months Ended June 30,		Change
	2018	2017	$		%
Property revenues in excess of expenses(1)
Same-store properties
Domestic office investments	$2,854	$2,585	$269		10%
Domestic residential/living investments	816	764	52		7%
Domestic retail investments	3,245	2,136	1,109	(2)	52%
Domestic other investments	1,007	1,015	(8)		(1)%
International office investments	1,522	1,771	(249)		(14)%
International residential/living investments	590	517	73		14%
Total same-store properties	$10,034	$8,788	$1,246		14%
Recent acquisitions	930	—	930		—%
Disposed properties	(20)	461	(481)		(104)%
Total property revenues in excess of expenses	$10,944	$9,249	$1,695		18%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

(2)	Increase is due to increased property tax expense incurred during the prior period related to a property that was acquired in 2017.

The following table presents the property-level revenues in excess of expenses for the six months ended June 30, 2018 as compared to the same period in 2017, by reportable segment. Same-store properties for the six months ended June 30, 2018 includes four properties that were 99% leased as of June 30, 2018 compared to 98% leased as of June 30, 2017. In total, property revenues in excess of expenses of the same-store properties only increased 2% for the six months ended June 30, 2018 as compared to the same period in 2017. Therefore, changes are primarily related to our recent acquisitions.

Below is additional information regarding our same-store results and other financial results with variances from the comparative period. All amounts are in thousands, except for percentages:

	Six Months Ended June 30,		Change
	2018	2017	$	%
Property revenues in excess of expenses(1)
Same-store properties
Domestic office investments	$5,571	$5,175	$396	8%
Domestic residential/living investments	1,590	1,509	81	5%
Domestic other investments	2,033	2,023	10	—%
International office investments	3,124	3,394	(270)	(8)%
Total same-store properties	$12,318	$12,101	$217	2%
Recent acquisitions	9,652	5,681	3,971	70%
Disposed properties	486	924	(438)	(47)%
Total property revenues in excess of expenses	$22,456	$18,706	$3,750	20%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

Other Changes

The table below includes additional information regarding changes in our results of operations for the three months ended June 30, 2018, including explanations for significant changes:

	Three Months Ended June 30,		Change
	2018	2017	$	%
Other
Depreciation and amortization	$6,959	$7,611	$(652)	(9)%
Acquisition related expenses	$10	$230	$(220)	(96)%
Asset management and acquisition fees	$1,214	$1,221	$(7)	(1)%
Performance participation allocation	$1,185	$—	$1,185	—%
General and administrative expenses	$659	$517	$142	27%
Interest expense	$2,677	$2,314	$363	16%
Benefit (provision) for income taxes	$654	$325	$329	101%

Depreciation and amortization: Depreciation and amortization expense decreased for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 primarily due to fully amortized in-place lease intangibles.
Acquisition related expenses: Acquisition related expenses represent third-party costs related to the acquisition of our real estate investments, including those properties which we may acquire in future periods. These costs vary significantly from one acquisition to the next and generally tend to be higher for our international acquisitions.
Performance participation allocation: We accrued $1.2 million related to the performance participation allocation as a result of the total return being greater than the 5% hurdle amount during the three months ended June 30, 2018. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. See Note 7—Related Party Transactions, for additional information regarding the performance participation allocation. The Operating Partnership

Agreement was amended effective December 2017 to provide for the performance participation allocation. As a result, there was no performance participation allocation for the three months ended June 30, 2017.
Interest expense: Interest expense increased for the three months ended June 30, 2018 as a result of an increase in our principal outstanding during the periods.
Benefit (provision) for income taxes: Benefit for income taxes increased by $0.3 million for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 as a result of changes in our deferred tax assets and liabilities related to book / tax timing differences at our international subsidiaries.
The table below includes additional information regarding changes in our results of operations for the six months ended June 30, 2018, including explanations for significant changes:

	Six Months Ended June 30,		Change
	2018	2017	$	%
Other
Depreciation and amortization	$14,300	$14,905	$(605)	(4)%
Acquisition related expenses	$144	$2,091	$(1,947)	(93)%
Asset management and acquisition fees	$2,420	$7,656	$(5,236)	(68)%
Performance participation allocation	$2,777	$—	$2,777	—%
General and administrative expenses	$1,511	$1,279	$232	18%
Gain on sale of real estate	$14,491	$—	$14,491	—%
Interest expense	$5,491	$4,592	$899	20%
Benefit (provision) for income taxes	$(20)	$229	$(249)	(109)%

Depreciation and amortization: Depreciation and amortization expense decreased for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 primarily due to fully amortized in-place lease intangibles.
Acquisition related expenses: Acquisition related expenses represent third-party costs related to the acquisition of our real estate investments, including those properties which we may acquire in future periods. These costs vary significantly from one acquisition to the next and generally tend to be higher for our international acquisitions. We acquired three properties during the six months ended June 30, 2017, but did not acquire any properties during the six months ended June 30, 2018.
Asset management and acquisition fees: We incurred acquisition fees during the six months ended June 30, 2017 as a result of our acquisitions of real estate investments during that period. Effective as of December 6, 2017, we no longer pay acquisition fees to our Advisor.
Performance participation allocation: We accrued $2.8 million related to the performance participation allocation as a result of the total return being greater than the 5% hurdle amount during the six months ended June 30, 2018. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. See Note 7—Related Party Transactions, for additional information regarding the performance participation allocation. The Operating Partnership Agreement was amended effective December 2017 to provide for the performance participation allocation. As a result, there was no performance participation allocation for the six months ended June 30, 2017.
Gain on sale of real estate: We sold 2819 Loker Avenue East for a contract sales price of $38.3 million on March 30, 2018 and we acquired 2819 Loker Avenue East in December 2014 for a net purchase price of $25.4 million. We recognized a gain of $14.5 million related to this sale. We had no property dispositions during the six months ended June 30, 2017.
Interest expense: Interest expense increased for the six months ended June 30, 2018 as a result of an increase in our principal outstanding during the periods.
Benefit (provision) for income taxes: Provision for income taxes changed from a $229,000 benefit for the six months ended June 30, 2017 to a $20,000 provision for the six months ended June 30, 2018 as a result of changes in our deferred tax assets and liabilities related to book / tax timing differences at our international subsidiaries.

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

The following section presents our calculation of FFO and MFFO attributable to common stockholders and provides additional information related to our operations for the three and six months ended June 30, 2018 and 2017 and the period from inception through June 30, 2018 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO and MFFO are not useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 31, 2013 (date of inception) through June 30, 2018
	2018	2017	2018	2017
Net income (loss)	$(1,408)	$(2,108)	$9,968	$(11,354)	$(25,524)
Depreciation and amortization (1)	6,959	7,611	14,300	14,905	63,615
Gain on sale of real estate	—	—	(14,491)	—	(14,491)
Adjustments for noncontrolling interests (2)	(7)	(8)	(6)	(15)	162
Funds From Operations attributable to common stockholders	5,544	5,495	9,771	3,536	23,762
Loss (gain) on derivative instruments (3)	45	27	47	74	466
Loss (gain) on foreign currency (4)	234	(157)	286	(233)	(115)
Other components of revenues and expenses (5)	(462)	(567)	(924)	(1,194)	(6,036)
Acquisition fees and expenses (6)	—	229	(1)	7,363	23,347
Performance participation allocation(7)	1,185	—	2,777	—	3,027
Adjustments for noncontrolling interests (2)	(1)	—	(1)	(4)	(85)
Modified Funds From Operations attributable to common stockholders	$6,545	$5,027	$11,955	$9,542	$44,366
Basic and diluted income (loss) per common share	$(0.04)	$(0.06)	$0.25	$(0.36)	$(1.55)
Funds From Operations attributable to common stockholders per common share	$0.14	$0.16	$0.25	$0.11	$1.45
Modified Funds From Operations attributable to common stockholders per common share	$0.17	$0.15	$0.30	$0.30	$2.71
Weighted average shares outstanding	39,489	34,582	39,443	31,985	16,363

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

(5)
Includes the following components of revenues and expenses that we do not consider in evaluating our operating performance and determining MFFO for the three and six months ended June 30, 2018 and 2017 and the period from inception through June 30, 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 31, 2013 (date of inception) through June 30, 2018
	2018	2017	2018	2017
Straight-line rent adjustment (a)	$(356)	$(360)	$(695)	$(760)	$(4,591)
Amortization of lease incentives (b)	74	22	142	29	243
Amortization of out-of-market leases (b)	(233)	(282)	(477)	(569)	(2,006)
Other	53	53	106	106	318
	$(462)	$(567)	$(924)	$(1,194)	$(6,036)

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

Set forth below is additional information relating to certain items excluded from the analysis above which may be helpful in assessing our operating results:

•	For the three and six months ended June 30, 2018, we incurred $0.5 million and $1.0 million in distribution and stockholder servicing fees.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees to fund distributions to our stockholders. For example, for the six months ended June 30, 2018 and June 30, 2017, we funded 39% and 45% of total distributions with cash flows from financing activities, which may include offering proceeds. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through June 30, 2018, we declared $43.9 million of distributions to our stockholders, compared to our total aggregate FFO of $23.8 million and our total aggregate net loss of $25.5 million for that period. During our offering and investment stages, we incur acquisition fees and expenses in connection with our real estate investments, which were recorded as reductions to net income (loss) and FFO prior to the adoption of ASU 2017–01, as described above. From inception through January 1, 2018 (the date we adopted ASU 2017–01) we incurred acquisition fees and expenses totaling $23.3 million. For the six months ended June 30, 2018, we declared $11.0 million of distributions to our stockholders compared to our total aggregate FFO of $9.8 million. For the six months ended June 30, 2017, we declared $8.7 million of distributions to our stockholders compared to our total aggregate FFO loss of $3.5 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of June 30, 2018, we were exposed to the market risks listed below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of June 30, 2018, we had $193.1 million of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $1.9 million in interest expense. Additionally, we have entered into interest rate caps to limit our exposure to rising interest rates related to our mortgage loans secured by Bishop’s Square and the Montrose Student Residences. See Note 4 — Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt.

Foreign Currency Risk

Our investments in Bishop’s Square, the Montrose Student Residences and the Queen’s Court Student Residences are subject to the effects of exchange rate movements among the Euro, the British Pound and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements. We have entered into mortgage loans denominated in Euros and British Pounds for these investments, which provide a natural hedge with regard to changes in exchange rates among the Euro, the British Pound and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of Euros and British Pounds, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Based upon our analysis, a 10% immediate, unfavorable change in the exchange rate between the Euro and U.S. dollar would have decreased the net book value of our investments in Bishop’s Square and the Montrose Student Residences by approximately $5.4 million and would have reduced the year-to-date net income (loss) of Bishop’s Square and the Montrose Student Residences by $0.1 million. Similarly, a 10% immediate, unfavorable change in the exchange rate between the British Pound and U.S. dollar would have decreased the net book value of our investment in the Queen’s Court Student Residences by approximately $2.6 million and would have reduced the year-to-date net income (loss) of the Queen’s Court Student Residences by $0.1 million.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of

June 30, 2018, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of August 14, 2018, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

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

Our NAV is not subject to GAAP, will not be independently audited and will involve subjective judgments by the independent valuation firm and other parties involved in valuing our assets and liabilities.

Our valuation procedures and our NAV are not subject to accounting principles generally accepted in the United States, or GAAP, and will not be subject to independent audit. Our NAV may differ from equity (net assets) reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. Additionally, we are dependent on the Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues) that may cause the value of a property to change materially and to promptly notify the independent valuation firm so that the information may be reflected in our real estate portfolio valuation. In addition, the implementation and coordination of our valuation procedures include certain subjective judgments of the Advisor, such as whether the independent valuation firm should be notified of events specific to our properties that could affect their valuations, as well as of the independent valuation firm and other parties we engage, as to whether adjustments to asset and liability valuations are appropriate. Accordingly, you must rely entirely on our board of directors to adopt appropriate valuation procedures and on the independent valuation firm and other parties we engage in order to arrive at our NAV, which may not correspond to realizable value upon a sale of our assets.

Our success will be dependent on the performance of Hines as well as key employees of Hines. Certain other investment vehicles sponsored by Hines have experienced adverse developments in recent years and there is a risk that we may experience similar adverse developments. Adverse changes in affiliated programs could also adversely affect our ability to raise capital.

Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of Hines and its affiliates as well as key employees of Hines in the identification and acquisition of investments, the selection of tenants, the determination of any financing arrangements, the management of our assets and operation of our day-to-day activities. Our board of directors and the Advisor have broad discretion when identifying, evaluating, making and managing our investments with the proceeds of the Follow-On Offering. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. We will rely on the management ability of Hines and the oversight of our board of directors as well as the management of any entities or ventures in which we invest.

We may not be able to retain our key employees. To the extent we are unable to retain and/or find qualified successors for key employees that depart from the company, our results of operations may be adversely impacted. Our officers and the management of the Advisor also serve in similar capacities for numerous other entities. If Hines or any of its key employees are distracted by these other activities or suffer from adverse financial or operational problems in connection with operations unrelated to us, the ability of Hines and its affiliates to allocate time and/or resources to our operations may be adversely affected. If Hines is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted. We will not provide key-man life insurance policies for any of Hines’ key employees.

Certain other investment vehicles sponsored by Hines have experienced adverse developments in recent years. Hines REIT sold shares of its common stock from 2004 to 2009 at various prices between $10.00 per share and $10.66 per share. Although Hines REIT re-opened its share redemption program with respect to ordinary redemption requests in April 2013, the program was suspended, except with respect to redemptions in connection with the death or disability of a stockholder, in December 2009. In addition, Hines REIT decreased its distribution rate in July 2010 and further decreased the rate in April 2013. Hines REIT is currently in the process of liquidating all of its remaining assets and winding up and has paid distributions of $7.51 per share to its stockholders, including liquidating distributions of $6.50 per share and special distributions of $1.01 per share. The special distributions were paid from July 2011 through April 2013 and were in addition to the regular operating distributions of up to $5.49 per share paid to Hines REIT’s stockholders between 2004 and 2016. The amount of regular operating distributions received by stockholders varied depending on when they invested and whether they held their shares continuously through 2016. Hines REIT announced that it expects to make a final liquidating distribution to its stockholders and non-controlling interest holders of between $0.05 and $0.07 per share on or around July 31, 2018, although there can be no assurances as to the timing or amount of any additional liquidating distributions.

In addition to Hines REIT, Hines Global REIT and HMS Income Fund, Inc., Hines has sponsored more than 20 privately-offered programs in the past ten years. Several of Hines’ privately-offered programs have experienced adverse economic developments due to the global financial crisis and deteriorating economic conditions in several European and South American countries, Mexico and several U.S. markets between 2007 and 2009. The adverse market conditions experienced by these programs may result in them altering their investment strategy, generating returns lower than originally expected, or ultimately may cause them to incur losses. There is a risk that we may experience similar adverse developments, as an investment vehicle sponsored by Hines.

Adverse results in the other non-traded REITs on the Hines platform have the potential to affect Hines’ and our reputation among financial advisors and investors, which could affect our ability to raise capital.

Any interest in Hines Global will be diluted by the Special OP Units and any other OP Units in the Operating Partnership and any interest in Hines Global may be diluted if we issue additional shares.

Hines Global owned a 99.9% general partner interest in the Operating Partnership as of December 31, 2017. Hines Global REIT II Associates Limited Partnership owns the remaining interest in the Operating Partnership, and the Advisor holds the Special OP Units in the Operating Partnership, which were issued as consideration for an obligation by Hines and its affiliates to perform future services in connection with our real estate operations. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to you in the future.

Stockholders do not have preemptive rights to acquire any shares issued by us in the future. Therefore, investors purchasing our common shares in the Follow-On Offering may experience dilution of their equity investment if we:

•	sell shares in the Follow-On Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan;

•	sell securities that are convertible into shares, such as OP Units;

•	at the option of the Advisor issue common shares or OP Units to pay for certain fees and distributions

•	issue OP Units or common shares to the Advisor or its affiliates in exchange for advances or deferrals of fees

•	issue shares in a private offering; or

•	issue shares to sellers of properties acquired by us in connection with an exchange of partnership units from the Operating Partnership

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs' attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions.

The Advisor’s asset management fee and the performance participation allocation may not create proper incentives or may induce the Advisor and its affiliates to make certain investments, including speculative investments, that increase the risk of our real estate portfolio.

We pay the Advisor an asset management fee regardless of the performance of our portfolio. The Advisor’s entitlement to an asset management fee, which is not based upon performance metrics or goals, might reduce its incentive to devote its time and effort to seeking investments that provide attractive risk-adjusted returns for our portfolio. We may be required to pay the Advisor an asset management fee in a particular period despite experiencing a net loss or a decline in the value of our portfolio during that period.

The existence of the 12.5% performance participation interest in our Operating Partnership to which the Advisor is entitled, is based on our total distributions plus the change in NAV per share, may create an incentive for the Advisor to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, the Advisor may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains ultimately may not be realized when those assets are eventually disposed of.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2018, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
April 1, 2018 to April 30, 2018	77,815	$9.78	77,815	714,058
May 1, 2018 to May 31, 2018	63,570	$9.82	63,570	728,457
June 1, 2018 to June 30, 2018	254,848	$9.82	254,848	788,178
Total	396,233		396,233

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
3.1
Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11, File No. 333-191106 (the “IPO Registration Statement”) on August 15, 2014 and incorporated by reference herein)

3.2
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the IPO Registration Statement on December 12, 2014 and incorporated by reference herein)

3.3
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 6 to the IPO Registration Statement on August 12, 2015 and incorporated by reference herein)

3.4
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 12 to the IPO Registration Statement on April 28, 2017 and incorporated by reference herein)

3.5
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on October 16, 2017 and incorporated by reference herein)

3.6
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.5 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11, File No. 333-220046 (the “Follow-On Registration Statement”) on December 1, 2017 and incorporated by reference herein)

3.7
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.6 to Pre-Effective Amendment No. 1 to the Follow-On Registration Statement on December 1, 2017 and incorporated by reference herein)

3.8
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (filed as Exhibit 3.7 to Pre-Effective Amendment No. 1 to the Follow-On Registration Statement on December 1, 2017 and incorporated by reference herein)

3.9
Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the IPO Registration Statement on August 15, 2014 and incorporated by reference herein)

3.10
Amendment No. 1 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.), dated September 23, 2015 (filed as Exhibit 3.5 to Post-Effective Amendment No. 7 to the IPO Registration Statement on November 17, 2015 and incorporated by reference herein)

3.11
Amendment No. 2 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on September 14, 2017 and incorporated by reference herein)

4.1	Forms of Subscription Agreements (included as Appendix A-1 and Appendix A-2 to the Prospectus dated July 18, 2018 filed on July 19, 2018 and incorporated by reference herein)
4.2
Sixth Amended and Restated Distribution Reinvestment Plan, effective as of December 4, 2017 (included as Appendix B to the Prospectus dated December 6, 2017 filed on December 6, 2017 and incorporated by reference herein)

10.1
Form of Indemnification Agreement entered into between Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and each of the following persons as of August 15, 2014: Jeffrey C. Hines, Charles M. Baughn, Humberto Cabañas, Dougal A. Cameron, John O. Niemann, Jr., Sherri W. Schugart, Ryan T. Sims, David L. Steinbach, Kevin L. McMeans and J. Shea Morgenroth (filed as Exhibit 10.4 to the IPO Registration Statement on September 11, 2013 and incorporated by reference herein)

10.2
Purchase and Sale Agreement, dated as of November 12, 2014, by and between Hines Interests Limited Partnership and Canoga-Rincon Loker Industrial, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on November 20, 2014 and incorporated by reference herein)

10.3
Assignment of Contract of Purchase and Sale, dated as of November 14, 2014, by and between Hines Interests Limited Partnership and HGREIT II 2819 Loker LP (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed November 20, 2014 and incorporated by reference herein)

10.4
Particulars and Conditions of Sale of Bishop’s Square, Bishop’s Street/Kevin Street Lower, Dublin 2, dated as of January 30, 2015, by and between Bishop Ireland GREIT II Limited and Violet Yarrow Real Estate (Dublin) Limited (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on February 5, 2015 and incorporated by reference herein)

10.5
Facility Agreement, dated as of March 3, 2015 by and between Deutsche Girozentrale as Agent, Original Hedge Counterparty, Arranger, Security Trustee and Lender and Hines GREIT II Ireland Fund PLC, acting for and on behalf of its sub-fund Hines GREIT II Bishop Fund, as Borrower (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on March 5, 2015 and incorporated by reference herein)

10.6
First Amendment to Real Estate Purchase Agreement, dated as of August 7, 2015, by and between Hines Global REIT II 891 Coronado LLC and LV Eastern, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 10, 2015 and incorporated by reference herein)

10.7
Second Amendment to Real Estate Purchase Agreement, dated as of August 21, 2015, by and between Hines Global REIT II 891 Coronado LLC and LV Eastern, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 10, 2015 and incorporated by reference herein)

10.8
Third Amendment to and Reinstatement of Real Estate Purchase Agreement, dated as of December 4, 2015, by and between Hines Global REIT II 891 Coronado LLC and LV Eastern, LLC (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 10, 2015 and incorporated by reference herein)

10.9
Real Estate Purchase Agreement, dated as of July 8, 2015, by and between Hines Global REIT II 891 Coronado LLC and LV Eastern, LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on July 14, 2015 and incorporated by reference herein)

10.10
Loan Agreement, dated as of January 29, 2016 by and between Wells Fargo Bank, National Association, as Lender and Hines Global REIT II 891 Coronado LLC, as Borrower (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 4, 2016 and incorporated by reference herein)

10.11
Promissory Note, dated as of January 29, 2016 by and between Hines Global REIT II 891 Coronado LLC, as borrower, and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 4, 2016 and incorporated by reference herein)

10.12
Sale, Purchase and Escrow Agreement, dated as of May 13, 2016, by and between NOP Cottonwood Holdings, LLC, HGREIT II Cottonwood Center LLC, Commonwealth Land Title Insurance Company, Hines Global REIT II Properties LP and National Office Partners LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on May 19, 2016 and incorporated by reference herein)

10.13
Agreement of Purchase and Sale, dated as of June 24, 2016, by and between RT GOODYEAR, LLC and HGREIT II Goodyear Crossing LLC (filed as Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q on August 12, 2016 and incorporated by reference herein)

10.14
Loan Agreement, dated as of July 5, 2016 by and between Principal Life Insurance Company, as Lender and HGREIT II Cottonwood Center LLC, as Borrower (filed as Exhibit 10.26 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.15
Term Loan Agreement, dated as of August 18, 2016 by and between SunTrust Bank, as Lender and HGREIT II Goodyear Crossing LLC, as Borrower (filed as Exhibit 10.27 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.16
Contract of Purchase and Sale, dated as of September 16, 2016, by and between CLP-SPF Rookwood Commons, LLC and CLP-SPF Rookwood Pavilion, LLC and HGREIT II Edmonson Road LLC and HGREIT II Madison Road LLC (filed as Exhibit 10.28 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.17
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and Hines Interests Limited Partnership (Domestic Office Properties) (filed as Exhibit 10.29 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.18
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and Hines Interests Limited Partnership (Domestic Multi-family and Industrial Properties) (filed as Exhibit 10.30 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.19
Open End Mortgage and Security Agreement dated as of April 1, 2015 by and between Nationwide Life Insurance Company, as Lender, and CLP-SPF Rookwood Commons, LLC, as Borrower (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 9, 2017 and incorporated by reference herein)

10.20
Open End Mortgage and Security Agreement dated as of July 1, 2013 by and between Nationwide Life Insurance Company, as Lender, and CLP-SPF Rookwood Pavilion, LLC, as Borrower (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on January 9, 2017 and incorporated by reference herein)

10.21
Assumption and Modification Agreement dated as of January 6, 2017, by and between Nationwide Life Insurance Company, as Lender, CLP-SPF Rookwood Pavilion LLC, as Original Borrower, and HGREIT II Madison Road LLC, as Borrower (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on January 9, 2017 and incorporated by reference herein)

10.22
Assumption and Modification Agreement dated as of January 6, 2017, by and between Nationwide Life Insurance Company, as Lender, CLP-SPF Rookwood Commons LLC, as Original Borrower, and HGREIT II Edmondson Road LLC, as Borrower (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on January 9, 2017 and incorporated by reference herein)

10.23
Uncommitted Loan Agreement, dated as of October 2, 2017, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 3, 2017 and incorporated by reference herein)

10.24
First Amendment to Uncommitted Loan Agreement, dated as of November 30, 2017, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 6, 2017 and incorporated by reference herein)

10.25	Form of Restricted Share Award Agreement (filed as Exhibit 99(a)(1)(G) to the Registrant’s tender offer statement on Schedule TO on October 3, 2017 and incorporated by reference herein)
10.26
Amended and Restated Advisory Agreement, dated as of December 6, 2017, by and among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP, and Hines Global Income Trust, Inc. (filed as Exhibit 10.2 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on December 6, 2017 and incorporated by reference herein)

10.27
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

99.2	Valuation Policy and Procedures (filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K on April 16, 2018 and incorporated by reference herein)
101.INS*	Instance Document—The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101 SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES GLOBAL INCOME TRUST, INC.

August 14, 2018	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

August 14, 2018	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary