Form 10-Q
period 2018-09-30
HINES GLOBAL INCOME TRUST, INC.
filed 2018-11-14
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 1, 2018, approximately 19.2 million shares of the registrant’s Class AX common stock, 20.1 million shares of the registrant’s Class TX common stock, 0.1 million shares of the registrant’s Class IX common stock, 2.1 million shares of the registrant’s Class T common stock, 1.1 million shares of the registrant’s Class D common stock and 24,612 shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2018	December 31, 2017
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$618,462	$572,833
Cash and cash equivalents	92,471	18,170
Restricted cash	7,305	6,383
Derivative instruments	64	110
Tenant and other receivables, net	7,275	8,402
Intangible lease assets, net	83,327	95,137
Deferred leasing costs, net	8,801	4,615
Other assets	3,314	3,367
Total assets	$821,019	$709,017
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$21,842	$15,570
Due to affiliates	21,184	16,642
Intangible lease liabilities, net	14,173	15,939
Other liabilities	9,865	8,601
Derivative instruments	100	—
Distributions payable	1,913	1,868
Note payable to affiliate	75,000	11,200
Notes payable, net	404,506	365,652
Total liabilities	$548,583	$435,472

Commitments and contingencies (Note 11)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2018 and December 31, 2017	—	—
Common shares, $0.001 par value per share (Note 6)	42	39
Additional paid-in capital	348,776	336,761
Accumulated distributions in excess of earnings	(77,710)	(68,193)
Accumulated other comprehensive income (loss)	1,328	4,938
Total stockholders’ equity	272,436	273,545
Noncontrolling interests	—	—
Total equity	272,436	273,545
Total liabilities and equity	$821,019	$709,017
See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Nine Months Ended September 30, 2018 and 2017
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$15,643	$14,869	$47,811	$42,951
Other revenue	235	236	770	682
Total revenues	15,878	15,105	48,581	43,633
Expenses:
Property operating expenses	3,084	2,372	8,578	6,629
Real property taxes	1,966	2,523	6,065	7,614
Property management fees	330	249	986	727
Depreciation and amortization	6,949	7,203	21,249	22,108
Acquisition related expenses	—	550	144	2,641
Asset management and acquisition fees	1,253	1,234	3,674	8,890
Performance participation allocation	1,237	—	4,013	—
General and administrative expenses	763	787	2,275	2,065
Total expenses	15,582	14,918	46,984	50,674
Income (loss) before other income (expenses)	296	187	1,597	(7,041)
Other income (expenses):
Gain (loss) on derivative instruments	(106)	(26)	(153)	(100)
Gain on sale of real estate	—	—	14,491	—
Foreign currency gains (losses)	(67)	132	(382)	427
Interest expense	(2,845)	(2,270)	(8,336)	(6,861)
Interest income	59	49	106	62
Income (loss) before benefit (provision) for income taxes	(2,663)	(1,928)	7,323	(13,513)
Benefit (provision) for income taxes	(119)	385	(138)	614
Net income (loss)	(2,782)	(1,543)	7,185	(12,899)
Net (income) loss attributable to noncontrolling interests	(3)	(3)	(10)	(9)
Net income (loss) attributable to common stockholders	$(2,785)	$(1,546)	$7,175	$(12,908)
Basic and diluted income (loss) per common share	$(0.07)	$(0.04)	$0.18	$(0.38)
Weighted average number of common shares outstanding	40,397	38,932	39,765	34,326

Comprehensive income (loss):
Net income (loss)	$(2,782)	$(1,543)	$7,185	$(12,899)
Other comprehensive income (loss):
Foreign currency translation adjustment	(811)	1,972	(3,610)	6,122
Comprehensive income (loss)	$(3,593)	$429	$3,575	$(6,777)
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(3)	(10)	(9)
Comprehensive income (loss) attributable to common stockholders	$(3,596)	$426	$3,565	$(6,786)

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2018 and 2017
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2018	39,256	$39	$336,761	$(68,193)	$4,938	$273,545	$—
Issuance of common shares	2,694	3	26,960	—	—	26,963	—
Distributions declared (1)	—	—	—	(16,692)	—	(16,692)	(10)
Redemption of common shares	(866)	—	(9,837)	—	—	(9,837)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(1,370)	—	—	(1,370)	—
Offering costs	—	—	(3,738)	—	—	(3,738)	—
Net income (loss)	—	—	—	7,175	—	7,175	10
Foreign currency translation adjustment	—	—	—	—	(3,610)	(3,610)	—
Balance as of September 30, 2018	41,084	$42	$348,776	$(77,710)	$1,328	$272,436	$—

(1)
For the three months ended September 30, 2018, the Company declared cash distributions, net of any applicable distributions and stockholder servicing fees, of approximately $0.15 for Class AX, Class IX, Class D, and Class I shares, and $0.13 for Class TX, Class T, and Class S shares. For the nine months ended September 30, 2018, the Company declared cash distributions, net of any applicable distributions and stockholder servicing fees, of approximately $0.46 for Class AX and Class I shares, $0.38 for Class TX, Class T, and Class S shares, and $0.44 for Class IX and Class D shares.

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2017	26,542	$26	$224,134	$(31,222)	$(2,755)	$190,183	$—
Issuance of common shares	14,427	15	143,012	—	—	143,027	—
Distributions declared (1)	—	—	—	(14,132)	—	(14,132)	(9)
Redemption of common shares	(166)	—	(1,445)	—	—	(1,445)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(11,131)	—	—	(11,131)	—
Offering costs	—	—	(2,947)	—	—	(2,947)	—
Net income (loss)	—	—	—	(12,908)	—	(12,908)	9
Foreign currency translation adjustment	—	—	—	—	6,122	6,122	—
Balance as of September 30, 2017	40,803	$41	$351,623	$(58,262)	$3,367	$296,769	$—

(1)
For the three months ended September 30, 2017, the Company declared cash distributions, net of any applicable distributions and stockholder servicing fees, of approximately $0.15 for Class AX shares, $0.13 for Class TX shares, and $0.15 for Class IX shares. For the nine months ended September 30, 2017, the Company declared cash distributions, net of any applicable distributions and stockholder servicing fees, of approximately $0.45 for Class AX shares, $0.37 for Class TX shares, and $0.24 for Class IX shares.

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2018 and 2017
(UNAUDITED)

	2018	2017
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,185	$(12,899)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	21,063	21,710
Gain on sale of real estate	(14,491)	—
Foreign currency (gains) losses	382	(427)
(Gain) loss on derivative instruments	153	100
Changes in assets and liabilities:
Change in other assets	669	(821)
Change in tenant and other receivables	1,026	(2,606)
Change in deferred leasing costs	(8,548)	(620)
Change in accounts payable and accrued expenses	4,352	2,331
Change in other liabilities	1,216	1,750
Change in due to affiliates	3,141	(868)
Net cash from operating activities	16,148	7,650
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(72,094)	(131,758)
Capital expenditures at operating properties	(10,900)	(1,305)
Proceeds from sale of real estate	37,087	—
Net cash from (used in) investing activities	(45,907)	(133,063)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	18,003	137,085
Redemption of common shares	(8,498)	(1,590)
Payment of offering costs	—	(3,449)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(2,198)	(6,525)
Distributions paid to stockholders and noncontrolling interests	(7,697)	(6,316)
Proceeds from notes payable	45,000	24,386
Payments on notes payable	(1,270)	(1,233)
Proceeds from related party note payable	90,500	7,000
Payments on related party note payable	(26,700)	(63,000)
Change in security deposit liability	46	(24)
Deferred financing costs paid	(929)	(471)
Payments related to interest rate contracts	(10)	(169)
Net cash from (used in) financing activities	106,247	85,694
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(1,265)	1,138
Net change in cash, restricted cash and cash equivalents	75,223	(38,581)
Cash, restricted cash and cash equivalents, beginning of period	24,553	99,713
Cash, restricted cash and cash equivalents, end of period	$99,776	$61,132

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST INC, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2018 and 2017

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of September 30, 2018 and December 31, 2017, the results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017.

Hines Global Income Trust, Inc. (the “Company”), formerly known as Hines Global REIT II, Inc., was incorporated in Maryland on July 31, 2013, to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years. The Company is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines. The Company intends to conduct substantially all of its operations through Hines Global REIT II Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of September 30, 2018 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

As of September 30, 2018, the Company owned direct real estate investments in eight properties totaling 2.8 million square feet that were 97% leased. The Company raises capital for its investments through public offerings of its common stock. The Company commenced its initial public offering of up to $2.5 billion in shares of its common stock (the “Initial Offering”) in August 2014, and commenced its second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under its distribution reinvestment plan (the “Follow-On Offering”) in December 2017. As of November 1, 2018, the Company had received gross offering proceeds of $449.7 million from the sale of 45.8 million shares through its public offerings, including shares issued pursuant to its distribution reinvestment plan.

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

Tenant and Other Receivables

Tenant and other receivable balances consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent. Straight-line rent receivables were $4.8 million and $4.0 million as of September 30, 2018 and December 31, 2017, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated condensed balance sheets.

Additionally, as of December 31, 2017, tenant and other receivables included $2.3 million in receivables from third-parties related to working capital reserves and transactions costs related to the acquisition of the Queen’s Court Student Residences. There were no such receivables remaining as of September 30, 2018.

Other Assets

Other assets included the following (in thousands):

	September 30, 2018		December 31, 2017
Deferred offering costs (1)	$—		$1,525
Prepaid insurance	69		97
Prepaid property taxes	80		76
Deferred tax assets	773		944
Other	2,392	(2)	725
Other assets	$3,314		$3,367

(1)
Represents offering costs incurred by the Advisor which will be released into equity as gross proceeds from the Follow-On Offering are raised. See Note 7—Related Party Transactions for additional information regarding the Company’s organization and offering costs.

(2)	Includes $2.0 million of capitalized acquisition costs related primarily to the acquisition of Fresh Park Venlo, which was acquired on October 5, 2018 and discussed in Note 12—Subsequent Events.

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

The Company is in the process of evaluating the impact that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements relating to its leases, regardless of whether it is the lessor or the lessee. For leases in which the Company is the lessor, it is entitled to receive tenant reimbursements for operating expenses such as real estate taxes, insurance and common area maintenance, of which it expects to account for these lease and non-lease components as a single lease component since the timing and pattern of transfer is the same in accordance with ASU 2018-11. The Company has currently identified certain areas the Company believes may be impacted by the adoption of ASU 2016-02, which include:

•
From time to time, the Company may have ground lease agreements in which the Company is the lessee of the land at its investment properties that the Company would account for as an operating lease. Upon adoption of ASU 2016-02, the Company will record any rights and obligations under these leases as an asset and liability at fair value in the Company’s consolidated balance sheets.

•	Determination of costs to be capitalized associated with leases. ASU 2016-02 will limit the capitalization associated with certain costs to costs that are a direct result of obtaining a lease.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Buildings and improvements (1)	$535,611	$491,289
Less: accumulated depreciation	(26,380)	(18,172)
Buildings and improvements, net	509,231	473,117
Land	109,231	99,716
Investment property, net	$618,462	$572,833

(1)
Included in buildings and improvements is approximately $14.0 million and $4.3 million of construction-in-progress related to the expansion of Bishop’s Square as of September 30, 2018 and December 31, 2017, respectively. In October 2017, the Company commenced construction at Bishop’s Square to add an additional floor and make various upgrades to the property.

Recent Dispositions of Investment Property

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

Recent Acquisitions of Investment Property

In September 2018, the Company acquired Venue Museum District, a multi-family community located in Houston, Texas. The contract purchase price was $72.9 million, exclusive of transaction costs and closing prorations. Venue Museum District was constructed in 2009 and consists of 224 units that are presently 92% leased. The amount recognized for the asset acquisition as of the acquisition date was determined by allocating the net purchase price as follows (in thousands):

Building and Improvements	Land	In-place Lease Intangibles	Total
$52,538	$17,409	$3,240	$73,187

In October 2018, the Company acquired a leasehold interest in Fresh Park Venlo, a specialized logistics park located in Venlo, the Netherlands. The purchase price for Fresh Park Venlo was €117.5 million (approximately $136.3 million assuming a rate of $1.16 per EUR as of the acquisition date), exclusive of transaction costs and working capital reserves. See Note 12—Subsequent Events for additional information regarding the acquisition of Fresh Park Venlo.

As of September 30, 2018, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$108,676	$4,689	$(17,968)
Less: accumulated amortization	(27,964)	(2,074)	3,795
Net	$80,712	$2,615	$(14,173)

As of December 31, 2017, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$116,222	$4,716	$(18,490)
Less: accumulated amortization	(24,430)	(1,371)	2,551
Net	$91,792	$3,345	$(15,939)

Amortization expense of in-place leases was $3.7 million and $4.3 million for the three months ended September 30, 2018 and 2017, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $0.5 million and $0.3 million for the three months ended September 30, 2018 and 2017, respectively.

Amortization expense of in-place leases was $11.5 million and $13.9 million for the nine months ended September 30, 2018 and 2017, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $0.9 million and $0.8 million for the nine months ended September 30, 2018 and 2017, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from October 1, 2018 through December 31, 2018 and for each of the years ending December 31, 2019 through December 31, 2022 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
October 1, 2018 through December 31, 2018	$4,063	$(157)
2019	$11,650	$(694)
2020	$7,433	$(1,076)
2021	$5,475	$(939)
2022	$3,507	$(1,007)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of September 30, 2018, the approximate fixed future minimum rentals for the period from October 1, 2018 through December 31, 2018, for each of the years ending December 31, 2019 through 2022 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
October 1, 2018 through December 31, 2018	$9,747
2019	37,838
2020	31,555
2021	27,443
2022	22,187
Thereafter	124,143
Total	$252,913

During the nine months ended September 30, 2018 and 2017, the Company did not earn more than 10% of its revenue from any individual tenant.

4. DEBT FINANCING

As of September 30, 2018 and December 31, 2017, the Company had approximately $482.5 million and $379.3 million of debt outstanding, with weighted average years to maturity of 2.6 years and 3.8 years, and a weighted average interest rate of 3.04% and 2.63%, respectively. The following table provides additional information regarding the Company’s debt outstanding at September 30, 2018 and December 31, 2017 (in thousands):

Description	Origination or Assumption Date	Maturity Date	Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of September 30, 2018	Principal Outstanding at September 30, 2018	Principal Outstanding at December 31, 2017
Secured Mortgage Debt
Bishop's Square	3/3/2015	3/2/2022	€55,200	Euribor + 1.30% (1)	1.30%	$64,043	$66,124
Domain Apartments	1/29/2016	1/29/2020	$34,300	Libor + 1.60%	3.86%	34,300	34,300
Cottonwood Corporate Center	7/5/2016	8/1/2023	$78,000	Fixed	2.98%	74,540	75,811
Goodyear Crossing II	8/18/2016	8/18/2021	$29,000	Libor + 2.00%	4.11%	29,000	29,000
Rookwood Commons	1/6/2017	7/1/2020	$67,000	Fixed	3.13%	67,000	67,000
Rookwood Pavilion	1/6/2017	7/1/2020	$29,000	Fixed	2.87%	29,000	29,000
Montrose Student Residences	3/24/2017	3/23/2022	€22,605	Euribor + 1.85% (2)	1.85%	26,226	27,079
Queen's Court Student Residences	12/18/2017	12/18/2022	£29,500	Libor + 2.00% (3)	2.68%	38,424	39,798
Venue Museum District	9/21/2018	10/9/2020	$45,000	Libor + 1.95% (4)	4.13%	45,000	—
Notes Payable						$407,533	$368,112
Affiliate Note Payable
Credit Facility with Hines	10/2/2017	12/31/2018	$75,000	Variable	3.71%	75,000	11,200
Total Note Payable to Affiliate						$75,000	$11,200
Total Principal Outstanding						$482,533	$379,312
Unamortized discount						(369)	(528)
Unamortized financing fees						(2,658)	(1,932)
Total						$479,506	$376,852

(1)
On the loan origination date, and as extended on February 20, 2018, the Company entered into a 2.00% Euribor interest rate cap agreement for the full amount borrowed as an economic hedge against the variability of future interest rates on this borrowing.

(2)
On the loan origination date, the Company entered into a 1.25% Euribor interest rate cap agreement for €17.0 million (approximately $19.7 million assuming a rate of $1.16 per EUR as of September 30, 2018) of the full amount borrowed as an economic hedge against the variability of future interest rates on this borrowing.

(3)
On the loan origination date, the Company entered into a 2.00% Libor interest rate cap agreement for £22.1 million (approximately $28.8 million assuming a rate of $1.30 per GBP as of September 30, 2018) of the full amount borrowed as an economic hedge against the variability of future interest rates on this borrowing.

(4)
On the loan origination date, the Company entered into a 3.50% Libor interest rate cap agreement for the full amount borrowed as an economic hedge against the variability of future interest rates on this borrowing.

Hines Credit Facility

For the period from January 2018 through September 2018, the Company made draws of $90.5 million and made payments of $26.7 million under its uncommitted loan agreement with Hines (the “Hines Credit Facility”). The Company had $75.0 million outstanding on September 30, 2018. No subsequent draws or payments were made under the Hines Credit Facility from October 1, 2018 through November 14, 2018.

Financial Covenants

The Company’s loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants as of September 30, 2018.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from October 1, 2018 through December 31, 2018, for each of the years ending December 31, 2019 through December 31, 2022 and for the period thereafter (in thousands).

	Payments Due by Year
	October 1, 2018 through December 31, 2018	2019	2020	2021	2022	Thereafter
Principal payments	$75,430	$1,751	$177,104	$30,859	$130,608	$66,781

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

The Company has also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates related to its international investments. These forward contracts fixed the currency exchange rates on each of the investments to which they related. The Company did not designate any of these contracts as fair value or cash flow hedges for accounting purposes.  In September 2018, the Company entered into a €43.0 million foreign currency forward contract with an effective date of September 28, 2018 and a trade date of October 1, 2018, in connection with the purchase of Fresh Park Venlo. See Note 12—Subsequent Events for additional information regarding the purchase of Fresh Park Venlo.

The table below provides additional information regarding the Company’s interest rate contracts (in thousands, except percentages).

Interest Rate Contracts
Type	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Interest rate cap	March 3, 2015	April 25, 2020 (2)	$64,043	Euribor	2.00%
Interest rate cap	March 24, 2017	March 23, 2022	$19,670	Euribor	1.25%
Interest rate cap	December 20, 2017	December 20, 2020	$28,818	Libor	2.00%
Interest rate cap	September 21, 2018	October 9, 2020	$45,000	Libor	3.50%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on September 30, 2018.

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

Common Stock

As of September 30, 2018 and December 31, 2017, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	September 30, 2018			December 31, 2017
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Class AX common stock, $0.001 par value per share	40,000	19,178	19,178	40,000	19,206	19,206
Class TX common stock, $0.001 par value per share	40,000	20,026	20,026	40,000	19,958	19,958
Class IX common stock, $0.001 par value per share	10,000	95	95	10,000	92	92
Class JX common stock, $0.001 par value per share	10,000	—	—	10,000	—	—
Class T common stock, $0.001 par value per share	350,000	1,195	1,195	350,000	—	—
Class S common stock, $0.001 par value per share	350,000	—	—	350,000	—	—
Class D common stock, $0.001 par value per share	350,000	583	583	350,000	—	—
Class I common stock, $0.001 par value per share	350,000	7	7	350,000	—	—

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the nine months ended September 30, 2018 and 2017 (in thousands). There were no Class JX and S shares issued, redeemed or outstanding during the nine months ended September 30, 2018.

	Class AX		Class TX		Class IX		Class T		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2018	19,206	$19	19,958	$20	92	$—	—	$—	—	$—	—	$—	39,256	$39
Issuance of common shares	428	—	478	1	3	—	1,195	1	583	1	7	—	2,694	3
Redemption of common shares	(456)	—	(410)	—	—	—	—	—	—	—	—	—	(866)	—
Balance as of September 30, 2018	19,178	$19	20,026	$21	95	$—	1,195	$1	583	$1	7	$—	41,084	$42

	Class AX		Class TX		Class IX		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	16,468	$16	10,074	$10	—	$—	26,542	$26
Issuance of common shares	3,711	4	10,625	11	91	—	14,427	15
Redemption of common shares	(151)	—	(15)	—	—	—	(166)	—
Balance as of September 30, 2017	20,028	$20	20,684	$21	91	$—	40,803	$41

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2018 through November 2018 at a gross distribution rate of $0.05083 per month for each share class, less any applicable distribution and stockholder servicing fees.

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

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2018
September 30, 2018	$2,617	$3,033	$5,650
June 30, 2018	2,554	2,974	5,528
March 31, 2018	2,544	2,970	5,514
Total	$7,715	$8,977	$16,692
2017
December 31, 2017	$2,636	$3,005	$5,641
September 30, 2017	2,532	2,901	5,433
June 30, 2017 (1)	2,225	2,565	4,790
March 31, 2017 (2)	1,833	2,076	3,909
Total	$9,226	$10,547	$19,773

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

7. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid as of
Type and Recipient	2018	2017	2018	2017	September 30, 2018	December 31, 2017
Selling Commissions- Dealer Manager	$313	$971	$349	$4,006	$—	$—
Dealer Manager Fee- Dealer Manager	55	474	61	1,735	—	—
Distribution & Stockholder Servicing Fees- Dealer Manager	978	1,719	960	5,390	7,421	8,249
Organization and Offering Costs- the Advisor	711	1,535	2,213	3,921	7,941	5,728
Acquisition Fees- the Advisor	—	—	—	5,273	—	2
Asset Management Fees- the Advisor	1,253	1,234	3,674	3,617	1,388	1,561
Other- the Advisor (1)	366	534	1,038	1,027	273	464
Performance Participation Allocation- the Advisor (2)	1,237	—	4,013	—	4,013	251
Interest expense- Hines (3)	56	—	254	388	56	10
Property Management Fees- Hines	259	237	712	618	20	37
Construction Management Fees- Hines	75	—	326	—	—	19
Leasing Fees- Hines	95	—	205	—	62	17
Expense Reimbursement- Hines (with respect to management and operations of the Company's properties)	472	477	1,374	1,159	10	304
Total	$5,870	$7,181	$15,179	$27,134	$21,184	$16,642

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

As of September 30, 2018, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $482.5 million, was $476.2 million. As of December 31, 2017, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $379.3 million, was $376.5 million. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

9. REPORTABLE SEGMENTS

As described previously, the Company intends to invest the net proceeds from its public offerings in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. The Company’s current business consists of owning, operating, acquiring, developing, investing in, and disposing of real estate assets. All of the Company’s consolidated revenues and property operating expenses as of September 30, 2018 are from the Company’s consolidated real estate properties owned as of that date, other than 2819 Loker Avenue East, which was sold on March 30, 2018. As a result, the Company’s operating segments have been classified into six reportable segments: domestic office investments, domestic residential/living investments, domestic retail investments, domestic other investments, international office investments, and international residential/living investments.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total Revenue
Domestic office investments	$4,109	$3,986	$12,246	$11,582
Domestic residential/living investments	1,467	1,155	3,910	3,496
Domestic retail investments	5,262	4,876	15,316	14,523
Domestic other investments	1,254	1,884	4,547	5,706
International office investments	1,947	2,413	6,009	6,703
International residential/living investments	1,839	791	6,553	1,623
Total Revenue	$15,878	$15,105	$48,581	$43,633

For the three and nine months ended September 30, 2018 and 2017, the Company’s total revenue was attributable to the following countries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total Revenue
United States	76%	79%	74%	81%
Ireland	17%	21%	18%	19%
United Kingdom	7%	—%	8%	—%

For the three and nine months ended September 30, 2018 and 2017, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Property revenues in excess of expenses (1)
Domestic office investments	$2,756	$2,729	$8,328	$7,896
Domestic residential/living investments	991	719	2,582	2,228
Domestic retail investments	3,426	2,566	9,833	7,672
Domestic other investments	1,015	1,449	3,535	4,396
International office investments	1,563	2,030	4,688	5,424
International residential/living investments	747	468	3,986	1,047
Property revenues in excess of expenses	$10,498	$9,961	$32,952	$28,663

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of September 30, 2018 and December 31, 2017, the Company’s total assets by segment were as follows (in thousands):

	September 30, 2018	December 31, 2017
Total Assets
Domestic office investments	$131,690	$130,901
Domestic residential/living investments	126,643	53,344
Domestic retail investments	198,959	202,093
Domestic other investments	49,255	76,745
International office investments	124,066	116,494
International residential/living investments	116,716	121,919
Corporate-level accounts	73,690	7,521
Total Assets	$821,019	$709,017

As of September 30, 2018 and December 31, 2017, the Company’s total assets were attributable to the following countries:

	September 30, 2018	December 31, 2017
Total Assets
United States	71%	67%
Ireland	21%	23%
United Kingdom	8%	10%

For the three and nine months ended September 30, 2018 and 2017 the Company’s reconciliation of the Company’s property revenues in excess of expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Reconciliation to property revenue in excess of expenses
Net income (loss)	$(2,782)	$(1,543)	$7,185	$(12,899)
Depreciation and amortization	6,949	7,203	21,249	22,108
Acquisition related expenses	—	550	144	2,641
Asset management and acquisition fees	1,253	1,234	3,674	8,890
Performance participation allocation	1,237	—	4,013	—
General and administrative expenses	763	787	2,275	2,065
(Gain) loss on derivative instruments	106	26	153	100
Gain on sale of real estate	—	—	(14,491)	—
Foreign currency (gains) losses	67	(132)	382	(427)
Interest expense	2,845	2,270	8,336	6,861
Interest income	(59)	(49)	(106)	(62)
(Benefit) provision for income taxes	119	(385)	138	(614)
Total property revenues in excess of expenses	$10,498	$9,961	$32,952	$28,663

10. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$7,784	$6,173
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$1,913	$1,833
Distributions reinvested	$8,959	$7,187
Shares tendered for redemption	$1,360	$—
Other receivables	$—	$384
Non-cash net liabilities assumed	$1,146	$1,652
Assumption of mortgage upon acquisition of property	$—	$95,260
Offering costs payable to the Advisor	$2,213	$472
Selling commissions, dealer manager fees and distribution and stockholder servicing fees payable to the Dealer Manager	$960	$4,662
Accrued capital additions	$2,385	$754
Accrued acquisition costs	$1,730	$—

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

12. SUBSEQUENT EVENTS

Fresh Park Venlo

In October 2018, the Company acquired a leasehold interest in Fresh Park Venlo, a specialized logistics park located in Venlo, the Netherlands. Fresh Park Venlo is comprised of 23 buildings constructed between 1960 and 2018, and consists of 2,863,630 square feet of net rentable area that is, in the aggregate, 95% leased to more than 60 tenants. The purchase price for Fresh Park Venlo was €117.5 million (approximately $136.3 million assuming a rate of $1.16 per EUR as of the acquisition date), exclusive of transaction costs and working capital reserves. In connection with the acquisition of the property, the Company entered into a third-party mortgage loan for the principal sum of approximately €75.0 million (approximately $87.0 million assuming a rate of $1.16 per EUR as of the acquisition date). The mortgage loan has a floating interest rate of Euribor + 1.50% per annum. Repayment of principal is due upon the maturity of the mortgage loan on August 15, 2023.

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

We raise capital for our investments through public offerings of our common stock. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014 and commenced our second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Follow-On Offering”) in December 2017. It is our intention to conduct a continuous offering for an indefinite period of time by conducting additional offerings of our shares following the conclusion of the Follow-On Offering. As of November 1, 2018, we had received gross offering proceeds of $449.7 million from the sale of 45.8 million shares through our public offerings, including shares issued pursuant to our distribution reinvestment plan.

Portfolio Highlights

We intend to meet our primary investment objectives by investing in a portfolio of real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. As of September 30, 2018 and including the effect of the acquisition of Fresh Park Venlo in October 2018, we owned nine real estate investments consisting of 5.7 million square feet that were 96% leased.

Recent Dispositions of Investment Property

We sold 2819 Loker Avenue East on March 30, 2018 for a contract sales price of $38.3 million. We acquired 2819 Loker Avenue East in December 2014 for a net purchase price of $25.4 million and recognized a $14.5 million gain on the sale.

Recent Acquisitions of Investment Property

We acquired Venue Museum District in September 2018 for a contract purchase price of $72.9 million, exclusive of transaction costs and closing prorations.

In October 2018, we acquired a leasehold interest in Fresh Park Venlo, a specialized logistics park located in Venlo, the Netherlands. The purchase price for Fresh Park Venlo was €117.5 million (approximately $136.3 million assuming a rate of $1.16 per EUR as of the acquisition date), exclusive of transaction costs and working capital reserves. See “—Subsequent Events” for additional information regarding the purchase of Fresh Park Venlo.

The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of September 30, 2018 (“Estimated Values”), which are consistent with the values used to determine our net asset value per share on that date, for properties acquired prior to September 30, 2018 and as of the date of acquisition with respect to Fresh Park Venlo, which was acquired on October 5, 2018.

The following charts depict the location of our real estate investments as of September 30, 2018 and also includes the effect of the acquisition of Fresh Park Venlo, which was acquired on October 5, 2018. Approximately 56% of our portfolio is located throughout the United States and approximately 44% is located internationally, based on the Estimated Values, and including the effect of the acquisition of Fresh Park Venlo.

The following table provides additional information regarding each of our properties and is presented as of September 30, 2018 for properties acquired prior to September 30, 2018 and as of the date of acquisition with respect to Fresh Park Venlo, which was acquired on October 5, 2018.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (1)	Estimated Going-in Capitalization Rate (2)	Leasable Square Feet	Percent Leased
Bishop’s Square	Dublin, Ireland	Office	3/2015; $103.2	6.1%	153,387	89%
Domain Apartments	Las Vegas, Nevada	Residential/Living	1/2016; $58.1	5.5%	331,038	98%
Cottonwood Corporate Center	Salt Lake City, Utah	Office	7/2016; $139.2	6.9%	490,030	99%
Goodyear Crossing II	Phoenix, Arizona	Industrial	8/2016; $56.2	8.5%	820,384	100%
Rookwood	Cincinnati, Ohio	Retail	1/2017; $193.7	6.0%	573,991	98%
Montrose Student Residences	Dublin, Ireland	Residential/Living	3/2017; $40.6	5.5%	53,827	100%
Queen’s Court Student Residences	Reading, United Kingdom	Residential/Living	10/2017; $65.3	6.2%	79,115	92%
Venue Museum District	Houston, Texas	Residential/Living	9/2018; $72.9	3.9%	294,964	92%
Fresh Park Venlo	Venlo, The Netherlands	Industrial	10/2018; $136.3	6.7%	2,863,628	95%
Total for All Investments					5,660,364	96%

(1)	For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

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

NAV and Distributions

We began determining a net asset value (“NAV”) per share on a monthly basis as of the end of January 2018. Our NAV per share has increased from $9.69 as of August 31, 2017 to $9.94 as of September 30, 2018 as illustrated in the chart below. Set forth below is additional information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).

1.
Please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 17, 2018 for additional information concerning the methodology used to determine, and the limitations of, the NAV per share as of September 30, 2018. Please see our Annual Reports on Form 10-K for the years ended December 31, 2016 and December 31, 2017 as well as our Current Reports on Form 8-K for additional information concerning the NAV per share determined as of prior dates.

2.
Our board of directors determined an NAV per share of $9.03 as of February 29, 2016. Prior thereto, $8.92 was considered to be the “net investment value” of our shares, which was equal to the offering price per share of $10.00 in effect at that time, as arbitrarily determined by our board of directors, net of the applicable selling commissions, dealer manager fees and issuer costs.

Set forth below is information regarding our gross annualized distribution rate, excluding any applicable distribution and stockholder servicing fees, since October 1, 2014 (the date our board first authorized distributions to be declared). As illustrated in the chart below, we maintained our gross annualized distribution rate of $0.61 per share for the three and nine months ended September 30, 2018.

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

We expect that once we have fully invested the proceeds of our public offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. As of September 30, 2018 and including the effect of our acquisition of Fresh Park Venlo in October 2018, our portfolio was approximately 58% leveraged, based on the Estimated Values of our real estate investments owned as of September 30, 2018 and the purchase price for Fresh Park Venlo.

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

Net cash provided by operating activities for the nine months ended September 30, 2018 increased by $8.5 million as compared to the same period in the prior year, which is primarily due to a reduction in acquisition-related fees and expenses for the nine months ended September 30, 2018. We acquired two properties during the nine months ended September 30, 2017, and acquired one property during the nine months ended September 30, 2018. We paid $8.7 million in acquisition-related fees and expenses during the nine months ended September 30, 2017 that reduced operating cash flows.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 and 2017 were primarily due to the following:

Nine months ended September 30, 2018

•	Payment of $72.1 million primarily related to the acquisition of Venue Museum District.

•
Capital expenditures of approximately $10.9 million primarily related to development work at Bishop’s Square and various capital improvements at our other properties. With respect to the development works at Bishop’s Square, we expect the total construction costs to approximate €13.9 million (approximately $16.1 million assuming a rate of $1.16 per EUR as of September 30, 2018) and for the development works to be completed in the first quarter of 2019.

•
We received proceeds of $37.1 million from the sale of 2819 Loker Avenue East, a Class–A industrial property located in Carlsbad, California, on March 30, 2018. We sold 2819 Loker Avenue East for a contract sales price of $38.3 million and we acquired 2819 Loker Avenue East in December 2014 for a net purchase price of $25.4 million.

Nine months ended September 30, 2017

•	Payment of $131.8 million related to the acquisition of Rookwood Commons and Rookwood Pavilion and the Montrose Student Residences.

•	Capital expenditures of approximately $1.3 million primarily related to parking upgrades at Cottonwood Corporate Center and the development works at Bishop’s Square.

Cash Flows from Financing Activities

Public Offerings

During the nine months ended September 30, 2018 and 2017, we raised gross proceeds of $18.0 million and $137.1 million, respectively, from our public offerings, excluding proceeds from the distribution reinvestment plan. We recently commenced our Follow-On Offering, and have not yet raised significant gross proceeds related to our Follow-On Offering in 2018. In addition, during the nine months ended September 30, 2018 and 2017, we redeemed $8.5 million and $1.6 million shares of our common stock pursuant to our share redemption program, respectively. The increase in share redemptions is primarily due to our restructuring in 2017 and related modification to our share redemption program, which increased the number of shares that may be redeemed in each period.

In addition to the investing activities described previously, we have used proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the nine months ended September 30, 2018 and 2017, we made payments of $2.2 million and $6.5 million, respectively, for selling commissions, dealer manager fees, distribution and stockholder servicing fees related to our public offerings. The decrease in selling commissions, dealer manager fees and distribution and stockholder servicing fees for the nine months ended September 30, 2018 as compared to the same period in 2017 is due to the reduction of capital raised and our restructuring and related modifications in our Follow-On Offering, which includes a reduction of the selling commissions, dealer manager fees and distribution and stockholder servicing fees payable to the Dealer Manager in connection with the Follow-On Offering as compared to those charged on shares issued during our Initial Offering.

Through December 5, 2017, we also used proceeds from the Initial Offering to make payments to our Advisor for the reimbursement of organization and offering costs that were deemed issuer costs. For the nine months ended September 30, 2017, we reimbursed our Advisor $3.4 million for these organization and offering costs. Effective December 6, 2017, the Advisor agreed to advance all of our organization and offering costs, consisting of issuer costs and certain underwriting costs (but excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) related to our public offerings, through December 31, 2018. We will reimburse the Advisor for all such advanced expenses, as well as any organization and offering costs incurred in prior periods related to our Initial Offering, ratably from 2019 through 2023, to the extent cumulative organization and offering costs do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from our public offerings.

Distributions

With the authorization of our board of directors, we declared distributions as of daily record dates and paid them on a monthly basis through December 31, 2017. Beginning in January 2018, we have and intend to continue to declare distributions as of monthly record dates and pay them on a monthly basis. With the authorization of our board of directors, we declared monthly distributions from January 2018 through November 2018 at a gross distribution rate of $0.05083 per month for each share class less any applicable distribution and stockholder servicing fees. Distributions will be made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

Distributions paid to stockholders during the nine months ended September 30, 2018 and 2017 were $16.6 million and $13.5 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the nine months ended September 30, 2018 and September 30, 2017, we funded 26% and 39% of total distributions with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds. As described previously, we paid acquisition fees and acquisition-related expenses of $8.7 million for the nine months ended September 30, 2017. Acquisition fees and acquisition-related expenses were expensed prior to our adoption of ASU 2017-01 on January 1, 2018 and therefore reduced cash flows from operating activities for that period. However, we funded such acquisition fees and acquisition-related expenses with proceeds from our public offerings and/or acquisition-related indebtedness.

The following table outlines our total distributions declared to stockholders for each of the quarters during 2018 and 2017, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	Stockholders			Distributions Paid With Cash Flows From Operating Activities (1)
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2018
September 30, 2018	$2,617	$3,033	$5,650	$5,654	100%
June 30, 2018	2,554	2,974	5,528	2,065	37%
March 31, 2018	2,544	2,970	5,514	4,674	85%
Total	$7,715	$8,977	$16,692	$12,393	74%
2017
December 31, 2017	$2,636	$3,005	$5,641	$—	—%
September 30, 2017	2,532	2,901	5,433	3,869	71%
June 30, 2017 (2)	2,225	2,565	4,790	4,793	100%
March 31, 2017 (3)	1,833	2,076	3,909	—	—%
Total	$9,226	$10,547	$19,773	$8,662	44%

(1)	Includes distributions paid to noncontrolling interests.

(2)	Includes $1.5 million of distributions that were declared on March 23, 2017 with respect to daily record dates for each day during the month of April 2017.

(3)
Includes distributions declared as of daily record dates for the three months ended March 31, 2017, but excludes $1.5 million of distributions that were declared on March 23, 2017 with respect to daily record dates for each day during the month of April 2017. These April 2017 distributions were paid in cash or reinvested in shares on May 1, 2017.

Debt Financings

As mentioned previously, our portfolio was approximately 58% leveraged as of September 30, 2018 (based on the Estimated Values), including the effect of our acquisition of Fresh Park Venlo in October 2018. Our total loan principal outstanding had a weighted average interest rate of 3.04% as of September 30, 2018. Below is additional information regarding our loan activity for the nine months ended September 30, 2018 and 2017. See Note 4 — Debt Financing for additional information regarding our outstanding debt.

Nine months ended September 30, 2018

•	We entered into $45.0 million of permanent mortgage financing related to the acquisition of Venue Museum District.

•	We made payments of $0.9 million in financing costs primarily related to the mortgage loan at Venue Museum District.

•	We made payments of principal of $1.3 million on the permanent mortgage financing related to Cottonwood Corporate Center.

•
We borrowed $90.5 million under the Hines Credit Facility primarily to provide cash for the acquisitions of Venue Museum District and Fresh Park Venlo and made payments of $26.7 million on this facility in April 2018 using proceeds received from the sale of 2819 Loker Avenue East. We had an outstanding balance of $75.0 million under this facility as of September 30, 2018.

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

Results of Operations

Same Store Analysis

The following table presents the property-level revenues in excess of expenses for the three months ended September 30, 2018, as compared to the same period in 2017, by reportable segment. Same-store properties for the three months ended September 30, 2018 includes six properties that were 98% leased as of September 30, 2018 compared to 97% leased as of September 30, 2017. In total, property revenues in excess of expenses of the same-store properties increased 4% for the three months ended September 30, 2018 as compared to the same period in 2017.

Below is additional information regarding our same-store results and other financial results with variances from the comparative period. All amounts are in thousands, except for percentages:

	Three Months Ended September 30,		Change
	2018	2017	$		%
Property revenues in excess of expenses(1)
Same-store properties
Domestic office investments	$2,756	$2,729	$27		1%
Domestic residential/living investments	824	719	105		15%
Domestic retail investments	3,426	2,566	860	(2)	34%
Domestic other investments	1,015	994	21		2%
International office investments	1,563	2,030	(467)	(3)	(23)%
International residential/living investments	295	468	(173)		(37)%
Total same-store properties	$9,879	$9,506	$373		4%
Recent acquisitions	621	—	621		100%
Disposed properties	(2)	455	(457)		(100)%
Total property revenues in excess of expenses	$10,498	$9,961	$537		5%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

(2)	Increase is due to increased property tax expense incurred during the prior period related to a property that was acquired in 2017.

(3)
Decrease is due to a decline in revenue during the three months ended September 30, 2018, as compared to the same period in 2017 as a result of a tenant’s lease expiration in August 2017 without renewal.

The following table presents the property-level revenues in excess of expenses for the nine months ended September 30, 2018, as compared to the same period in 2017, by reportable segment. Same-store properties for the nine months ended September 30, 2018 includes four properties that were 98% leased as of September 30, 2018 compared to 97% leased as of September 30, 2017. In total, property revenues in excess of expenses of the same-store properties changed by an insignificant amount for the nine months ended September 30, 2018 as compared to the same period in 2017. Therefore, changes in our property revenues in excess of expenses are primarily related to our recent acquisitions.

Below is additional information regarding our same-store results and other financial results with variances from the comparative period. All amounts are in thousands, except for percentages:

	Nine Months Ended September 30,		Change
	2018	2017	$		%
Property revenues in excess of expenses(1)
Same-store properties
Domestic office investments	$8,328	$7,896	$432		5%
Domestic residential/living investments	2,414	2,228	186		8%
Domestic other investments	3,050	3,017	33		1%
International office investments	4,688	5,424	(736)	(2)	(14)%
Total same-store properties	$18,480	$18,565	$(85)		—%
Recent acquisitions	13,989	8,719	5,270		60%
Disposed properties	483	1,379	(896)		(65)%
Total property revenues in excess of expenses	$32,952	$28,663	$4,289		15%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

(2)
Decrease is due to a decline in revenue during the nine months ended September 30, 2018, as compared to the same period in 2017, as a result of a tenant’s lease expiration in August 2017 without renewal.

Other Changes

The table below includes additional information regarding changes in our results of operations for the three months ended September 30, 2018, including explanations for significant changes:

	Three Months Ended September 30,		Change
	2018	2017	$	%
Other
Depreciation and amortization	$6,949	$7,203	$(254)	(4)%
Acquisition related expenses	$—	$550	$(550)	(100)%
Asset management and acquisition fees	$1,253	$1,234	$19	2%
Performance participation allocation	$1,237	$—	$1,237	100%
General and administrative expenses	$763	$787	$(24)	(3)%
Interest expense	$2,845	$2,270	$575	25%
Benefit (provision) for income taxes	$(119)	$385	$(504)	(131)%

Depreciation and amortization: Depreciation and amortization expense decreased for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to fully amortized in-place lease intangibles.
Acquisition related expenses: Acquisition related expenses represent third-party costs related to the acquisition of our real estate investments, including those properties which we may acquire in future periods. These costs vary significantly from one acquisition to the next and generally tend to be higher for our international acquisitions. Additionally, on January 1, 2018 we adopted ASU 2017-01, pursuant to which acquisition fees and expenses related to these real estate investments are to be capitalized and not expensed. As a result, beginning in January 2018, only dead-deal costs will be expensed. We expect such costs to be significantly lower than amounts recorded in prior periods.

Performance participation allocation: We accrued $1.2 million related to the performance participation allocation as a result of the total return being greater than the 5% hurdle amount during the three months ended September 30, 2018. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. See Note 7—Related Party Transactions, for additional information regarding the performance participation allocation. The Operating Partnership Agreement was amended effective December 2017 to provide for the performance participation allocation. As a result, there was no performance participation allocation for the three months ended September 30, 2017.
Interest expense: Interest expense increased for the three months ended September 30, 2018 as a result of an increase in our principal outstanding during the periods.
Benefit (provision) for income taxes: Provision for income taxes changed from a $385,000 benefit for the three months ended September 30, 2017 to a $119,000 provision for the three months ended September 30, 2018 as a result of changes in our deferred tax assets and liabilities related to book / tax timing differences at our international subsidiaries.
The table below includes additional information regarding changes in our results of operations for the nine months ended September 30, 2018, including explanations for significant changes:

	Nine Months Ended September 30,		Change
	2018	2017	$	%
Other
Depreciation and amortization	$21,249	$22,108	$(859)	(4)%
Acquisition related expenses	$144	$2,641	$(2,497)	(95)%
Asset management and acquisition fees	$3,674	$8,890	$(5,216)	(59)%
Performance participation allocation	$4,013	$—	$4,013	100%
General and administrative expenses	$2,275	$2,065	$210	10%
Gain on sale of real estate	$14,491	$—	$14,491	100%
Interest expense	$8,336	$6,861	$1,475	21%
Benefit (provision) for income taxes	$(138)	$614	$(752)	(122)%

Depreciation and amortization: Depreciation and amortization expense decreased for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 primarily due to fully amortized in-place lease intangibles.
Acquisition related expenses: Acquisition related expenses represent third-party costs related to the acquisition of our real estate investments, including those properties which we may acquire in future periods. These costs vary significantly from one acquisition to the next and generally tend to be higher for our international acquisitions. Additionally, on January 1, 2018 we adopted ASU 2017-01, pursuant to which acquisition fees and expenses related to these real estate investments are to be capitalized and not expensed. As a result, beginning in January 2018, only dead-deal costs will be expensed. We expect such costs to be significantly lower than amounts recorded in prior periods.
Asset management and acquisition fees: We incurred acquisition fees during the nine months ended September 30, 2017 as a result of our acquisitions of real estate investments during that period. Effective as of December 6, 2017, we no longer pay acquisition fees to our Advisor. Asset management fees were comparable in both periods.
Performance participation allocation: We accrued $4.0 million related to the performance participation allocation as a result of the total return being greater than the 5% hurdle amount during the nine months ended September 30, 2018. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. See Note 7—Related Party Transactions, for additional information regarding the performance participation allocation. The Operating Partnership Agreement was amended effective December 2017 to provide for the performance participation allocation. As a result, there was no performance participation allocation for the nine months ended September 30, 2017.
Gain on sale of real estate: We sold 2819 Loker Avenue East for a contract sales price of $38.3 million on March 30, 2018 and we acquired 2819 Loker Avenue East in December 2014 for a net purchase price of $25.4 million. We recognized a gain of $14.5 million related to this sale. We had no property dispositions during the nine months ended September 30, 2017.
Interest expense: Interest expense increased for the nine months ended September 30, 2018 as a result of an increase in our principal outstanding during the periods.
Benefit (provision) for income taxes: Provision for income taxes changed from a $614,000 benefit for the nine months ended September 30, 2017 to a $138,000 provision for the nine months ended September 30, 2018 as a result of changes in our deferred tax assets and liabilities related to book / tax timing differences at our international subsidiaries.

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

FFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. In addition, FFO should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance or as an alternative to cash flows from operating activities as an indication of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. Please see the limitations listed below associated with the use of FFO:

•
FFO includes costs related to our acquisitions, including acquisition fees payable to our Advisor. Although these amounts reduced net income for periods prior to January 1, 2018, we generally fund such costs with proceeds from our public offerings and/or acquisition-related indebtedness and do not consider these fees and expenses in the evaluation of our operating performance. In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted this guidance on January 1, 2018 and we expect that most of our real estate transactions completed after that date will be accounted for using the asset acquisition guidance and, accordingly, the related acquisition-related expenses and acquisition fees will be treated under a capitalization/depreciation model and will not be expensed. Prior to ASU 2017-01, real estate acquisitions were generally considered business combinations and the acquisition-related expenses and acquisition fees were treated as operating expenses under GAAP.

•	We utilize the definition of FFO as set forth by NAREIT. Our FFO may not be comparable to amounts calculated by other REITs, if they use different approaches.

•
Our business is subject to volatility in the real estate markets and general economic conditions, and adverse changes in those conditions could have a material adverse impact on our business, results of operations and FFO. Accordingly, the predictive nature of FFO is uncertain and past performance may not be indicative of future results.

Neither the SEC, NAREIT nor any regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO. In the future, the SEC, NAREIT or a regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO.

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the three and nine months ended September 30, 2018 and 2017 and the period from inception through September 30, 2018 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO is not useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 31, 2013 (date of inception) through September 30, 2018
	2018	2017	2018	2017
Net income (loss)	$(2,782)	$(1,543)	$7,185	$(12,899)	$(28,306)
Depreciation and amortization (1)	6,949	7,203	21,249	22,108	70,564
Gain on sale of real estate	—	—	(14,491)	—	(14,491)
Adjustments for noncontrolling interests (2)	(7)	(7)	(13)	(22)	155
Funds From Operations attributable to common stockholders	4,160	5,653	13,930	9,187	27,922
Basic and diluted income (loss) per common share	$(0.07)	$(0.04)	$0.18	$(0.38)	$(1.60)
Funds From Operations attributable to common stockholders per common share	$0.10	$0.15	$0.35	$0.27	$1.59
Weighted average shares outstanding	40,397	38,932	39,765	34,326	17,558

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

(2)	Includes income attributable to noncontrolling interests and all adjustments to eliminate the noncontrolling interests’ share of the adjustments to convert our net loss to FFO.

Set forth below is additional information, which may be helpful in assessing our operating results:

•
For the three and nine months ended September 30, 2018, we incurred $0.5 million and $1.5 million in distribution and stockholder servicing fees. Total distribution and stockholder servicing fees incurred were $3.5 million from inception through September 30, 2018.

•
For the nine months ended September 30, 2018, we incurred $0.1 million in dead-deal costs. We incurred no dead-deal costs during the three months ended September 30, 2018. Total acquisition-related costs incurred were $23.3 million from inception through September 30, 2018.

•
As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. See Note 7—Related Party Transactions, for additional information regarding the performance participation allocation. We do not consider the performance participation allocation in evaluating our operating performance. For the three and nine months ended September 30, 2018, we incurred $1.2 million and $4.0 million in performance participation allocation fees. Total performance participation allocation fees incurred were $4.3 million from inception through September 30, 2018.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees to fund distributions to our stockholders. For example, for the nine months ended September 30, 2018 and September 30, 2017, we funded 26% and 39% of total distributions with cash flows from financing activities, which may include offering proceeds. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.

From inception through September 30, 2018, we declared $49.5 million of distributions to our stockholders, compared to our total aggregate FFO of $27.9 million and our total aggregate net loss of $28.3 million for that period. We incurred acquisition fees and expenses of $23.3 million from inception through January 1, 2018 (the date we adopted ASU 2017–01) in connection with our real estate investments, which were recorded as reductions to net income (loss) and FFO. For the nine months ended September 30, 2018, we declared $16.7 million of distributions to our stockholders compared to our total aggregate FFO of $13.9 million. For the nine months ended September 30, 2017, we declared $14.1 million of distributions to our stockholders compared to our total aggregate FFO of $9.2 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2018 and December 31, 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Fresh Park Venlo

In October 2018, we acquired a leasehold interest in Fresh Park Venlo, a specialized logistics park located in Venlo, the Netherlands. Fresh Park Venlo is comprised of 23 buildings constructed between 1960 and 2018, and consists of 2,863,630 square feet of net rentable area that is, in the aggregate, 95% leased to more than 60 tenants. The purchase price for Fresh Park Venlo was €117.5 million, (approximately $136.3 million assuming a rate of $1.16 per EUR as of the acquisition date), exclusive of transaction costs and working capital reserves. In connection with the acquisition of the property, the Company entered into a third-party mortgage loan for the principal sum of approximately €75.0 million (approximately $87.0 million assuming a rate of $1.16 per EUR as of the acquisition date). The mortgage loan has a floating interest rate of Euribor + 1.50% per annum. Repayment of principal is due upon the maturity of the mortgage loan on August 15, 2023.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of September 30, 2018, we were exposed to the market risks listed below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of September 30, 2018, we had $312.0 million of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $3.1 million in interest expense. Additionally, we have entered into interest rate caps to limit our exposure to rising interest rates related to our mortgage loans secured by Bishop’s Square and the Montrose Student Residences. See Note 4 — Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt.

Foreign Currency Risk

Our investments in Bishop’s Square, the Montrose Student Residences and the Queen’s Court Student Residences are subject to the effects of exchange rate movements among the Euro, the British Pound and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements. We have entered into mortgage loans denominated in Euros and British Pounds for these investments, which provide a natural hedge with regard to changes in exchange rates among the Euro, the British Pound and U.S. dollar and reduces our exposure to exchange rate differences. Additionally, we are typically a net receiver of Euros and British Pounds, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. Based upon our analysis, a 10% immediate, unfavorable change in the exchange rate between the Euro and U.S. dollar would have decreased the net book value of our investments in Bishop’s Square and the Montrose Student Residences by approximately $5.3 million and would have reduced the year-to-date net income (loss) of Bishop’s Square and the Montrose Student Residences by $0.1 million. Similarly, a 10% immediate, unfavorable change in the exchange rate between the British Pound and U.S. dollar would have decreased the net book value of our investment in the Queen’s Court Student Residences by approximately $2.5 million and would have reduced the year-to-date net income (loss) of the Queen’s Court Student Residences by an immaterial amount.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of November 14, 2018, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

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

We are Hines’ third publicly-offered real estate investment vehicle. We collectively refer to real estate joint ventures, funds and programs as real estate investment vehicles. All but two of the previous real estate investment vehicles of Hines and its affiliates were conducted through privately-held entities not subject to either the up-front commissions, fees and expenses associated with this offering or all of the laws and regulations that govern us, including reporting requirements under the federal securities laws and tax and other regulations applicable to REITs.

The past performance of other investment vehicles sponsored by Hines or its affiliates may not be indicative of our future results, and we may not be able to successfully operate our business and implement our investment strategy, which may be different in a number of respects from the operations previously conducted by Hines. In addition, Hines has limited experience in acquiring and operating certain types of real estate investments that we may acquire. For example, a significant amount of real estate investments that have been made by Hines’ other investment vehicles have consisted of acquisitions and development of office or industrial properties or land. Therefore, we will need to use third parties to source or manage investments in which Hines has limited experience. Although we primarily expect to invest in real properties, to a lesser extent, we plan to invest in real estate-related securities to provide a source of liquidity for our share redemption program, cash management and other purposes. Hines has limited experience in sourcing and managing investments in real estate-related securities, so we have engaged a third-party to source and manage our real estate-related securities investments, subject to investment guidelines approved by our board of directors, including a majority of our independent directors. In addition, a significant portion of Hines’ other programs and investments involve development projects. Although we are able to invest in development projects, we do not anticipate that a significant portion of the proceeds from this offering will be invested in development projects. As a result of all of these factors, you should not rely on the past performance of other investment vehicles sponsored by Hines and its affiliates to predict, or as an indication of, our future performance.

We have engaged a third-party to source and manage our investments in real estate-related securities. We will rely on the ability of this third-party investment manager to implement our real estate-related securities investment strategy.

We have engaged a third-party investment manager to implement our real estate-related securities investment strategy. The investment manager has and will continue to have substantial discretion, subject to investment guidelines approved by our board of directors, including a majority of our independent directors, to make decisions related to the acquisition, management and disposition of real estate-related securities. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments in real estate-related securities. If the investment manager does not succeed in implementing the liquid investments portion of our investment strategy, our performance will suffer. If the investment manager is unable to successfully implement our real estate-related securities investment strategy, our results of operations may be adversely impacted and we may not have sufficient liquidity available under our share redemption program. In addition, even though we have the ability to terminate the investment manager on thirty days’ notice, it may be difficult to replace the investment manager.

Our board of directors generally will not approve, in advance, the acquisition and disposition decisions made with respect to our investments in real estate-related securities.

Our board of directors, including a majority of our independent directors, has approved investment guidelines that delegate to our third-party investment manager the authority to purchase and sell real estate-related securities, provided that such investments are consistent with our investment guidelines. As a result, the third-party investment manager has substantial discretion to make investment decisions with respect to real estate-related securities, within the parameters established by our investment guidelines. We do not expect that our board of directors will review, in advance, the investment decisions made by the investment manager, but rather, we expect that our board of directors will review our investment guidelines on an annual basis and our portfolio of real estate-related securities investments on a quarterly basis or, in each case, as often as the board of directors deems appropriate. Although our board of directors is expected to conduct these periodic reviews, any investment entered into on our behalf by the investment manager may be impossible to unwind if our board of directors deems the investment inconsistent with our investment guidelines when it is subsequently reviewed by our board of directors, such that our only option may be to dispose of the investment, which may be at a loss.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 20, 2018, 504.541 restricted common shares were granted to each of our independent directors, Messrs. Humberto “Burt” Cabañas, Dougal A. Cameron, and John O. Niemann, Jr. Such restricted shares were granted pursuant to Restricted Share Award Agreements between us and each of our independent directors, as part of the independent directors’ annual compensation for service on our board of directors and without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
July 1, 2018 to July 31, 2018	111,333	$9.80	111,333	686,167
August 1, 2018 to August 31, 2018	72,552	$9.91	72,552	732,076
September 1, 2018 to September 30, 2018	153,414	$9.91	153,414	808,276
Total	337,299		337,299

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

10.3
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

10.4
First Amendment to Real Estate Purchase Agreement, dated as of August 7, 2015, by and between Hines Global REIT II 891 Coronado LLC and LV Eastern, LLC (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 10, 2015 and incorporated by reference herein)

10.5
Second Amendment to Real Estate Purchase Agreement, dated as of August 21, 2015, by and between Hines Global REIT II 891 Coronado LLC and LV Eastern, LLC (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 10, 2015 and incorporated by reference herein)

10.6
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

10.8
Loan Agreement, dated as of January 29, 2016 by and between Wells Fargo Bank, National Association, as Lender and Hines Global REIT II 891 Coronado LLC, as Borrower (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 4, 2016 and incorporated by reference herein)

10.9
Promissory Note, dated as of January 29, 2016 by and between Hines Global REIT II 891 Coronado LLC, as borrower, and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 4, 2016 and incorporated by reference herein)

10.10
Sale, Purchase and Escrow Agreement, dated as of May 13, 2016, by and between NOP Cottonwood Holdings, LLC, HGREIT II Cottonwood Center LLC, Commonwealth Land Title Insurance Company, Hines Global REIT II Properties LP and National Office Partners LLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on May 19, 2016 and incorporated by reference herein)

10.11
Agreement of Purchase and Sale, dated as of June 24, 2016, by and between RT GOODYEAR, LLC and HGREIT II Goodyear Crossing LLC (filed as Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q on August 12, 2016 and incorporated by reference herein)

10.12
Loan Agreement, dated as of July 5, 2016 by and between Principal Life Insurance Company, as Lender and HGREIT II Cottonwood Center LLC, as Borrower (filed as Exhibit 10.26 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.13
Term Loan Agreement, dated as of August 18, 2016 by and between SunTrust Bank, as Lender and HGREIT II Goodyear Crossing LLC, as Borrower (filed as Exhibit 10.27 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.14
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

10.18
Open End Mortgage and Security Agreement dated as of July 1, 2013 by and between Nationwide Life Insurance Company, as Lender, and CLP-SPF Rookwood Pavilion, LLC, as Borrower (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on January 9, 2017 and incorporated by reference herein)

10.19
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

10.22
First Amendment to Uncommitted Loan Agreement, dated as of November 30, 2017, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 6, 2017 and incorporated by reference herein)

10.23	Form of Restricted Share Award Agreement (filed as Exhibit 99(a)(1)(G) to the Registrant’s tender offer statement on Schedule TO on October 3, 2017 and incorporated by reference herein)
10.24
Amended and Restated Advisory Agreement, dated as of December 6, 2017, by and among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP, and Hines Global Income Trust, Inc. (filed as Exhibit 10.2 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on December 6, 2017 and incorporated by reference herein)

10.25
Fifth Amended and Restated Agreement of Limited Partnership of Hines Global REIT II Properties LP, dated as of March 6, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 12, 2018 and incorporated by reference herein)

10.26*
Purchase and Sale Agreement, dated as of August 17, 2018, by and between Grayco Lui Museum Investment 2006 LP, Grayco Lui Museum Investment II LP, as sellers and HGIT 5353 Fannin LP and HGIT 5353 Fannin Lot Parcel, Inc. as purchasers

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

HINES GLOBAL INCOME TRUST, INC.

November 14, 2018	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

November 14, 2018	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary