Form 10-K
period 2018-12-31
HINES GLOBAL INCOME TRUST, INC.
filed 2019-03-29
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Smaller reporting company ☑		Emerging growth company ☑
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

As of March 1, 2019, approximately 19.1 million shares of the registrant’s Class AX common stock, 19.9 million shares of the registrants Class TX common stock, 0.1 million shares of the registrant’s Class IX common stock, 6.9 million shares of the registrant’s Class T common stock, 2.7 million shares of the registrant’s Class D common stock and 0.7 million shares of the registrant’s Class I common stock were outstanding.

TABLE OF CONTENTS PART I
Item 1.	Business	1
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	46
Item 2.	Properties	47
Item 3.	Legal Proceedings	51
Item 4.	Mine Safety Disclosures	51
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	52
Item 6.	Selected Financial Data	59
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	77
Item 8.	Financial Statements and Supplementary Data	78
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	113
Item 9A.	Controls and Procedures	113
Item 9B.	Other Information	114
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	114
Item 11.	Executive Compensation	120
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	122
Item 13.	Certain Relationships and Related Transactions, and Director Independence	123
Item 14.	Principal Accounting Fees and Services	127
PART IV
Item 15.	Exhibits, Financial Statement Schedules	128
Item 16.	Form 10-K Summary	128
SIGNATURES		134
EX- 21.1	List of Subsidiaries
EX- 23.1	Consent of Deloitte & Touche LLP
EX- 31.1	Certification
EX- 31.2	Certification
EX- 32.1	Certification of CEO & CFO pursuant to Section 906
EX- 99.3	Consent of Altus Group U.S., Inc.

EX- 101	Instance Document
EX- 101	Schema Document
EX- 101	Calculation Linkbase Document
EX- 101	Labels Linkbase Document
EX- 101	Presentation Linkbase Document
EX- 101	Definition Linkbase Document

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
We conduct most of our activities through, and most of our real estate investments are held directly or indirectly by, Hines Global REIT II Properties, LP (the “Operating Partnership”), which was formed on July 31, 2013. As of March 29, 2019, we owned interests in ten real estate investments. The properties contain, in the aggregate, 6.0 million square feet of leasable space. The properties represent investments in a variety of real estate classes and geographic markets. See Item 2. Properties for additional information regarding our real estate portfolio.

We have no employees. Our business is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines, under the terms and conditions of an advisory agreement between us, the Operating Partnership and the Advisor (the “Advisory Agreement”). As compensation for these services, we pay our Advisor asset management fees, a performance participation allocation, and fees for other services and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the Advisory Agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by, or for the benefit of, Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors. Hines and its 4,300 employees have over 60 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Our office is located at 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Our telephone number is 1-888-220-6121. Our web site is www.hinessecurities.com/current-offerings/hgit/. The information on our website is not incorporated by reference into this report.

We refer to Hines Global, the Operating Partnership and its wholly-owned subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines Global or the Company as required by the context in which such pronoun is used.

Our Public Offerings

We raise capital for our investments through public offerings of our common stock. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014. As of December 6, 2017, Hines Global began operating as a non-exchange traded real estate investment trust (“REIT”) with no targeted liquidity window instead of operating as a finite-life REIT. On September 30, 2017, we suspended the sale of shares in the primary portion of the Initial Offering, while continuing to offer up to $150.0 million of common stock pursuant to our distribution reinvestment plan. Through March 29, 2019, the Company received gross offering proceeds of approximately $525.1 million including shares issued under its distribution reinvestment plan.

On December 6, 2017 we commenced a second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Follow-on Offering”). Our Follow-on Offering reflects a restructuring (the “Restructuring”) that our board of directors believes is in the best interests of our stockholders. Pursuant to the Restructuring, among other things:

•	we began operating as a non-exchange traded REIT with no targeted liquidity window;

•	we reduced broker dealer fees payable to the dealer manager and expenses in connection with our public offerings;

•	we restructured the fees we pay to the Advisor, including the elimination of acquisition fees and disposition fees;

•	a cap was placed on the monthly asset management fee payable to our Advisor equal to 1/12th of 1.25% of net asset value (“NAV”) as of the end of each month;

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

As noted above, we began determining a new NAV per share on a monthly basis as of the end of January 2018. Our NAV per share as of January 31, 2019 and February 28, 2019 was $10.11 and $10.11, respectively.

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

•	qualify and remain qualified as a REIT for U.S federal income tax purposes.

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

We have invested in real estate-related securities and we may invest in debt investments for purposes of generating additional diversification and income as well as to provide additional liquidity for our share redemption program, cash management and other purposes. Real estate-related securities may include, but are not limited to, common or preferred stock of publicly-traded REITs or real estate operating companies, or REOCs, debt or bond securities of such companies, CMBS, U.S. government and agency securities, or other debt and equity securities of public or private real estate-related companies. To the extent that we invest in real estate-related debt, our primary investments may include, but are not limited to, originations of and participations in commercial mortgage loans secured by real estate, B-Notes, mezzanine loans and certain other types of debt-related investments that may help us reach our diversification, liquidity and other investment objectives. During the year ended December 31, 2018, we used and intend to continue to use Security Capital Research & Management Incorporated, who is not an affiliate of Hines, to source, underwrite and service our real estate-related securities and debt investments.

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

Financing Strategy and Policies

As of December 31, 2018, our portfolio was approximately 57% leveraged (based on the most recent valuations of our real estate investments) with a weighted average interest rate of 2.85%. We expect that once we have fully invested the proceeds of our public offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40%-60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as we determine to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors.

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

Distribution Objectives

In order to qualify as a REIT for U.S. federal income tax purposes, we generally must distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. We intend, although we are not legally obligated, to continue to make regular monthly distributions to holders of our common shares in excess of the level required to maintain our REIT status unless our results of operations, our general financial condition, general economic conditions or other factors inhibit us from doing so. Distributions are authorized at the discretion of our board of directors, which is directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code of 1986, as amended (the “Code”).

With the authorization of our board of directors, we declared distributions daily through December 31, 2017. Beginning in January 2018, we have accrued and intend to continue to accrue and pay regular distributions on a monthly basis, as of monthly record dates. With the authorization of our board of directors, we declared distributions monthly from January 2018 through December 31, 2018 at a gross distribution rate of $0.05083 per month, and from January 2019 through March 31, 2019 at a gross distribution rate of $0.05208 per month, for each share class, less any applicable distribution and stockholder servicing fees. Distributions will be made on all classes of shares of our common stock, including any outstanding shares related to our Initial Offering (“IPO Shares”) at the same time. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are being made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

We have not generated and we may continue to be unable to generate sufficient cash flow from operations to fully fund distributions paid. Therefore, our distributions have been paid and may continue to be paid, and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from our debt financings, proceeds from the offerings, cash advances by our Advisor, cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. For example, we funded 32%, 56% and 60% of total distributions for the years ended December 31, 2018, 2017 and 2016, respectively, with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds.

For additional information regarding distributions declared and paid by us, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions History.”

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 2015. Our management believes that we operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for U.S. federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2018, 2017 and 2016 in the accompanying consolidated financial statements. In 2018, income tax expense recorded by the Company was primarily comprised of foreign income taxes related to the operation of its international properties. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

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

We believe Hines’ extensive real estate experience and depth and breadth of its organization of approximately 4,300 employees located in over 100 cities across the United States and 23 foreign countries allows it to better identify investment opportunities for us. However, competition may increase our cost of acquisitions.

Tenants

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. For the year ended December 31, 2018, there were no tenants that individually represented more than 10% of our total rental revenue.

Available Information

Stockholders may obtain copies of our filings with the Securities and Exchange Commission (“SEC”), free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.hinessecurities.com/current-offerings/hgit. Our filings will be available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. However, the information from our website is not incorporated by reference into this report.

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

The Offering is being made on a “best efforts” basis, whereby the broker dealers participating in the Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial additional funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. As of March 1, 2019, we have raised approximately $525.1 million from the sale of shares in the Offering, including shares sold through the distribution reinvestment plan and as of the date of this Annual Report on Form 10-K, we have acquired eight real estate investments. If we are unable to sell a significant number of the shares being offered in the Offering, we are more likely to focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

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

During the offering phase, and from time to time thereafter, our cash flow from operations may be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source and we may choose to pay distributions when we do not have sufficient cash flow from operations to fund such distributions. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. For example, we funded 32% of total distributions for 2018 with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds. When we pay distributions in excess of earnings and we use cash flows from financing activities, including offering proceeds and borrowings, to fund distributions, then we have less funds available for operations and for acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, may reduce our stockholders’ overall return and may result in the dilution of our stockholders’ investment. In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ interest in us. Furthermore, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

We have incurred net losses on a GAAP basis in the past and may continue to incur such losses in the future.

For the years ended December 31, 2018, 2017 and 2016, we have incurred net losses, on a GAAP basis, of approximately $0.9 million, $17.2 million and $11.3 million, respectively. As a result of these losses, we had accumulated distributions in excess of earnings balances, on a GAAP basis, of approximately $91.7 million, $68.2 million and $31.2 million, respectively, as of December 31, 2018, 2017 and 2016. Our net losses and the related accumulated distributions in excess of earnings balances for these periods are largely attributable to depreciation and amortization of our real estate investments as well as acquisition-related fees and expenses that are incurred while we are in the acquisition phase of our life cycle. Therefore, we may continue to incur net losses and accumulated distributions in excess of earnings balances in the future.

Additionally, we incurred other comprehensive losses, on a GAAP basis, of approximately $6.7 million, $9.5 million and $12.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts relate to translating the financial statements of our international subsidiaries into U.S. dollars for financial reporting purposes and represent changes in the exchange rates between the functional currencies of these subsidiaries and the U.S. dollar.

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

The vast majority of our assets consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Further, we may invest in real estate-related securities and other securities with the primary goal of maintaining liquidity in support of our share redemption program. Any such investments may result in lower returns than an investment in real estate assets, which could adversely impact our ability to pay distributions and your overall return. In addition, our board of directors may modify, suspend or terminate our share redemption program at any time in its sole discretion. As a result of these limitations, our stockholders’ ability to have their shares redeemed by us may be limited, our shares should be considered as having only limited liquidity and at times may be illiquid. In addition, the redemption price our stockholders may receive upon any such redemption may not be indicative of the price our stockholders would receive if our shares were actively traded or if we were liquidated, and our stockholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program or to third parties at a price that reflects the then current market value of the shares or at all.

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

There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that stockholders pay particular attention to the specific methodologies and assumptions we use to calculate our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our board of directors, including a majority of our independent directors, reviews the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. Our board of directors may change aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which stockholders may sell shares to us under our share redemption program.

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

Our NAV per share may suddenly change if the valuations of our properties materially change from prior valuations or the actual operating results materially differ from our projections.

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

The performance participation allocation payable to the Advisor is calculated on the basis of the overall investment return on OP Units over a calendar year, so it may not be consistent with the return on your shares.

The performance participation allocation payable to the Advisor is calculated on the basis of the overall investment return over a calendar year. As a result of the manner in which the performance participation allocation is calculated, it is not directly tied to the performance of the shares our stockholders purchase, the class of shares you purchase, or the time period during which our stockholders own their shares. The performance participation allocation may be payable to the Advisor even if the NAV of a stockholder’s shares at the time the performance participation allocation is calculated is below such stockholder’s purchase price, and the thresholds at which increases in NAV count towards the overall return are not based on such stockholder’s purchase price. Because of the class-specific allocations of the ongoing distribution and stockholder servicing fees, which differ among classes, we do not expect the overall return of each class of shares and OP Units to ever be the same. However, if and when the performance participation allocation is payable, the expense will be allocated among all holders of shares and OP Units ratably according to the NAV of their shares or units, regardless of the different returns achieved by different classes of shares during the year. Further, stockholders who redeem their shares during a given year may redeem their shares at a lower NAV per share as a result of an accrual for the estimated performance participation allocation, even if no performance participation allocation is ultimately payable to the Advisor for all or any portion of such calendar year. In addition, if the Advisor earns the performance participation allocation in any given year, it will not be obligated to return any portion of it based on our subsequent performance.

Our stockholders will not have the benefit of an independent due diligence review in connection with the Offering and, since there is no separate counsel for us and certain of our affiliates in connection with the Offering, if a conflict of interest arises between us and Hines, we may incur additional fees and expenses.

Because our Advisor and our Dealer Manager are affiliates of Hines, our stockholders will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with a securities offering. In addition, Morrison & Foerster LLP has acted as counsel to us, our Advisor and our Dealer Manager in connection with the Offering and, therefore, investors will not have the benefit of a due diligence review and investigation that might otherwise be performed by independent counsel which increases the risk of their investment. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Morrison & Foerster LLP may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor, our Dealer Manager or their affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected, which may result in us incurring additional fees and expenses. Moreover, should a conflict of interest not be readily apparent, Morrison & Foerster LLP may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.

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

In order to provide liquidity to fund redemptions, we may maintain an allocation to a number of sources of liquidity including cash, cash equivalents, other short-term investments, liquid real estate-related securities and borrowing capacity under lines of credit or other debt of up to 20% of our equity. These measures may result in lower returns to you.

Although the majority of our assets consist of properties that cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition, in order to provide liquidity to fund redemptions, we may maintain, under normal operating circumstances and subject to any limitations and requirements relating to our qualification as a REIT, an aggregate allocation to, cash, cash equivalents, short-term investments, liquid real estate-related securities and borrowing capacity under lines of credit or other debt of up to 20% of our equity. Our allocation of a portion of our equity to liquid investments may result in lower returns than if we had invested in additional properties and using borrowings for redemptions will reduce the funds available to retire debt or acquire additional properties, which may result in reduced profitability and restrict our ability to grow our NAV.

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

Yields on and safety of deposits may be lower if there are extensive declines in the financial markets.

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

We have a substantial amount of indebtedness. In the event we do not repay or refinance such indebtedness, we could face substantial liquidity issues and might be required to issue equity securities or securities convertible into equity securities, or sell some of our assets to meet our debt payment obligations.

As of December 31, 2018, we had approximately $545.8 million of outstanding indebtedness, which, upon final maturity, we will need to refinance or repay. See Note 5 — Debt Financing for a tabular presentation of our outstanding indebtedness. There can be no assurances we will be able to refinance our indebtedness (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt, or (3) at all.

Economic conditions and the credit markets have historically experienced, and may continue to experience, periods of volatility, uncertainty, or weakness that could impact the availability or cost of debt financing.

A substantial portion of our outstanding indebtedness bears interest at floating rates based on the London interbank offered rate (“LIBOR”). In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it will stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates. The discontinuation or modification of LIBOR could result in interest rate increases on our debt, which could adversely affect our cash flow, operating results and ability to make distributions to our stockholders at expected levels or at all.

If we are unable to repay or refinance our debt, we cannot guarantee that we will be able to generate enough cash flows from operations or that we will be able to obtain enough capital to service our debt, fund our planned capital expenditures or pay future distributions at expected levels or at all. In such an event, we could face substantial liquidity issues and might be required to sell some of our assets to meet our debt payment obligations. Failure to repay or refinance indebtedness when required could result in a default under such indebtedness. If we incur additional indebtedness, any such indebtedness could exacerbate the risks described above.

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

We may acquire various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and may reduce our cash available for distribution to you.

We may enter into currency rate swaps and caps, or similar hedging or derivative transactions or arrangements, in order to manage or mitigate our risk of exposure to the effects of currency changes as a result of our international investments. Similarly, we may enter into interest rate swaps and caps, or similar hedging or derivative transactions or arrangements, in order to manage or mitigate our risk of exposure to the effects of interest rate changes due to variable interest rate debt that we may have. These transactions may cause us to incur additional costs and may not be effective. In addition, because the performance participation allocation payable to our Advisor is calculated based in part on an increase in our NAV, our Advisor may face a conflict of interest from time to time when determining whether to recommend a hedging or derivative transaction. For example, our Advisor may be incentivized to recommend a riskier hedging or derivative transaction than it would otherwise recommend because it may materially increase the probability that our Advisor will receive the performance participation allocation or our Advisor may oppose a transaction that may otherwise benefit the Company because executing the transaction may make it more likely that our Advisor will not earn the performance participation allocation.

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

The past performance of other investment vehicles sponsored by Hines or its affiliates may not be indicative of our future results, and we may not be able to successfully operate our business and implement our investment strategy, which may be different in a number of respects from the operations previously conducted by Hines. In addition, Hines has limited experience in acquiring and operating certain types of real estate investments that we may acquire. For example, a significant amount of real estate investments that have been made by Hines’ other investment vehicles have consisted of acquisitions and development of office or industrial properties or land. Therefore, we will need to use third parties to source or manage investments in which Hines has limited experience. Although we primarily expect to invest in real properties, to a lesser extent, we plan to invest in real estate-related securities to provide a source of liquidity for our share redemption program, cash management and other purposes. Hines has limited experience in sourcing and managing investments in real estate-related securities, so we have engaged a third party to source and manage our real estate-related securities investments, subject to investment guidelines approved by our board of directors, including a majority of our independent directors. In addition, a significant portion of Hines’ other programs and investments involve development projects. Although we are able to invest in development projects, we do not anticipate that a significant portion of the proceeds from this offering will be invested in development projects. As a result of all of these factors, you should not rely on the past performance of other investment vehicles sponsored by Hines and its affiliates to predict, or as an indication of, our future performance.

We have engaged a third party to source and manage our investments in real estate-related securities. We will rely on the ability of this third party investment manager to implement our real estate-related securities investment strategy.

We have engaged a third party investment manager to implement our real estate-related securities investment strategy. The investment manager has and will continue to have substantial discretion, subject to investment guidelines approved by our board of directors, including a majority of our independent directors, to make decisions related to the acquisition, management and disposition of real estate-related securities. You will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments in real estate-related securities. If the investment manager does not succeed in implementing the liquid investments portion of our investment strategy, our performance will suffer. If the investment manager is unable to successfully implement our real estate-related securities investment strategy, our results of operations may be adversely impacted and we may not have sufficient liquidity available under our share redemption program. In addition, even though we have the ability to terminate the investment manager on thirty days’ notice, it may be difficult to replace the investment manager.

Our board of directors generally will not approve, in advance, the acquisition and disposition decisions made with respect to our investments in real estate-related securities.

Our board of directors, including a majority of our independent directors, has approved investment guidelines that delegate to our third party investment manager the authority to purchase and sell real estate-related securities, provided that such investments are consistent with our investment guidelines. As a result, the third party investment manager has substantial discretion to make investment decisions with respect to real estate-related securities, within the parameters established by our investment guidelines. We do not expect that our board of directors will review, in advance, the investment decisions made by the investment manager, but rather, we expect that our board of directors will review our investment guidelines on an annual basis and our portfolio of real estate-related securities investments on a quarterly basis or, in each case, as often as the board of directors deems appropriate. Although our board of directors is expected to conduct these periodic reviews, any investment entered into on our behalf by the investment manager may be impossible to unwind if our board of directors deems the investment inconsistent with our investment guidelines when it is subsequently reviewed by our board of directors, such that our only option may be to dispose of the investment, which may be at a loss.

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

Certain other investment vehicles sponsored by Hines have experienced adverse developments in recent years. Hines REIT sold shares of its common stock from 2004 to 2009 at various prices between $10.00 per share and $10.66 per share. Although Hines REIT re-opened its share redemption program with respect to ordinary redemption requests in April 2013, the program was suspended, except with respect to redemptions in connection with the death or disability of a stockholder, in December 2009. In addition, Hines REIT decreased its distribution rate in July 2010 and further decreased the rate in April 2013. Hines REIT completed its liquidation and dissolution in August 2018 and paid distributions of $7.59 per share to its stockholders, including liquidating distributions of $6.57 per share and special distributions of $1.01 per share. The special distributions were paid from July 2011 through April 2013 and were in addition to the regular operating distributions of up to $5.49 per share paid to Hines REIT’s stockholders between 2004 and 2016. The amount of regular operating distributions received by stockholders varied depending on when they invested and whether they held their shares continuously through 2016.

In addition to Hines REIT, Hines Global REIT and HMS Income Fund, Inc., Hines has sponsored more than 20 privately-offered programs in the past ten years. Several of Hines’ privately-offered programs experienced adverse economic developments due to the global financial crisis and deteriorating economic conditions in several European and South American countries, Mexico and several U.S. markets between 2007 and 2009. The adverse market conditions experienced by these programs may result in them altering their investment strategy, generating returns lower than originally expected, or ultimately may cause them to incur losses. There is a risk that we may experience similar adverse developments, as an investment vehicle sponsored by Hines.

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

Our business could suffer in the event our Advisor, our Dealer Manager, our transfer agent or any other party that provides us with services essential to our operations experiences system failures or cyber incidents or a deficiency in cybersecurity.
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

Our share redemption program requires that we follow certain restrictive procedures with respect to new investments if, during any consecutive 24-month period, we do not have at least one month in which we fully satisfy 100% of properly submitted redemption requests or accept all properly submitted tenders in a self-tender offer for our shares, which may adversely affect our flexibility and our ability to achieve our investment objectives.
Subject to certain exceptions, our share redemption program generally requires that if, during any consecutive 24-month period, we do not have at least one month in which we fully satisfy 100% of properly submitted redemption requests or accept all properly submitted tenders in a self-tender offer for our shares, we will not make any new investments (excluding short-term cash management investments under 30 days in duration) and we will use all available investable assets to satisfy redemption requests (subject to the limitations under this program) until all outstanding redemption requests have been satisfied. If triggered, this requirement may prevent us from pursuing potentially accretive investment opportunities and may keep us from fully realizing our investment objectives. In addition, this requirement may limit our ability to pay distributions to our stockholders.

Risks Related to Investments in Real Estate

Geographic concentration of our portfolio may make us particularly susceptible to adverse economic developments in the real estate markets of those areas.

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Therefore, an investment in our common stock will be subject to greater risk to the extent that we lack a geographically diversified portfolio. As of December 31, 2018, we owned interests in ten real estate investments, six of which are located in different domestic and international real estate markets. Please see Item 2. Properties for additional information regarding our investments, including market concentration.

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in those industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on leased square footage of our commercial real estate properties, as of December 31, 2018, approximately 39.2% is leased to tenants in the retail industry. Please see Item 2. Properties for additional information regarding our investments, including industry concentration.

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

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. For the year ended December 31, 2018, there were no tenants that individually represented more than 10% of our total rental revenue. The weakening of the financial condition or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations and our ability to pay distributions.

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

The sale of one or more of our properties may be considered a “prohibited transaction” under the Code (which generally includes the sale of property held by us primarily for sale to customers in the ordinary course of our trade or business). If we are deemed to have engaged in a prohibited transaction , all net gain that we derive from such sale would be subject to a 100% penalty tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable property for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includable in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) property sales by the REIT do not exceed at least one of the following thresholds: (a) seven sales in the current year; (b) sales in the current year that do not exceed 10% of the REIT’s assets as of the beginning of the year (as measured by either fair market value or tax basis); or (c) sales in the current year that do not exceed 20% of the REIT’s assets as of the beginning of the year, and sales over a three-year period do not exceed, on average, 10% per annum of the REIT’s assets, in each case as measured by either fair market value or tax basis. Given our investment and operating strategy, the sale of one or more of our properties may not satisfy the above prohibited transaction safe harbor.

If we desire to sell a property pursuant to a transaction that does not satisfy the safe harbor, we may be able to avoid the prohibited transaction tax if we hold and sell the property through a taxable REIT subsidiary, or TRS. In that case, any gain would be taxable to the TRS at regular corporate income tax rates. We may decide to forgo the use of a TRS in a transaction that does not meet the safe harbor based our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition should not be subject to the prohibited transaction tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service, or IRS, could assert that the disposition constitutes a prohibited transaction. If such an assertion were successful, all of the net gain from the sale of the property will be payable as a tax which will have a negative impact on cash flow and the ability to make cash distributions.

Limitations on our ownership of non-real estate securities of our TRSs could adversely affect our operations and/or our ability to quality as a REIT.

As a REIT, the value of our ownership of non-real estate securities of our TRSs may not exceed 20% of the value of all of our assets at the end of any calendar quarter. If the IRS were to determine that the value of our ownership of such securities of all of our TRSs exceeded 20% of the value of our total assets at the end of any calendar quarter, then we could fail to qualify as a REIT. If we determine it to be in our best interest to own a substantial number of our properties through one or more TRSs, then it is possible that the IRS may conclude that the value of our interests in our TRSs exceeds 20% of the value of our total assets at the end of any calendar quarter and therefore cause us to fail to qualify as a REIT. Additionally, as a REIT, generally no more than 25% of our gross income with respect to any year may be from sources other than real estate. Dividends paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if dividends from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

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

Retail properties depend on anchor tenants to attract shoppers and could be adversely affected by the loss of a key anchor tenant and trends in the retail sector generally.

We currently own one retail property, and we may acquire additional retail properties in the future. Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

The retail environment and the market for retail space have been, and in the future could be, adversely affected by weakness in the national, regional, and local economies, the level of consumer spending and consumer confidence, the adverse financial condition of some large retail companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing competition from discount retailers, outlet malls, internet retailers, and other online businesses. Increases in consumer spending via the internet may significantly affect our retail tenants’ ability to generate sales in their stores. New and enhanced technologies, including new digital technologies and new web services technologies, may increase competition for certain of our retail tenants.

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

Three of the ten properties currently in out portfolio are multi-family residential properties and we expect to acquire additional multi-family residential properties in the future. Substantially all of our multifamily community leases are and will continue to be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

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

We have investments in student housing properties and may acquire more in the future. Unlike other apartment housing, student housing communities are typically leased on an individual lease basis, by the bed, which limits each resident’s liability to his or her own rent without liability for a roommate’s rent. The lease terms are typically for one year or less and student housing properties must be almost entirely re-leased each year, exposing us to increased leasing risk. If we are unable to find new individual tenants for these properties, it could have an adverse effect on our results of operations.

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

In order to qualify as a REIT, we will not be able to operate or participate in the decisions affecting the daily operations of any hospitality, leisure or healthcare properties that we acquire. We may lease any hospitality, leisure or healthcare properties we acquire to a, or TRS, in which we may own up to a 100% interest. In such an event our TRS will enter into management agreements with eligible independent contractors, potentially including Hines or its affiliates, that are not our subsidiaries or otherwise controlled by us to manage these properties. Thus, independent operators, under management agreements with our TRS, will control the daily operations of our hospitality, leisure and healthcare-related properties.

We will depend on these independent management companies to operate our hospitality, leisure or healthcare properties. We will not have the authority to require these properties to be operated in a particular manner or to govern any particular aspect of the daily operations, such as establishing room rates at our hospitality, leisure or healthcare properties. Thus, even if we believe our hospitality, leisure or healthcare properties are being operated inefficiently or in a manner that does not result in satisfactory results, we may not be able to force the management company to change its method of operation of these properties. We can only seek redress if a management company violates the terms of the applicable management agreement with the TRS, and then only to the extent of the remedies provided for under the terms of the management agreement. In the event that we need to replace any management company, we may be required by the terms of the management agreement to pay substantial termination fees and may experience significant disruptions at the affected properties.

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

We invest in real estate-related securities to help maintain liquidity to satisfy any share redemptions we choose to make in any particular month and to manage cash before investing subscription proceeds into properties. We have invested in real estate-related common equity, preferred equity and debt securities of both publicly traded and private real estate companies. Investments in real estate-related securities will involve special risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer. Issuers of real estate-related securities generally invest in real estate or real estate-related assets and are subject to the inherent risks associated with real estate-related debt investments discussed elsewhere in this Annual Report on Form 10-K.

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

We are subject to certain risks inherent in investing in publicly traded securities.

We have investments in securities that are publicly traded and are, therefore, subject to the risks inherent in investing in public securities. When investing in public securities, we are generally unable to obtain financial covenants or other contractual rights, including management rights that it might otherwise be able to obtain in making privately negotiated investments. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. The inability to sell public securities could materially adversely affect the investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.

Real estate-related equity securities are subject to specific risks relating to the particular issuer of the securities and may be subject to the general risks of investing in subordinated real estate securities.

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

We have investments in equity securities of other REITs and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.

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

The debt securities and other interests in which we have invested and may invest may include secured or unsecured debt at various levels of an issuer’s capital structure. The debt securities in which we may invest may not be protected by financial covenants or limitations upon additional indebtedness, may be illiquid or have limited liquidity, and may not be rated by a credit rating agency. Debt securities are also subject to other creditor risks, including (i) the possible invalidation of an investment transaction as a “fraudulent conveyance” under relevant creditors’ rights laws, (ii) so- called lender liability claims by the issuer of the obligation and (iii) environmental liabilities that may arise with respect to collateral securing the obligations. Our investments may be subject to early redemption features, refinancing options, pre-payment options or similar provisions which, in each case, could result in the issuer repaying the principal on an obligation held by us earlier than expected, resulting in a lower return to us than anticipated or reinvesting in a new obligation at a lower return to us.

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
On June 23, 2016, the United Kingdom held a non-binding referendum in which a majority of voters voted in favor of the United Kingdom’s exit from the European Union. On March 29, 2017, the United Kingdom gave formal notice of its exit from the European Union and commenced the two-year period of negotiations to determine the terms of the United Kingdom’s relationship with the European Union after the exit, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of the exit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The announcement of the Brexit vote caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies such as the Euro may adversely affect our results of operations. The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. Without further agreement, the United Kingdom will formally leave the European Union on May 22, 2019. In addition, the uncertainty caused by the departure of the United Kingdom from the European Union may:

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

Each of these effects may occur before the United Kingdom departs from the European Union because the capital and credit markets are subject to volatility and disruption caused by the uncertainty introduced by the Brexit vote. As of December 31, 2018, 29% of our real estate investment portfolio consisted of two properties located in Dublin, Ireland and one property in Reading, United Kingdom (based on the estimated aggregate value of our real estate investments). A decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our portfolio, which could, among other things, adversely affect our business and financial condition.

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

We owned a 99.95% general partner interest in the Operating Partnership as of December 31, 2018. Hines Global REIT II Associates Limited Partnership owns the remaining interest in the Operating Partnership, and the Advisor holds the Special OP Units in the Operating Partnership, which were issued as consideration for an obligation by Hines and its affiliates to perform future services in connection with our real estate operations. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to you in the future.

Stockholders do not have preemptive rights to acquire any shares issued by us in the future. Therefore, investors purchasing our common shares in the Follow-On Offering may experience dilution of their equity investment if we:

•	sell shares in the Follow-On Offering or sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan;

•	sell securities that are convertible into shares, such as OP Units;

•	at the option of our Advisor, issue OP Units to pay for certain fees and distributions;

•	issue OP Units or common shares to our Advisor or affiliates in exchange for advances or deferrals of fees;

•	issue shares in a private offering; or

•	issue shares to sellers of properties acquired by us in connection with an exchange of partnership units from the Operating Partnership.

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

Our Advisor’s asset management fee and the performance participation allocation may not create proper incentives or may induce our Advisor and its affiliates to make certain investments, including speculative investments, that increase the risk of our real estate portfolio.
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
The existence of the 12.5% performance participation interest in our Operating Partnership to which our Advisor is entitled, which is based on our total distributions plus the change in NAV per share, may create an incentive for our Advisor to make riskier or more speculative investments on our behalf than it would otherwise make in the absence of such performance-based compensation. For example, our Advisor may be incentivized to recommend a riskier hedging or derivative transaction than it would otherwise recommend because it may materially increase the probability that our Advisor will receive the performance participation allocation or our Advisor may oppose a hedging or derivative transaction that may otherwise benefit the Company because executing the transaction may make it more likely that our Advisor will not earn the performance participation allocation. In addition, the change in NAV per share will be based on the value of our investments on the applicable measurement dates and not on realized gains or losses. As a result, our Advisor may receive distributions based on unrealized gains in certain assets at the time of such distributions and such gains ultimately may not be realized when those assets are eventually disposed of.

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

If we were to fail to qualify as a REIT in any taxable year:

•	we would not be allowed to deduct our distributions to our stockholders when computing our taxable income;

•	we would be subject to federal income tax on our taxable income at regular corporate rates;

•	we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;

•	our cash available for distribution would be reduced and we would have less cash to distribute to our stockholders; and

•	we might be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of our disqualification.

We may be required to defer repatriation of cash from foreign jurisdictions in order to qualify as a REIT.

Investments in foreign real property may be subject to foreign currency gains and losses. Certain foreign currency gains will generally be excluded from income for purposes of determining our compliance with one or both of the REIT gross income tests; however, under certain circumstances (for example, if we regularly trade in foreign securities) such gains will be treated as non-qualifying income. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal income and other taxes on our income as a result of foreign currency gains.

If the Operating Partnership is classified as a “publicly traded partnership” under the Code, our operations and our ability to pay distributions to our stockholders could be adversely affected.

We believe that the Operating Partnership will be treated as a partnership, and not as an association or a publicly traded partnership for U.S. federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or repurchase of partnership units in the Operating Partnership. However, if the IRS successfully determines that the Operating Partnership should be taxed as a corporation, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute non-deductible distributions in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT and the imposition of a corporate tax on the Operating Partnership would reduce the amount of cash available for distribution to our stockholders.

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

If our stockholders participate in the distribution reinvestment plan, they will be required to take into account, in computing their taxable income, ordinary and capital gain dividends allocable to shares that they own, even though they receive no cash because such distributions are reinvested. In addition, the difference between the public offering price of our shares and the transaction price paid for shares purchased pursuant to the distribution reinvestment plan may be deemed to be taxable as income to participants in the plan.

Foreign investors may be subject to the Foreign Investment in Real Property Tax Act (“FIRPTA”) on sale of common shares if we are unable to qualify as a “domestically controlled” REIT.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to tax under FIRPTA on the gain recognized on such disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” In addition, FIRPTA will apply if we make a distribution that is attributable to gain recognized by us on a disposition of a U.S. real property interest, even if we are domestically controlled, except with respect to “qualified foreign pension plans”. A REIT is “domestically controlled” if less than 50% of the REIT’s capital stock, by value, has been owned, directly and indirectly, by persons who are not U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gains realized by foreign investors other than “qualified foreign pension plans” and foreign governments on a sale of our common shares would be subject to tax under FIRPTA (unless our common shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10%

of the value of our outstanding common shares). Our common shares are not currently traded on an established securities market.

In certain circumstances, we may be subject to federal, state, and local or foreign income or other taxes, which would reduce our cash available to pay distributions to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to certain federal, state, local or foreign, income or other taxes. For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid paying federal income tax and/or the 4% excise tax that applies to certain income retained by a REIT. We may also decide to retain gain that we recognize from the sale or other disposition of our properties and pay income tax directly on such gain. In that event, our stockholders would be treated as if they earned that gain and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the Operating Partnership or of other entities through which we indirectly own our assets. Any taxes that we pay will reduce our cash available for distribution to our stockholders.

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

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts or estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts or estates to perceive investments in our common shares to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of our common shares.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status.

We may purchase real properties and lease them back to the sellers of such properties. We will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, but cannot assure our stockholders that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation relating to such property would be disallowed. We might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization if a sale-leaseback transaction were so recharacterized. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

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

We must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets in order to ensure our qualification as a REIT. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% (the limit was 25% prior to January 1, 2018) of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

The failure of a mezzanine loan or any other loan which is not secured by a mortgage on real property to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT. Similarly, any other loan which we make which is not secured by a mortgage on real property may fail to qualify as a real estate asset for purposes of the REIT qualification tests and therefore could adversely affect our ability to qualify as a REIT.

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

The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, including REITs and their stockholders.  In the case of individuals, the tax brackets were adjusted, the top federal income rate was reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received that are not “capital gain dividends” or “qualified dividend income”) and various deductions were eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026.  The top corporate income tax rate was reduced to 21%.  There are only minor changes to the tax rules applicable to REITs (other than the 20% deduction applicable to individuals for ordinary REIT dividends received).  The Tax Cuts and Jobs Act makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.  For example, the Tax Cuts and Jobs Act amended the rules for accrual of income so that income is taken into account no later than when it is taken into account on applicable financial statements, even if financial statements take such income into account before it would accrue under the original issue discount rules, market discount rules or other rules in the Code.  Such rule may cause us to recognize income before receiving any corresponding receipt of cash, which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which such income is recognized, although the precise application of this rule is unclear at this time.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2018, we owned ten real estate investments. The following table provides additional information regarding each of these properties, and is presented as of December 31, 2018.

Property (1)	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased
Bishop’s Square	Dublin, Ireland	Office	3/2015; $103.2	6.1%	167,027	82%
Domain Apartments (4)	Las Vegas, Nevada	Residential/Living	1/2016; $58.1	5.5%	331,038	95%
Cottonwood Corporate Center	Salt Lake City, Utah	Office	7/2016; $139.2	6.9%	485,261	99%
Goodyear Crossing II	Phoenix, Arizona	Industrial	8/2016; $56.2	8.5%	820,384	100%
Rookwood	Cincinnati, Ohio	Retail	1/2017; $193.7	6.0%	567,383	94%
Montrose Student Residences (5)	Dublin, Ireland	Residential/Living	3/2017; $40.6	5.5%	53,835	100%
Queen’s Court Student Residences (6)	Reading, United Kingdom	Residential/Living	10/2017; $65.3	6.2%	79,115	90%
Venue Museum District (7)	Houston, Texas	Residential/Living	9/2018; $72.9	3.9%	294,964	92%
Fresh Park Venlo	Venlo, Netherlands	Industrial	10/2018; $136.3	6.7%	2,863,589	92%
Maintal Logistics	Frankfurt, Germany	Industrial	12/2018; $43.8	5.7%	386,176	96%
Total for All Investments					6,048,772	94%

(1)
On December 31, 2018, we effectively owned a 99.95% interest in the ten properties acquired prior to December 31, 2018 through our ownership interest in the Operating Partnership as its sole general partner. Hines Global REIT II Associates Limited Partnership (“HALP II”), an affiliate of Hines, owned the remaining 0.05% interest in the Operating Partnership.

(2)
For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date. Additionally, these net purchase price amounts exclude any acquisition costs which may have been incurred related to each acquisition. Upon our adoption of Accounting Standards Update 2017-01 in 2018, we capitalized acquisition-related costs for our property acquisitions. See Note 2 — Summary of Significant Accounting Policies more information.

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

(4)	The Domain Apartments consist of 308 units with an average effective monthly rental rate of $1,190 per unit as of December 31, 2018.

(5)	The Montrose Student Residences consists of 210 beds with an average effective weekly rental rate of €294 (approximately $336 assuming a rate of $1.14 per EUR as of December 31, 2018) per bed.

(6)	The Queen’s Court Student Residences consists of 395 beds with an average effective weekly rental rate of £201 (approximately $256 assuming a rate of $1.27 per GBP as of December 31, 2018) per bed.

(7)	Venue Museum District consists of 224 units with an average effective monthly rental rate of $2,794 per unit as of December 31, 2018.

Investment Type

Our portfolio is comprised of investments in a variety of real estate asset classes, including retail, office, industrial, and residential/living which includes multi-family and student housing properties. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of December 31, 2018 (the “Estimated Values”), which are consistent with the values used to determine our NAV per share as of that date.

Lease Expirations

The following table lists the scheduled lease expirations and related expiring base rents of our commercial properties for each of the years ending December 31, 2019 through December 31, 2028 and the period thereafter for the six commercial properties in which we owned an interest as of December 31, 2018. It does not include the effect of our residential/living properties. The table also shows the approximate leasable square feet represented by the applicable lease expirations.

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases (in thousands)	Percent of Total Annual Base Rental Income
Vacant	—	311,857	5.9%	$—	—%
2019	31	673,892	12.7%	$4,793	9.0%
2020	33	1,123,639	21.2%	$8,342	15.6%
2021	20	672,078	12.7%	$10,474	19.6%
2022	14	104,693	2.0%	$2,368	4.4%
2023	17	167,520	3.2%	$3,008	5.6%
2024	12	166,213	3.1%	$3,932	7.3%
2025	8	900,334	17.0%	$4,106	7.7%
2026	6	311,986	5.9%	$2,911	5.4%
2027	1	2,270	—%	$80	0.1%
2028	6	408,113	7.7%	$8,800	16.4%
Thereafter	10	456,306	8.6%	$4,744	8.9%

Market Concentration
The following charts depict the location of our real estate investments as of December 31, 2018. Approximately 53% of our portfolio is located throughout the United States and approximately 47% is located internationally (based on our pro rata share of the Estimated Value of each of the real estate investments).

Industry Concentration

The following table provides a summary of the industry concentration of the tenants in our six commercial properties based on their leased square footage as of December 31, 2018:

*
Other is made up of industries which individually comprise less than 3% of our portfolio and includes: Finance and Insurance, Accounting, Administrative and Support Services, Oil and Gas, Construction, Hospitality, Government, Real Estate, Other Professional Services, and Other Services.

Same-Store Gross Asset Value vs Investment to Date

The following chart summarizes changes in the cost of our properties that were owned throughout all of 2018 compared to their valuations. As indicated by the chart, the valuations of such properties exceeded their cost by 5.8% as of January 2018 and 9.0% as of December 2018.

$750,000,000
$740,000,000
$730,000,000
$720,000,000
$710,000,000
$700,000,000
$690,000,000
$680,000,000
$670,000,000
$660,000,000
GAV ($) vs. Invested ($)
01/01/18
Property Level GAV
5.8%
above total investment to date
12/01/18
Property Level GAV
9.0%
above total investment to date
Jan-18
Feb-18
Mar-18
Apr-18
May-18
Jun-18
Jul-18
Aug-18
Sep-18
Oct-18
Nov-18
Dec-18
Same Store GAV
Investment to Date

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of March 29, 2019, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The table below discloses each class of shares of our common stock outstanding as of December 31, 2018, which were in the aggregate held by a total of 9,895 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.

	Class T	Class S	Class D	Class I	Class AX	Class TX	Class IX	Class JX
Shares outstanding	2,858	—	1,479	59	19,123	19,969	96	—

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our public offerings in their effort to comply with National Association of Securities Dealers (“NASD”) Rule 2340, we disclose in each Annual Report on Form 10-K a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares and such statements should not be used for any other purpose. On January 16, 2019, we announced a new net asset value (“NAV”) per share of our common stock of $10.10 as of December 31, 2018. The NAV was determined by us and our Advisor and was approved by our valuation committee and the board of directors. The new NAV per share was determined in accordance with our valuation policy in effect prior to the Restructuring and utilizing guidelines established by the Investment Program Association Practice Guideline 2013-01 — “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013.

We are offering the shares related to our Follow-On Offering (“Follow-On Offering Shares”) at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The “transaction price” generally will be equal to the most recently determined NAV per share as of the end of the prior month. We began determining an NAV per share on a monthly basis as of the end of January 2018. However, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. Subsequent to December 31, 2018, we have determined NAVs per share as of January 31, 2019 and February 28, 2019 of $10.11 per share and $10.11 per share, respectively. These NAVs per share as of January 31, 2019 and February 28, 2019 were determined in accordance with our valuation policy adopted in connection with the Restructuring and utilizing guidelines established by the Investment Program Association Practice Guideline 2013-01 — “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — NAV History” for additional information regarding changes in our NAV.

For additional information regarding the valuation methodologies and assumptions used to determine our NAV as of December 31, 2018 and January 31, 2019, please refer to our Current Reports on Form 8-K filed on January 16, 2019 and February 14, 2019, respectively, with the SEC. The below information describes the valuation methodologies, assumptions and limitations used in determining our most recent NAV as of February 28, 2019. We cannot assure you that this NAV per share, or the method used to establish it, complies with the ERISA or IRS requirements.

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our NAV. Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at www.hinessecurities.com/current-offerings/hgit and is also available on our toll-free information line at (888) 220-6121. See our Valuation Policy and Procedures incorporated by reference into this Annual Report on Form 10-K for a more detailed description of our valuation procedures, including important disclosure regarding interim real property valuations provided by our Advisor and reviewed by Altus Group U.S., Inc., or Altus. Altus is the independent valuation firm we have engaged to assist in the determination of our NAV per share and to provide us with a conclusion with respect to the reasonableness of our NAV per share for each class of shares of our common stock. All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our valuation committee. Generally, all of our real properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus. Altus concluded that the new NAV per share of our common stock as of February 28, 2019 set forth below is reasonable.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of February 28, 2019 and January 31, 2019 (the NAV per share is the same for each class of shares of our common stock):

	February 28, 2019		January 31, 2019
	Gross Amount	Per Share	Gross Amount	Per Share
	(in thousands)		(in thousands)
Real estate investments	$1,012,713	$21.63	$1,011,128	$22.48
Other assets	54,061	1.15	56,743	1.26
Debt obligations, other liabilities and noncontrolling interests	(593,407)	(12.67)	(613,116)	(13.63)
NAV	$473,367	$10.11	$454,755	$10.11
Shares outstanding	46,838		44,973

The valuations of our real properties as of February 28, 2019 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type.

	Office	Industrial	Retail	Multi-Family	Weighted-Average Basis
Exit capitalization rate	5.95%	5.50%	6.50%	5.92%	6.04%
Discount rate / internal rate of return (“IRR”)	6.92%	7.07%	6.37%	7.76%	7.00%
Average holding period (years)	8.6	7.0	10.0	10.0	9.2

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Industrial	Retail	Multi-Family	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	3.17%	3.73%	2.32%	2.29%	2.79%
	0.25% increase	(2.90)%	(3.40)%	(2.15)%	(2.14)%	(2.58)%
Discount rate (weighted-average)	0.25% decrease	1.74%	1.43%	1.89%	2.87%	2.02%
	0.25% increase	(1.70)%	(1.40)%	(1.85)%	(2.86)%	(1.99)%

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

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2018 through December 31, 2018 at a gross distribution rate of $0.05083 per month, and from January 2019 through March 31, 2019 at a gross distribution rate of $0.05208 per month, for each share class, less any applicable distribution and stockholder servicing fees. Distributions will be made on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the Company’s distribution reinvestment plan were reinvested in shares of the same class as the shares on which the distributions were made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The table below outlines the net cash distributions declared for each class of shares for the years ended December 31, 2018, 2017 and 2016. The net distributions presented below are representative of the gross distribution rate declared by our board of directors less any applicable ongoing distribution and stockholder servicing fees. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distribution History” for additional information regarding our distributions.

	Year Ended December 31,
	2018	2017		2016
Distributions declared per Class AX share, net	$0.61	$0.60		$0.58
Distributions declared per Class TX share, net	$0.51	$0.50		$0.49
Distributions declared per Class IX share, net	$0.59	$0.39	(1)	$—
Distributions declared per Class T share, net	$0.51	$—		$—
Distributions declared per Class S share, net	$0.51	$—		$—
Distributions declared per Class D share, net	$0.59	$—		$—
Distributions declared per Class I share, net	$0.61	$—		$—

(1)	For the period from May 1, 2017 (the date the first distribution related to Class IX shares was declared) through December 31, 2017.

We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, we funded 32%, 56% and 60% of total distributions for the years ended December 31, 2018, 2017 and 2016, respectively, with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds.

The following table outlines our total cash distributions declared to stockholders for each of the quarters during the years ended December 31, 2018 and 2017, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the three months ended	Cash Distributions	Distributions Reinvested	Total Declared
2018
December 31, 2018	$2,765	$3,168	$5,933
September 30, 2018	2,617	3,034	5,651
June 30, 2018	2,554	2,974	5,528
March 31, 2018	2,544	2,970	5,514
Total	$10,480	$12,146	$22,626
2017
December 31, 2017	$2,636	$3,005	$5,641
September 30, 2017	2,532	2,901	5,433
June 30, 2017	2,225	2,565	4,790
March 31, 2017	1,833	2,076	3,909
Total	$9,226	$10,547	$19,773

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

For the years ended December 31, 2018 and 2017, respectively, approximately 22% and 59% of the distributions paid were taxable as ordinary income and approximately 36% and 41% were treated as a return of capital for federal income tax purposes. The remaining amounts in each period were treated as capital gains. The amount of distributions paid and taxable portion are not indicative or predictive of amounts anticipated in future periods.

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

Share Redemption Program

In November 2018, our board of directors approved and adopted an amended and restated share redemption program (the “Amended SRP”). The Amended SRP replaced our previous share redemption programs, effective as of November 30, 2018.

The Amended SRP may give our stockholders the potential benefit of limited liquidity by allowing stockholders who have purchased shares from us or received their shares through a non-cash transaction, not in the secondary market, to present for repurchase to us all or a portion of those shares, subject to certain limitations and restrictions.

Shares redeemed under the Amended SRP will be redeemed at a price equal to the transaction price, which generally will be equal to the most recently determined NAV per share applicable to the class of shares being redeemed and most recently disclosed by us in a public filing with the SEC (subject to the 5% holding discount described below). Under the Amended SRP, we may redeem during any calendar month common shares (including IPO Shares) whose aggregate value (based on the transaction price per share in effect when the redemption is effected) is 2% of our aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the transaction price per share in effect when the redemption is effected) is up to 5% of our aggregate NAV as of the last calendar day of the prior calendar quarter. During a given quarter, if in each of the first two months of such quarter the 2% redemption limit is reached and stockholders’ redemptions are reduced pro rata for such months, then in the third and final month of that quarter, the applicable limit for such month will likely be less than 2% of our aggregate NAV as of the last calendar day of the previous month because the redemptions for that month, combined with the redemptions in the previous two months, cannot exceed 5% of our aggregate NAV as of the last calendar day of the prior calendar quarter.

There is no minimum holding period for your shares and you can request that we redeem your shares at any time. However, shares that have not been outstanding for at least one year will be redeemed at 95% of the transaction price (the “5% holding discount”) that would otherwise apply; provided, that, the period that a share was held prior to being converted into a share of another class pursuant to our charter will count toward the total hold period for such share, as converted. Upon request, we may waive the 5% holding discount in the case of death or disability of a stockholder. The 5% holding discount also will be waived with respect to shares issued pursuant to our distribution reinvestment plan and any shares that we issue as stock dividends.

Unless our board of directors determines otherwise, we intend to fund redemptions pursuant to our share redemption program from any available cash sources at our disposal, including available cash, cash flow from operations, the sale of real estate-related securities and other assets, borrowings or offering proceeds, without any limitation on the amounts we may pay from such sources. If during any consecutive 24-month period, we do not have at least one month in which we fully satisfy 100% of properly submitted redemption requests or accept all properly submitted tenders in a self-tender offer for our shares, we will not make any new investments (excluding short-term cash management investments under 30 days in duration) and we will use all available investable assets to satisfy redemption requests (subject to the limitations under this program) until all outstanding redemption requests, or “Unfulfilled Redemptions,” have been satisfied. For purposes of this policy, investable assets include net proceeds from new subscription agreements, unrestricted cash, working capital, proceeds from marketable securities, proceeds from our distribution reinvestment plan, and net operating cash flows. Notwithstanding this policy, investable assets may be used at any time to fund any of our operating cash needs (as well as to establish reserves to meet such needs), including, without limitation, the following: property operating expenses, taxes and insurance, debt service and repayment or refinancing of debt, debt financing expenses, funding commitments related to real estate, including without limitation, commitments to acquire new real estate investments (provided such commitments were made at least twelve (12) months prior to the end of such 24-consecutive-month period), obligations imposed by law, courts, or arbitration, necessary capital improvements, lease-related expenditures, customary general and administrative expenses, asset management fees and other fees payable to our Advisor as described in the prospectus, or shareholder distributions. Our Advisor also will defer payment of the performance participation allocation until all Unfulfilled Redemptions are satisfied. Furthermore, our board of directors and management will consider additional ways to improve shareholder liquidity through our share redemption program or otherwise. Exceptions to the limitations of this paragraph may be made to complete like-kind exchanges under Section 1031 of the Code necessary to avoid adverse tax consequences, or to take actions necessary to maintain our qualification as a REIT under the Code.

Our board of directors has complete discretion to determine whether all available cash sources at our disposal will be applied to redemptions pursuant to the program, whether such funds are needed for other purposes or whether additional funds from other sources may be used for redemptions pursuant to the program.

If redemption requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on stockholders whose shares are not redeemed, then our board of directors may terminate, suspend or amend the share redemption program at any time without stockholder approval, if it deems such action to be in the best interest of our stockholders. Further, our share redemption program will be terminated in the event that our shares ever become listed on a national securities exchange or in the event a secondary market for our common shares develops. In addition, our board of directors may determine to suspend the share redemption program due to regulatory changes, changes in law or if our board of directors becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed. Material modifications, including any reduction to the monthly or quarterly limitations on redemptions, and suspensions of the program will be promptly disclosed to stockholders in a prospectus supplement (or post-effective amendment if required by the Securities Act) or current report on Form 8-K filed with the SEC. Any material modifications will also be disclosed on our website.

Any new transaction price may be higher or lower than the most recently disclosed transaction price. The transaction price is not a representation, warranty or guarantee that (i) a stockholder would be able to realize such per share amount if such stockholder attempts to sell his or her shares; (ii) a stockholder would ultimately realize distributions per share equal to such per share amount upon our liquidation or sale; (iii) shares of our common stock would trade at such per share amount on a national securities exchange; or (iv) a third party would offer such per share amount in an arm’s-length transaction to purchase all or substantially all of our shares of common stock.

Issuer Redemptions of Equity Securities

The following table lists shares we redeemed under our share redemption program during the quarter ended December 31, 2018, including the average price paid per share, which represents all of the share repurchase requests received for the same period.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
October 1, 2018 to October 31, 2018	137,231	$9.91	137,231	686,858
November 1, 2018 to November 30, 2018	132,338	$9.94	132,338	703,619
December 1, 2018 to December 31, 2018	136,777	$9.94	136,777	850,877
Total	406,346		406,346

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

We owned ten properties that were 94% leased as of December 31, 2018 compared to eight properties that were 97% leased as of December 31, 2017 and five properties that were 97% leased as of December 31, 2016. Because we are currently in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties.

	2018		2017		2016		2015		2014
	(in thousands, except per share amounts)
Operating Data:
Total revenues	$69,069		$59,724		$24,349		$9,410		$94
Total expenses	$70,931		$67,745		$32,595		$13,655		$1,402
Gain on sale of real estate	$14,491		$—		$—		$—		$—
Interest expense	$12,649		$9,453		$3,154		$1,345		$20
Net income (loss)	$(879)		$(17,186)		$(11,341)		$(5,638)		$(1,328)
Net (income) loss attributable to noncontrolling interests	$(13)		$(12)		$(12)		$(12)		$187
Net income (loss) attributable to common stockholders	$(892)		$(17,198)		$(11,353)		$(5,650)		$(1,141)
Basic and diluted income (loss) per common share	$(0.02)		$(0.48)		$(0.62)		$(1.06)		$(14.63)
Distributions declared per Class AX share, net	$0.61		$0.60		$0.58		$0.57		$0.15
Distributions declared per Class TX share, net	$0.51		$0.50		$0.49		$0.17		$—
Distributions declared per Class IX share, net	$0.59		$0.39		$—		$—		$—
Distributions declared per Class T share, net	$0.51		$—		$—		$—		$—
Distributions declared per Class S share, net	$0.51		$—		$—		$—		$—
Distributions declared per Class D share, net	$0.59		$—		$—		$—		$—
Distributions declared per Class I share, net	$0.61		$—		$—		$—		$—
Weighted average common shares outstanding - basic and diluted	40,468		35,808		18,191		5,308		78

Balance Sheet Data:
Total investment property	$787,189		$572,833		$283,875		$72,426		$21,355
Cash and cash equivalents	$27,138		$18,170		$98,137		$17,224		$2,727
Total assets	$948,829		$709,017		$470,345		$149,054		$28,551
Long-term obligations	$504,772	(1)	$379,629	(1)	$258,451	(2)	$59,700	(2)	$24,200	(2)

(1)
Includes notes payable, organization and offering costs reimbursable to our Advisor, and the distribution and stockholder servicing fees payable to our Dealer Manager with respect to certain share classes.

(2)
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

As of March 29, 2019, we had received gross offering proceeds of $525.1 million from the sale of 53.1 million shares, including shares issued pursuant to our distribution reinvestment plan. We issue shares, including IPO Shares, pursuant to our distribution reinvestment plan at a price equal to the transaction price applicable to the class of shares being acquired at the time the distribution is reinvested.

We intend to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of December 31, 2018, we owned interests in ten real estate investments consisting of 6.0 million square feet of leasable space that were 94% leased. See “Item 2. Properties” for additional information regarding our real estate investments.

NAV History

We began determining a net asset value (“NAV”) per share on a monthly basis in January 2018. Since that time, our NAV per share has increased from $9.78 as of January 31, 2018 to $10.11 as of February 28, 2019 as illustrated in the chart below. Set forth below is additional historical information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).

1.
Please see Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities as well as our Current Reports on Form 8-K for additional information concerning the methodology used to determine, and the limitations of, the NAV per share.

2.
Our board of directors determined an NAV per share of $9.03 as of February 29, 2016. Prior to that time, $8.92 was considered to be the “net investment value” of our shares, which was equal to the offering price per share of $10.00 in effect at that time, as arbitrarily determined by our board of directors, net of the applicable selling commissions, dealer manager fees and issuer costs.

Distribution History

As described elsewhere in this Annual Report on Form 10-K, we declare distributions monthly with the authorization of our board of directors. Set forth below is information regarding our historical gross annualized distribution rates, excluding any applicable distribution and stockholder servicing fees, since October 1, 2014 (the date our board first authorized distributions to be declared). As illustrated in the chart below, we maintained our gross annualized distribution rate of $0.61 per share throughout the year ended December 31, 2018 and increased it to an annualized rate of $0.625 per share beginning in January 2019.

1.
With the authorization of our board of directors, we declared distributions as of daily record dates and paid them on a monthly basis through December 31, 2017. Beginning in January 2018, we began declaring, and intend to continue to declare, distributions as of monthly record dates and pay them on a monthly basis.

2.
We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions . Therefore, some or all of our distributions have been and may continue to be paid, and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. See “— Financial Condition, Liquidity and Capital Resources” for additional information concerning our distributions.

Performance Summary of Share Classes

The table below discloses the total returns for the classes of shares that are no longer available for investment in our current public offering. The total returns shown reflect the percent change in the NAV per share from the beginning of the applicable period, plus the amount of any distribution per share declared during the period. The total returns shown are calculated assuming reinvestment of distributions pursuant to our DRP, are derived from unaudited financial information, and are net of all Hines expenses, including general and administrative expenses, transaction related expenses, management fees, the performance participation allocation, and share class specific fees, but exclude the impact of early redemption deductions on the redemption of shares that have been outstanding for less than one year. The inception dates for the Class AX Shares, Class TX Shares, and Class IX Shares are October 1, 2014, September 1, 2015, and May 1, 2017, respectively. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV per share. Valuations based upon unaudited reports from the underlying investments may be subject to later adjustments, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated.

As of February 28, 2019
Shares Class	1-Year	3-Year	ITD
Class AX Shares (No Sales Load)	9.94%	11.63%	11.03%
Class AX Shares (With Sales Load)	N/A	7.27%	7.40%
Class TX Shares (No Sales Load)	8.86%	10.36%	10.37%
Class TX Shares (With Sales Load)	N/A	8.43%	8.19%
Class IX Shares (No Sales Load)	9.67%	N/A	9.20%
Class IX Shares (With Sales Load)	N/A	N/A	8.67%
The table below discloses the total returns for the classes of shares that are available for investment in our current public offering. Class I Shares and Class D Shares are sold without an upfront sales load. The total returns shown reflect the percent change in the NAV per share from the beginning of the applicable period, plus the amount of any distribution per share declared during the period. The total returns shown are calculated assuming reinvestment of distributions pursuant to our DRP, are derived from unaudited financial information, and are net of all Hines Global expenses, including general and administrative expenses, transaction related expenses, management fees, the performance participation allocation, and share class specific fees, but exclude the impact of early redemption deductions on the redemption of shares that have been outstanding for less than one year. The inception date for Class I, Class D, Class S and Class T Shares is December 6, 2017. Class T Shares and Class S Shares listed as (With Sales Load) reflect the returns after the maximum up-front selling commission and dealer manager fees, which total 3.5% for both share classes. Class T Shares and Class S Shares listed as (No Sales Load) exclude up-front selling commissions and dealer manager fees. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV per share. Valuations based upon unaudited reports from the underlying investments may be subject to later adjustments, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated.

As of February 28, 2019
Shares Class	1-Year	ITD
Class I Shares	9.94%	10.39%
Class D Shares	9.67%	10.11%
Class S Shares (No Sales Load)	8.86%	9.28%
Class S Shares (With Sales Load)	5.05%	5.96%
Class T Shares (No Sales Load)	8.86%	9.28%
Class T Shares (With Sales Load)	5.05%	5.96%

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

Investment Property and Lease Intangibles

When we acquire a property, we allocate the purchase price of the acquisition based upon our assessment of the fair value of various components, including to land, building and improvements, and intangible lease assets and liabilities. Fair value determinations are subjective based on estimated cash flow projections that utilize discount and/or capitalization rates, as well as certain available market information. The fair value of land, building and improvements considers the value of the property as if it were vacant. The fair value of intangible lease assets is based on our evaluation of the specific characteristics of each lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and market rates, the customer’s credit quality and costs to execute similar leases. The fair value of out-of-market leases is calculated as the present value (using a discount rate that reflects the risks associated with the leases) of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease. In estimating carrying costs, we include estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider customer improvements, leasing commissions and legal and other related expenses.

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges have been recorded for any period through December 31, 2018.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions, tenant inducements and legal costs, are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense. We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include: (i) whether the lease stipulates how and on what a tenant improvement allowance may be spent; (ii) whether the tenant or landlord retains legal title to the improvements; (iii) the uniqueness of the improvements; (iv) the expected economic life of the tenant improvements relative to the term of the lease; and (v) who constructs or directs the construction of the improvements. The determination of who owns the tenant improvements for accounting purposes is subject to significant judgment. In making that determination, we consider all of the above factors. No one factor, however, necessarily establishes any determination.

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

As of December 31, 2018, our portfolio was approximately 57% leveraged (based on the most recent valuations of our real estate investments) with a weighted average interest rate of 2.85%. We expect that once we have fully invested the proceeds of our public offerings and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions and redemptions. Our real estate-related securities portfolio may have embedded leverage, including through the use of reverse repurchase agreements and derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Further, our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess.

Notwithstanding the above, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. Any indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties about our company in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on the value of an investment in our common shares. See Note 5 — Debt Financing for a discussion of our outstanding debt arrangement as of March 2020.

The discussions below provide additional details regarding our cash flows.

Cash Flows from Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which are used to pay direct leasing costs, property-level operating expenses and interest payments. Additionally, we incur corporate level costs and expenses such as general and administrative expenses, acquisition expenses and acquisition fees (for periods prior to January 2018), asset management fees, and the performance participation allocation.

Net cash provided by operating activities for the years ended December 31, 2018 and 2017 was $19.2 million and $6.7 million, respectively. The primary reason for the increase in operating cash flows was the payment of $11.5 million of acquisition fees and acquisition-related expenses during the year ended December 31, 2017, which reduced cash flows from operating activities for that year. Beginning in 2018, there were two changes that contributed to the reduction of these acquisition fees and expenses. First, as a result of the Restructuring, we eliminated acquisition fees payable to our Advisor. Second, on January 1, 2018, we adopted ASU 2017-01, pursuant to which acquisition expenses related to these real estate investments are to be capitalized as part of the allocated purchase price and, as a result, these costs are included in cash flows from investing activities going forward. Additionally, net cash provided by operating activities increased as a result of our acquisitions of three properties during the year ended December 31, 2018 and the operations of our 2017 acquisitions for the year ended December 31, 2018 partially offset by one property disposition in 2018.

Net cash provided by operating activities for the years ended December 31, 2017 and 2016 was $6.7 million and $4.1 million, respectively. Net cash provided by operating activities increased as a result of our three acquisitions during the year ended December 31, 2017 and the operations of our 2016 acquisitions for the year ended December 31, 2017. Additionally, these increases were offset by acquisition fees and acquisition-related expenses paid totaling $11.5 million and $6.0 million for the years ended December 31, 2017 and 2016, respectively. As discussed above, acquisition fees and acquisition-related expenses reduced cash flows from operating activities prior to January 1, 2018. However, we funded those expenses with proceeds from our offerings and/or acquisition-related indebtedness.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2018, 2017 and 2016 were primarily due to the following:

2018

•	Payments of $206.8 million primarily related to the acquisition of Venue Museum District and Fresh Park Venlo.

•
Capital expenditures of approximately $15.0 million primarily related to development work at Bishop’s Square and various capital improvements at our other properties. With respect to the development work at Bishop’s Square, we expect the total construction costs to be approximately €13.6 million (approximately $15.6 million assuming an exchange rate of $1.14 per EUR as of December 31, 2018) and for the development works to be completed in the first quarter of 2019.

•
Proceeds of $37.1 million from the sale of 2819 Loker Avenue East, a Class–A industrial property located in Carlsbad, California, on March 30, 2018. We sold 2819 Loker Avenue East for a contract sales price of $38.3 million, and we acquired 2819 Loker Avenue East in December 2014 for a net purchase price of $25.4 million.

•	Payments of $11.3 million to purchase real estate-related securities. We also received proceeds of $1.3 million from the sales of real estate-related securities.

2017

•	Payment of $192.9 million related to the acquisition of Rookwood, the Montrose Student Residences and the Queen’s Court Student Residences.

•	Capital expenditures of approximately $4.2 million primarily related to development work at Bishop’s Square and various capital improvements at our properties.

2016

•	Payment of $244.8 million related to the acquisition of the Domain Apartments, Cottonwood Corporate Center and Goodyear Crossing II and their related lease intangibles.

•	Payment of a $5.0 million earnest money deposit in connection with the acquisition of Rookwood, which we acquired in January 2017.

Cash Flows from Financing Activities

Public Offerings

We commenced the Initial Offering in August 2014 and terminated our offering in December 2017, except for shares issued pursuant to our distribution reinvestment plan. We commenced our Follow-on Offering in December 2017, but did not raise any proceeds related to the Follow-On Offering in 2017. We received gross proceeds of $44.3 million, $138.2 million and

$146.3 million, respectively, during the years ended December 31, 2018, 2017 and 2016, respectively, through our public offerings, excluding proceeds from our distribution reinvestment plan. Please see Executive Summary for additional information regarding our public offerings.

During the year ended December 31, 2018, we redeemed $12.5 million in shares of common stock pursuant to our share redemption program. Prior to the commencement of our Follow-on Offering, in October 2017, we commenced a self-tender offer for up to $200.0 million in IPO Shares at a price of $9.69 per share. We redeemed a total of 1.9 million IPO Shares for an aggregate cost of $18.7 million in November 2017 in connection with our self-tender offer. In addition, during the year ended December 31, 2017, we redeemed $1.6 million in shares of common stock pursuant to our share redemption programs in effect prior to the Restructuring. Shares of our common stock redeemed pursuant to our share redemption program were insignificant in prior years.

In addition to the investing activities described previously, we use proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the years ended December 31, 2018, 2017 and 2016, we made payments of $3.3 million, $7.2 million and $8.9 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our public offerings. Selling commissions, dealer manager fees and distribution and stockholder servicing fees vary for each share class as described more fully in Note 8 — Related Party Transactions. The decrease in the payment of these fees for the year ended December 31, 2018 as compared to the year ended December 31, 2017 is due to the reduction of capital raised and our Restructuring and related modifications in our Follow-on Offering, which included a reduction of the selling commissions, dealer manager fees and distribution and stockholder servicing fees payable to the Dealer Manager in connection with the Follow-on Offering as compared to those charged on shares issued during our Initial Offering. The decrease in the payment of these fees and commissions during the year ended December 31, 2017 as compared to the year ended December 31, 2016 is primarily a result of a reduction in gross offering proceeds raised.

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

During the years ended December 31, 2017 and 2016, we made payments of $3.8 million and $5.1 million, respectively, for these organization and offering costs. Our Advisory Agreement was amended, effective February 29, 2016, to cap the amount which we will reimburse our Advisor for the cumulative organization and offering costs incurred in connection with our organization and our public offerings at 2.5% of gross proceeds raised through our public offerings. As a result of the cap on reimbursement as a percentage of gross offering proceeds, during the year ended December 31, 2016, our Advisor reimbursed us for $4.0 million in organization and offering costs that we had previously reimbursed in excess of this 2.5% cap.

Distributions

With the authorization of our board of directors, we declared distributions as of daily record dates and paid them on a monthly basis through December 31, 2017. Beginning in January 2018, we have and intend to continue to declare distributions as of monthly record dates and pay them on a monthly basis. With the authorization of our board of directors, we declared distributions monthly from January 2018 through December 31, 2018 at a gross distribution rate of $0.05083 per month, and from January 2019 through March 31, 2019 at a gross distribution rate of $0.05208 per month, for each share class, less any applicable distribution and stockholder servicing fees. Distributions will be made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders during the years ended December 31, 2018, 2017, and 2016 were $22.5 million, $19.1 million and $9.4 million, respectively, including those reinvested in shares of our common stock pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions. Therefore, some or all of our distributions have been and may continue to be paid and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, we funded 32%, 56% and 60% of total distributions for the years ended December 31, 2018, 2017 and 2016, respectively, with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds. As described previously, we paid acquisition fees and acquisition-related expenses of $11.5 million and $6.0 million, respectively, for the years ended December 31, 2017 and 2016. Acquisition fees and acquisition-related expenses were expensed prior to our adoption of ASU 2017-01 on January 1, 2018 and therefore reduced cash flows from operating activities for those periods. However, we funded such acquisition fees and acquisition-related expenses with proceeds from our public offerings and/or acquisition-related indebtedness.

The following table outlines our total distributions declared to stockholders for the years ended December 31, 2018, 2017 and 2016, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands).

	Stockholders			Sources (1)
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows From Operating Activities
December 31, 2018	$10,480	$12,146	$22,626	$15,484	68%
December 31, 2017	$9,226	$10,547	$19,773	$8,662	44%
December 31, 2016	$4,926	$5,186	$10,112	$4,066	40%

(1)
Includes sources used to fund distributions paid to noncontrolling interests which were equal to approximately $13,000 for the year ended December 31, 2018 and $12,000 for each of the years ended December 31, 2017 and 2016.

Debt Financings

As mentioned previously, our portfolio was 57% leveraged as of December 31, 2018 (based on the most recent valuations of our real estate investments) with a weighted average interest rate of 2.85%. Below is additional information regarding our loan activity for the years ended December 31, 2018, 2017 and 2016. See Note 5 — Debt Financing for additional information regarding our outstanding debt.

2018

•	We entered into $131.3 million of permanent mortgage financing related to the acquisitions of Venue Museum District and Fresh Park Venlo.

•	We made payments of $1.7 million in financing costs primarily related to the mortgage loans at Venue Museum District and Fresh Park Venlo.

•	We made payments of principal of $1.7 million on the permanent mortgage financing related to Cottonwood Corporate Center.

•
We borrowed $90.5 million under the Hines Credit Facility primarily to provide cash for the acquisitions of Venue Museum District and Fresh Park Venlo and made payments of $46.7 million on this facility. We had an outstanding balance of $55.0 million under this facility as of December 31, 2018.

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

Results of Operations

Year ended December 31, 2018 compared to the year ended December 31, 2017

Same Store Analysis

The following table presents the property-level revenues in excess of expenses for the year ended December 31, 2018, as compared to the year ended December 31, 2017, by reportable segment. Same-store properties for the year ended December 31, 2018 includes four properties that were 97% leased as of December 31, 2018 compared to 98% leased as of December 31, 2017. In total, property revenues in excess of expenses of the same-store properties for the year ended December 31, 2018 was comparable with the prior year amount. Therefore, changes in our property revenues in excess of expenses are primarily related to our recent acquisitions and the disposition of 2819 Loker Avenue East.

Below is additional information regarding our same-store results and other financial results with variances from the comparative period. All amounts are in thousands, except for percentages:

	Year Ended December 31,		Change
	2018	2017	$		%
Property revenues in excess of expenses(1)
Same-store properties
Domestic office investments	$11,076	$10,497	$579		6%
Domestic residential/living investments	3,263	2,977	286		10%
Domestic industrial investments	3,886	4,009	(123)		(3)%
International office investments	5,919	6,922	(1,003)	(2)	(14)%
Total same-store properties	$24,144	$24,405	$(261)		(1)%
Recent acquisitions	20,221	13,354	6,867		51%
Disposed properties	484	1,854	(1,370)		(74)%
Total property revenues in excess of expenses	$44,849	$39,613	$5,236		13%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

(2)
Decrease is due to a decline in revenue during the year ended December 31, 2018, as compared to the year ended December 31, 2017, as a result of a tenant’s lease expiration in August 2017 without renewal.

Other Changes

The table below includes additional information regarding changes in our results of operations for the year ended December 31, 2018, including explanations for significant changes:

	Year Ended December 31,		Change
	2018	2017	$	%
Other
Depreciation and amortization	$32,478	$29,687	$2,791	9%
Acquisition related expenses	$144	$3,212	$(3,068)	(96)%
Asset management fees	$5,004	$4,940	$64	1%
Acquisition fees	$—	$6,741	$(6,741)	(100)%
Performance participation allocation	$5,954	$251	$5,703	N/A*
General and administrative expenses	$3,131	$2,803	$328	12%
Gain on sale of real estate	$14,491	$—	$14,491	N/A*
Interest expense	$12,649	$9,453	$3,196	34%
Benefit (provision) for income taxes	$(9)	$83	$(92)	(111)%

* Not a meaningful percentage
Depreciation and amortization: Depreciation and amortization expense increased for the year ended December 31, 2018 compared to the year ended December 31, 2017 primarily due to real estate investments acquired during the year ended December 31, 2018.
Acquisition related expenses: Acquisition related expenses represent third-party costs related to the acquisition of our real estate investments, including those properties which we may acquire in future periods. These costs vary significantly from one acquisition to the next and generally tend to be higher for our international acquisitions. Additionally, on January 1, 2018 we adopted ASU 2017-01, pursuant to which acquisition related expenses are to be capitalized and not expensed. As a result, acquisition related expenses included in net income for the year ended December 31, 2018 reflect dead-deal costs only. As a result, our acquisition related expenses decreased 96% in 2018 as compared to 2017, and we expect such costs to be significantly lower than amounts recorded in prior periods going forward.
Acquisition fees: We incurred $6.7 million of acquisition fees during the year ended December 31, 2017 as a result of our acquisitions of real estate investments during that period. Effective as of December 6, 2017, we no longer pay acquisition fees to our Advisor.
Performance participation allocation: We accrued $6.0 million related to the performance participation allocation as a result of the total return being greater than the 5% hurdle amount during the year ended December 31, 2018. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. See Note 8—Related Party Transactions, for additional information regarding the performance participation allocation. The Operating Partnership Agreement was amended effective December 2017 to provide for the performance participation allocation. As a result, the performance participation allocation for the year ended December 31, 2017 was only $0.3 million.
Gain on sale of real estate: We sold 2819 Loker Avenue East for a contract sales price of $38.3 million on March 30, 2018 and we acquired 2819 Loker Avenue East in December 2014 for a net purchase price of $25.4 million. We recognized a gain of $14.5 million related to this sale. We had no property dispositions during the year ended December 31, 2017.
Interest expense: Interest expense increased for the year ended December 31, 2018 as a result of an increase in the principal amount of our outstanding indebtedness during the periods, which was primarily used to fund acquisitions.

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

FFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. In addition, FFO should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance or as an alternative to cash flows from operating activities as an indication of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. Please see the limitations listed below associated with the use of FFO:

•
Prior to January 1, 2018, FFO included costs related to our acquisitions, including acquisition fees payable to our Advisor. Although these amounts reduced net income for periods prior to January 1, 2018, we generally funded such costs with proceeds from our public offerings and/or acquisition-related indebtedness and did not consider these fees and expenses in the evaluation of our operating performance. In January 2018, we adopted ASU 2017-01 which clarified the definition of a business and added guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We expect that most of our real estate transactions completed after that date will be accounted for using the asset acquisition guidance and, accordingly, the related acquisition-related expenses incurred will be capitalized and included in the allocated purchase price and will not be expensed. Prior to ASU 2017-01, real estate acquisitions were generally considered business combinations and the acquisition-related expenses and acquisition fees were treated as operating expenses under GAAP. Additionally, effective as of December 6, 2017, we no longer pay acquisition fees to our Advisor.

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the years ended December 31, 2018, 2017 and 2016 and the period from inception through December 31, 2018 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO is not useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Years ended December 31,			Period from July 31, 2013 (date of inception) through December 31, 2018
	2018	2017	2016
Net income (loss)	$(879)	$(17,186)	$(11,341)	$(36,372)
Depreciation and amortization (1)	32,478	29,687	15,372	81,793
Gain on sale of real estate	(14,491)	—	—	(14,491)
Adjustments for noncontrolling interests (2)	(22)	(30)	(23)	146
Funds From Operations attributable to common stockholders	$17,086	$12,471	$4,008	$31,076
Basic and diluted income (loss) per common share	$(0.02)	$(0.48)	$(0.62)	$(1.93)
Funds From Operations attributable to common stockholders per common share	$0.42	$0.35	$0.22	$1.66
Weighted average shares outstanding	40,468	35,808	18,191	18,741

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•
For the years ended December 31, 2018, 2017 and 2016, the Dealer Manager earned distribution and stockholder servicing fees of $2.0 million, $1.6 million and $408,000, respectively, which are paid by Hines Global. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through December 31, 2018 were $4.1 million.

•
For the years ended December 31, 2017 and 2016, we incurred $10.0 million and $7.5 million, respectively, in acquisition-related costs and fees. Total acquisition-related costs and fees included in net income were $23.3 million from inception through December 31, 2018.

•
As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. See Note 7—Related Party Transactions, for additional information regarding the performance participation allocation. We do not consider the performance participation allocation in evaluating our operating performance. For the year ended December 31, 2018, we incurred $6.0 million in performance participation allocation fees. Total performance participation allocation fees incurred were $6.2 million from inception through December 31, 2018.

•
For the years ended December 31, 2018, 2017 and 2016, we recorded non-cash adjustments primarily related to amortization of out-of-market lease intangibles and lease incentives and straight-line rent adjustments, which resulted in a net increase to rental revenue of $2.3 million, $2.1 million and $2.0 million, respectively.

•
We recorded non-cash adjustments related to gains/losses on derivative instruments and/or foreign currencies and certain amounts related to deferred taxes, which reduced net income by approximately $93,000 for the year ended December 31, 2018. Such amounts were insignificant in prior periods.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees to fund distributions to our stockholders. For example, we funded 32%, 56% and 60% of total distributions for the years ended December 31, 2018, 2017 and 2016, respectively, with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through December 31, 2018, we declared $55.5 million of distributions to our stockholders, compared to our total aggregate FFO of $31.1 million and our total aggregate net loss of $36.4 million for that period. We incurred acquisition-related costs and fees of $23.3 million from inception through December 31, 2017 in connection with our real estate investments, which were recorded as reductions to net income (loss) and FFO. We adopted ASU 2017-01 on January 1, 2018, which allows us to capitalize acquisition-related costs and fees instead of treating them as operating expenses under GAAP. For the years ended December 31, 2017 and 2016, we incurred $10.0 million and $7.5 million, respectively, in acquisition-related costs and fees. For the year ended December 31, 2018, we declared $22.6 million of distributions to our stockholders compared to our total aggregate FFO of $17.1 million. For the years ended December 2017 and 2016, we declared $19.8 million and $10.1 million, respectively, of distributions to our stockholders compared to our total aggregate FFO of $12.5 million and $4.0 million, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2018 and 2017, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2018.

	Payments due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total (2)
Notes payable (1)	$14,563	$224,068	$288,425	$—	$527,056
Restated Hines Credit Facility(1)	57,173	—	—	—	57,173
Organization and Offering Costs(2)	—	5,401	3,600	—	9,001
Maintal Logistics acquisition liability(3)	43,793	—	—	—	43,793
Total contractual obligations(4)	$115,529	$229,469	$292,025	$—	$637,023

(1)	Includes all future principal and interest payments on mortgage loans outstanding as of December 31, 2018.

(2)	See Note 8 — Related Party Transactions for additional information regarding the reimbursement of organization and offering costs to our Advisor.

(3)
The acquisition of Maintal Logistics occurred in December 2018, and the funding for the purchase was not required at the time of the acquisition. The acquisition was funded in February 2019. See Note 3 — Investment Property for more details on the acquisition.

(4)
Excluded from the table above is the settlement of the $8.3 million distribution and stockholder servicing fee liability payable to our Dealer Manager with respect to Class TX shares and Class IX shares as of December 31, 2018. We cannot predict the length of time over which this fee will be paid due to potential changes in the NAV per share of the Company's Class TX shares and Class IX shares and future redemptions related to Class TX shares and Class IX shares. If we assumed a constant NAV per share, the distribution and stockholder servicing fee with respect to Class TX shares and Class IX shares would be paid over 5.25 years and 6 years, respectively, from the date of purchase. See Note 8 — Related Party Transactions for additional information regarding the distribution and stockholder servicing fees.

Recent Developments and Subsequent Events

Maintal Logistics

As discussed in Note 3—Investment Property, we acquired Maintal Logistics on December 31, 2018. Funding for the acquisition was not required until February 2019. Upon funding, we entered into a third-party mortgage loan for the principal sum of approximately €23.5 million (approximately $26.6 million assuming a rate of $1.134 per EUR as of the transaction date).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of December 31, 2018, we were exposed to the market risks listed below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of December 31, 2018, we had $375.7 million of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $3.8 million in interest expense. Additionally, we entered into interest rate caps to limit our exposure to rising interest rates related to our mortgage loans secured by Venue Museum District and Fresh Park Venlo. See Note 5 — Debt Financing in the Notes to the consolidated financial statements for more information concerning our outstanding debt.

Foreign Currency Risk

We currently have real estate investments located in countries outside of the U.S. that are subject to the effects of exchange rate movements between the foreign currency of each real estate investment and the U.S. dollar, which may affect future costs and cash flows as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements. We have entered into mortgage loans denominated in foreign currencies for these investments, which provide natural hedges with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduce our exposure to exchange rate differences. Additionally, we are typically a net receiver of these foreign currencies, and, as a result, our foreign operations benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. The table below identifies the effect that a 10% immediate, unfavorable change in the exchange rates would have on the net book value of our international real estate investments, including any foreign currency mortgage loans and their year-to-date net income (loss), by foreign currency (in thousands):

	Reduction in Book Value as of December 31, 2018	Reduction in Net Income (Loss) for the Year Ended December 31, 2018
EUR	$10,623	$132
GBP	$2,442	$139

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Hines Global Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hines Global Income Trust, Inc. (formerly Hines Global REIT II, Inc.) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
March 29, 2019

We have served as the Company’s auditor since 2013.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2018 and 2017

	2018	2017
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$787,189	$572,833
Investments in real estate-related securities	9,599	—
Cash and cash equivalents	27,138	18,170
Restricted cash	9,848	6,383
Derivative instruments	174	110
Tenant and other receivables, net	8,995	8,402
Intangible lease assets, net	90,697	95,137
Deferred leasing costs, net	13,282	4,615
Other assets	1,907	3,367
Total assets	$948,829	$709,017
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$26,186	$15,570
Due to affiliates	26,022	16,642
Intangible lease liabilities, net	18,034	15,939
Other liabilities	55,391	8,601
Distributions payable	2,024	1,868
Note payable to affiliate	55,000	11,200
Notes payable, net	487,439	365,652
Total liabilities	$670,096	$435,472

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2018 and December 31, 2017	—	—
Common shares (Note 7)	44	39
Additional paid-in capital	371,274	336,761
Accumulated distributions in excess of earnings	(91,711)	(68,193)
Accumulated other comprehensive income (loss)	(874)	4,938
Total stockholders’ equity	278,733	273,545
Noncontrolling interests	—	—
Total equity	278,733	273,545
Total liabilities and equity	$948,829	$709,017

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$68,006	$58,824	$23,667
Other revenue	1,063	900	682
Total revenues	69,069	59,724	24,349
Expenses:
Property operating expenses	13,774	9,663	4,593
Real property taxes	8,601	9,387	1,648
Property management fees	1,845	1,061	438
Depreciation and amortization	32,478	29,687	15,372
Acquisition related expenses	144	3,212	1,855
Asset management and acquisition fees	5,004	11,681	6,645
Performance participation allocation	5,954	251	—
General and administrative expenses	3,131	2,803	2,044
Total expenses	70,931	67,745	32,595
Other income (expenses):
Gain (loss) on derivative instruments	(272)	(372)	(6)
Gain (loss) on investments in real estate-related securities	(401)	—	—
Gain on sale of real estate	14,491	—	—
Foreign currency gains (losses)	(438)	494	(4)
Interest expense	(12,649)	(9,453)	(3,154)
Interest income	261	83	69
Income (loss) before benefit (provision) for income taxes	(870)	(17,269)	(11,341)
Benefit (provision) for income taxes	(9)	83	—
Net income (loss)	(879)	(17,186)	(11,341)
Net (income) loss attributable to noncontrolling interests	(13)	(12)	(12)
Net income (loss) attributable to common stockholders	$(892)	$(17,198)	$(11,353)
Basic and diluted income (loss) per common share	$(0.02)	$(0.48)	$(0.62)
Weighted average number of common shares outstanding	40,468	35,808	18,191

Comprehensive income (loss):
Net income (loss)	$(879)	$(17,186)	$(11,341)
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,812)	7,693	(1,363)
Comprehensive income (loss)	$(6,691)	$(9,493)	$(12,704)
Comprehensive (income) loss attributable to noncontrolling interests	(13)	(12)	(12)
Comprehensive income (loss) attributable to common stockholders	$(6,704)	$(9,505)	$(12,716)

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2018, 2017 and 2016
(in thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2016	11,062	$11	$91,576	$(9,757)	$(1,392)	$80,438	$—
Issuance of common shares	15,557	15	149,738	—	—	149,753	—
Distributions declared	—	—	—	(10,112)	—	(10,112)	(12)
Redemption of common shares	(76)	—	(859)	—	—	(859)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(13,214)	—	—	(13,214)	—
Offering costs	—	—	(3,107)	—	—	(3,107)	—
Net income (loss)	—	—	—	(11,353)	—	(11,353)	12
Foreign currency translation adjustment	—	—	—	—	(1,363)	(1,363)	—
Balance as of December 31, 2016	26,543	$26	$224,134	$(31,222)	$(2,755)	$190,183	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2017	26,543	$26	$224,134	$(31,222)	$(2,755)	$190,183	$—
Issuance of common shares	14,807	15	146,710	—	—	146,725	—
Distributions declared	—	—	—	(19,773)	—	(19,773)	(12)
Redemption of common shares	(2,094)	(2)	(20,143)	—	—	(20,145)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(10,712)	—	—	(10,712)	—
Offering costs	—	—	(3,228)	—	—	(3,228)	—
Net income (loss)	—	—	—	(17,198)	—	(17,198)	12
Foreign currency translation adjustment	—	—	—	—	7,693	7,693	—
Balance as of December 31, 2017	39,256	$39	$336,761	$(68,193)	$4,938	$273,545	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2018	39,256	$39	$336,761	$(68,193)	$4,938	$273,545	$—
Issuance of common shares	5,601	7	56,391	—	—	56,398	—
Distributions declared	—	—	—	(22,626)	—	(22,626)	(13)
Redemption of common shares	(1,273)	(2)	(13,686)	—	—	(13,688)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(3,394)	—	—	(3,394)	—
Offering costs	—	—	(4,798)	—	—	(4,798)	—
Net income (loss)	—	—	—	(892)	—	(892)	13
Foreign currency translation adjustment	—	—	—	—	(5,812)	(5,812)	—
Balance as of December 31, 2018	43,584	$44	$371,274	$(91,711)	$(874)	$278,733	$—

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(879)	$(17,186)	$(11,341)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	32,614	29,220	15,422
Gain on sale of real estate	(14,491)	—	—
Foreign currency (gains) losses	438	(494)	4
(Gain) loss on derivative instruments	272	372	6
(Gain) loss on investments in real estate-related securities	401	—	—
Changes in assets and liabilities:
Change in other assets	1,167	(1,190)	(275)
Change in tenant and other receivables	(737)	(4,479)	(2,288)
Change in deferred leasing costs	(12,460)	(4,415)	(261)
Change in accounts payable and accrued expenses	7,432	4,964	270
Change in other liabilities	(519)	(9)	23
Change in due to affiliates	6,004	(92)	2,565
Net cash from (used in) operating activities	19,242	6,691	4,125
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(206,782)	(192,867)	(244,817)
Capital expenditures at operating properties	(14,977)	(4,204)	(350)
Deposits on investment property	—	—	(5,000)
Proceeds from sale of real estate	37,087	—	—
Purchases of real estate-related securities	(11,307)	—	—
Proceeds from settlement of real estate-related securities	1,306	—	—
Net cash used in investing activities	(194,673)	(197,071)	(250,167)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	44,324	138,192	146,265
Redemption of common shares	(12,533)	(20,270)	(714)
Payment of offering costs	—	(3,810)	(5,073)
Reimbursement of offering costs	—	—	4,049
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(3,306)	(7,154)	(8,897)
Distributions paid to stockholders and noncontrolling interests	(10,410)	(8,951)	(4,601)
Proceeds from notes payable	131,312	63,572	141,300
Payments on notes payable	(1,700)	(1,650)	(539)
Proceeds from related party note payable	90,500	58,200	81,500
Payments on related party note payable	(46,700)	(103,000)	(25,500)
Change in security deposit liability	(6)	(63)	40
Deferred financing costs paid	(1,674)	(1,028)	(666)
Payments related to interest rate contracts	(283)	(233)	—
Net cash from financing activities	189,524	113,805	327,164
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(1,660)	1,415	(198)
Net change in cash, restricted cash and cash equivalents	12,433	(75,160)	80,924
Cash, restricted cash and cash equivalents, beginning of year	24,553	99,713	18,789
Cash, restricted cash and cash equivalents, end of year	$36,986	$24,553	$99,713
See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Hines Global Income Trust, Inc. (“the Company” or “Hines Global”), formerly known as Hines Global REIT II, Inc., was incorporated in Maryland on July 31, 2013, to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for 60 years. The Company is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines. The Company intends to conduct substantially all of its operations through Hines Global REIT II Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of December 31, 2018 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

The Company raises capital for its investments through public offerings of its common stock and engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for its offerings and to market its shares. On August 20, 2014, the Company commenced its initial public offering of up to $2.5 billion of its common stock (the “Initial Offering”). On September 30, 2017, the Company suspended the sale of shares in the primary portion of the Initial Offering, while continuing to offer up to $150.0 million of its common stock pursuant to its distribution reinvestment plan. On December 6, 2017, the Company commenced a second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Follow-on Offering”). As a result of the changing landscape in the non-traded REIT industry, the Follow-on Offering reflects a restructuring (the “Restructuring”), which resulted in a reduction of many of the fees payable to the Advisor and the Dealer Manager. For additional information regarding these fees, please see Note 8 — Related Party Transactions.

The Company received gross offering proceeds of approximately $525.1 million from the sale of 53.1 million shares through its public offerings from inception through March 29, 2019, including shares issued pursuant to its distribution reinvestment plan.

As of December 31, 2018, the Company owned direct investments in ten real estate properties totaling 6.0 million square feet that were 94% leased.

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

Prior to January 1, 2018, acquisitions of properties were accounted for utilizing the acquisition method and, accordingly, were recorded at the estimated fair values of the assets acquired and liabilities assumed. The results of operations of acquired properties were included in the Company’s results of operations from their respective dates of acquisition. Estimates of fair values were based upon estimates of future cash flows and other valuation techniques that the Company believes are similar to those used by market participants and were used to record the purchase of identifiable assets acquired, such as land, buildings and improvements, equipment and identifiable intangible assets related to in-place leases and liabilities assumed, such as amounts related to acquired out-of-market leases, asset retirement obligations, and mortgage notes payable. Values of buildings and improvements were determined on an as-if-vacant basis. Initial valuations were subject to change until such information became finalized, which occurs no later than 12 months after the acquisition date. Additionally, prior to January 1, 2018, acquisition-related costs such as transaction costs and acquisition fees paid to the Advisor were expensed as incurred. On January 1, 2018, the Company adopted ASU 2017-01 which clarified the definition of a business and added guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The Company expects that most of its real estate transactions completed after that date will be accounted for using the asset acquisition guidance based on relative fair values and, accordingly, the related acquisition-related expenses incurred will be capitalized and included in the allocated purchase price and will not be expensed. Prior to ASU 2017-01, real estate acquisitions were generally considered business combinations and the acquisition-related expenses and acquisition fees were treated as operating expenses under GAAP.

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

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the years ended December 31, 2018, 2017, and 2016.

Investments in Real Estate-Related Securities

The Company invested $10.0 million in real estate-related securities during the year ended December 31, 2018. These securities consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis, which resulted in a realized gain of $17,000 and an unrealized loss of $0.4 million for the year ended December 31, 2018, both of which are recorded in “gain (loss) on investments in real estate-related securities” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

As of December 31, 2018, the Company had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents.

In addition, as of December 31, 2018, the Company had $18.5 million of cash and cash equivalents, including restricted cash, deposited in certain financial institutions located in the United Kingdom, Ireland, and the Netherlands. Management regularly monitors the financial stability of these financial institutions in an effort to manage its exposure to any significant credit risk in cash and cash equivalents.

As of December 31, 2018, the Company owned $9.6 million in real estate-related securities. These securities consist of common equities, preferred equities and debt securities of publicly traded REITs.

International Operations

The Euro (“EUR”) is the functional currency for the Company’s subsidiaries operating in Ireland, the Netherlands and Germany and the British pound (“GBP”) is the functional currency for the Company’s subsidiaries operating in the United Kingdom. These subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. Income statement accounts are generally translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. Upon disposal of this subsidiary, the Company will remove the accumulated translation adjustment from stockholders’ equity and include it in the gain or loss on disposal in its consolidated statement of operations.

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

Tenant and Other Receivables

Tenant and other receivables balances consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent. Straight-line rent receivables were $5.8 million and $4.0 million as of December 31, 2018 and 2017, respectively. Straight-line rent receivables consist of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. An allowance for the uncollectible portion of tenant and other receivables has been determined and recognized based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the consolidated balance sheets, net of allowance for doubtful accounts of $0.3 million and $0.1 million at December 31, 2018 and 2017, respectively.

As of December 31, 2017, tenant and other receivables included $2.3 million in receivables from third-parties related to working capital reserves and transactions costs related to the acquisition of the Queen’s Court Student Residences. There were no such receivables remaining as of December 31, 2018.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions, tenant inducements and legal costs, are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Other Assets

Other assets included the following (in thousands):

	December 31, 2018	December 31, 2017
Deferred offering costs (1)	$—	$1,525
Prepaid insurance	493	97
Prepaid property taxes	80	76
Deferred tax assets (2)	844	944
Other	490	725
Other assets	$1,907	$3,367

(1)
Represents offering costs incurred by the Company’s Advisor which will be released into equity as gross proceeds from the Follow-On Offering are raised. See Note 8 — Related Party Transactions for additional information regarding offering costs payable to the Company’s Advisor.

(2)	Includes the effects of a valuation allowance of $0.8 million and $0.2 million as of December 31, 2018 and 2017, respectively.

Revenue Recognition

The Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") 2014-09 which superseded the revenue recognition requirements under previous guidance. We adopted ASU 2014-09 on January 1, 2018. ASU 2014-09 requires the use of a new five-step model to recognize revenue from contracts with customers. The five-step model requires that the Company identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when it satisfies the performance obligations. Management has concluded that the majority of the Company’s total revenue, with the exception of gains and losses from the sale of real estate, consist of rental income from leasing arrangements, which is specifically excluded from the standard. Excluding gains and losses on the sale of real estate (as discussed further below), the Company concluded that its remaining revenue streams were immaterial and, as such, the adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements.

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

Other revenues consist primarily of parking revenue, administrative fees, and tenant reimbursements related to utilities, insurance, and other operating expenses. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized at the time when the performance obligation is met.

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2015. The Company’s management believes that it operates in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2018, 2017 and 2016 in the accompanying consolidated financial statements. In 2018, income tax expense/benefit recorded by the Company was primarily comprised of foreign income taxes related to the operation of its international properties. All periods from December 31, 2015 through December 31, 2018 are open for examination by the IRS. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Distribution and Stockholder Servicing Fees

The Company records distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the applicable class of shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable. For the years ended December 31, 2018 and 2017, the Company recorded a liability of $8.3 million and $8.2 million, respectively. See Note 8 — Related Party Transactions for additional information regarding the Company’s distribution and stockholder servicing fees.

Per Share Data

Net income (loss) per common share is calculated by dividing the net income (loss) attributable to common stockholders for each period by the weighted average number of common shares outstanding during such period. Net income (loss) per common share on a basic and diluted basis is the same because the Company has no potentially dilutive common shares outstanding. All classes of common stock are allocated net income (loss) at the same rate per share and receive the same gross distribution per share.

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

In October 2016, the FASB issued ASU 2016-16 which removes the prohibition in Accounting Standards Codification (“ASC” or the “Codification”) 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. The ASU is intended to reduce the complexity of ASC 740 and the diversity in practice related to the tax consequences of certain types of intra-entity asset transfers. ASU 2016-16 will be effective for annual periods beginning after December 31, 2017. The Company adopted ASU 2016-16 beginning January 1, 2018 and recorded deferred tax assets, along with a full valuation allowance, related to its subsidiaries in Ireland.

In January 2017, the FASB issued ASU 2017-01 to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments to the FASB Accounting Standards Codification were effective for public entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company adopted ASU 2017-01 on January 1, 2018. The Company determined that each of its real estate transactions completed during the year ended December 31, 2018 to be accounted for using the asset acquisition guidance and, accordingly, acquisition costs of $5.7 million related to those acquisitions were capitalized.

In February 2017, the FASB issued ASU 2017-05 to clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition, as amended, of an in substance nonfinancial asset. The provisions of ASU 2017-05 are effective for the Company as of January 1, 2018 as described above in “— Revenue Recognition.”

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 which requires companies that lease assets to recognize on the balance sheet the right-of-use assets and related lease liabilities. The accounting by companies that own the assets leased by the lessee (the lessor) will remain largely unchanged from current GAAP. The guidance is effective for us as of January 1, 2019 using the modified retrospective approach.

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

Upon adoption, we will elect the following practical expedients:

•	The transition method in which the application date of January 1, 2019 is the beginning of the reporting period that we first applied the new guidance.

•
The practical expedient package which allows an entity not to reassess (1) whether any expired or existing contracts are or contain leases; (2) the lease classification for any expired or existing leases; (3) initial direct costs for any existing leases.

•
As an accounting policy election, a lessor may choose not to separate the non-lease components, by class of underlying assets, from the lease components and instead account for both types of components as a single component under certain conditions.

We have completed our evaluation of the impact that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements relating to its leases from both the lessee and lessor perspective. Based on our analysis, we have identified the following changes resulting from the adoption of ASU 2016-02:

Lessor Accounting

•
We are entitled to receive tenant reimbursements for operating expenses for common area maintenance. Based on guidance in these ASUs, CAM reimbursement revenue is defined as a non-lease component, which would be accounted for in accordance with ASC 606. However, we have elected to apply the practical expedient for all of our leases to account for the lease and non-lease components as a single, combined operating lease component.

•
Capitalization of leasing costs is limited to initial direct costs. Initial direct costs have been defined as incremental costs of a lease that would not have been incurred if the lease had not been obtained. Legal costs will no longer be capitalized, but expensed as incurred. There will be no change in our accounting for lease inducements and commissions.

•
Our existing leases will continue to be classified as operating leases, however, leases entered into or modified after January 1, 2019 may be classified as either operating or sales-type leases, based on specific classification criteria. We believe all of our leases will continue to be classified as operating leases, and all operating leases will continue to have a similar pattern of recognition as under current GAAP.

Lessee Accounting

•
The Company has ground lease agreements in which the Company is the lessee for land underneath Bishop’s Square that the Company currently accounts for as an operating lease. Upon adoption of ASU 2016-02, the Company has determined the lease liability is immaterial and will reclassify approximately €29.7 million (approximately $33.9 million assuming a rate of $1.14 per EUR as of December 31, 2018) from Intangible lease assets, net to a right-of-use asset in the Company’s consolidated balance sheets.

We have evaluated controls around the implementation of these ASUs and have concluded there is no significant impact on our control structure.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018	December 31, 2017
Buildings and improvements (1)	$693,834	$491,289
Less: accumulated depreciation	(30,574)	(18,172)
Buildings and improvements, net	663,260	473,117
Land	123,929	99,716
Investment property, net	$787,189	$572,833

(1)
Included in buildings and improvements is approximately $14.5 million and $4.3 million of construction-in-progress related to the expansion at Bishop's Square as of December 31, 2018 and December 31, 2017, respectively. During the fourth quarter of 2017, the Company commenced construction at Bishop’s Square to add an additional floor and make various upgrades and improvements to the property.

Recent Dispositions of Investment Property

In March 2018, the Company sold 2819 Loker Avenue East, a Class–A industrial property located in Carlsbad, California. The contract sales price for 2819 Loker Avenue East was $38.3 million. The Company acquired 2819 Loker Avenue East in December 2014 for a contract purchase price of $25.4 million. The Company recognized a gain on sale of this asset of $14.5 million, which was recorded in gain on sale of real estate on the consolidated statements of operations and comprehensive income (loss).

Recent Acquisitions of Investment Property

In September 2018, the Company acquired Venue Museum District, a multi-family community located in Houston, Texas. The net purchase price was $72.9 million, exclusive of transaction costs and closing prorations. Venue Museum District was constructed in 2009 and consists of 224 units that are presently 92% leased.

In October 2018, the Company acquired a leasehold interest in Fresh Park Venlo, a specialized logistics park located in Venlo, the Netherlands. The net purchase price for Fresh Park Venlo was €117.5 million (approximately $136.3 million assuming a rate of $1.16 per EUR as of the acquisition date), exclusive of transaction costs and working capital reserves.

In December 2018, the Company acquired Maintal Logistics, a portfolio of three industrial buildings located in Maintal, Germany. The net purchase price for Maintal Logistics was €38.3 million (approximately $43.8 million assuming a rate of $1.14 per EUR as of the acquisition date), exclusive of transaction costs and working capital reserves. Funding for the acquisition of Maintal Logistics was not required until February 2019, as a result, a liability of $43.8 million was recorded in other liabilities on the balance sheet as of December 31, 2018. The Company funded the acquisition in February 2019.

See Note 4 — Recent Acquisitions of Real Estate for additional information regarding the Company’s real estate portfolio.

As of December 31, 2018, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$118,585	$5,558	$(22,318)
Less: accumulated amortization	(31,320)	(2,126)	4,284
Net	$87,265	$3,432	$(18,034)

As of December 31, 2017, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$116,222	$4,716	$(18,490)
Less: accumulated amortization	(24,430)	(1,371)	2,551
Net	$91,792	$3,345	$(15,939)

Amortization expense of in-place leases was $18.3 million, $18.3 million and $10.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $1.1 million, $1.1 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market lease liabilities, net, for each of the years ending December 31, 2019 through December 31, 2023 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
2019	$14,657	$(1,057)
2020	$10,064	$(766)
2021	$6,637	$(731)
2022	$4,110	$(1,038)
2023	$3,781	$(848)

Leases

The Company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2018, the approximate fixed future minimum rentals for each of the years ending December 31, 2019 through 2023 and thereafter for the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
2019	$52,357
2020	48,343
2021	40,847
2022	32,881
2023	30,951
Thereafter	148,329
Total	$353,708

During the years ended December 31, 2018 and December 31, 2017, the Company did not earn more than 10% of its revenue from any individual tenants.

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

4. RECENT ACQUISITIONS OF REAL ESTATE

During each of the years ended December 31, 2018, 2017 and 2016, the Company acquired three properties for a total net purchase price of $258.3 million, $299.6 million and $253.5 million, respectively. The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price of each property acquired in 2018, 2017 and 2016 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (2)	Land (2)	In-place Lease Intangibles (2)		Out-of- Market Lease Intangibles, Net (2)	Discount (premium) on assumed mortgage loan (2)	Total (2)
2018 (1)
Venue Museum District	9/21/2018	$52,538	$17,409	$3,240		$—	$—	$73,187
Fresh Park Venlo	10/5/2018	$128,977	$—	$11,880		$(2,583)	$—	$138,274
Maintal Logistics	12/31/2018	$30,175	$15,031	$2,287		$(691)	$—	$46,802

2017
Rookwood	1/6/2017	$132,466	$45,320	$27,477		$(12,275)	$740	$193,728
Montrose Student Residences	3/24/2017	$33,705	$5,691	$1,282	(3)	$(56)	$—	$40,622
Queen’s Court Student Residences	10/11/2017	$50,894	$14,086	$1,819		$(1,513)	$—	$65,286

2016
Domain Apartments	1/29/2016	$50,790	$5,690	$1,640		$—	$—	$58,120
Cottonwood Corporate Center	7/5/2016	$98,758	$13,600	$26,550		$290	$—	$139,198
Goodyear Crossing II	8/18/2016	$41,620	$7,270	$5,280		$2,030	$—	$56,200

(1)	For more information on acquisitions completed during the year ended December 31, 2018, refer to Note 3 — Investment Property.

(2)	For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

(3)	Includes $0.6 million related to the retail areas of the Montrose Student Residences that have average lease terms between two years and 19 years.

Prior to January 1, 2018, acquisitions of properties were accounted for utilizing the acquisition method and, accordingly, were recorded at the estimated fair values of the assets acquired and liabilities assumed. For acquisitions completed prior to January 1, 2018, estimates of fair values were based upon inputs and assumptions summarized below. On January 1, 2018, the Company adopted ASU 2017-01, pursuant to which the Company determined its acquisitions completed since adoption to be accounted for using the asset acquisition guidance, and are not included in the summary of inputs and assumptions below. For more information on the adoption of ASU 2017-01, refer to Note 2 — Summary of Significant Accounting Policies.

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

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the year ended December 31, 2017, which are included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2017 (in thousands):

		For the Year Ended
2017 Acquisitions		12/31/2017
Rookwood	Revenue	$19,507
	Net income (loss)	$(7,041)
Montrose Student Residences	Revenue	$2,579
	Net income (loss)	$(3,049)
Queen’s Court Student Residences	Revenue	$1,200
	Net income (loss)	$(1,415)

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

The table below includes the amounts of revenue and net income (loss) of the acquisitions completed during the year ended December 31, 2016, which are included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2016 (in thousands):

		For the Year Ended
2016 Acquisitions		12/31/2016
Domain Apartments	Revenue	$4,318
	Net income (loss)	$(1,524)
Cottonwood Corporate Center	Revenue	$7,420
	Net income (loss)	$(3,339)
Goodyear Crossing II	Revenue	$1,918
	Net income (loss)	$(164)

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

5. DEBT FINANCING

As of December 31, 2018 and 2017, the Company had approximately $545.8 million and $379.3 million of debt outstanding, respectively, with a weighted average years to maturity of 2.9 years and 3.8 years, and a weighted average interest rate of 2.85% and 2.63%, respectively. The following table describes the Company’s debt outstanding at December 31, 2018 and 2017 (in thousands, except interest rates):

Description	Origination or Assumption Date	Maturity Date	Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of December 31, 2018	Principal Outstanding at December 31, 2018	Principal Outstanding at December 31, 2017
Secured Mortgage Debt
Bishop's Square	3/3/2015	3/2/2022	€55,200	Euribor + 1.30% (1)	1.30%	$63,171	$66,124
Domain Apartments	1/29/2016	1/29/2020	$34,300	Libor + 1.60%	4.10%	34,300	34,300
Cottonwood Corporate Center	7/5/2016	8/1/2023	$78,000	Fixed	2.98%	74,110	75,811
Goodyear Crossing II	8/18/2016	8/18/2021	$29,000	Libor + 2.00%	4.35%	29,000	29,000
Rookwood Commons	1/6/2017	7/1/2020	$67,000	Fixed	3.13%	67,000	67,000
Rookwood Pavilion	1/6/2017	7/1/2020	$29,000	Fixed	2.87%	29,000	29,000
Montrose Student Residences	3/24/2017	3/23/2022	€22,605	Euribor + 1.85% (2)	1.85%	25,869	27,079
Queen's Court Student Residences	12/18/2017	12/18/2022	£29,500	Libor + 2.00%(3)	2.83%	37,565	39,798
Venue Museum District	9/21/2018	10/9/2020	$45,000	Libor + 1.95% (4)	4.34%	45,000	—
Fresh Park Venlo	10/3/2018	8/15/2023	€75,000	Euribor + 1.50% (5)	1.50%	85,809	—
Notes Payable						$490,824	$368,112
Affiliate Note Payable
Restated Credit Facility with Hines	10/2/2017	12/31/2019	$75,000	Variable	3.95%	55,000	11,200
Total Note Payable to Affiliate						$55,000	$11,200
Total Principal Outstanding						$545,824	$379,312
Unamortized discount (6)						(316)	(528)
Unamortized financing fees (7)						(3,069)	(1,932)
Total						$542,439	$376,852

(1)
On the loan origination date, the Company entered into a 2.00% Euribor interest rate cap agreement for €55.2 million (approximately $63.2 million assuming a rate of $1.14 per EUR as of December 31, 2018) as an economic hedge against the variability of future interest rates on this borrowing.

(2)
On the loan origination date, the Company entered into a 1.25% Euribor interest rate cap agreement for €17.0 million (approximately $19.4 million assuming a rate of $1.14 per EUR as of December 31, 2018) as an economic hedge against the variability of future interest rates on this borrowing.

(3)
On the loan origination date, the Company entered into a 2.00% Libor interest rate cap agreement for £22.1 million (approximately $28.2 million assuming a rate of $1.27 per GBP as of December 31, 2018) as an economic hedge against the variability of future interest rates on this borrowing.

(4)
On the loan origination date, the Company entered into a 3.50% Libor interest rate cap agreement for the full amount borrowed as an economic hedge against the variability of future interest rates on this borrowing.

(5)
On the loan origination date, the Company entered into a 2.00% Euribor interest rate cap agreement for €52.5 million (approximately $60.1 million assuming a rate of $1.14 per EUR as of December 31, 2018) as an economic hedge against the variability of future interest rates on this borrowing.

(6)
The Company assumed notes payable in connection with its acquisition of Rookwood, which were recorded at the estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related notes.

(7)
Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $3.1 million and $1.9 million for the years ended December 31, 2018 and 2017. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the years ended December 31, 2018, 2017 and 2016, $0.6 million, $0.3 million and $0.2 million of deferred financing costs were amortized into interest expense in the accompanying consolidated statement of operations, respectively.

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

Montrose Student Residences

In connection with the acquisition of the Montrose Student Residences, the Company entered into a secured facility agreement (the “Montrose Facility”) with Wells Fargo Bank, National Association London Branch, for €22.6 million (approximately $24.4 million assuming a rate of $1.08 per EUR as of the date of the agreement). Commencing on May 1, 2017, interest payments are due and payable each quarter and repayment of principal is due upon the maturity of the Montrose Facility on March 23, 2022. The Montrose Facility has a floating interest rate of Euribor plus 1.85% through September 2019. Commencing in October 2019, the Montrose Facility will have a floating interest rate of Euribor plus 1.85% or 2%, depending upon certain debt yield metrics. The Montrose Facility may be prepaid in full, or in part, subject to a prepayment fee if it is prepaid during the first two years. In addition, pursuant to the terms of the Montrose Facility, the Company entered into a €17.0 million (approximately $19.4 million assuming a rate of $1.14 per EUR as of December 31, 2018) five-year interest rate cap agreement, which effectively caps the Euribor interest rate on the Montrose Facility to 1.25%, to limit exposure to interest rate fluctuations.

Queen’s Court Student Residences

In connection with the acquisition of the Queen’s Court Student Residences, the Company entered into a secured facility agreement (the “Queen’s Court Facility”) with Wells Fargo Bank, National Association London Branch, for £29.5 million (approximately $39.4 million assuming a rate of $1.34 per GBP as of the date of the agreement). Commencing on May 1, 2018, interest payments are due and payable each quarter and repayment of principal is due upon the maturity of the Queen’s Court Facility on December 18, 2022. The Queen’s Court Facility has a floating interest rate of Libor plus 2.00%. The Queen’s Court Facility may be prepaid in full, or in part, subject to a prepayment fee if it is prepaid during the first two years. In addition, pursuant to the terms of the Queen’s Court Facility, the Company entered into a £22.1 million (approximately $28.2 million assuming a rate of $1.27 per GBP as of December 31, 2018) three-year interest rate cap agreement, which effectively caps the Libor interest rate on the Queen’s Court Facility to 2.00%, to limit exposure to interest rate fluctuations.

Venue Museum District

In connection with the acquisition of Venue Museum District, the Company entered into a secured facility agreement (the “Venue Facility”) with Natixis S.A., New York Branch (“Natixis”), for $45.0 million. Commencing on November 9, 2018, interest payments are due and payable each month and repayment of principal is due upon the maturity of the Venue Facility on October 9, 2020. The Venue Facility has a floating interest rate of Libor plus 1.95%. The Venue Facility may be prepaid in full, or in part, on any date subject to certain conditions, including but not limited to providing 15 days’ advance written notice to Natixis. In addition, pursuant to the terms of the Venue Facility, the Company entered into a two-year interest rate cap agreement for the full amount borrowed, which effectively caps the Libor interest rate on the Venue Facility to 3.50%, to limit exposure to interest rate fluctuations.

Fresh Park Venlo

In connection with the acquisition of a leasehold interest in Fresh Park Venlo, the Company entered into a secured facility agreement (the "Fresh Park Venlo Facility") with Deutsche Pfandbriefbank AG (“PBB”), for €75.0 million (approximately $87.0 million assuming a rate of $1.16 per EUR on the date of the transaction). Interest accrued on the Fresh Park Venlo Facility is due and payable quarterly on the fifteenth day of February, May, August, and November in each year, with the first interest payment date being November 15, 2018. The Fresh Park Venlo Facility has a floating interest rate of Euribor + 1.50% per annum. The Fresh Park Venlo Facility may be prepaid at any time, beginning ten business days after the date of the Fresh Park Venlo Facility, subject to certain prepayment fees and conditions, including but not limited to providing not less than 5 days’ advance written notice to PBB. In accordance with the terms of the Fresh Park Venlo Facility, the Company entered into a €52.5 million (approximately $60.1 million assuming a rate of $1.14 per EUR as of December 31, 2018) interest rate cap at 2.00% to limit exposure to interest rate fluctuations, which expires on August 15, 2023.

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

Restated Hines Credit Facility

On October 2, 2017, the Operating Partnership entered into an uncommitted loan agreement (the “Restated Hines Credit Facility”) with Hines for a maximum principal amount of $240.0 million. On November 30, 2017, the Operating Partnership amended the Restated Hines Credit Facility to reduce the maximum principal amount to $75.0 million and further amended it in December 2018 to extend the maturity date as described below. Interest on each advance under the Restated Hines Credit Facility is charged monthly at a variable rate, which is (i) Hines’ then-current borrowing rate under its revolving credit facility or (ii) if the Operating Partnership enters into a revolving credit facility (“the OP Facility”), the rate under such facility. Each advance under the Restated Hines Credit Facility must be repaid within six months, subject to one six-month extension at the option of the Operating Partnership and subject to the satisfaction of certain conditions. Effective as of December 13, 2018, the Restated Hines Credit Facility will terminate on the earlier of (a) the termination of the availability period as determined by Hines at its discretion (which will not impact the maturity date of any outstanding or previously approved advance under the loan agreement); (b) December 31, 2019; and (c) the date Hines accelerates the repayment of the loan agreement pursuant to any event of default.

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

For the year ended December 31, 2018, the Company made draws of $90.5 million and made payments of $46.7 million under the Restated Hines Credit Facility. The Company had $55.0 million outstanding on December 31, 2018. From January 1, 2019 through March 29, 2019, the Company made $14.0 million in additional draws and made $37.5 million in additional payments under the Restated Hines Credit Facility, which resulted in the Company having a $31.5 million outstanding balance under the Restated Hines Credit Facility as of March 29, 2019.

Financial Covenants

The Company’s mortgage and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants as of December 31, 2018.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for each of the years ending December 31, 2019 through December 31, 2023 and for the period thereafter (in thousands).

	Payments Due by Year
	2019	2020	2021	2022	2023	Thereafter
Principal payments	$56,751	$177,104	$30,859	$128,520	$152,590	$—

As of March 29, 2019, the Company is required to make $65.8 million in principal payments on its outstanding notes payable that mature through March 2020, $31.5 million of which relates to the Company’s credit facility with Hines. The Company expects to be able to repay with cash on hand or proceeds raised from its current offering, or to be able to refinance the debt terms on the principal outstanding.

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

The Company has also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates related to its international investments. These forward contracts fixed the currency exchange rates on each of the investments to which they related. The Company did not designate any of these contracts as fair value or cash flow hedges for accounting purposes.  In September 2018, the Company entered into a €43.0 million foreign currency forward contract with an effective date of September 28, 2018 and a trade date of October 1, 2018, in connection with the purchase of Fresh Park Venlo. Additionally, in November 2018, the Company entered into a €15.0 million foreign currency forward contract with an effective date of November 28, 2018 and a trade date of December 20, 2018, in connection with the purchase of Maintal Logistics.

The table below provides additional information regarding the Company’s interest rate cap contracts (in thousands, except percentages).

Interest Rate Cap Contracts
Property	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Bishop’s Square	March 3, 2015	April 25, 2020 (2)	$63,171	Euribor	2.00%
Montrose Student Residences	March 24, 2017	March 23, 2022	$19,402	Euribor	1.25%
Queen’s Court Student Residences	December 20, 2017	December 20, 2020	$28,174	Libor	2.00%
Venue Museum District	September 21, 2018	October 9, 2020	$45,000	Libor	3.50%
Fresh Park Venlo	October 8, 2018	August 15, 2023	$60,067	Euribor	2.00%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on December 31, 2018.

(2)
On February 20, 2018, the Company extended the expiration date on its interest rate cap contract relating to the Bishop’s Square secured facility agreement with DekaBank Deutsche Girozentrale from April 25, 2018 to April 25, 2020.

The table below provides additional information regarding the Company’s foreign currency forward contracts that are outstanding as of December 31, 2018 (in thousands).

Foreign Currency Forward Contracts
Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
December 20, 2018	February 25, 2019	€15,000	EUR/USD	$1.14

The table below presents the effects of the changes in fair value of the Company’s derivative instrument in the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2018 and 2017 (in thousands):

	Gain (Loss) Recorded on Derivative Instruments
	Year Ended
	12/31/2018	12/31/2017
Derivatives not designated as hedging instruments:
Interest rate caps	$(236)	$(134)
Foreign currency forward contracts	(36)	(238)
Total gain (loss) on derivatives	$(272)	$(372)

7.  STOCKHOLDERS’ EQUITY

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

The Company complies with the FASB ASC 480 “Distinguishing Liabilities from Equity” which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  When shares are tendered for redemption and approved by the board of directors, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values and redeem those shares in the subsequent month pursuant to the Company’s current share redemption program.

Common Stock

As of December 31, 2018 and 2017, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	December 31, 2018			December 31, 2017
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Class AX common stock, $0.001 par value per share	40,000	19,123	19,123	40,000	19,206	19,206
Class TX common stock, $0.001 par value per share	40,000	19,969	19,969	40,000	19,958	19,958
Class IX common stock, $0.001 par value per share	10,000	96	96	10,000	92	92
Class JX common stock, $0.001 par value per share	10,000	—	—	10,000	—	—
Class T common stock, $0.001 par value per share	350,000	2,858	2,858	350,000	—	—
Class S common stock, $0.001 par value per share	350,000	—	—	350,000	—	—
Class D common stock, $0.001 par value per share	350,000	1,479	1,479	350,000	—	—
Class I common stock, $0.001 par value per share	350,000	59	59	350,000	—	—

The tables below provide information regarding the issuances and redemptions of each class of shares of the Company’s common stock during the year ended December 31, 2018, 2017 and 2016 (in thousands). There were no Class JX and S shares issued, redeemed or outstanding during the year ended December 31, 2018.

	Class AX		Class TX		Class IX		Class T		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2018	19,206	$19	19,958	$20	92	$—	—	$—	—	$—	—	$—	39,256	$39
Issuance of common shares	566	1	635	2	4	—	2,858	3	1,479	1	59	—	5,601	7
Redemption of common shares	(649)	(1)	(624)	(1)	—	—	—	—	—	—	—	—	(1,273)	(2)
Balance as of December 31, 2018	19,123	$19	19,969	$21	96	$—	2,858	$3	1,479	$1	59	$—	43,584	$44

	Class AX		Class TX		Class IX		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	16,469	$16	10,074	$10	—	$—	26,543	$26
Issuance of common shares	3,874	4	10,841	11	92	—	14,807	15
Redemption of common shares (1)	(1,137)	(1)	(957)	(1)	—	—	(2,094)	(2)
Balance as of December 31, 2017	19,206	$19	19,958	$20	92	$—	39,256	$39

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

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2018 through December 31, 2018 at a gross distribution rate of $0.05083 per month, and from January 2019 through March 31, 2019 at a gross distribution rate of $0.05208 per month, for each share class, less any applicable distribution and stockholder servicing fees. Distributions will be made on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the Company’s distribution reinvestment plan were reinvested in shares of the same class as the shares on which the distributions were made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The following table outlines the Company’s total distributions declared to stockholders for the years ended December 31, 2018, 2017 and 2016, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared
December 31, 2018	$10,480	$12,146	$22,626
December 31, 2017	$9,226	$10,547	$19,773
December 31, 2016	$4,926	$5,186	$10,112

The table below outlines the net distributions declared for each class of shares for the years ended December 31, 2018, 2017 and 2016. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors less any applicable ongoing distribution and stockholder servicing fees, which is more fully described in Note 8 — Related Party Transactions.

	2018	2017	2016
Distributions declared per Class AX share, net	$0.61	$0.60	$0.58
Distributions declared per Class TX share, net	$0.51	$0.50	$0.49
Distributions declared per Class IX share, net	$0.59	$0.39	$—
Distributions declared per Class T share, net	$0.51	$—	$—
Distributions declared per Class S share, net	$0.51	$—	$—
Distributions declared per Class D share, net	$0.59	$—	$—
Distributions declared per Class I share, net	$0.61	$—	$—

8.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to Hines and its affiliates for the years ended December 31, 2018, 2017 and 2016 and amounts unpaid as of December 31, 2018 and 2017 (in thousands):

	Incurred During the Years Ended December 31,			Unpaid as of
Type and Recipient	2018	2017	2016	12/31/2018	12/31/2017
Selling Commissions- Dealer Manager	$837	$4,021	$5,339	$4	$—
Dealer Manager Fee- Dealer Manager	146	1,744	3,017	3	—
Distribution & Stockholder Servicing Fees- Dealer Manager	2,411	4,947	4,858	8,332	8,249
Organization and Offering Costs- the Advisor	3,273	4,753	3,107	9,001	5,728
Acquisition Fees- the Advisor	—	6,741	5,704	—	2
Asset Management Fees- the Advisor (1)	5,004	4,940	948	1,317	1,561
Other- the Advisor (2)	2,316	1,827	1,183	691	464
Performance Participation Allocation- the Advisor	5,954	251	—	5,954	251
Interest Expense- Hines (3)	926	676	64	151	10
Property Management Fees- Hines	1,093	858	265	78	37
Construction Management Fees- Hines	472	236	—	28	19
Leasing Fees- Hines	388	263	—	228	17
Expense Reimbursements- Hines (with respect to management and operations of the Company's properties)	2,168	1,599	675	235	304
Total	$24,988	$32,856	$25,160	$26,022	$16,642

(1)	The Advisor waived $1.3 million in asset management fees payable to it during the year ended December 31, 2016. See “—Advisory Agreement” below for a discussion of the asset management fee waiver.

(2)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

(3)	Includes amounts paid related to the Hines Credit Facility and the Hines Restated Credit Facility.

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

(1)
The Company records distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable. For the years ended December 31, 2018 and 2017, the Company has recorded a liability of $8.3 million and $8.2 million, respectively, related to these fees, which is included in due to affiliates on the consolidated balance sheets.
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

Advisory Agreement

Pursuant to the Advisory Agreement and the Operating Partnership Agreement (as amended and restated on March 6, 2018), the Company is required to pay the following fees and expense reimbursements:

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

In addition, the Advisor agreed to waive the asset management fees for each quarter through December 31, 2016, to the extent that the Company’s MFFO, for a particular quarter, as disclosed in the Company’s Annual Report on Form 10-K or Quarterly Report on Form 10-Q, as applicable, amounted to less than 100% of the aggregate distributions declared to the Company’s stockholders for such quarter. Pursuant to this waiver agreement, the Advisor waived $1.3 million in asset management fees payable to it during the year ended December 31, 2016.  As a result of these fee waivers, cash flows from operations that would have been paid to the Advisor for asset management fees were available to pay distributions to stockholders. These fee waivers were not deferrals and accordingly, any fees that were waived will not be paid to the Advisor in cash at any time in the future.

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

Acquisition Expense Reimbursements

The Company reimburses the Advisor and its affiliates for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination, financing and development of properties and real estate-related securities, whether or not such investments are acquired.

Expense Reimbursements

The Company reimburses the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee and the performance participation allocation) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of its average invested assets, or (B) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended September 30, 2015, the Company’s total operating expenses exceeded the 2%/25% Limitation. Based upon a review of unusual and non-recurring factors, including but not limited to the Company being in the early stages of raising and deploying capital, the limited number of assets acquired to date and the timing of those acquisitions, a majority of the Company’s independent directors determined that the excess expenses were justified and thus reimbursable to the Advisor. For the four fiscal quarters ended December 31, 2018, the Company’s total operating expenses did not exceed the 2%/25% Limitation.

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

From inception to December 31, 2018, organization and offering costs incurred by the Advisor on the Company’s behalf totaled $19.1 million. The Company has recorded a liability equal to all unreimbursed organization and offering costs that have been incurred to date to reflect its expectation that all of these amounts will be reimbursed to the Advisor in the future.

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

Fees for Other Services

The Company retains certain of the Advisor’s affiliates, from time to time, for services relating to the Company’s investments or operations, which may include corporate services, statutory services, transaction support services (including but not limited to coordinating with brokers, lawyers, accountants and other advisors, assembling relevant information, conducting financial and market analyses, and coordinating closing procedures) and loan management and servicing, and within one or more such categories, providing services in respect of asset and/or investment administration, accounting, technology, tax preparation, finance (including but not limited to budget preparation and preparation and maintenance of corporate models), treasury, operational coordination, risk management, insurance placement, human resources, legal and compliance, valuation and reporting-related services, as well as services related to mortgage servicing, group purchasing, healthcare, consulting/brokerage, capital markets/credit origination, property, title and/or other types of insurance, management consulting and other similar operational matters. Any fees paid to the Advisor’s affiliates for any such services will not reduce the asset management fee otherwise payable to the Advisor. Any such arrangements will be at market rates.

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

Financial Instruments Measured on a Recurring Basis

As described in Note 6 — Derivative Instruments, the Company entered into several interest rate contracts as economic hedges against the variability of future interest rates on its variable interest rate borrowings. The valuation of these derivative instruments is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate contracts have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2018 and 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

Additionally, as described in Note 6 — Derivative Instruments, the Company has entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. The valuation of these forward contracts is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including currency exchange rate curves and implied volatilities. The Company has determined its foreign currency forward contracts valuations are classified in Level 2 of the fair value hierarchy, as they are based on observable inputs but are not traded in active markets.

During the year ended December 31, 2018, the Company invested $10.0 million in real estate-related securities. These securities consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. The following table summarizes activity for the Company’s assets measured at fair value on a recurring basis.

	Basis of Fair Value Measurements
During the year ended	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gain (loss) on real estate-related securities
December 31, 2018	Investments in real estate-related securities	$9,599	$9,599	$—	$—	$(401)

Financial Instruments Fair Value Disclosures

As of December 31, 2018, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $545.8 million, was $540.3 million. As of December 31, 2017, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $379.3 million, was $376.5 million. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

10. REPORTABLE SEGMENTS

As described previously, the Company intends to invest the net proceeds from its public offerings in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. The Company’s current business consists of owning, operating, acquiring, developing, investing in, and disposing of real estate assets. All of the Company’s consolidated revenues and property operating expenses as of December 31, 2018 are from the Company’s consolidated real estate properties owned as of that date, other than 2819 Loker Avenue East, which was sold on March 30, 2018. As a result, the Company’s operating segments have been classified into seven reportable segments: domestic office investments, domestic residential/living investments, domestic retail investments, domestic industrial investments, international industrial investments, international office investments and international residential/living investments.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Years Ended December 31,
	2018	2017	2016
Total Revenue
Domestic office investments	$16,398	$15,437	$7,420
Domestic residential/living investments	6,637	4,671	4,318
Domestic retail investments	20,235	19,507	—
Domestic industrial investments	5,698	7,619	4,335
International industrial investments	3,630	—	—
International office investments	7,731	8,711	8,276
International residential/living investments	8,740	3,779	—
Total Revenue	$69,069	$59,724	$24,349

For the years ended December 31, 2018, 2017 and 2016, the Company’s total revenue was attributable to the following countries:

	Years Ended December 31,
	2018	2017	2016
Total Revenue
United States	71%	79%	66%
Ireland	17%	19%	34%
United Kingdom	7%	2%	—%
The Netherlands	5%	—%	—%

For the years ended December 31, 2018, 2017 and 2016, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Property revenues in excess of expenses (1)
Domestic office investments	$11,076	$10,497	$4,910
Domestic residential/living investments	4,008	2,977	2,830
Domestic retail investments	12,400	10,889	—
Domestic industrial investments	4,363	5,862	3,248
International industrial investments	1,645	—	—
International office investments	5,919	6,922	6,682
International residential/living investments	5,438	2,466	—
Property revenues in excess of expenses	$44,849	$39,613	$17,670

(1)	Revenues less property operating expenses, real property taxes and property management fees.

For the years ended December 31, 2018 and 2017, the Company’s total assets by segment were as follows (in thousands):

	December 31, 2018	December 31, 2017
Total Assets
Domestic office investments	$130,021	$130,901
Domestic residential/living investments	126,175	53,344
Domestic retail investments	199,819	202,093
Domestic industrial investments	51,103	76,745
International industrial investments	190,001	—
International office investments	122,471	116,494
International residential/living investments	111,803	121,919
Corporate-level accounts	17,436	7,521
Total Assets	$948,829	$709,017

For the years ended December 31, 2018 and 2017, the Company’s total assets were attributable to the following countries:

	December 31, 2018	December 31, 2017
Total Assets
United States	55%	67%
Ireland	18%	23%
The Netherlands	15%	—%
United Kingdom	7%	10%
Germany	5%	—%

For the years ended December 31, 2018, 2017 and 2016, the Company’s reconciliation to the Company’s property revenue in excess of expenses is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Reconciliation to property revenue in excess of expenses
Net income (loss)	$(879)	$(17,186)	$(11,341)
Depreciation and amortization	32,478	29,687	15,372
Acquisition related expenses	144	3,212	1,855
Asset management and acquisition fees	5,004	11,681	6,645
Performance participation allocation	5,954	251	—
General and administrative expenses	3,131	2,803	2,044
(Gain) loss on derivative instruments	272	372	6
(Gain) loss on real estate-related securities	401	—	—
Gain on sale of real estate	(14,491)	—	—
Foreign currency (gains) losses	438	(494)	4
Interest expense	12,649	9,453	3,154
Interest income	(261)	(83)	(69)
(Benefit) provision for income taxes	9	(83)	—
Total property revenues in excess of expenses	$44,849	$39,613	$17,670

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands):

	2018	2017	2016
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$11,074	$8,577	$2,679
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$2,024	$1,868	$1,195
Distributions reinvested	$12,072	$10,162	$4,808
Shares tendered for redemption	$1,174	$20	$145
Other receivables	$—	$—	$1,630
Non-cash net liabilities assumed	$4,011	$5,946	$7,201
Assumption of mortgage upon acquisition of property	$—	$95,260	$—
Offering costs payable to the Advisor	$3,273	$943	$735
Selling commissions, dealer manager fees and distribution and stockholder servicing fees payable to the Dealer Manager	$88	$3,614	$4,691
Equipment acquired under capital lease	$—	$—	$142
Accrued capital additions	$1,678	$2,015	$—
Accrued acquisition costs	$3,185	$—	$—
Maintal Logistics acquisition liability (1)	$43,793	$—	$—

(1)
The acquisition of Maintal Logistics occurred in December 2019, and the funding for the purchase was not required at the time of the acquisition. The acquisition was funded in February 2019. See Note 3 — Investment Property for more details on the acquisition.

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

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2018 and 2017 (in thousands, except per share information):

	Quarters Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$16,731	$15,974	$15,878	$20,486
Net income (loss)	$11,376	$(1,408)	$(2,782)	$(8,065)
Net income (loss) attributable to common stockholders	$11,373	$(1,411)	$(2,785)	$(8,069)
Income (loss) per common share, basic and diluted	$0.29	$(0.04)	$(0.07)	$(0.19)

	Quarters Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenues	$13,786	$14,744	$15,105	$16,089
Net income (loss)	$(9,246)	$(2,108)	$(1,543)	$(4,289)
Net income (loss) attributable to common stockholders	$(9,249)	$(2,111)	$(1,546)	$(4,292)
Income (loss) per common share, basic and diluted	$(0.32)	$(0.06)	$(0.04)	$(0.11)

14. SUBSEQUENT EVENTS

Maintal Logistics

As discussed in Note 3—Investment Property, the Company acquired Maintal Logistics on December 31, 2018. Funding for the acquisition was not required until February 2019. Upon funding, the Company entered into a third-party mortgage loan for the principal sum of approximately €23.5 million (approximately $26.6 million assuming a rate of $1.134 per EUR as of the transaction date).

*****

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2018 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2018, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 29, 2019

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of the date of this report, our directors, their ages, their year first elected, their business experience and principal occupation, their directorships in public corporations and investment companies are as follows:

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Jeffrey C. Hines	63	2013
Mr. Hines joined Hines in 1982. Mr. Hines has served as Chairman of our board of directors and Chairman of the managers of the general partner of our Advisor since July 2013. Mr. Hines also has served as the Chairman of the board of directors of Hines Global REIT and Chairman of the managers of the general partner of Hines Global REIT Advisors LP, the advisor to Hines Global REIT since December 2008. Additionally, Mr. Hines served as the Chairman of the board of directors of Hines Real Estate Investment Trust, Inc. (“Hines REIT”) and the Chairman of the managers of the general partner of Hines Advisors Limited Partnership, the advisor to Hines REIT, from August 2003 through the liquidation and dissolution of Hines REIT in August 2018.  He also served as a member of the management board of Hines US Core Office Fund LP (“Core Fund”), from August 2003 through the liquidation and dissolution of the Core Fund in December 2018. He is also the co-owner and President and Chief Executive Officer of the general partner of Hines and is a member of Hines’ Executive Committee. Mr. Hines is responsible for overseeing all firm policies and procedures as well as day-to-day operations of Hines. He became President of the general partner of Hines in 1990 and Chief Executive Officer of the general partner of Hines in January 2008 and has overseen a major expansion of the firm’s personnel, financial resources, domestic and foreign market penetration, products and services. He has been a major participant in the development of the Hines domestic and international acquisition program and currently oversees a portfolio of $120.6 billion in assets under management. Mr. Hines graduated from Williams College with a B.A. in Economics and received his M.B.A. from the Harvard Business School.

We believe that Mr. Hines’ career, spanning more than 35 years in the commercial real estate industry, and the depth of his knowledge of Hines and its affiliates qualify him to serve as Chairman of our board of directors.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Charles M. Baughn	64	2013
Mr. Baughn joined Hines in 1984. Mr. Baughn has served as a member of our board of directors and as a manager of the general partner of our Advisor since July 2013. Mr. Baughn also has served as a member of the board of directors of Hines Global REIT and as a member of the general partner of its advisor since December 2008. He has served as the Senior Managing Director of the general partner of Hines since 2012. Previously, Mr. Baughn was a member of the board of directors of Hines REIT from April 2008 and was a manager of the general partner of its advisor from August 2003 until the liquidiation and dissolution of Hines REIT in August 2018. Mr. Baughn also served as Chief Executive Officer of Hines REIT and its advisor from August 2003 through April 1, 2008. Additionally, Mr. Baughn served as the Chief Financial Officer of the general partner of Hines from 2012 to 2018. As Chief Financial Officer, Mr. Baughn was responsible for overseeing Hines’ business operations, such as balance sheet-related activities and bank and other debt financing. Previously, he also has served as an Executive Vice President and CEO-Capital Markets Group of the general partner of Hines from April 2001 through 2012 and, as such, was responsible for overseeing Hines’ capital markets group, which raises, places and manages equity and debt for Hines projects in the U.S. and internationally, Mr. Baughn is also a member of Hines’ Executive Committee and a director of our Dealer Manager. Until May 2015, Mr. Baughn also served as the Chief Executive Officer of our Dealer Manager. Mr. Baughn also served as a member of the management board of the Core Fund from 2003 until the liquidation and dissolution of the Core Fund in December 2018. During his tenure at Hines, he also has contributed to the development or redevelopment of over 9 million square feet of office and special use facilities in the southwestern United States. He graduated from the New York State College of Ceramics at Alfred University with a B.A. and received his M.B.A. from the University of Colorado. Mr. Baughn holds Series 7, 24 and 63 securities licenses.

We believe that Mr. Baughn’s experience in the commercial real estate industry acquired during his more than 34-year career with Hines, including his familiarity with Hines’ financial and investment policies, qualifies him to serve on our board of directors.

Humberto “Burt” Cabañas	71	2014
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

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Dougal A. Cameron	61	2014
Mr. Cameron has served as one of our independent directors since July 2014. Mr. Cameron is President and Owner of Cameron Management, a position he has held since his founding of the firm in 1995. Cameron Management is a firm that owns, finances, leases, and manages all of its office buildings in an integrated fashion. From 1991-1994, Mr. Cameron was an owner and investment manager of VNSM Inc., an investment management firm with over $1 billion in assets under management. Prior to this time, he was an accountant with Arthur Young & Company (now Ernst & Young), and he worked as an asset and project manager for Hines from 1985 to 1991. Additionally, he was on the board of Mosher Inc., a private, closed-end mutual fund from 1992 to 1997. Mr. Cameron holds a bachelor’s degree in Accounting from Texas Tech University and an M.B.A. from Harvard Business School. He previously taught economics at Harvard University and currently teaches at the Acton School of Business in Austin.

We believe that Mr. Cameron is well-qualified to serve as one of our directors due to his background in running a real estate firm since 1995 and his extensive experience in owning, leasing and managing office buildings as the company intends to make investments in office buildings along with other real estate product types.

John O. Niemann, Jr.	62	2014
Mr. Niemann has served as one of our independent directors since July 2014. In addition, he has served as an independent director of HMS, which is a non-listed public business development company that is co-sponsored by Hines, since May 2012 and currently serves as the Chairman of the Audit Committee. He previously served as a director and Chairman of the Audit Committee of Gateway Energy Corporation from June 2010 until December 2013 (when the company went private). Since June 2013, he has served as a Managing Director of Andersen Tax LLC (formerly known as WTAS LLC). He is also the president and chief operating officer of Arthur Andersen LLP, and has been since 2003. He previously served on the administrative board of Arthur Andersen LLP and on the board of partners of Andersen Worldwide. He began his career at Arthur Andersen LLP in 1978 and has served in increasing responsibilities in senior management positions, since 1992. Mr. Niemann has served on the board of directors of many Houston area non-profit organizations, including Strake Jesuit College Preparatory School (past chair of the board), The Regis School of the Sacred Heart (past chair of the board), The Houston Symphony, The University of St. Thomas, The Alley Theatre and Taping for the Blind, Inc. He graduated with a Bachelor of Arts in managerial studies (magna cum laude) and a Masters in Accounting from Rice University, received a Juris Doctor (summa cum laude) from the South Texas College of Law, and a Masters of Law in taxation (summa cum laude) from the University of San Francisco School of Law.

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

As of the date of this report, our executive officers, their ages and their experiences are as follows:

Name and Title	Age	Experience
Sherri W. Schugart, President and Chief Executive Officer	53
Ms. Schugart joined Hines in 1995. Ms. Schugart has served as President and Chief Executive Officer for us and for the general partner of our Advisor since August 2013. Ms. Schugart also has served as President and Chief Executive Officer for Hines Global REIT and for the general partner of its Advisor since March 2013. In February 2016, Ms. Schugart was appointed a member of Hines’ Executive Committee. In these roles, Ms. Schugart is responsible for the overall management of each funds’ business strategy and operations in the U.S. and internationally. Since March 2013, Ms. Schugart has served as the President and Chief Executive Officer of HMS and HMS Adviser GP LLC, the general partner of the adviser to HMS. Additionally, in February 2014, Ms. Schugart was appointed as the Chairperson of the board of directors of HMS. HMS is a public specialty finance company sponsored by Hines, which was formed in 2011 and intends to make debt and equity investments in companies with revenues generally between $10 million and $3 billion that operate in diverse industries. Ms. Schugart also served as President and Chief Executive Officer for Hines REIT, the general partner of its Advisor and the Core Fund from March 2013 through the liquidation and dissolution of Hines REIT in August 2018 and the Core Fund in December 2018. Prior to March 2013, Ms. Schugart had served as the Chief Operating Officer for Hines Global REIT and the general partner of its advisor and as the Chief Operating Officer of Hines REIT, the general partner of its advisor and the Core Fund since November 2011. In these roles, Ms. Schugart was responsible for the execution of each entity’s business plan and oversight of day-to-day business operations, including issues related to portfolio strategy, asset management and all other operational and financial matters of each entity. Ms. Schugart also served as Chief Financial Officer for Hines Global REIT and the general partner of its advisor from inception in December 2008 through October 2011. Ms. Schugart also served as the Chief Financial Officer for Hines REIT and the general partner of its advisor from August 2003 through October 2011 and as the Chief Financial Officer of the Core Fund from July 2004 through October 2011. In these roles, her responsibilities included oversight of financial and portfolio management, equity and debt financing activities, investor relations, accounting, financial reporting, compliance and administrative functions in the U.S. and internationally. She has also been a Senior Managing Director of the general partner of Hines since October 2007 and has served as a director of the Dealer Manager since August 2003. Prior to holding these positions, she was a Vice President in Hines Capital Markets Group raising equity and debt financing for various Hines investment vehicles in the U.S. and internationally. Ms. Schugart has been responsible for arranging and managing more than $10 billion in equity and debt for Hines’ public and private investment funds. Prior to joining Hines, Ms. Schugart spent eight years with Arthur Andersen LLP, where she served both public and private clients in the real estate, construction, finance and banking industries. She holds a Bachelor of Business Administration degree in Accounting from Southwest Texas State University.

Name and Title	Age	Experience
Ryan T. Sims, Chief Financial Officer and Secretary	47
Mr. Sims joined Hines in August 2003. Mr. Sims has served as Chief Financial Officer and Secretary for us and the general partner of our Advisor since August 2013. Since November 2011, Mr. Sims has served as Chief Financial Officer and Secretary for Hines Global REIT and the general partner of its Advisor. Also since 2011, Mr. Sims has served as the Chief Financial Officer and Secretary of HMS and of the general partner of the adviser to HMS. In these positions, Mr. Sims is responsible for the oversight of financial operations, equity and debt financing activities, investor relations, accounting, financial reporting, tax, legal, compliance and administrative functions in the U.S. and internationally. Prior to this time, Mr. Sims served as the Chief Accounting Officer for Hines Global REIT and the general partner of its Advisor since their inception in December 2008. Mr. Sims also served as Chief Financial Officer and Secretary of Hines REIT, the general partner of its Advisor and the Core Fund from November 2011 through the liquidation and dissolution of Hines REIT in August 2018 and the Core Fund in December 2018. Additionally, from April 2008 until November 2011, Mr. Sims served as the Chief Accounting Officer for Hines REIT, the general partner of its Advisor and the Core Fund. In these roles, he was responsible for the oversight of the accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. He was also responsible for establishing the companies’ accounting policies and ensuring compliance with those policies in the U.S. and internationally. He has also previously served as a Senior Controller for Hines REIT and the general partner of its Advisor from August 2003 to April 2008 and the Core Fund from July 2004 to April 2008. Prior to joining Hines, Mr. Sims was a manager in the audit practice of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a Bachelor of Business Administration degree in Accounting from Baylor University and is a Certified Public Accountant.

David L. Steinbach, Chief Investment Officer	42
Mr. Steinbach joined Hines in 1999. Mr. Steinbach has served as the Chief Investment Officer for us and the general partner for our Advisor since July 2014. Mr. Steinbach also serves as the Chief Investment Officer for Hines Global REIT and the general partner of its advisor since July 2014. Also, since February 2017, Mr. Steinbach has served as the Chief Investment Officer for the general partner of Hines. In these roles, he is responsible for management of the real estate acquisition program in the U.S. and internationally. He also has served as a Managing Director of the general partner of Hines from February 2011 to February 2017. He has been responsible for the acquisition of over $4 billion in assets for various Hines affiliates in the U.S. and internationally. Prior to this role, he served in various roles in which he was responsible for acquisitions, asset management and property dispositions on behalf of Hines REIT, Hines Global REIT and the Core Fund, both in the U.S. and internationally. He graduated from Texas A&M University with a Bachelors and Masters in Business Administration.

Name and Title	Age	Experience
Kevin L. McMeans, Asset Management Officer	54
Mr. McMeans joined Hines in 1992. Mr. McMeans has served as the Asset Management Officer for us and the general partner of our Advisor since August 2013. Mr. McMeans also has served as Asset Management Officer for Hines Global REIT and the general partner of its advisor since December 2008. Since February 2015, he has served as the Senior Managing Director of Investment Management of the general partner of Hines. Prior to February 2015, he also has served as a Managing Director of Investment Management of the general partner of Hines. In these roles, he is responsible for overseeing the management of the various investment properties owned by each of the funds in the U.S. and internationally. Mr. McMeans also served as the Asset Management Officer of Hines REIT and the general partner of its advisor from April 2008 through the liquidation and dissolution of Hines REIT in August 2018. He also served as the Asset Management Officer of the Core Fund from January 2005 through the liquidation and dissolution of the Core Fund in December 2018. He previously served as the Chief Financial Officer of Hines Corporate Properties, an investment venture established by Hines with a major U.S. pension fund, from 2001 through June 2004. In this role, Mr. McMeans was responsible for negotiating and closing debt financings, underwriting and evaluating new investments, negotiating and closing sale transactions and overseeing the administrative and financial reporting requirements of the venture and its investors. Before joining Hines, Mr. McMeans spent four and a half years at Deloitte & Touche LLP in the audit department. He graduated from Texas A&M University with a B.S. in Computer Science.

J. Shea Morgenroth, Chief Accounting Officer and Treasurer	43
Mr. Morgenroth joined Hines in October 2003. Mr. Morgenroth has served as Chief Accounting Officer and Treasurer for us and the general partner of our Advisor since July 2013. Since November 2011, Mr. Morgenroth has served as Chief Accounting Officer and Treasurer for Hines Global REIT and the general partner of its advisor. In these roles, Mr. Morgenroth is responsible for the oversight of the treasury, accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. Mr. Morgenroth also served as Chief Accounting Officer and Treasurer of Hines REIT and the general partner of its advisor from November 2011 through the liquidation and dissolution of Hines REIT in August 2018. Prior to his appointment, Mr. Morgenroth served as a Senior Controller for Hines Global REIT and the general partner of its advisor since their inception in December 2008 and for Hines REIT and the general partner of its advisor since January 2008 and as a Controller for Hines REIT and its advisor from October 2003 to January 2008. In these roles, he was responsible for the management of the accounting, financial reporting and SEC reporting functions. Prior to joining Hines, Mr. Morgenroth was a manager in the audit practice of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a Bachelor of Business Administration degree in Accounting from Texas A&M University and is a Certified Public Accountant.

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

Based solely on our review of the copies of the forms received by us or written representations from certain reporting persons, we believe that in 2018 our directors and executive officers complied with all filing requirements under Section 16(a) of the Exchange Act.

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

The following table sets forth information regarding compensation of our directors during 2018.

2018 Director Compensation

Name	Fees Earned or Paid in Cash	Aggregate Stock Awards(1)(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Humberto “Burt” Cabañas	$88,500	$5,000	$—	$—	$—	$—	$93,500
Dougal A. Cameron	$86,000	$5,000	$—	$—	$—	$—	$91,000
John O. Niemann, Jr.	$86,000	$5,000	$—	$—	$—	$—	$91,000
Jeffery C. Hines and Charles M. Baughn (3)	$—	$—	$—	$—	$—	$—	$—

(1)
Each of Messrs. Cabañas, Cameron and Niemann received 504.541 restricted Shares of Common Stock upon his re-election to our board of directors following our 2018 annual meeting. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.

(2)
The value of the common stock awards was calculated based on the estimated net asset value, or NAV, of $9.91 per share determined as of July 31, 2018, which was the estimated NAV per share in effect on the grant date of the awards.

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

We paid the following annual retainers (prorated for a partial term) to the Chairpersons of our board committees for 2018:

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

Each independent director elected or reelected to the board (whether through a stockholder meeting or by directors to fill a vacancy on the board) will be granted $5,000 in restricted Class I shares on or about the date of election or reelection. These restricted Class I shares will fully vest on the earlier to occur of: (i) the first anniversary of the applicable grant date, subject to the independent director serving continuously as an independent director through and until the first anniversary of the applicable grant date; (ii) the termination of service as an independent director due to the independent director’s death or disability; or (iii) a change in control of the Company, subject to the independent director serving continuously through and until the date of the change in control of the Company.

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

Compensation Committee Interlocks and Insider Participation

During 2018, our Compensation Committee consisted of Messrs. Cabañas, Cameron and Niemann, our three independent directors. None of our executive officers served as a director or member of the compensation committee of an entity whose executive officers included a member of our board of directors or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership

The following table shows, as of March 1, 2019, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the owner of such shares has the sole voting and investment power with respect thereto.

		Common Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Position	Number of Shares of Common Stock		Percentage of Class
Jeffrey C. Hines	Chairman of the Board	225,008	(3)(4)	*
Humberto “Burt” Cabañas	Independent Director	16,211		*
Dougal A. Cameron	Independent Director	1,023		*
John O. Niemann, Jr.	Independent Director	22,273		*
Charles M. Baughn	Director	14,493		*
Sherri W. Schugart	President and Chief Executive Officer	22,168		*
Ryan T. Sims	Chief Financial Officer and Secretary	2,219		*
David L. Steinbach	Chief Investment Officer	5,536		*
Kevin L. McMeans	Asset Management Officer	5,536		*
J. Shea Morgenroth	Chief Accounting Officer and Treasurer	4,580		*
All directors and executive officers as a group		319,047		0.7%

*    Amount represents less than 1%

(1)	The address of each person listed is c/o Hines Global Income Trust, Inc., 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6618.

(2)
For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person is deemed to have “beneficial ownership” of shares of our stock that the person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of the Company’s stock held by each person or group of persons named in the table, any shares that such person or persons have the right to acquire within 60 days of December 31, 2018 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other persons.

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

Our executive officers have control and primary responsibility for the management decisions of our Advisor, including the selection of investment properties to be recommended to our board of directors, the negotiations for these investments, and the property management and leasing of properties we acquire directly. On December 6, 2018, our Advisory Agreement was amended to extend the initial term through December 31, 2018. On December 13, 2018, our Advisory Agreement was renewed and has a term ending December 31, 2019, and may be renewed for an unlimited number of successive periods (up to one year at a time) upon the mutual consent of the parties. Renewals of the agreement must be approved by the Conflicts Committee. The Advisory Agreement may be terminated:

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

The following summarizes the fees payable to our Advisor:

•
Effective as of December 6, 2017, our Advisor agreed to advance all of our organization and offering costs related to the Follow-On Offering through December 31, 2018. We will reimburse our Advisor for all such advanced expenses as well as any organization and offering costs incurred by our Advisor related to our Initial Offering ratably through December 31, 2023 to the extent cumulative organization and offering costs do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. Following December 31, 2023, we will reimburse our Advisor for any organization and offering costs that it incurs on our behalf as and when incurred, to the extent that aggregate reimbursements to our Advisor for cumulative organization and offering costs do not exceed an amount equal to 2.5% of the gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and the distribution and stockholder servicing fees related to a particular public offering may not exceed 15.0% of gross proceeds from the offering. For the year ended December 31, 2018, our Advisor incurred $3.3 million in organization and offering costs.

•
Our Advisor also receives asset management fees of 0.0625% per month of the cost of our real estate investments at the end of each month; provided that, with respect to real estate investments included in the most recent determination of our NAV per share, the asset management fees will be equal to 0.0625% per month of the most recently determined value of such real estate investments at the end of each month. The asset management fee cannot exceed an amount equal to 1/12th of 1.25% of our NAV at the end of each applicable month. Additionally, the asset management fee can be paid, at our Advisor’s election, in cash, Class I shares or Class I OP Units in the Operating Partnership. Our Advisor earned $5.0 million in asset management fees during the year ended December 31, 2018.

•
We will reimburse our Advisor for all expenses paid or incurred by our Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our Advisor for any amount by which our operating expenses (including the asset management fee and the performance participation allocation) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of our average invested assets, or (B) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). In 2018, these limits were not exceeded. In 2018, our Advisor incurred $2.3 million in expenses, such as general and administrative expenses, on our behalf, which were reimbursed by us. See “Hines – Property Management and Leasing Agreements” below for additional information concerning expense reimbursements to Hines.

We also agreed to indemnify our Advisor against losses it incurs in connection with its performance of its obligations under the Advisory Agreement, subject to terms and conditions in the Advisory Agreement.

Through its ownership of the Special OP Units of the Operating Partnership, our Advisor also holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV for the applicable period. Under the limited partnership agreement of the Operating Partnership, the annual total return will be allocated solely to our Advisor after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between our Advisor and all other unit holders is equal to 12.5% and 87.5% respectively. Thereafter, our Advisor will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year, so long as the Advisory Agreement has not been terminated, and will be paid in cash or Class I OP Units of the Operating Partnership, at the election of our Advisor. For the year ended December 31, 2018, our Advisor earned a performance participation allocation of $6.0 million.

The Dealer Manager

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

During the year ended December 31, 2018:

•
the Dealer Manager earned approximately $0.1 million in dealer manager fees, which excludes the amount paid to the Dealer Manager by our Advisor, a portion of which the Dealer Manager re-allowed to participating broker dealers;

•	the Dealer Manager earned approximately $0.8 million in selling commissions, all of which the Dealer Manager re-allowed to participating broker dealers; and

•	the Dealer Manager earned approximately $2.0 million in distribution and stockholder servicing fees, all of which the Dealer Manager re-allowed to participating broker dealers.

Hines

Property Management and Leasing Agreements

Hines or its affiliates manage the properties in which we invest. When we acquire properties directly, we expect that we will pay Hines property management fees, leasing fees, tenant construction fees and other fees customarily paid to a property manager. Hines is wholly-owned by Jeffrey C. Hines and his father, Gerald D. Hines.

During the year ended December 31, 2018, Hines earned the following approximate amounts pursuant to property management agreements under which Hines manages some of our properties:

•	$1.1 million in property management fees;

•	$0.9 million in leasing commissions and construction management fees; and

•
$2.2 million for all costs Hines incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreements.

Credit Facilities with Hines

On December 15, 2014, the Company entered into a credit facility with Hines (the “Hines Credit Facility”) with a maximum principal amount of $75.0 million with interest and payment terms similar to the Restated Hines Credit Facility described below. The Hines Credit Facility had a maturity date of December 15, 2017. We terminated the Hines Credit Facility on October 2, 2017 and subsequently on October 2, 2017, the Operating Partnership entered into an uncommitted loan agreement with Hines for a maximum principal amount of $240.0 million (the “Restated Hines Credit Facility”). The Restated Hines Credit Facility was subsequently amended on November 30, 2017 to reduce the maximum principal amount to $75.0 million and further amended in December 2018 to extend the maturity date as described below. Interest on each advance under the Restated Hines Credit Facility is charged monthly at a variable rate, which is (i) Hines’ then-current borrowing rate under its revolving credit facility or (ii) if the Operating Partnership enters into a revolving credit facility (“the OP Facility”), the rate under such facility. Each advance under the Restated Hines Credit Facility must be repaid within six months, subject to 1 six-month extension at the option of the Operating Partnership and subject to the satisfaction of certain conditions. Effective as of December 13, 2018, the Restated Hines Credit Facility will terminate on the earlier of (a) the termination of the availability period as determined by Hines at its discretion (which will not impact the maturity date of any outstanding or previously approved advance under the loan agreement); (b) December 31, 2019; and (c) the date Hines accelerates the repayment of the loan agreement pursuant to any event of default.

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

For the year ended December 31, 2018, we made draws of $90.5 million and made payments of $46.7 million under the Restated Hines Credit Facility, resulting in a $55 million outstanding balance on December 31, 2018. Additionally, we incurred an aggregate of $0.9 million in interest expense for the year ended December 31, 2018 under the Restated Hines Credit Facility.

Ownership Interests

The Operating Partnership

On July 31, 2013, we formed the Operating Partnership. Hines Global REIT II Associates Limited Partnership made an initial investment of $190,000 in limited partnership interests of the Operating Partnership and owned less than a 0.1% limited partnership interest in the Operating Partnership as of December 31, 2018. Our Advisor owns the Special OP Units in the Operating Partnership, as described in Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 14.  Principal Accounting Fees and Services

Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively “Deloitte & Touche”) serve as our principal accounting firm. Deloitte & Touche audited our financial statements for the years ended December 31, 2018 and 2017. Deloitte & Touche reports directly to our Audit Committee.

Fees

Deloitte & Touche’s aggregate fees billed to us for the fiscal years ended December 31, 2018 and 2017 are as follows:

	2018	2017
Audit Fees	$678,000	$640,000
Audit-Related Fees (1)	$68,400	$105,850
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$746,400	$745,850
(1)    These fees primarily relate to internal control attestation consultations, accounting consultations and other attestation services.

Pre-approval Policies and Procedures

Our Audit Committee has adopted a pre-approval policy requiring the Audit Committee to pre-approve all audit and permissible non-audit services to be performed by Deloitte & Touche. In determining whether or not to pre-approve services, the Audit Committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC, and, if permissible, the potential effect of such services on the independence of Deloitte & Touche. All services performed for us in 2018 were pre-approved or ratified by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Global Income Trust, Inc.
Consolidated Financial Statements — as of December 31, 2018 and 2017 and for the Years Ended December 31, 2018, 2017 and 2016.

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is set forth beginning on page 129 hereof.

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 130 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 132 for a list of all exhibits filed as a part of this report.

Item 16. Form 10-K Summary

The Company has elected not to include a summary.

* * * * * *

Hines Global Income Trust, Inc.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions	Balance at the End of the Period
	(amounts in thousands)
Deferred Tax Asset Valuation Allowance as of December 31, 2018	$205	$1,368	$(753)	$820
Deferred Tax Asset Valuation Allowance as of December 31, 2017	$—	$927	$(722)	$205
Allowance for Doubtful Accounts as of December 31, 2018	$81	$229	$—	$310
Allowance for Doubtful Accounts as of December 31, 2017	$55	$26	$—	$81

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2018

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2017
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)	Date of Construction	Date Acquired
(In thousands)
Bishop’s Square	Dublin, Ireland	$63,171	$—	$53,643	$53,643	$18,547	$—	$72,190	$72,190	$(5,379)	2001	3/3/2015
Domain Apartments	Las Vegas, Nevada	34,300	5,690	50,790	56,480	192	5,690	50,982	56,672	(5,387)	2014	1/29/2016
Cottonwood Corporate Center	Salt Lake City, Utah	74,110	13,600	98,758	112,358	1,390	13,600	100,148	113,748	(6,274)	1997, 2000	7/5/2016
Goodyear Crossing II	Phoenix, Arizona	29,000	7,270	41,620	48,890	—	7,270	41,620	48,890	(2,467)	2008, 2009	8/18/2016
Rookwood	Cincinnati, Ohio	96,000	45,320	132,466	177,786	404	45,320	132,870	178,190	(6,616)	1993, 2000	1/6/2017
Montrose Student Residences	Dublin, Ireland	25,869	5,691	33,705	39,396	3,157	6,040	36,513	42,553	(1,687)	1964, 2013-2015	3/24/2017
Queen's Court Student Residences	Reading, United Kingdom	37,565	14,086	50,894	64,980	(2,069)	13,511	49,400	62,911	(1,613)	2016	10/11/2017
Venue Museum District	Houston, Texas	45,000	17,409	52,538	69,947	31	17,409	52,569	69,978	(384)	2009	9/21/2018
Fresh Park Venlo	Venlo, The Netherlands	85,809	—	128,977	128,977	(1,726)	—	127,251	127,251	(767)	1960-2018	10/5/2018
Maintal Logistics	Maintal, Germany	—	15,031	30,175	45,206	174	15,089	30,291	45,380	—	1974, 2001-2002	12/31/2018
		$490,824	$124,097	$673,566	$797,663	$20,100	$123,929	$693,834	$817,763	$(30,574)

(a)	Assets consist of quality office, retail, industrial and residential/living properties.

(b)	Components of initial cost for the property acquired using a foreign currency were converted using the currency exchange rate as of the date of acquisition.

(c)	Includes the effect of changes in the exchange rate between the date of acquisition and December 31, 2018 for the property that is denominated in a foreign currency.

(d)	The aggregate cost for federal income tax purposes is $840.0 million as of December 31, 2018.

(e)
Real estate assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings.

The changes in total real estate assets for the years ended December 31,

	2018	2017	2016
Gross real estate assets
Balance, beginning of period	$591,005	$290,212	$73,883
Additions during the period:
Acquisitions	244,132	282,162	217,728
Other additions	14,653	5,561	483
Costs of real estate sold	(21,370)	—	—
Effect of changes in foreign currency exchange rates	(10,657)	13,070	(1,882)
Balance, end of period	$817,763	$591,005	$290,212
Accumulated Depreciation
Balance, beginning of period	$(18,172)	$(6,337)	$(1,458)
Depreciation	(13,938)	(11,393)	(4,985)
Effect of changes in foreign currency exchange rates	459	(442)	106
Retirement or sales of assets	1,077	—	—
Balance, end of period	$(30,574)	$(18,172)	$(6,337)

INDEX TO EXHIBITS

Exhibit No.	Description
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

10.4
Loan Agreement, dated as of July 5, 2016 by and between Principal Life Insurance Company, as Lender and HGREIT II Cottonwood Center LLC, as Borrower (filed as Exhibit 10.26 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.5
Term Loan Agreement, dated as of August 18, 2016 by and between SunTrust Bank, as Lender and HGREIT II Goodyear Crossing LLC, as Borrower (filed as Exhibit 10.27 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.6
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and Hines Interests Limited Partnership (Domestic Office Properties) (filed as Exhibit 10.29 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.7
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and Hines Interests Limited Partnership (Domestic Multi-family and Industrial Properties) (filed as Exhibit 10.30 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

Exhibit No.	Description
10.8
Open End Mortgage and Security Agreement dated as of April 1, 2015 by and between Nationwide Life Insurance Company, as Lender, and CLP-SPF Rookwood Commons, LLC, as Borrower (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

10.9
Open End Mortgage and Security Agreement dated as of July 1, 2013 by and between Nationwide Life Insurance Company, as Lender, and CLP-SPF Rookwood Pavilion, LLC, as Borrower (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

10.10
Assumption and Modification Agreement dated as of January 6, 2017, by and between Nationwide Life Insurance Company, as Lender, CLP-SPF Rookwood Pavilion LLC, as Original Borrower, and HGREIT II Madison Road LLC, as Borrower (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

10.11
Assumption and Modification Agreement dated as of January 6, 2017, by and between Nationwide Life Insurance Company, as Lender, CLP-SPF Rookwood Commons LLC, as Original Borrower, and HGREIT II Edmondson Road LLC, as Borrower (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

10.12
Uncommitted Loan Agreement, dated as of October 2, 2017, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 3, 2017 and incorporated by reference herein)

10.13
First Amendment to Uncommitted Loan Agreement, dated as of November 30, 2017, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 6, 2017 and incorporated by reference herein)

10.14	Form of Restricted Share Award Agreement (filed as Exhibit 99(a)(1)(G) to the Registrant’s tender offer statement on Schedule TO on October 3, 2017 and incorporated by reference herein)
10.15
Amended and Restated Advisory Agreement, dated as of December 6, 2017, by and among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP, and Hines Global Income Trust, Inc. (filed as Exhibit 10.2 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on December 6, 2017 and incorporated by reference herein)

10.16
Fifth Amended and Restated Agreement of Limited Partnership of Hines Global REIT II Properties LP, dated as of March 6, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 12, 2018 and incorporated by reference herein)

10.17
Purchase and Sale Agreement, dated as of August 17, 2018, by and between Grayco Lui Museum Investment 2006 LP, Grayco Lui Museum Investment II LP, as sellers and HGIT 5353 Fannin LP and HGIT 5353 Fannin Lot Parcel, Inc. as purchasers (filed as Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q on November 14, 2018 and incorporated by reference herein)

10.18
Selected Dealer Agreement, dated as of December 13, 2018, by and among Hines Global Income Trust, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December, 19 2018 and incorporated by reference herein)

10.19
Cost Reimbursement Agreement, dated as of December 13, 2018, by and among Hines Global Income Trust, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP, and American Enterprise Investment Services Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on December, 19 2018 and incorporated by reference herein)

10.20
Second Amendment to Uncommitted Loan Agreement, dated as of December 13, 2018, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on December, 19 2018 and incorporated by reference herein)

21.1*	List of Subsidiaries of Hines Global Income Trust, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification
31.2*	Certification
32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

99.1
Hines Global Income Trust, Inc. Share Redemption Program, effective as of November 30, 2018. (filed as Exhibit 99.1 to Post-Effective Amendment No. 14 to the Registrant’s Registration Statement on November 27, 2018 and incorporated by reference herein)

99.2	Valuation Policy and Procedures (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K on April 16, 2018, and incorporated by reference herein)
99.3*	Consent of Altus Group U.S., Inc.
101.INS*	Instance Document—The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Documemt
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES GLOBAL INCOME TRUST, INC. (registrant)

March 29, 2019	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2019.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chairman of the Board of Directors	March 29, 2019
Jeffrey C. Hines

/s/ Sherri W. Schugart	President and Chief Executive Officer	March 29, 2019
Sherri W. Schugart	(Principal Executive Officer)

/s/ Ryan T. Sims	Chief Financial Officer and Secretary	March 29, 2019
Ryan T. Sims	(Principal Financial Officer)

/s/ J. Shea Morgenroth	Chief Accounting Officer and Treasurer	March 29, 2019
J. Shea Morgenroth	(Principal Accounting Officer)

/s/ Charles M. Baughn	Director	March 29, 2019
Charles M. Baughn

/s/ Humberto “Burt” Cabañas	Director	March 29, 2019
Humberto “Burt” Cabañas

/s/ Dougal A. Cameron	Director	March 29, 2019
Dougal A. Cameron

/s/ John O. Niemann, Jr.	Director	March 29, 2019
John O. Niemann, Jr.