Form 10-Q
period 2019-03-31
HINES GLOBAL INCOME TRUST, INC.
filed 2019-05-14
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

As of May 1, 2019, approximately 19.0 million shares of the registrant’s Class AX common stock, 19.9 million shares of the registrant’s Class TX common stock, 0.1 million shares of the registrant’s Class IX common stock, 12.5 million shares of the registrant’s Class T common stock, 3.8 million shares of the registrant’s Class D common stock and 1.6 million shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2019	December 31, 2018
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$779,575	$787,189
Investments in real estate-related securities	10,799	9,599
Cash and cash equivalents	28,413	27,138
Restricted cash	8,140	9,848
Derivative instruments	44	174
Tenant and other receivables, net	11,193	8,995
Intangible lease assets, net	51,198	90,697
Right-of-use asset, net	33,260	—
Deferred leasing costs, net	15,854	13,282
Other assets	3,046	1,907
Total assets	$941,522	$948,829
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$25,447	$26,186
Due to affiliates	23,928	26,022
Intangible lease liabilities, net	17,353	18,034
Other liabilities	10,545	55,391
Derivative instruments	699	—
Distributions payable	2,339	2,024
Note payable to affiliate	31,500	55,000
Notes payable, net	510,431	487,439
Total liabilities	$622,242	$670,096

Commitments and contingencies (Note 11)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2019 and December 31, 2018	—	—
Common shares, $0.001 par value per share (Note 6)	51	44
Additional paid-in capital	424,540	371,274
Accumulated distributions in excess of earnings	(102,417)	(91,711)
Accumulated other comprehensive income (loss)	(2,894)	(874)
Total stockholders’ equity	319,280	278,733
Noncontrolling interests	—	—
Total equity	319,280	278,733
Total liabilities and equity	$941,522	$948,829
See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2019 and 2018
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$21,451	$16,443
Other revenue	287	288
Total revenues	21,738	16,731
Expenses:
Property operating expenses	5,536	2,826
Real property taxes	2,597	2,081
Property management fees	703	312
Depreciation and amortization	9,328	7,341
Acquisition related expenses	4	135
Asset management fees	1,487	1,206
Performance participation allocation	1,120	1,591
General and administrative expenses	847	852
Total expenses	21,622	16,344
Other income (expenses):
Gain (loss) on derivative instruments	(1,110)	(2)
Gain (loss) on investments in real estate-related securities	1,166	—
Gain on sale of real estate	—	14,491
Foreign currency gains (losses)	(69)	(25)
Interest expense	(4,197)	(2,814)
Interest income	124	12
Income (loss) before benefit (provision) for income taxes	(3,970)	12,049
Benefit (provision) for income taxes	(29)	(673)
Net income (loss)	(3,999)	11,376
Net (income) loss attributable to noncontrolling interests	(3)	(3)
Net income (loss) attributable to common stockholders	$(4,002)	$11,373
Basic and diluted income (loss) per common share	$(0.09)	$0.29
Weighted average number of common shares outstanding	47,038	39,398

Comprehensive income (loss):
Net income (loss)	$(3,999)	$11,376
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,020)	2,716
Comprehensive income (loss)	$(6,019)	$14,092
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(3)
Comprehensive income (loss) attributable to common stockholders	$(6,022)	$14,089

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2019 and 2018
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2019	43,584	$44	$371,274	$(91,711)	$(874)	$278,733	$—
Issuance of common shares	6,109	7	62,886	—	—	62,893	—
Distributions declared	—	—	—	(6,704)	—	(6,704)	(3)
Redemption of common shares	(362)	—	(4,014)	—	—	(4,014)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(4,366)	—	—	(4,366)	—
Offering costs	—	—	(1,240)	—	—	(1,240)	—
Net income (loss)	—	—	—	(4,002)	—	(4,002)	3
Foreign currency translation adjustment	—	—	—	—	(2,020)	(2,020)	—
Balance as of March 31, 2019	49,331	$51	$424,540	$(102,417)	$(2,894)	$319,280	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2018	39,256	$39	$336,761	$(68,193)	$4,938	$273,545	$—
Issuance of common shares	308	—	2,990	—	—	2,990	—
Distributions declared	—	—	—	(5,514)	—	(5,514)	(3)
Redemption of common shares	(133)	—	(2,032)	—	—	(2,032)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	4	—	—	4	—
Offering costs	—	—	(17)	—	—	(17)	—
Net income (loss)	—	—	—	11,373	—	11,373	3
Foreign currency translation adjustment	—	—	—	—	2,716	2,716	—
Balance as of March 31, 2018	39,431	$39	$337,706	$(62,334)	$7,654	$283,065	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2019 and 2018
(UNAUDITED)

	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,999)	$11,376
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	9,771	7,337
Gain on sale of real estate	—	(14,491)
Foreign currency (gains) losses	69	25
(Gain) loss on derivative instruments	1,110	2
(Gain) loss on investments in real estate-related securities	(1,166)	—
Changes in assets and liabilities:
Change in other assets	(35)	381
Change in tenant and other receivables	(2,270)	1,478
Change in deferred leasing costs	(3,029)	(1,540)
Change in accounts payable and accrued expenses	103	(392)
Change in other liabilities	(2,069)	(508)
Change in due to affiliates	(4,393)	1,006
Net cash from (used in) operating activities	(5,908)	4,674
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(45,471)	—
Capital expenditures at operating properties	(582)	(3,489)
Proceeds from sale of real estate	—	37,087
Purchases of real estate-related securities	(3,048)	—
Proceeds from settlement of real estate-related securities	3,014	—
Net cash from (used in) investing activities	(46,087)	33,598
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	59,461	—
Redemption of common shares	(3,634)	(1,292)
Payment of offering costs	(1,306)	—
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(1,981)	(789)
Distributions paid to stockholders and noncontrolling interests	(2,963)	(2,555)
Proceeds from notes payable	26,715	—
Payments on notes payable	(433)	(420)
Proceeds from related party note payable	14,000	15,500
Payments on related party note payable	(37,500)	—
Change in security deposit liability	(53)	41
Deferred financing costs paid	(517)	(124)
Payments related to interest rate contracts	(55)	(10)
Net cash from (used in) financing activities	51,734	10,351
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(172)	267
Net change in cash, restricted cash and cash equivalents	(433)	48,890
Cash, restricted cash and cash equivalents, beginning of period	36,986	24,553
Cash, restricted cash and cash equivalents, end of period	$36,553	$73,443

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST INC, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2019 and 2018

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of March 31, 2019 and December 31, 2018, the results of operations for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.

Hines Global Income Trust, Inc. (the “Company”), formerly known as Hines Global REIT II, Inc., was incorporated in Maryland on July 31, 2013, to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years. The Company is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through Hines Global REIT II Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of March 31, 2019 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

As of March 31, 2019, the Company owned direct real estate investments in ten properties totaling 6.1 million square feet that were 95% leased. The Company raises capital for its investments through public offerings of its common stock. The Company commenced its initial public offering of up to $2.5 billion in shares of its common stock (the “Initial Offering”) in August 2014, and commenced its second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under its distribution reinvestment plan (the “Follow-On Offering”) in December 2017. As of May 14, 2019, the Company had received gross offering proceeds of $606.8 million from the sale of 61.0 million shares through its public offerings, including shares issued pursuant to its distribution reinvestment plan.

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

Investments in Real Estate-Related Securities

In the fourth quarter of 2018, the Company made its initial investments in real estate-related securities. These securities consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis, which resulted in a realized gain of $63,000 and an unrealized gain of $1.1 million for the three months ended March 31, 2019, both of which are recorded in “gain (loss) on investments in real estate-related securities” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Tenant and Other Receivables

Tenant and other receivables consists primarily of receivables attributable to straight-line rent and receivables related to base rents and tenant reimbursements. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements. Straight-line rent receivables were $6.9 million and $5.8 million as of March 31, 2019 and December 31, 2018, respectively.

Other Assets

Other assets included the following (in thousands):

	March 31, 2019		December 31, 2018
Prepaid insurance	$460		$493
Prepaid property taxes	82		80
Deferred tax assets (1)	775		844
Other	1,729	(2)	490
Other assets	$3,046		$1,907

(1)	Includes the effects of a valuation allowance of $1.5 million and $0.8 million as of March 31, 2019 and December 31, 2018, respectively.

(2)	Includes $1.4 million of capitalized acquisition costs related primarily to the acquisition of ABC Westland, which was acquired on May 3, 2019 and discussed in “Note 12—Subsequent Events.”

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 which requires companies that lease assets to recognize on the balance sheet the right-of-use assets and related lease liabilities (“ASC 842”). The accounting by companies that own the assets leased by the lessee (the lessor) remains largely unchanged from the adoption of ASC 842. The Company adopted ASC 842 beginning January 1, 2019 and is using the modified retrospective approach. No adjustment to opening retained earnings was required.

In July 2018, the FASB issued ASU 2018-11, which allows lessors to account for lease and non-lease components by class of underlying assets, as a single lease component if certain criteria are met. The new standard permits companies to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption in lieu of restating prior periods and provides other optional practical expedients.

On January 1, 2019, the Company elected the following practical expedients:

•	The transition method in which the application date of January 1, 2019 is the beginning of the reporting period that the Company first applied the new guidance.

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

•
As an accounting policy election, a lessee may choose not to separate the non-lease components, by class of underlying assets, from the lease components and instead account for both types of components as a single component. The Company elected to apply the practical expedient for all of its leases to account for the lease and non-lease components as a single, combined operating lease component.

The Company completed its evaluation of the impact that the adoption of ASC 842 will have on the Company’s consolidated financial statements relating to its leases from both the lessee and lessor perspective. Based on the Company’s analysis, the Company identified the following changes to result from its adoption of ASC 842:

Lessor Accounting

•
The Company is entitled to receive tenant reimbursements for operating expenses for common area maintenance. Based on guidance in these ASUs, such revenue is defined as a non-lease component, which would be accounted for in accordance with ASC 606. However, the Company elected to apply the practical expedient for all of its leases to account for the lease and non-lease components as a single, combined operating lease component.

•
Capitalization of leasing costs is limited to initial direct costs. Initial direct costs have been defined as incremental costs of a lease that would not have been incurred if the lease had not been obtained. Legal costs are no longer capitalized, but expensed as incurred. There is no change in the Company’s accounting for lease inducements and commissions.

•
The Company’s existing leases continue to be classified as operating leases, however, leases entered into or modified after January 1, 2019 may be classified as either operating or sales-type leases, based on specific classification criteria. The Company believes all of its leases will continue to be classified as operating leases, and all operating leases will continue to have a similar pattern of recognition as under current GAAP.

Lessee Accounting

•
The Company has ground lease agreements in which the Company is the lessee for land underneath Bishop’s Square that the Company accounts for as an operating lease. The Company previously recognized an amount related to this ground lease as part of the allocation of the purchase price of Bishop’s Square, which was recorded to intangible lease assets, net. The lease has a remaining term of 763 years. Upon adoption of ASC 842 on January 1, 2019, the Company determined the lease liability is immaterial and reclassified approximately €29.7 million (approximately $33.9 million assuming a rate of $1.14 per EUR as of January 1, 2019, the date of adoption) from intangible lease assets, net to right-of-use asset, net in the Company’s condensed consolidated balance sheets.

New Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, "Changes to the Disclosure Requirements for Fair Value Measurement." This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. The ASU also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The ASU is effective for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. The Company is currently assessing the impact the adoption of this guidance will have on its financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Buildings and improvements (1)	$690,730	$693,834
Less: accumulated depreciation	(34,970)	(30,574)
Buildings and improvements, net	655,760	663,260
Land	123,815	123,929
Investment property, net	$779,575	$787,189

(1)
In October 2017, the Company commenced construction at Bishop’s Square to add an additional floor and make various upgrades to the property. The construction was substantially completed in April 2019. Included in buildings and improvements is approximately $15.1 million and $14.5 million of construction-in-progress related to the expansion of Bishop’s Square as of March 31, 2019 and December 31, 2018, respectively.

As of March 31, 2019, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases (1)	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$81,437	$5,261	$(21,998)
Less: accumulated amortization	(33,211)	(2,289)	4,645
Net	$48,226	$2,972	$(17,353)

(1)
The Company adopted ASC 842 beginning January 1, 2019 and reclassified certain assets from Intangible lease assets, net to Right-of-use asset, net in the Company’s condensed consolidated balance sheets. See Note 2—Summary of Significant Accounting Policies for more information on the adoption of ASC 842.

As of December 31, 2018, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$118,585	$5,558	$(22,318)
Less: accumulated amortization	(31,320)	(2,126)	4,284
Net	$87,265	$3,432	$(18,034)

Amortization expense of in-place leases was $4.6 million and $4.0 million for the three months ended March 31, 2019 and 2018, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $0.2 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from April 1, 2019 through December 31, 2019 and for each of the years ending December 31, 2020 through December 31, 2023 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
April 1, 2019 through December 31, 2019	$10,041	$(1,155)
2020	$9,963	$(1,263)
2021	$6,584	$(1,227)
2022	$4,070	$(1,075)
2023	$3,741	$(884)

Leases

The Company’s leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for variable rental revenues, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total revenue related to expense reimbursements from tenants for the three months ended March 31, 2019 was $2.9 million which is included in Rental revenue on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of March 31, 2019, the approximate fixed future minimum rentals for the period from April 1, 2019 through December 31, 2019, for each of the years ending December 31, 2020 through 2023 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
April 1, 2019 through December 31, 2019	$40,822
2020	49,441
2021	43,774
2022	35,839
2023	34,023
Thereafter	178,397
Total	$382,296

During the three months ended March 31, 2019 and 2018, the Company did not earn more than 10% of its revenue from any individual tenant.

4. DEBT FINANCING

As of March 31, 2019 and December 31, 2018, the Company had approximately $545.6 million and $545.8 million of debt outstanding, with weighted average years to maturity of 2.8 years and 2.9 years, respectively, and a weighted average interest rate of 2.77% and 2.85%, respectively. The following table provides additional information regarding the Company’s debt outstanding at March 31, 2019 and December 31, 2018 (in thousands):

Description	Origination or Assumption Date	Maturity Date	Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of March 31, 2019	Principal Outstanding at March 31, 2019	Principal Outstanding at December 31, 2018
Secured Mortgage Debt
Bishop's Square	3/3/2015	3/2/2022	€55,200	Euribor + 1.30% (1)	1.30%	$61,918	$63,171
Domain Apartments	1/29/2016	1/29/2020	$34,300	Libor + 1.60%	4.09%	34,300	34,300
Cottonwood Corporate Center	7/5/2016	8/1/2023	$78,000	Fixed	2.98%	73,677	74,110
Goodyear Crossing II	8/18/2016	8/18/2021	$29,000	Libor + 2.00%	4.49%	29,000	29,000
Rookwood Commons	1/6/2017	7/1/2020	$67,000	Fixed	3.13%	67,000	67,000
Rookwood Pavilion	1/6/2017	7/1/2020	$29,000	Fixed	2.87%	29,000	29,000
Montrose Student Residences	3/24/2017	3/23/2022	€22,605	Euribor + 1.85% (2)	1.85%	25,356	25,869
Queen's Court Student Residences	12/18/2017	12/18/2022	£29,500	Libor + 2.00% (3)	3.01%	38,418	37,565
Venue Museum District	9/21/2018	10/9/2020	$45,000	Libor + 1.95% (4)	4.44%	45,000	45,000
Fresh Park Venlo	10/3/2018	8/15/2023	$75,000	Euribor + 1.50% (5)	1.50%	84,107	85,809
Maintal Logistics	2/21/2019	2/28/2024	€23,500	Euribor + 1.10% (6)	1.10%	26,360	—
Notes Payable						$514,136	$490,824
Affiliate Note Payable
Credit Facility with Hines	10/2/2017	12/31/2019	$75,000	Variable	4.08%	31,500	55,000
Total Note Payable to Affiliate						$31,500	$55,000
Total Principal Outstanding						$545,636	$545,824
Unamortized discount						(263)	(316)
Unamortized financing fees						(3,442)	(3,069)
Total						$541,931	$542,439

(1)
On the loan origination date, the Company entered into a 2.00% Euribor interest rate cap agreement for the full amount borrowed as an economic hedge against the variability of future interest rates on this borrowing.

(2)
On the loan origination date, the Company entered into a 1.25% Euribor interest rate cap agreement for €17.0 million (approximately $19.0 million assuming a rate of $1.12 per EUR as of March 31, 2019) of the full amount borrowed as an economic hedge against the variability of future interest rates on this borrowing.

(3)
On the loan origination date, the Company entered into a 2.00% LIBOR interest rate cap agreement for £22.1 million (approximately $28.8 million assuming a rate of $1.30 per GBP as of March 31, 2019) of the full amount borrowed as an economic hedge against the variability of future interest rates on this borrowing.

(4)
On the loan origination date, the Company entered into a 3.50% LIBOR interest rate cap agreement for the full amount borrowed as an economic hedge against the variability of future interest rates on this borrowing.

(5)
On the loan origination date, the Company entered into a 2.00% Euribor interest rate cap agreement for €52.5 million (approximately $58.9 million assuming a rate of $1.12 per EUR as of March 31, 2019) as an economic hedge against the variability of future interest rates on this borrowing.

(6)
In February 2019, the Company entered into a secured mortgage loan to fund the acquisition of Maintal Logistics, which was acquired on December 31, 2018. Funding for the acquisition was not required until the loan closed in February 2019. On the loan origination date, the Company entered into a 2.00% Euribor interest rate cap agreement for €16.5 million (approximately $18.5 million assuming a rate of $1.12 per EUR as of March 31, 2019) as an economic hedge against the variability of future interest rates on this borrowing.

Hines Credit Facility

During the three months ended March 31, 2019, the Company made draws of $14.0 million and made payments of $37.5 million under its credit facility with Hines (the “Hines Credit Facility”). The Company had $31.5 million outstanding on March 31, 2019. From April 1, 2019 through May 14, 2019, the Company made $18.0 million in additional draws and made $20.0 million in additional payments under the Hines Credit Facility, which resulted in the Company having a $29.5 million outstanding balance under the Hines Credit Facility as of May 14, 2019.

Financial Covenants

The Company’s loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company was in compliance with all of its financial covenants as of March 31, 2019.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from April 1, 2019 through December 31, 2019, for each of the years ending December 31, 2020 through December 31, 2023 and for the period thereafter (in thousands).

	Payments Due by Year
	April 1, 2019 through December 31, 2019	2020	2021	2022	2023	Thereafter
Principal payments	$33,016	$177,385	$31,139	$127,887	$151,168	$25,041

As of May 14, 2019, the Company is required to make $63.8 million in principal payments on its outstanding notes payable that mature through May 2020, $29.5 million of which relates to the Company’s credit facility with Hines. The Company expects to be able to repay with cash on hand or proceeds raised from its current offering, or to be able to refinance the debt terms on the principal outstanding.

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

The Company has also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates related to certain cash flows of some of its international investments. These forward contracts fixed the currency exchange rates on each of the investments to which they related. The Company did not designate any of these contracts as fair value or cash flow hedges for accounting purposes.  In December 2018, the Company entered into a €15.0 million foreign currency forward contract with an effective date of December 20, 2018 and a trade date of February 25, 2019, in connection with the funding of the Maintal Logistics acquisition. Additionally, in March 2019, the Company entered into a €46.0 million foreign currency forward contract with an effective date of March 1, 2019 and a trade date of March 20, 2019, in connection with the acquisition of ABC Westland. See Note 12—Subsequent Events for additional information regarding the purchase of ABC Westland.

The table below provides additional information regarding the Company’s interest rate contracts (in thousands, except percentages).

Interest Rate Cap Contracts
Property	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Bishop’s Square	March 3, 2015	April 25, 2020	$61,918	Euribor	2.00%
Montrose Student Residences	March 24, 2017	March 23, 2022	$19,017	Euribor	1.25%
Queen’s Court Student Residences	December 20, 2017	December 20, 2020	$28,813	LIBOR	2.00%
Venue Museum District	September 21, 2018	October 9, 2020	$45,000	LIBOR	3.50%
Fresh Park Venlo	October 8, 2018	August 15, 2023	$58,875	Euribor	2.00%
Maintal Logistics	February 28, 2019	February 28, 2024	$18,452	Euribor	2.00%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on March 31, 2019.

The table below provides additional information regarding the Company’s foreign currency forward contracts that are outstanding as of March 31, 2019 (in thousands).

Foreign Currency Forward Contracts
Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
March 31, 2019	April 3, 2019	€46,000	EUR/USD	$1.14

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2019 and 2018 (in thousands):

	Gain (Loss) Recorded on Derivative Instruments
	Three months ended March 31,
	2019	2018
Derivatives not designated as hedging instruments:
Interest rate caps	$(161)	$(2)
Foreign currency forward contracts	(949)	—
Total gain (loss) on derivatives	$(1,110)	$(2)

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

The Company complies with the FASB ASC 480 “Distinguishing Liabilities from Equity” which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  When shares are tendered for redemption and approved (or not prohibited) by the board of directors, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values and redeem those shares in the subsequent month pursuant to the Company’s current share redemption program.

Common Stock

As of March 31, 2019 and December 31, 2018, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	March 31, 2019			December 31, 2018
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Class AX common stock, $0.001 par value per share	40,000	19,096	19,096	40,000	19,123	19,123
Class TX common stock, $0.001 par value per share	40,000	19,929	19,929	40,000	19,969	19,969
Class IX common stock, $0.001 par value per share	10,000	97	97	10,000	96	96
Class JX common stock, $0.001 par value per share	10,000	—	—	10,000	—	—
Class T common stock, $0.001 par value per share	350,000	6,869	6,869	350,000	2,858	2,858
Class S common stock, $0.001 par value per share	350,000	—	—	350,000	—	—
Class D common stock, $0.001 par value per share	350,000	2,673	2,673	350,000	1,479	1,479
Class I common stock, $0.001 par value per share	350,000	667	667	350,000	59	59

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the three months ended March 31, 2019 and 2018 (in thousands). There were no Class JX and S shares issued, redeemed or outstanding during the three months ended March 31, 2019.

	Class AX		Class TX		Class IX		Class T		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	19,123	$19	19,969	$21	96	$—	2,858	$3	1,479	$1	59	$—	43,584	$44
Issuance of common shares	136	—	155	1	1	—	4,011	4	1,198	1	608	1	6,109	7
Redemption of common shares	(163)	—	(195)	—	—	—	—	—	(4)	—	—	—	(362)	—
Balance as of March 31, 2019	19,096	$19	19,929	$22	97	$—	6,869	$7	2,673	$2	667	$1	49,331	$51

	Class AX		Class TX		Class IX		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2018	19,206	$19	19,958	$20	92	$—	39,256	$39
Issuance of common shares	145	—	162	—	1	—	308	—
Redemption of common shares	(116)	—	(17)	—	—	—	(133)	—
Balance as of March 31, 2018	19,235	$19	20,103	$20	93	$—	39,431	$39

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2019 through April 2019 at a gross distribution rate of $0.05208 per month for each share class (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees.

Distributions were made on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the Company’s distribution reinvestment plan were reinvested in shares of the same class as the shares on which the distributions were made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The following table outlines the Company’s total cash distributions declared to stockholders for each of the quarters ended during 2019 and 2018, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2019
March 31, 2019	$3,090	$3,614	$6,704
Total	$3,090	$3,614	$6,704
2018
December 31, 2018	$2,765	$3,168	$5,933
September 30, 2018	2,617	3,034	5,651
June 30, 2018	2,554	2,974	5,528
March 31, 2018	2,544	2,970	5,514
Total	$10,480	$12,146	$22,626

The table below outlines the net distributions declared for each class of shares for the three months ended March 31, 2019 and 2018. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors, less any applicable ongoing distribution and stockholder servicing fees.

	Three Months Ended March 31,
	2019	2018
Distributions declared per Class AX share, net	$0.16	$0.15
Distributions declared per Class TX share, net	$0.13	$0.13
Distributions declared per Class IX share, net	$0.15	$0.15
Distributions declared per Class T share, net	$0.13	$0.13
Distributions declared per Class S share, net	$0.13	$0.13
Distributions declared per Class D share, net	$0.15	$0.15
Distributions declared per Class I share, net	$0.16	$0.15

7. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and the Dealer Manager, Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended March 31,		Unpaid as of
Type and Recipient	2019	2018	March 31, 2019	December 31, 2018
Selling Commissions- Dealer Manager (1)	$1,170	$—	$—	$4
Dealer Manager Fee- Dealer Manager	207	—	—	3
Distribution & Stockholder Servicing Fees- Dealer Manager	2,989	—	10,723	8,332
Organization and Offering Costs- the Advisor	1,240	503	8,936	9,001
Asset Management Fees- the Advisor	1,487	1,206	1,687	1,317
Other- the Advisor (2)	493	392	427	691
Performance Participation Allocation- the Advisor (3)	1,120	1,591	1,120	5,954
Interest expense- Hines and its affiliates (4)	437	187	86	151
Property Management Fees- Hines and its affiliates	372	211	188	78
Construction Management Fees- Hines and its affiliates	67	112	5	28
Leasing Fees- Hines and its affiliates	107	84	330	228
Expense Reimbursement- Hines and its affiliates (with respect to management and operations of the Company's properties)	814	478	426	235
Total	$10,503	$4,764	$23,928	$26,022

(1)	Some or all of these fees may be reallowed to participating broker dealers rather than being retained by the Dealer Manager.

(2)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

(3)
Through its ownership of the special limited partner interest in the Operating Partnership, the Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return. Total return is defined as distributions paid or accrued plus the change in net asset value of the Company’s shares of common stock for the applicable period. This performance participation allocation is subject to the Company earning a 5% total return annually (as defined above), after considering the effect of any losses carried forward from the prior period (as defined in the Operating Partnership agreement). The performance participation allocation accrues monthly and is payable after the completion of each calendar year.

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

Financial Instruments Measured on a Recurring Basis

As described in “Note 5 — Derivative Instruments,” the Company entered into several interest rate contracts as economic hedges against the variability of future interest rates on its variable interest rate borrowings. The valuation of these derivative instruments is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate contracts have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2019 and 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

Additionally, as described in “Note 5 — Derivative Instruments,” the Company has entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. The valuation of these forward contracts is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including currency exchange rate curves and implied volatilities. The Company has determined its foreign currency forward contracts valuations are classified in Level 2 of the fair value hierarchy, as they are based on observable inputs but are not traded in active markets.

In the fourth quarter of 2018, the Company made its initial investments in real estate-related securities. These securities consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. In May 2019, the Company made an additional $10.0 million investment in real estate-related securities. The following table summarizes activity for the Company’s assets measured at fair value on a recurring basis.

	Basis of Fair Value Measurements
During the three months ended	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Gain (loss) on real estate-related securities
March 31, 2019	Investments in real estate-related securities	$10,799	$10,799	$—	$—	$1,166

Financial Instruments Fair Value Disclosures

As of March 31, 2019, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $545.6 million, was $541.0 million. As of December 31, 2018, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $545.8 million, was $540.3 million. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

9. REPORTABLE SEGMENTS

As described previously, the Company invests the net proceeds from its public offerings into its portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. The Company’s current business consists of owning, operating, acquiring, developing, investing in, and disposing of real estate assets and all of the Company’s consolidated revenues and property operating expenses are from these real estate properties.

Management evaluates the operating performance of each of its real estate properties at an individual investment level and considers each investment to be an operating segment. The Company has aggregated its operating segments into seven reportable segments: domestic office investments, domestic residential/living investments, domestic retail investments, domestic industrial investments, international industrial investments, international office investments, and international residential/living investments.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended March 31,
	2019	2018
Total Revenue
Domestic office investments	$4,209	$4,028
Domestic residential/living investments	2,732	1,214
Domestic retail investments	4,950	5,044
Domestic industrial investments	1,087	1,980
International industrial investments	4,753	—
International office investments	1,930	2,098
International residential/living investments	2,077	2,367
Total Revenue	$21,738	$16,731

For the three months ended March 31, 2019 and 2018, the Company’s total revenue was attributable to the following countries:

	Three Months Ended March 31,
	2019	2018
Total Revenue
United States	60%	73%
The Netherlands	18%	—%
Ireland	13%	18%
United Kingdom	5%	9%
Germany	4%	—%

For the three months ended March 31, 2019 and 2018, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Property revenues in excess of expenses (1)
Domestic office investments	$2,896	$2,718
Domestic residential/living investments	1,444	774
Domestic retail investments	2,812	3,162
Domestic industrial investments	701	1,532
International industrial investments	2,578	—
International office investments	947	1,602
International residential/living investments	1,524	1,724
Property revenues in excess of expenses	$12,902	$11,512

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of March 31, 2019 and December 31, 2018, the Company’s total assets by segment were as follows (in thousands):

	March 31, 2019	December 31, 2018
Total Assets
Domestic office investments	$128,406	$130,021
Domestic residential/living investments	123,014	126,175
Domestic retail investments	198,160	199,819
Domestic industrial investments	51,623	51,103
International industrial investments	184,043	190,001
International office investments	122,260	122,471
International residential/living investments	111,139	111,803
Corporate-level accounts	22,877	17,436
Total Assets	$941,522	$948,829

As of March 31, 2019 and December 31, 2018, the Company’s total assets were attributable to the following countries:

	March 31, 2019	December 31, 2018
Total Assets
United States	55%	55%
Ireland	18%	18%
The Netherlands	15%	15%
United Kingdom	7%	7%
Germany	5%	5%

For the three months ended March 31, 2019 and 2018 the Company’s reconciliation of the Company’s property revenues in excess of expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Reconciliation to property revenue in excess of expenses
Net income (loss)	$(3,999)	$11,376
Depreciation and amortization	9,328	7,341
Acquisition related expenses	4	135
Asset management fees	1,487	1,206
Performance participation allocation	1,120	1,591
General and administrative expenses	847	852
(Gain) loss on derivative instruments	1,110	2
(Gain) loss on real estate-related securities	(1,166)	—
Gain on sale of real estate	—	(14,491)
Foreign currency (gains) losses	69	25
Interest expense	4,197	2,814
Interest income	(124)	(12)
(Benefit) provision for income taxes	29	673
Total property revenues in excess of expenses	$12,902	$11,512

10. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4,074	$2,225
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$2,339	$1,840
Distributions reinvested	$3,430	$2,990
Shares tendered for redemption	$1,554	$760
Non-cash net liabilities assumed	$110	$—
Offering costs payable to the Advisor	$1,240	$503
Selling commissions, dealer manager fees and distribution and stockholder servicing fees payable to the Dealer Manager	$2,989	$—
Accrued capital additions	$1,983	$2,151
Accrued acquisition costs	$1,036	$—

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

12. SUBSEQUENT EVENTS

Lodz Urban Logistics

In April 2019, the Company entered into a Purchase and Sale Agreement to purchase Lodz Urban Logistics, an industrial logistics property located in Lodz, Poland. The net contract sales price for Lodz Urban Logistics is expected to be approximately €22.7 million (approximately $25.4 million assuming a rate of $1.12 per Euro as of the contract date), exclusive of transaction costs and closing prorations. The Company expects to fund the acquisition using proceeds from its public offerings, a mortgage secured by the property from a third-party and its credit facility with Hines. The Company expects the closing of this acquisition to occur in June 2019, subject to a number of closing conditions. However, the Company can provide no assurance that this acquisition will close on the expected timeline or at all.

ABC Westland

In May 2019, the Company acquired ABC Westland, an industrial property located in the Hague, the Netherlands. ABC Westland consists of 1,267,278 square feet of net rentable area and is, in the aggregate, 97.5% leased to 46 tenants. The purchase price for ABC Westland was €116.5 million (approximately $130.5 million assuming a rate of $1.12 per EUR on the date of the transaction), exclusive of transaction costs and working capital reserves. In connection with the acquisition of the property, the Company entered into a third-party mortgage loan for the principal sum of approximately €75.0 million (approximately $84.0 million assuming a rate of $1.12 per EUR on the date of the transaction). The mortgage loan has a floating interest rate of Euribor + 1.50% per annum. Repayment of principal is due in quarterly installments on each interest payment date, with the final payment being due on the last interest payment date of February 15, 2024.

*****

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

—	Our ability to complete acquisitions of properties under contract;

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

—	The lack of liquidity associated with our assets; and

—	Our ability to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the risk factors under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company

Hines Global Income Trust, Inc. (“Hines Global”), formerly known as Hines Global REIT II, Inc., was formed as a Maryland corporation on July 31, 2013, for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years. The Company has elected to be taxed as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

We raise capital for our investments through public offerings of our common stock. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014 and commenced our second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Follow-On Offering”) in December 2017. It is our intention to conduct a continuous offering for an indefinite period of time by conducting additional offerings of our shares of common stock following the conclusion of the Follow-On Offering. As of May 14, 2019, we had received gross offering proceeds of $606.8 million from the sale of 61.0 million shares through our public offerings, including shares issued pursuant to our distribution reinvestment plan.

Portfolio Highlights

We intend to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. As of March 31, 2019, we owned ten real estate investments consisting of 6.1 million square feet that were 95% leased. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of March 31, 2019 (“Estimated Values”), which are consistent with the values used to determine our net asset value (“NAV”) per share on that date.

The following charts depict the location of our real estate investments as of March 31, 2019. Approximately 52% of our portfolio is located throughout the United States and approximately 48% is located internationally, based on the Estimated Values.

The following table provides additional information regarding each of our properties and is presented as of March 31, 2019.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (1)	Estimated Going-in Capitalization Rate (2)	Leasable Square Feet	Percent Leased
Bishop’s Square	Dublin, Ireland	Office	3/2015; $103.2	6.1%	182,370	100%
Domain Apartments	Las Vegas, Nevada	Residential/Living	1/2016; $58.1	5.5%	331,038	95%
Cottonwood Corporate Center	Salt Lake City, Utah	Office	7/2016; $139.2	6.9%	487,283	99%
Goodyear Crossing II	Phoenix, Arizona	Industrial	8/2016; $56.2	8.5%	820,384	100%
Rookwood	Cincinnati, Ohio	Retail	1/2017; $193.7	6.0%	567,310	94%
Montrose Student Residences	Dublin, Ireland	Residential/Living	3/2017; $40.6	5.5%	53,835	100%
Queen’s Court Student Residences	Reading, United Kingdom	Residential/Living	10/2017; $65.3	6.2%	79,115	91%
Venue Museum District	Houston, Texas	Residential/Living	9/2018; $72.9	3.9%	294,964	89%
Fresh Park Venlo	Venlo, Netherlands	Industrial	10/2018; $136.3	6.7%	2,863,628	92%
Maintal Logistics	Frankfurt, Germany	Industrial	12/2018; $43.8	5.7%	386,176	96%
Total for All Investments					6,066,103	95%

(1)	For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

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

NAV and Distributions

We began determining an NAV per share on a monthly basis as of the end of January 2018. Since that time, our NAV per share has increased from $9.69 as of August 31, 2017 to $10.11 as of March 31, 2019 as illustrated in the chart below. Set forth below is additional historical information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).

1.
Please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2019 for additional information concerning the methodology used to determine, and the limitations of, the NAV per share as of March 31, 2019. Please see our Annual Reports on Form 10-K for the years ended December 31, 2018 and December 31, 2017 as well as our Current Reports on Form 8-K for additional information concerning the NAV per share determined as of prior dates.

2.
Our board of directors determined an NAV per share of $9.03 as of February 29, 2016. Prior thereto, $8.92 was considered to be the “net investment value” per share of our common stocks, which was equal to the offering price per share of $10.00 in effect at that time, as arbitrarily determined by our board of directors, net of the applicable selling commissions, dealer manager fees and issuer costs.

Set forth below is information regarding our gross annualized distribution rate, excluding any applicable distribution and stockholder servicing fees, since October 1, 2014 (the date our board first authorized distributions to be declared). As illustrated in the chart below, we increased our gross annualized distribution rate from $0.61 per share to $0.625 per share for the three months ended March 31, 2019.

1.
With the authorization of our board of directors, we declared distributions as of daily record dates and paid them on a monthly basis through December 31, 2017. Beginning in January 2018, we began, and intend to continue, to declare distributions as of monthly record dates and pay them on a monthly basis.

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

As of March 31, 2019
Shares Class	1-Year	3-Year	ITD
Class AX Shares (No Sales Load)	9.49%	11.63%	11.00%
Class AX Shares (With Sales Load)	N/A	7.27%	7.41%
Class TX Shares (No Sales Load)	8.41%	10.36%	10.29%
Class TX Shares (With Sales Load)	N/A	8.42%	8.15%
Class IX Shares (No Sales Load)	9.22%	N/A	9.10%
Class IX Shares (With Sales Load)	N/A	N/A	8.60%
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

As of March 31, 2019
Shares Class	1-Year	ITD
Class I Shares	9.49%	10.16%
Class D Shares	9.22%	9.88%
Class S Shares (No Sales Load)	8.41%	9.05%
Class S Shares (With Sales Load)	4.61%	5.93%
Class T Shares (No Sales Load)	8.41%	9.05%
Class T Shares (With Sales Load)	4.61%	5.93%

Critical Accounting Policies

Each of our critical accounting policies involve the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates.  In addition, application of these accounting policies involves the exercise of judgment regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. For a discussion of recent accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements. Also, a disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to our policies during 2019.

Financial Condition, Liquidity and Capital Resources

Our principal demands for funds are to make real estate investments, including capital expenditures, for the payment of operating expenses and distributions, and for the payment of principal and interest on any indebtedness we incur. Generally, we expect to meet operating cash needs from our cash flows from operating activities, and we expect to fund our investments using proceeds from our public offerings, debt proceeds and proceeds from the sales of real estate investments. As described above under the heading “—NAV and Distributions,” we may be required to continue to fund distributions from sources other than cash flows from operations.

We expect that once we have fully invested the proceeds of our public offerings and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions and redemptions. Our real estate-related securities portfolio may have embedded leverage, including through the use of reverse repurchase agreements and derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Further, our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. As of March 31, 2019 our portfolio was approximately 52% leveraged, based on the Estimated Values of our real estate investments owned as of that date, with a weighted average interest rate of 2.77%.

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

The following discussions provide additional details regarding our cash flows.

Cash Flows from Operating Activities

Our real estate properties generate cash flows in the form of rental revenues, which are used to pay direct leasing costs, property-level operating expenses and interest payments. Additionally, we incur corporate level costs and fees such as general and administrative expenses, asset management fees, and the performance participation allocation.

Net cash from operating activities for the three months ended March 31, 2019 decreased by $10.6 million as compared to the same period in the prior year. This change is primarily due to the payment of the performance participation allocation of

$6.0 million accrued as of December 31, 2018 related to the year then ended, which was paid to the Advisor during the three months ended March 31, 2019. This change is also attributable to decreases explained in Results of Operations—Same Store Analysis.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 and 2018 were primarily due to the following:

Three months ended March 31, 2019

•
Payment of $45.5 million primarily related to the acquisition of Maintal Logistics. Maintal Logistics was acquired in December 2018, but funding for the acquisition was not required until the debt closed in February 2019.

•
Capital expenditures of approximately $0.6 million primarily related to development work at Bishop’s Square and various capital improvements at our other properties. With respect to the development work at Bishop’s Square, the Company commenced construction in October 2017 and the project was substantially completed in April 2019.

•	Payments of $3.0 million to purchase real estate-related securities. We also received proceeds of $3.0 million from the sales of real estate-related securities.

Three months ended March 31, 2018

•	Capital expenditures of approximately $3.5 million primarily related to development work at Bishop’s Square and various capital improvements at our properties.

•
We received proceeds of $37.1 million from the sale of 2819 Loker Avenue East, a Class-A industrial property located in Carlsbad, California, on March 30, 2018. We sold 2819 Loker Avenue East for a contract sales price of $38.3 million and we acquired 2819 Loker Avenue East in December 2014 for a net purchase price of $25.4 million.

Cash Flows from Financing Activities

Public Offerings

We raised gross proceeds of $59.5 million from our public offerings during the three months ended March 31, 2019, excluding proceeds from the distribution reinvestment plan. We commenced our Follow-On Offering in December 2017, and during the three months ended March 31, 2018 had not yet raised any gross proceeds. In addition, during the three months ended March 31, 2019 and 2018, we redeemed $3.6 million and $1.3 million in shares of our common stock pursuant to our share redemption program, respectively.

In addition to the investing activities described previously, we have used proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the three months ended March 31, 2019 and 2018, we made payments of $2.0 million and $0.8 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our public offerings. The increase in selling commissions, dealer manager fees and distribution and stockholder servicing fees for the three months ended March 31, 2019 as compared to the same period in 2018 is due to the increase of capital raised since our restructuring and related modifications in our Follow-On Offering, which commenced in December 2017.

Until December 31, 2018, the Advisor advanced all of our organization and offering costs, consisting of issuer costs and certain underwriting costs (but excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) related to our public offerings, which totaled $9.0 million. In January 2019, we began reimbursing the Advisor in ratable amounts over 60 months for all such advanced expenses, as well as any organization and offering costs incurred subsequent to December 31, 2018, to the extent cumulative organization and offering costs paid by the Company do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from our public offerings. For the three months ended March 31, 2019, we reimbursed the Advisor $1.3 million for organization and offering costs.

Distributions

In January 2018, we began and intend to continue to declare distributions as of monthly record dates and pay them on a monthly basis. With the authorization of our board of directors, we declared monthly distributions from January 2019 through April 2019 at a gross distribution rate of $0.05208 per month for each share class less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those stockholders participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

Distributions paid to stockholders during the three months ended March 31, 2019 and 2018 were $6.4 million and $5.5 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the three months ended March 31, 2019 and March 31, 2018, we funded 100% and 15% of total distributions with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds.

The following table outlines our total distributions declared to stockholders for each quarter during 2019 and 2018, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	Stockholders			Distributions Paid With Cash Flows From Operating Activities (1)
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2019
March 31, 2019	$3,090	$3,614	$6,704	$—	—%
Total	$3,090	$3,614	$6,704	$—	—%
2018
December 31, 2018	$2,765	$3,168	$5,933	$3,091	52%
September 30, 2018	2,617	3,034	5,651	5,654	100%
June 30, 2018	2,554	2,974	5,528	2,065	37%
March 31, 2018	2,544	2,970	5,514	4,674	85%
Total	$10,480	$12,146	$22,626	$15,484	68%

(1)	Includes distributions paid to noncontrolling interests.

Debt Financings

As mentioned above under “—Financial Condition, Liquidity and Capital Resources,” our portfolio was approximately 52% leveraged as of March 31, 2019 (based on the Estimated Values). Our total loan principal outstanding had a weighted average interest rate of 2.77% as of March 31, 2019. Below is additional information regarding our loan activity for the three months ended March 31, 2019 and 2018. See “Note 4 — Debt Financing” for additional information regarding our outstanding debt.

Three months ended March 31, 2019

•
We entered into $26.7 million of permanent mortgage financing related to the acquisition of Maintal Logistics, which was acquired on December 31, 2018. Funding for the acquisition was not required until the loan closed in February 2019.

•
We borrowed $14.0 million under the Hines Credit Facility primarily to provide cash for the acquisition of Maintal Logistics and made payments of $37.5 million on this facility. We had an outstanding balance of $31.5 million under this facility as of March 31, 2019.

Three months ended March 31, 2018

•
We borrowed $15.5 million under the Hines Credit Facility primarily to provide cash for the Bishop's Square expansion. We had an outstanding balance of $26.7 million under the Hines Credit Facility as of March 31, 2018 which was subsequently repaid in April 2018 using proceeds received from the sale of 2819 Loker Avenue East.

Results of Operations

Same Store Analysis

The following table presents the property-level revenues in excess of expenses for the three months ended March 31, 2019, as compared to the same period in 2018, by reportable segment. Same-store properties for the three months ended March 31, 2019 includes seven properties that were 97% leased as of March 31, 2019 and March 31, 2018. In total, property revenues in excess of expenses of the same-store properties decreased 12% for the three months ended March 31, 2019 as compared to the same period in 2018.

Below is additional information regarding our same-store results and other financial results with variances from the comparative period. All amounts are in thousands, except for percentages:

	Three Months Ended March 31,		Change
	2019	2018	$		%
Property revenues in excess of expenses(1)
Same-store properties
Domestic office investments	$2,896	$2,718	$178		7%
Domestic residential/living investments	850	774	76		10%
Domestic retail investments	2,812	3,162	(350)	(2)	(11)%
Domestic industrial investments	701	1,026	(325)	(3)	(32)%
International office investments	947	1,602	(655)	(4)	(41)%
International residential/living investments	1,524	1,724	(200)		(12)%
Total same-store properties	$9,730	$11,006	$(1,276)		(12)%
Recent acquisitions	3,172	—	3,172		100%
Disposed properties	—	506	(506)		(100)%
Total property revenues in excess of expenses	$12,902	$11,512	$1,390		12%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

(2)	The decrease is primarily due to a decline in revenue resulting from the early move-out of two tenants, as well as various increases in property operating expenses.

(3)
The decrease is primarily due to a decline in revenue, primarily resulting from the free rent period of a tenant’s amended lease. The lease was amended in the fourth quarter of 2018 and the free rent period expired in March 2019.

(4)
The decrease is primarily due to a decline in revenue at Bishop’s Square as a result of vacant space during the three months ended March 31, 2019, resulting from the redevelopment. Construction was substantially completed in April 2019 and the building was 100% leased as of March 31, 2019.

Other Changes

The table below includes additional information regarding changes in our results of operations for the three months ended March 31, 2019, including explanations for significant changes:

	Three Months Ended March 31,		Change
	2019	2018	$	%
Other
Depreciation and amortization	$9,328	$7,341	$1,987	27%
Acquisition related expenses	$4	$135	$(131)	(97)%
Asset management fees	$1,487	$1,206	$281	23%
Performance participation allocation	$1,120	$1,591	$(471)	(30)%
General and administrative expenses	$847	$852	$(5)	(1)%
Gain on sale of real estate	$—	$14,491	$(14,491)	N/A*
Interest expense	$4,197	$2,814	$1,383	49%
Benefit (provision) for income taxes	$(29)	$(673)	$644	(96)%

* Not a meaningful percentage
Depreciation and amortization: Depreciation and amortization expense increased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to real estate investments acquired during the year ended December 31, 2018.
Asset management fees: Asset management fees increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily due to real estate investments acquired in 2018.
Performance participation allocation: Performance participation allocation decreased for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to changes in our NAV per share between the periods. NAV per share remained relatively unchanged throughout the three months ended March 31, 2019, while a total increase of $0.13 per share was seen during the three months ended March 31, 2018.
Gain on sale of real estate: We sold 2819 Loker Avenue East for a contract sales price of $38.3 million on March 30, 2018 and we acquired 2819 Loker Avenue East in December 2014 for a net purchase price of $25.4 million. We recognized a gain of $14.5 million related to this sale. We had no property dispositions during the three months ended March 31, 2019.
Interest expense: Interest expense increased for the three months ended March 31, 2019 as a result of an increase in our principal outstanding during the period.
Benefit (provision) for income taxes: Provision for income taxes decreased from the three months ended March 31, 2018 to the three months ended March 31, 2019 as a result of changes in our deferred tax assets and liabilities related to book / tax timing differences at our international subsidiaries.

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the three months ended March 31, 2019 and 2018 and the period from inception through March 31, 2019 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO is not useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended March 31,		Period from July 31, 2013 (date of inception) through March 31, 2019
	2019	2018
Net income (loss)	$(3,999)	$11,376	$(40,371)
Depreciation and amortization (1)	9,328	7,341	91,121
Gain on sale of real estate	—	(14,491)	(14,491)
Adjustments for noncontrolling interests (2)	(15)	1	131
Funds From Operations attributable to common stockholders	$5,314	$4,227	$36,390
Basic and diluted income (loss) per common share	$(0.09)	$0.29	$(2.01)
Funds From Operations attributable to common stockholders per common share	$0.11	$0.11	$1.82
Weighted average shares outstanding	47,038	39,398	19,994

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•
For the three months ended March 31, 2019 and 2018, the Dealer Manager earned distribution and stockholder servicing fees of $0.6 million and $0.5 million, respectively, which are paid by Hines Global. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through March 31, 2019 were $4.7 million.

•
As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. We do not consider the performance participation allocation in evaluating our operating performance. For the three months ended March 31, 2019 and 2018, we incurred $1.1 million and $1.6 million in performance participation allocation fees. Total performance participation allocation fees incurred were $7.3 million from inception through March 31, 2019. Refer to “Note 7—Related Party Transactions” for more information on the performance participation allocation.

•
For the three months ended March 31, 2019 and 2018, we recorded non-cash adjustments primarily related to amortization of out-of-market lease intangibles and lease incentives and straight-line rent adjustments, which resulted in a net increase to rental revenue of $2.2 million and $0.5 million respectively.

•
We recorded non-cash adjustments related to gains/losses on derivative instruments and/or foreign currencies and certain amounts related to deferred taxes, which reduced net income by approximately $1.2 million for the three months ended March 31, 2019. Such amounts were insignificant in prior periods.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees to fund distributions to our stockholders. For example, we funded 100% and 15% of total distributions for the three months ended March 31, 2019 and 2018, respectively, with cash flows from other sources, such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through March 31, 2019, we declared $62.2 million of distributions to our stockholders, compared to our total aggregate FFO of $36.4 million and our total aggregate net loss of $40.4 million for that period. We incurred acquisition fees and expenses of $23.3 million from inception through December 31, 2017 in connection with our real estate investments, which were recorded as reductions to net income (loss) and FFO. We adopted ASU 2017-01 on January 1, 2018, which allows us to capitalize acquisition-related costs and fees instead of treating them as operating expenses under GAAP. For the three months ended March 31, 2019, we declared $6.7 million of distributions to our stockholders compared to our total aggregate FFO of $5.3 million. For the three months ended March 31, 2018, we declared $5.5 million of distributions to our stockholders compared to our total aggregate FFO of $4.2 million.

Related Party Transactions and Agreements

We have entered into agreements with our Advisor, our Dealer Manager and Hines and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. During the organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee, distribution and stockholder servicing fees, and payments to our Advisor for reimbursement of organization and offering costs. During the acquisition and operational stages, these include payments for certain services related to the management and performance of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 7 — Related Party Transactions in Item 1 of this Quarterly Report on Form 10-Q, as well as Note 8 — Related Party Transactions in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information concerning our related party transactions and agreements.

Off-Balance Sheet Arrangements

As of March 31, 2019 and December 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Lodz Urban Logistics

In April 2019, the Company entered into a Purchase and Sale Agreement to purchase Lodz Urban Logistics, an industrial logistics property located in Lodz, Poland. The net contract sales price for Lodz Urban Logistics is expected to be approximately €22.7 million (approximately $25.4 million assuming a rate of $1.12 per Euro as of the contract date), exclusive of transaction costs and closing prorations. The Company expects to fund the acquisition using proceeds from its public offerings, a mortgage secured by the property from a third-party and its credit facility with Hines. The Company expects the closing of this acquisition to occur in June 2019, subject to a number of closing conditions. However, the Company can provide no assurance that this acquisition will close on the expected timeline or at all.

ABC Westland

In May 2019, we acquired ABC Westland, an industrial property located in the Hague, the Netherlands. ABC Westland consists of 1,267,278 square feet of net rentable area and is, in the aggregate, 97.5% leased to 46 tenants. The purchase price for ABC Westland was €116.5 million (approximately $130.5 million assuming a rate of $1.12 per EUR on the date of the transaction), exclusive of transaction costs and working capital reserves. In connection with the acquisition of the property, we entered into a third-party mortgage loan for the principal sum of approximately €75.0 million (approximately $84.0 million assuming a rate of $1.12 per EUR on the date of the transaction). The mortgage loan has a floating interest rate of Euribor + .015 per annum. Repayment of principal is due in quarterly installments on each interest payment date, with the final payment being due on the last interest payment date of February 15, 2024.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of March 31, 2019, we were exposed to the following market risks.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of March 31, 2019, we had $376.0 million of variable-rate debt outstanding. If interest rates were to increase by 1% and everything else remained the same, we would incur an additional $3.8 million in interest expense annually. Additionally, we have entered into interest rate cap agreements to limit our exposure to rising interest rates related to our mortgage loans secured by our investment properties. See Note 4 — Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt.

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

	Reduction in Book Value as of March 31, 2019	Reduction in Net Income (Loss) for the Three Months Ended March 31, 2019
EUR	$10,084	$77
GBP	$2,515	$18

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of May 14, 2019, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

As of March 31, 2019, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 29, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

Issuer Redemptions of Equity Securities

Our share redemption program may allow stockholders who have purchased shares from us or received their shares through a non-cash transaction, not in the secondary market, to have their shares redeemed subject to certain limitations and restrictions. Redemptions under our share redemption program will be made on a monthly basis. Subject to the limitations of and restrictions on our share redemption program, and subject to funds being available as described below, shares redeemed under our share redemption program will be redeemed at the transaction price in effect on the date of redemption, which generally will be a price equal to the NAV per share applicable to the class of shares being redeemed and most recently disclosed by us in a public filing with the SEC (subject to the 5% holding discount described below).
Under our share redemption program, we may redeem during any calendar month shares whose aggregate value (based on the redemption price per share in effect when the redemption is effected) is 2% of our aggregate NAV as of the last calendar day of the previous month (the “2% Monthly Limitation”) and during any calendar quarter whose aggregate value (based on the redemption price per share in effect when the redemption is effected) is up to 5% of our aggregate NAV as of the last calendar day of the prior calendar quarter (the “5% Quarterly Limitation”). During a given quarter, if in each of the first two months of such quarter the 2% Monthly Limitation is reached and stockholders’ redemptions are reduced pro rata for such months, then in the third and final month of that quarter, the applicable limit for such month will likely be less than 2% of our aggregate NAV as of the last calendar day of the previous month because the redemptions for that month, combined with the redemptions in the previous two months, cannot exceed the 5% Quarterly Limitation.
There is no minimum holding period for shares under our share redemption program and stockholders may request that we redeem their shares at any time. However, shares that have not been outstanding for at least one year will be redeemed at 95% of the transaction price (the “5% holding discount”) that would otherwise apply; provided, that, the period that a share was held prior to being converted into a share of another class pursuant to our charter will count toward the total hold period for such share, as converted. Upon request, we may waive the 5% holding discount in the case of death or disability of a stockholder. The 5% holding discount also will be waived with respect to shares issued pursuant to our distribution reinvestment plan and any shares that we issue as stock dividends.
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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
January 1, 2019 to January 31, 2019	118,054	$9.96	118,054	767,952
February 1, 2019 to February 28, 2019	111,732	$10.10	111,732	801,432
March 1, 2019 to March 31, 2019	120,336	$10.11	120,336	937,361
Total	350,122		350,122

(1)
Amount provided represents the 2% Monthly Limitation which can be further limited by the 5% Quarterly Limitation. See the description of the share redemption program above for a description of the limitations on the number of shares that may be redeemed pursuant to the share redemption program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Pre- Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11, File No. 333-191106 (the “IPO Registration Statement”) on August 15, 2014 and incorporated by reference herein)

3.2
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the IPO Registration Statement on December 12, 2014 and incorporated by reference herein)

3.3
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 6 to the IPO Registration Statement on August 12, 2015 and incorporated by reference herein)

3.4
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 12 to the IPO Registration Statement on April 28, 2017 and incorporated by reference herein)

3.5
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on October 16, 2017 and incorporated by reference herein)

3.6
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.5 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11. File No. 333-220046 (the “Follow-On Registration Statement”) on December 1, 2017 and incorporated by reference herein)

3.7
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.6 to Pre-Effective Amendment No. 1 to the Follow-On Registration Statement on December 1, 2017 and incorporated by reference herein)

3.8
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.7 to Pre-Effective Amendment No. 1 to the Follow-On Registration Statement on December 1, 2017 and incorporated by reference herein)

3.9
Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the IPO Registration Statement on August 15, 2014 and incorporated by reference herein)

3.10
Amendment No. 1 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.), dated September 23, 2015 (filed as Exhibit 3.5 to Post-Effective Amendment No. 7 to the IPO Registration Statement on November 17, 2015 and incorporated by reference herein)

3.11
Amendment No. 2 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on September 14, 2017 and incorporated by reference herein)

4.1
Forms of Subscription Agreement (included as Appendix A-1 and Appendix A-2 to the Post-Effective Amendment No. 11 to the Follow-On Registration Statement on April 12, 2019 and incorporated by reference herein)

4.2
Sixth Amended and Restated Distribution Reinvestment Plan, effective as of December 4, 2017 (included as Appendix B to the Prospectus included in Post-Effective Amendment No. 11 to the Follow-On Registration Statement on April 12, 2019 and incorporated by reference herein)

10.1
Form of Indemnification Agreement entered into between Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and each of the following persons as of August 15, 2014: Jeffrey C. Hines, Charles M. Baughn, Humberto Cabañas, Dougal A. Cameron, John O. Niemann, Jr., Sherri W. Schugart, Ryan T. Sims, David L. Steinbach, Kevin L. McMeans and J. Shea Morgenroth (filed as Exhibit 10.4 to the IPO Registration Statement on September 11, 2013 and incorporated by reference herein)

10.2
Amended and Restated Escrow Agreement, dated as of December 12, 2014, by and among Hines Securities Inc., Hines Global REIT II, Inc. and UMB Bank, N.A. (filed as Exhibit 10.3 to Post-Effective Amendment No. 1 to the IPO Registration Statement on December 12, 2014 and incorporated by reference herein)

10.3
Open End Mortgage and Security Agreement dated as of April 1, 2015 by and between Nationwide Life Insurance Company, as Lender, and CLP-SPF Rookwood Commons, LLC, as Borrower (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 9, 2017 and incorporated by reference herein)

10.4
Open End Mortgage and Security Agreement dated as of July 1, 2013 by and between Nationwide Life Insurance Company, as Lender, and CLP-SPF Rookwood Pavilion, LLC, as Borrower (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on January 9, 2017 and incorporated by reference herein)

10.5
Promissory Note, dated as of January 29, 2016 by and between Hines Global REIT II 891 Coronado LLC, as borrower, and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 4, 2016 and incorporated by reference herein)

10.6
Loan Agreement, dated as of July 5, 2016 by and between Principal Life Insurance Company, as Lender and HGREIT II Cottonwood Center LLC, as Borrower (filed as Exhibit 10.26 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.7
Term Loan Agreement, dated as of August 18, 2016 by and between SunTrust Bank, as Lender and HGREIT II Goodyear Crossing LLC, as Borrower (filed as Exhibit 10.27 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.8
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and Hines Interests Limited Partnership (Domestic Multi-family and Industrial Properties) (filed as Exhibit 10.30 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.9
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and Hines Interests Limited Partnership (Domestic Office Properties) (filed as Exhibit 10.29 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.10
Assumption and Modification Agreement dated as of January 6, 2017, by and between Nationwide Life Insurance Company, as Lender, CLP-SPF Rookwood Pavilion LLC, as Original Borrower, and HGREIT II Madison Road LLC, as Borrower (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on January 9, 2017 and incorporated by reference herein)

10.11
Assumption and Modification Agreement dated as of January 6, 2017, by and between Nationwide Life Insurance Company, as Lender, CLP-SPF Rookwood Commons LLC, as Original Borrower, and HGREIT II Edmondson Road LLC, as Borrower (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on January 9, 2017 and incorporated by reference herein)

10.12
Uncommitted Loan Agreement, dated as of October 2, 2017, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 3, 2017 and incorporated by reference herein)

10.13	Form of Restricted Share Award Agreement (filed as Exhibit 99(a)(1)(G) to the Registrant’s tender offer statement on Schedule TO on October 3, 2017 and incorporated by reference herein)
10.14
First Amendment to Uncommitted Loan Agreement, dated as of November 30, 2017, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 6, 2017 and incorporated by reference herein)

10.15
Amended and Restated Advisory Agreement, dated as of December 6, 2017, by and among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP, and Hines Global Income Trust, Inc. (filed as Exhibit 10.2 to Post-Effective Amendment No. 1 to the Follow-On Registration Statement on December 6, 2017 and incorporated by reference herein)

10.16
Fifth Amended and Restated Agreement of Limited Partnership of Hines Global REIT II Properties LP, dated as of March 6, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 12, 2018 and incorporated by reference herein)

10.17
Purchase and Sale Agreement, dated as of August 17, 2018, by and between Grayco Lui Museum Investment 2006 LP, Grayco Lui Museum Investment II LP, as sellers and HGIT 5353 Fannin LP and HGIT 5353 Fannin Lot Parcel, Inc. as purchasers (filed as Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q on November 14, 2018 and incorporated by reference herein)

10.18
Facility Agreement, dated as of October 3, 2018 by and between Deutsche Pfandbriefbank AG as the Original Lender, Agent and Security Agent and HGIT Venrayseweg 100 Venlo Coöperatief U. A., as Borrower, and HGIT Fresh Park Venlo Holdings LLC and HGIT Fresh Park Partner LLC as Guarantors (filed as Exhibit 10.28 to the Registrant’s Post-Effective Amendment No. 16 to the Follow-On Registration Statement on December, 20 2018 and incorporated by reference herein)

10.19
Agreement regarding the Release of a Perpetual Right of Leasehold, dated as of October 5 2018, by and between Fresh Park Venlo B.V., as seller and HGIT Venrayseweg 100 Venlo Coöperatief U.A., as buyer (filed as Exhibit 10.27 to the Registrant’s Post-Effective Amendment No. 16 to the Follow-On Registration Statement on December, 20 2018 and incorporated by reference herein)

10.20
Investment Management Agreement, dated July 31, 2018 between Security Capital Research & Management Incorporated and Hines Global Investments, Inc. (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 17 to the Follow-On Registration Statement on December 31, 2018 and incorporated by reference herein)

10.21
Acknowledgment of Renewal and Extension of Advisory Agreement of Hines Global Income Trust, Inc., dated December 6, 2018, by and among Hines Global Income Trust, Inc., Hines Global REIT II Properties, LP and Hines Global REIT II Advisors LP (filed as Exhibit 10.32 to the Registrant’s Post-Effective Amendment No. 16 to the Follow-On Registration Statement on December, 20 2018 and incorporated by reference herein)

10.22
Selected Dealer Agreement, dated as of December 13, 2018, by and among Hines Global Income Trust, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 19, 2018 and incorporated by reference herein)

10.23
Cost Reimbursement Agreement, dated as of December 13, 2018, by and among Hines Global Income Trust, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP, and American Enterprise Investment Services Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on December 19, 2018 and incorporated by reference herein)

10.24
Second Amendment to Uncommitted Loan Agreement, dated as of December 13, 2018, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on December 19, 2018 and incorporated by reference herein)

31.1*	Certification
31.2*	Certification
32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Pursuant to SEC Release 34-47551 this Exhibit is furnished to the SEC herewith and shall not be deemed to be “filed.”

99.1
Hines Global Income Trust, Inc. Amended and Restated Share Redemption Program, effective as of November 27, 2018 (filed as Exhibit 99.1 to Post-Effective Amendment No. 14 to the Follow-On Registration Statement on November 27, 2018 and incorporated by reference herein)

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

HINES GLOBAL INCOME TRUST, INC.

May 14, 2019	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

May 14, 2019	By:	/s/ Ryan T. Sims
Ryan T. Sims
Chief Financial Officer and Secretary