Form 10-Q
period 2019-06-30
HINES GLOBAL INCOME TRUST, INC.
filed 2019-08-14
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-55599

Hines Global Income Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland		80-0947092
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard
Suite 5000
Houston	Texas	77056-6118
(Address of principal executive offices)		(Zip code)

(888) 220-6121
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

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

As of August 1, 2019, approximately 19.0 million shares of the registrant’s Class AX common stock, 20.0 million shares of the registrant’s Class TX common stock, 0.1 million shares of the registrant’s Class IX common stock, 21.0 million shares of the registrant’s Class T common stock, 5.6 million shares of the registrant’s Class D common stock and 3.7 million shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2019	December 31, 2018
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$917,662	$787,189
Investments in real estate-related securities	19,833	9,599
Cash and cash equivalents	34,353	27,138
Restricted cash	7,026	9,848
Derivative instruments	63	174
Tenant and other receivables, net	11,007	8,995
Intangible lease assets, net	54,086	90,697
Right-of-use asset, net	33,691	—
Deferred leasing costs, net	18,031	13,282
Other assets	3,012	1,907
Total assets	$1,098,764	$948,829
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$21,183	$26,186
Due to affiliates	30,205	26,022
Intangible lease liabilities, net	18,290	18,034
Other liabilities	10,310	55,391
Distributions payable	2,860	2,024
Note payable to affiliate	—	55,000
Notes payable, net	596,812	487,439
Total liabilities	679,660	670,096

Commitments and contingencies (Note 11)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2019 and December 31, 2018	—	—
Common shares, $0.001 par value per share (Note 6)	62	44
Additional paid-in capital	533,778	371,274
Accumulated distributions in excess of earnings	(113,933)	(91,711)
Accumulated other comprehensive income (loss)	(803)	(874)
Total stockholders’ equity	419,104	278,733
Noncontrolling interests	—	—
Total equity	419,104	278,733
Total liabilities and equity	$1,098,764	$948,829
See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2019 and 2018
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$23,018	$15,725	$44,468	$32,168
Other revenue	536	249	823	537
Total revenues	23,554	15,974	45,291	32,705
Expenses:
Property operating expenses	5,170	2,668	10,706	5,494
Real property taxes	2,699	2,018	5,297	4,099
Property management fees	940	344	1,644	656
Depreciation and amortization	9,741	6,959	19,069	14,300
Acquisition related expenses	13	10	17	144
Asset management fees	1,801	1,214	3,288	2,420
Performance participation allocation	1,476	1,185	2,597	2,777
General and administrative expenses	948	659	1,795	1,511
Total expenses	22,788	15,057	44,413	31,401
Other income (expenses):
Gain (loss) on derivative instruments	(77)	(45)	(1,187)	(47)
Gain (loss) on investments in real estate-related securities	161	—	1,327	—
Gain on sale of real estate	—	—	—	14,491
Foreign currency gains (losses)	(267)	(291)	(336)	(316)
Interest expense	(4,317)	(2,677)	(8,514)	(5,491)
Interest income	244	34	372	47
Income (loss) before benefit (provision) for income taxes	(3,490)	(2,062)	(7,460)	9,988
Benefit (provision) for income taxes	40	654	11	(20)
Net income (loss)	(3,450)	(1,408)	(7,449)	9,968
Net (income) loss attributable to noncontrolling interests	(4)	(3)	(7)	(6)
Net income (loss) attributable to common stockholders	$(3,454)	$(1,411)	$(7,456)	$9,962
Basic and diluted income (loss) per common share	$(0.06)	$(0.04)	$(0.14)	$0.25
Weighted average number of common shares outstanding	57,004	39,489	52,049	39,443

Comprehensive income (loss):
Net income (loss)	$(3,450)	$(1,408)	$(7,449)	$9,968
Other comprehensive income (loss):
Foreign currency translation adjustment	2,091	(5,515)	71	(2,799)
Comprehensive income (loss)	$(1,359)	$(6,923)	$(7,378)	$7,169
Comprehensive (income) loss attributable to noncontrolling interests	(4)	(3)	(7)	(6)
Comprehensive income (loss) attributable to common stockholders	$(1,363)	$(6,926)	$(7,385)	$7,163

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2019 and 2018
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2019	43,584	$44	$371,274	$(91,711)	$(874)	$278,733	$—
Issuance of common shares	6,109	7	62,886	—	—	62,893	—
Distributions declared	—	—	—	(6,704)	—	(6,704)	(3)
Redemption of common shares	(362)	—	(4,014)	—	—	(4,014)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(4,366)	—	—	(4,366)	—
Offering costs	—	—	(1,240)	—	—	(1,240)	—
Net income (loss)	—	—	—	(4,002)	—	(4,002)	3
Foreign currency translation adjustment	—	—	—	—	(2,020)	(2,020)	—
Balance as of March 31, 2019	49,331	$51	$424,540	$(102,417)	$(2,894)	$319,280	$—
Issuance of common shares	11,785	11	121,908	—	—	121,919	—
Distributions declared	—	—	—	(8,062)	—	(8,062)	(4)
Redemption of common shares	(402)	—	(3,111)	—	—	(3,111)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(8,511)	—	—	(8,511)	—
Offering costs	—	—	(1,048)	—	—	(1,048)	—
Net income (loss)	—	—	—	(3,454)	—	(3,454)	4
Foreign currency translation adjustment	—	—	—	—	2,091	2,091	—
Balance as of June 30, 2019	60,714	$62	$533,778	$(113,933)	$(803)	$419,104	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2018	39,256	$39	$336,761	$(68,193)	$4,938	$273,545	$—
Issuance of common shares	308	—	2,990	—	—	2,990	—
Distributions declared	—	—	—	(5,514)	—	(5,514)	(3)
Redemption of common shares	(133)	—	(2,032)	—	—	(2,032)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	4	—	—	4	—
Offering costs	—	—	(17)	—	—	(17)	—
Net income (loss)	—	—	—	11,373	—	11,373	3
Foreign currency translation adjustment	—	—	—	—	2,716	2,716	—
Balance as of March 31, 2018	39,431	$39	$337,706	$(62,334)	$7,654	$283,065	$—
Issuance of common shares	464	1	4,598	—	—	4,599	—
Distributions declared	—	—	—	(5,528)	—	(5,528)	(3)
Redemption of common shares	(395)	—	(4,212)	—	—	(4,212)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(28)	—	—	(28)	—
Offering costs	—	—	(1,627)	—	—	(1,627)	—
Net income (loss)	—	—	—	(1,411)	—	(1,411)	3
Foreign currency translation adjustment	—	—	—	—	(5,515)	(5,515)	—
Balance as of June 30, 2018	39,500	$40	$336,437	$(69,273)	$2,139	$269,343	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2019 and 2018
(UNAUDITED)

	2019	2018
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,449)	$9,968
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	19,673	14,307
Gain on sale of real estate	—	(14,491)
Foreign currency (gains) losses	336	316
(Gain) loss on derivative instruments	1,187	47
(Gain) loss on investments in real estate-related securities	(1,327)	—
Changes in assets and liabilities:
Change in other assets	(683)	384
Change in tenant and other receivables	(2,032)	1,933
Change in deferred leasing costs	(5,616)	(4,335)
Change in accounts payable and accrued expenses	(3,629)	(198)
Change in other liabilities	(5,958)	(2,947)
Change in due to affiliates	(2,680)	1,755
Net cash from (used in) operating activities	(8,178)	6,739
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(182,714)	—
Capital expenditures at operating properties	(3,886)	(8,095)
Proceeds from sale of real estate	—	37,087
Purchases of real estate-related securities	(14,086)	—
Proceeds from settlement of real estate-related securities	5,180	—
Net cash from (used in) investing activities	(195,506)	28,992
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	177,269	1,628
Redemption of common shares	(7,704)	(5,174)
Payment of offering costs	(2,734)	—
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(5,570)	(1,322)
Distributions paid to stockholders and noncontrolling interests	(6,394)	(5,111)
Proceeds from notes payable	109,935	—
Payments on notes payable	(957)	(844)
Proceeds from related party note payable	44,000	15,500
Payments on related party note payable	(99,000)	(26,700)
Change in security deposit liability	250	100
Deferred financing costs paid	(631)	(127)
Payments related to interest rate contracts	(39)	(10)
Net cash from (used in) financing activities	208,425	(22,060)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(348)	(1,087)
Net change in cash, restricted cash and cash equivalents	4,393	12,584
Cash, restricted cash and cash equivalents, beginning of period	36,986	24,553
Cash, restricted cash and cash equivalents, end of period	$41,379	$37,137

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST INC, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2019 and 2018

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of June 30, 2019 and December 31, 2018, the results of operations for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018.

Hines Global Income Trust, Inc. (the “Company”), formerly known as Hines Global REIT II, Inc., was incorporated in Maryland on July 31, 2013, to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years. The Company is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through Hines Global REIT II Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of June 30, 2019 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

As of June 30, 2019, the Company owned direct real estate investments in eleven properties totaling 7.3 million square feet that were 96% leased. The Company raises capital for its investments through public offerings of its common stock. The Company commenced its initial public offering of up to $2.5 billion in shares of its common stock (the “Initial Offering”) in August 2014, and commenced its second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under its distribution reinvestment plan (the “Follow-On Offering”) in December 2017. As of August 14, 2019, the Company had received gross offering proceeds of $738.9 million from the sale of 73.8 million shares through its public offerings, including shares issued pursuant to its distribution reinvestment plan.

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

Investments in Real Estate-Related Securities

In the fourth quarter of 2018, the Company made its initial investments in real estate-related securities and as of June 30, 2019 has $20.0 million invested in these securities. These securities consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis, which resulted in a realized gain of $165,000 and an unrealized loss of $4,000 for the three months ended June 30, 2019, and a realized gain of $228,000 and an unrealized gain of $1.1 million for the six months ended June 30, 2019, both of which are recorded in “gain (loss) on investments in real estate-related securities” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). In July 2019, the Company made an additional $15.0 million investment in real estate-related securities.

Tenant and Other Receivables

Tenant and other receivables consists primarily of receivables attributable to straight-line rent and receivables related to base rents and tenant reimbursements. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements. Straight-line rent receivables were $7.3 million and $5.8 million as of June 30, 2019 and December 31, 2018, respectively.

Other Assets

Other assets included the following (in thousands):

	June 30, 2019	December 31, 2018
Prepaid insurance	$806	$493
Prepaid property taxes	347	80
Deferred tax assets (1)	979	844
Other	880	490
Other assets	$3,012	$1,907

(1)	Includes the effects of a valuation allowance of $1.7 million and $0.8 million as of June 30, 2019 and December 31, 2018, respectively.

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

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Buildings and improvements (1)	$773,380	$693,834
Less: accumulated depreciation	(40,003)	(30,574)
Buildings and improvements, net	733,377	663,260
Land	184,285	123,929
Investment property, net	$917,662	$787,189

(1)
In October 2017, the Company commenced construction at Bishop’s Square to add an additional floor and make various upgrades to the property. The construction was completed in July 2019. Included in buildings and improvements is approximately $16.7 million and $14.5 million of construction-in-progress related to the expansion of Bishop’s Square as of June 30, 2019 and December 31, 2018, respectively.

Recent Acquisition of Investment Property

In May 2019, the Company acquired ABC Westland, an industrial property located in The Hague, Netherlands. The net purchase price for ABC Westland was €116.4 million (approximately $130.3 million assuming a rate of $1.12 per EUR as of the acquisition date), exclusive of transaction costs and working capital reserves. The amount recognized for the asset acquisition as of the acquisition date was determined by allocating the net purchase price as follows (in thousands):

Building and Improvements		Land	In-place Lease Intangibles	Out-of-Market Lease Intangibles, Net	Total
$74,059	(1)	$59,664	$6,902	$(1,124)	$139,501

(1)
Amount includes approximately €14.1 million (approximately $15.8 million assuming a rate of $1.12 per EUR as of the acquisition date) of solar panels at date of acquisition, which are to be depreciated using the straight-line method assuming a useful life of 25 years.

As of June 30, 2019, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases (1)	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$87,802	$5,692	$(23,458)
Less: accumulated amortization	(36,950)	(2,458)	5,168
Net	$50,852	$3,234	$(18,290)

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

Amortization expense of in-place leases was $4.6 million and $3.8 million for the three months ended June 30, 2019 and 2018, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $0.5 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively.

Amortization expense of in-place leases was $9.3 million and $7.8 million for the six months ended June 30, 2019 and 2018, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $0.6 million and $0.5 million for the six months ended June 30, 2019 and 2018, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from July 1, 2019 through December 31, 2019 and for each of the years ending December 31, 2020 through December 31, 2023 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
July 1, 2019 through December 31, 2019	$7,462	$(1,026)
2020	$11,770	$(1,673)
2021	$7,388	$(1,495)
2022	$4,741	$(1,314)
2023	$4,172	$(988)

Leases

The Company’s leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the three and six months ended June 30, 2019, was $2.8 million and $5.7 million, respectively, which is included in Rental revenue on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of June 30, 2019, the approximate fixed future minimum rentals for the period from July 1, 2019 through December 31, 2019, for each of the years ending December 31, 2020 through 2023 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
July 1, 2019 through December 31, 2019	$31,699
2020	58,037
2021	50,520
2022	42,001
2023	39,174
Thereafter	199,061
Total	$420,492

During the six months ended June 30, 2019 and 2018, the Company did not earn more than 10% of its revenue from any individual tenant.

4. DEBT FINANCING

As of June 30, 2019 and December 31, 2018, the Company had approximately $600.5 million and $545.8 million of debt outstanding, with weighted average years to maturity of 3.0 years and 2.9 years, respectively, and a weighted average interest rate of 2.49% and 2.85%, respectively. The following table provides additional information regarding the Company’s debt outstanding at June 30, 2019 and December 31, 2018 (in thousands):

Description	Origination or Assumption Date	Maturity Date	Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of June 30, 2019	Principal Outstanding at June 30, 2019	Principal Outstanding at December 31, 2018
Secured Mortgage Debt
Bishop's Square	3/3/2015	3/2/2022	€55,200	Euribor + 1.30% (1)	1.30%	$62,740	$63,171
Domain Apartments	1/29/2016	1/29/2020	$34,300	Libor + 1.60%	4.00%	34,300	34,300
Cottonwood Corporate Center	7/5/2016	8/1/2023	$78,000	Fixed	2.98%	73,241	74,110
Goodyear Crossing II	8/18/2016	8/18/2021	$29,000	Libor + 2.00%	4.44%	29,000	29,000
Rookwood Commons	1/6/2017	7/1/2020	$67,000	Fixed	3.13%	67,000	67,000
Rookwood Pavilion	1/6/2017	7/1/2020	$29,000	Fixed	2.87%	29,000	29,000
Montrose Student Residences	3/24/2017	3/23/2022	€22,605	Euribor + 1.85% (2)	1.85%	25,693	25,869
Queen's Court Student Residences	12/18/2017	12/18/2022	£29,500	Libor + 2.00% (3)	2.88%	37,436	37,565
Venue Museum District	9/21/2018	10/9/2020	$45,000	Libor + 1.95% (4)	4.36%	45,000	45,000
Fresh Park Venlo	10/3/2018	8/15/2023	€75,000	Euribor + 1.50% (5)	1.50%	85,225	85,809
Maintal Logistics	2/21/2019	2/28/2024	€23,500	Euribor + 1.10% (6)	1.10%	26,621	—
ABC Westland	5/3/2019	2/15/2024	€75,000	Euribor + 1.50% (7)	1.50%	85,245	—
Notes Payable						$600,501	$490,824
Affiliate Note Payable
Credit Facility with Hines	10/2/2017	12/31/2019	$75,000	Variable	N/A	—	55,000
Total Note Payable to Affiliate						$—	$55,000
Total Principal Outstanding						$600,501	$545,824
Unamortized discount						(210)	(316)
Unamortized financing fees						(3,479)	(3,069)
Total						$596,812	$542,439

(1)
On the loan origination date, the Company entered into a 2.00% Euribor interest rate cap agreement for the full amount borrowed as an economic hedge against the variability of future interest rates on this borrowing.

(2)
On the loan origination date, the Company entered into a 1.25% Euribor interest rate cap agreement for €17.0 million (approximately $19.3 million assuming a rate of $1.14 per EUR as of June 30, 2019) of the full amount borrowed as an economic hedge against the variability of future interest rates on this borrowing.

(3)
On the loan origination date, the Company entered into a 2.00% LIBOR interest rate cap agreement for £22.1 million (approximately $28.1 million assuming a rate of $1.27 per GBP as of June 30, 2019) of the full amount borrowed as an economic hedge against the variability of future interest rates on this borrowing.

(4)
On the loan origination date, the Company entered into a 3.50% LIBOR interest rate cap agreement for the full amount borrowed as an economic hedge against the variability of future interest rates on this borrowing.

(5)
On the loan origination date, the Company entered into a 2.00% Euribor interest rate cap agreement for €52.5 million (approximately $59.7 million assuming a rate of $1.14 per EUR as of June 30, 2019) as an economic hedge against the variability of future interest rates on this borrowing.

(6)
In February 2019, the Company entered into a secured mortgage loan to fund the acquisition of Maintal Logistics, which was acquired on December 31, 2018. Funding for the acquisition, which relates to the $43.8 million recorded within other liabilities on the Condensed Consolidated Balance Sheet as of December 31, 2018, was not required until the loan closed in February 2019. On the loan origination date, the Company entered into a 2.00% Euribor interest rate cap agreement for €16.5 million (approximately $18.7 million assuming a rate of $1.14 per EUR as of June 30, 2019) as an economic hedge against the variability of future interest rates on this borrowing.

(7)	On the loan origination date, the Company entered into a 1.00% Euribor interest rate cap agreement for €52.5 million

(approximately $58.8 million assuming a rate of $1.12 per EUR as of June 30, 2019) as an economic hedge against the variability of future interest rates on this borrowing.

Hines Credit Facility

During the six months ended June 30, 2019, the Company made draws of $44.0 million and made payments of $99.0 million under its credit facility with Hines (the “Hines Credit Facility”). The Company had no outstanding balance on June 30, 2019. From July 1, 2019 through August 14, 2019, the Company made no draws or payments under the Hines Credit Facility.

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. As of June 30, 2019, Goodyear Crossing II was out of compliance with a loan covenant related to its secured mortgage debt. In August 2019, the lender provided a waiver of the covenant that was out of compliance, as the property met certain conditions set forth by the lender. The Company is not aware of any other instances of noncompliance with financial covenants on any of its other loans as of June 30, 2019.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from July 1, 2019 through December 31, 2019, for each of the years ending December 31, 2020 through December 31, 2023 and for the period thereafter (in thousands).

	Payments Due by Year
	July 1, 2019 through December 31, 2019	2020	2021	2022	2023	Thereafter
Principal payments	$994	$177,388	$31,143	$128,068	$152,289	$110,619

As of August 14, 2019, the Company is required to make $130.3 million in principal payments on its outstanding notes payable that mature through August 2020. The Company expects to be able to repay with cash on hand or proceeds raised from its current offering, or to be able to refinance the debt terms on the principal outstanding.

LIBOR is expected to be discontinued after 2021. As of June 30, 2019 the Company has one loan with a variable interest rate tied to LIBOR with a maturity beyond 2021.  The loan agreement provides procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. However, there can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

The Company has also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates related to certain cash flows of some of its international investments. These forward contracts fixed the currency exchange rates on each of the investments to which they related. The Company did not designate any of these contracts as fair value or cash flow hedges for accounting purposes.  In December 2018, the Company entered into a €15.0 million foreign currency forward contract with an effective date of December 20, 2018 and a trade date of February 25, 2019, in connection with the funding of the Maintal Logistics acquisition. Additionally, in March 2019, the Company entered into an initial €46.0 million foreign currency forward contract with an effective date of March 1, 2019 and a trade date of March 20,

2019, in connection with the acquisition of ABC Westland. Upon settlement of the initial forward contract in March 2019, the Company entered into a new €46.0 million foreign currency forward contract in connection with the acquisition of ABC Westland with an effective date of March 31, 2019 and a trade date of April 3, 2019. See Note 3—Investment Property for additional information regarding the purchase of ABC Westland.

The table below provides additional information regarding the Company’s interest rate contracts (in thousands, except percentages).

Interest Rate Cap Contracts
Property	Effective Date	Expiration Date	Notional Amount (1)	Interest Rate Received	Pay Rate /Strike Rate
Bishop’s Square	March 3, 2015	April 25, 2020	$62,735	Euribor	2.00%
Montrose Student Residences	March 24, 2017	March 23, 2022	$19,268	Euribor	1.25%
Queen’s Court Student Residences	December 20, 2017	December 20, 2020	$28,077	LIBOR	2.00%
Venue Museum District	September 21, 2018	October 9, 2020	$45,000	LIBOR	3.50%
Fresh Park Venlo	October 8, 2018	August 15, 2023	$59,652	Euribor	2.00%
Maintal Logistics	February 28, 2019	February 28, 2024	$18,695	Euribor	2.00%
ABC Westland	May 3, 2019	February 15, 2024	$58,800	Euribor	1.00%

(1)	For notional amounts denominated in a foreign currency, amounts have been translated at a rate based on the rate in effect on June 30, 2019.

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Gain (Loss) Recorded on Derivative Instruments
	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Derivatives not designated as hedging instruments:
Interest rate caps	$(151)	$(45)	$(311)	$(47)
Foreign currency forward contracts	74	—	(876)	—
Total gain (loss) on derivatives	$(77)	$(45)	$(1,187)	$(47)

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

Common Stock

As of June 30, 2019 and December 31, 2018, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	June 30, 2019			December 31, 2018
	Shares Authorized	Shares Issued	Shares Outstanding	Shares Authorized	Shares Issued	Shares Outstanding
Class AX common stock, $0.001 par value per share	40,000	18,960	18,960	40,000	19,123	19,123
Class TX common stock, $0.001 par value per share	40,000	19,951	19,951	40,000	19,969	19,969
Class IX common stock, $0.001 par value per share	10,000	98	98	10,000	96	96
Class JX common stock, $0.001 par value per share	10,000	—	—	10,000	—	—
Class T common stock, $0.001 par value per share	350,000	15,021	15,021	350,000	2,858	2,858
Class S common stock, $0.001 par value per share	350,000	—	—	350,000	—	—
Class D common stock, $0.001 par value per share	350,000	4,497	4,497	350,000	1,479	1,479
Class I common stock, $0.001 par value per share	350,000	2,187	2,187	350,000	59	59

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the six months ended June 30, 2019 and 2018 (in thousands). There were no Class JX and S shares issued, redeemed or outstanding during the six months ended June 30, 2019.

	Class AX		Class TX		Class IX		Class T		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	19,123	$19	19,969	$21	96	$—	2,858	$3	1,479	$1	59	$—	43,584	$44
Issuance of common shares	136	—	155	1	1	—	4,011	4	1,198	1	608	1	6,109	7
Redemption of common shares	(163)	—	(195)	—	—	—	—	—	(4)	—	—	—	(362)	—
Balance as of March 31, 2019	19,096	$19	19,929	$22	97	$—	6,869	$7	2,673	$2	667	$1	49,331	$51
Issuance of common shares	134	—	154	—	1	—	8,152	8	1,824	2	1,520	1	11,785	11
Redemption of common shares	(270)	—	(132)	—	—	—	—	—	—	—	—	—	(402)	—
Balance as of June 30, 2019	18,960	$19	19,951	$22	98	$—	15,021	$15	4,497	$4	2,187	$2	60,714	$62

	Class AX		Class TX		Class IX		Class T		Class D		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2018	19,206	$19	19,958	$20	92	$—	—	$—	—	$—	39,256	$39
Issuance of common shares	145	—	162	—	1	—	—	—	—	—	308	—
Redemption of common shares	(116)	—	(17)	—	—	—	—	—	—	—	(133)	—
Balance as of March 31, 2018	19,235	$19	20,103	$20	93	$—	—	$—	—	$—	39,431	$39
Issuance of common shares	143	—	159	1	1	—	123	—	38	—	464	1
Redemption of common shares	(136)	—	(259)	—	—	—	—	—	—	—	(395)	—
Balance as of June 30, 2018	19,242	$19	20,003	$21	94	$—	123	$—	38	$—	39,500	$40

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2019 through July 2019 at a gross distribution rate of $0.05208 per month for each share class (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees.

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

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2019
June 30, 2019	$3,647	$4,415	$8,062
March 31, 2019	3,090	3,614	6,704
Total	$6,737	$8,029	$14,766
2018
December 31, 2018	$2,765	$3,168	$5,933
September 30, 2018	2,617	3,034	5,651
June 30, 2018	2,554	2,974	5,528
March 31, 2018	2,544	2,970	5,514
Total	$10,480	$12,146	$22,626

The table below outlines the net distributions declared for each class of shares for the three and six months ended June 30, 2019 and 2018. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors, less any applicable ongoing distribution and stockholder servicing fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Distributions declared per Class AX share, net	$0.16	$0.15	$0.31	$0.30
Distributions declared per Class TX share, net	$0.13	$0.13	$0.26	$0.26
Distributions declared per Class IX share, net	$0.15	$0.15	$0.30	$0.29
Distributions declared per Class T share, net	$0.13	$0.13	$0.26	$0.26
Distributions declared per Class S share, net	$0.13	$0.13	$0.26	$0.26
Distributions declared per Class D share, net	$0.15	$0.15	$0.30	$0.29
Distributions declared per Class I share, net	$0.16	$0.15	$0.31	$0.30

7. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and the Dealer Manager, Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended June 30,		Six Months Ended June 30,		Unpaid as of
Type and Recipient	2019	2018	2019	2018	June 30, 2019	December 31, 2018
Selling Commissions- Dealer Manager (1)	$2,390	$36	$3,560	$36	$1	$4
Dealer Manager Fee- Dealer Manager	422	6	630	6	—	3
Distribution & Stockholder Servicing Fees- Dealer Manager	5,698	—	8,687	—	15,644	8,332
Organization and Offering Costs- the Advisor	1,048	998	2,288	1,502	8,555	9,001
Asset Management Fees- the Advisor	1,801	1,214	3,288	2,420	1,930	1,317
Other- the Advisor (2)	730	280	1,223	672	509	691
Performance Participation Allocation- the Advisor (3)	1,476	1,185	2,597	2,777	2,597	5,954
Interest expense- Hines and its affiliates (4)	310	11	747	198	—	151
Property Management Fees- Hines and its affiliates	443	248	815	459	148	78
Development and Construction Management Fees- Hines and its affiliates	223	139	290	251	191	28
Leasing Fees- Hines and its affiliates	230	26	337	110	266	228
Expense Reimbursement- Hines and its affiliates (with respect to management and operations of the Company's properties)	983	409	1,795	885	364	235
Total	$15,754	$4,552	$26,257	$9,316	$30,205	$26,022

(1)	Some or all of these fees may be reallowed to participating broker dealers rather than being retained by the Dealer Manager.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of June 30, 2019 and 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

In the fourth quarter of 2018, the Company made its initial investments in real estate-related securities and as of June 30, 2019 has $20.0 million invested in these securities. These securities consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. In July 2019, the Company made an additional $15.0 million investment in real estate-related securities. The following table summarizes activity for the Company’s real estate-related securities measured at fair value on a recurring basis, and excludes balances of uninvested cash in our managed account of $1.3 million and $62,000 as of June 30, 2019 and December 31, 2018, respectively.

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2019	Investments in real estate-related securities	$19,833	$19,833	$—	$—
December 31, 2018	Investments in real estate-related securities	$9,599	$9,599	$—	$—

Financial Instruments Fair Value Disclosures

As of June 30, 2019, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $600.5 million, was $596.7 million. As of December 31, 2018, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $545.8 million, was $540.3 million. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total Revenue
Domestic office investments	$4,128	$4,110	$8,337	$8,138
Domestic residential/living investments	2,741	1,229	5,473	2,443
Domestic retail investments	4,903	5,010	9,852	10,054
Domestic industrial investments	1,099	1,312	2,185	3,290
International industrial investments	6,582	—	11,335	—
International office investments	1,860	1,963	3,791	4,062
International residential/living investments	2,241	2,350	4,318	4,718
Total Revenue	$23,554	$15,974	$45,291	$32,705

For the three and six months ended June 30, 2019 and 2018, the Company’s total revenue was attributable to the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total Revenue
United States	55%	73%	57%	73%
The Netherlands	24%	—%	21%	—%
Ireland	12%	19%	13%	18%
United Kingdom	5%	8%	5%	9%
Germany	4%	—%	4%	—%

For the three and six months ended June 30, 2019 and 2018, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Property revenues in excess of expenses (1)
Domestic office investments	$2,813	$2,852	$5,709	$5,572
Domestic residential/living investments	1,340	816	2,784	1,590
Domestic retail investments	2,816	3,245	5,628	6,407
Domestic industrial investments	958	989	1,656	2,519
International industrial investments	3,743	—	6,321	—
International office investments	1,533	1,522	2,480	3,124
International residential/living investments	1,542	1,520	3,066	3,244
Property revenues in excess of expenses	$14,745	$10,944	$27,644	$22,456

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of June 30, 2019 and December 31, 2018, the Company’s total assets by segment were as follows (in thousands):

	June 30, 2019	December 31, 2018
Total Assets
Domestic office investments	$127,441	$130,021
Domestic residential/living investments	121,579	126,175
Domestic retail investments	196,686	199,819
Domestic industrial investments	51,821	51,103
International industrial investments	336,747	190,001
International office investments	121,466	122,471
International residential/living investments	108,385	111,803
Corporate-level accounts	34,639	17,436
Total Assets	$1,098,764	$948,829

As of June 30, 2019 and December 31, 2018, the Company’s total assets were attributable to the following countries:

	June 30, 2019	December 31, 2018
Total Assets
United States	49%	55%
Ireland	15%	18%
The Netherlands	26%	15%
United Kingdom	6%	7%
Germany	4%	5%

For the three and six months ended June 30, 2019 and 2018 the Company’s reconciliation of the Company’s property revenues in excess of expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Reconciliation to property revenue in excess of expenses
Net income (loss)	$(3,450)	$(1,408)	$(7,449)	$9,968
Depreciation and amortization	9,741	6,959	19,069	14,300
Acquisition related expenses	13	10	17	144
Asset management fees	1,801	1,214	3,288	2,420
Performance participation allocation	1,476	1,185	2,597	2,777
General and administrative expenses	948	659	1,795	1,511
(Gain) loss on derivative instruments	77	45	1,187	47
(Gain) loss on real estate-related securities	(161)	—	(1,327)	—
Gain on sale of real estate	—	—	—	(14,491)
Foreign currency (gains) losses	267	291	336	316
Interest expense	4,317	2,677	8,514	5,491
Interest income	(244)	(34)	(372)	(47)
(Benefit) provision for income taxes	(40)	(654)	(11)	20
Total property revenues in excess of expenses	$14,745	$10,944	$27,644	$22,456

10. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$7,947	$5,025
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$2,860	$1,844
Distributions reinvested	$7,543	$5,961
Shares tendered for redemption	$596	$1,090
Non-cash net liabilities assumed	$2,686	$—
Offering costs payable to the Advisor	$2,288	$1,502
Distribution and stockholder servicing fees payable to the Dealer Manager	$8,687	$—
Accrued capital additions	$2,282	$2,636
Accrued acquisition costs	$164	$—

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

12. SUBSEQUENT EVENTS

The Promenade Shops at Briargate

In August 2019, the Company entered into a purchase and sale agreement to purchase The Promenade Shops at Briargate, a retail center located in Colorado Springs, Colorado. The contract purchase price for The Promenade Shops at Briargate is expected to be approximately $93.2 million, exclusive of transaction costs and closing prorations. The Company expects to fund the acquisition using proceeds from the Follow-on Offering. The Company funded a $2.0 million earnest money deposit in August 2019. There is no guarantee that this sale will be consummated and the Company’s deposit may not be refunded in such event. The Company expects the closing of this acquisition to occur in September 2019, subject to a number of closing conditions. However, the Company can provide no assurance that this acquisition will close on the expected timeline or at all.

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

We raise capital for our investments through public offerings of our common stock. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014 and commenced our second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Follow-On Offering”) in December 2017. It is our intention to conduct a continuous offering for an indefinite period of time by conducting additional offerings of our shares of common stock following the conclusion of the Follow-On Offering. As of August 14, 2019, we had received gross offering proceeds of $738.9 million from the sale of 73.8 million shares through our public offerings, including shares issued pursuant to our distribution reinvestment plan.

Portfolio Highlights

We intend to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. As of June 30, 2019, we owned eleven real estate investments consisting of 7.3 million square feet that were 96% leased. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of June 30, 2019 (“Estimated Values”), which are consistent with the values used to determine our net asset value (“NAV”) per share on that date.

The following charts depict the location of our real estate investments as of June 30, 2019. Approximately 46% of our portfolio is located throughout the United States and approximately 54% is located internationally, based on the Estimated Values.

The following table provides additional information regarding each of our properties and is presented as of June 30, 2019.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (1)	Estimated Going-in Capitalization Rate (2)	Leasable Square Feet	Percent Leased
Bishop’s Square	Dublin, Ireland	Office	3/2015; $103.2	6.1%	182,370	100%
Domain Apartments	Las Vegas, Nevada	Residential/Living	1/2016; $58.1	5.5%	331,038	96%
Cottonwood Corporate Center	Salt Lake City, Utah	Office	7/2016; $139.2	6.9%	487,283	97%
Goodyear Crossing II	Phoenix, Arizona	Industrial	8/2016; $56.2	8.5%	820,384	100%
Rookwood	Cincinnati, Ohio	Retail	1/2017; $193.7	6.0%	567,335	96%
Montrose Student Residences	Dublin, Ireland	Residential/Living	3/2017; $40.6	5.5%	53,835	100%	(3)
Queen’s Court Student Residences	Reading, United Kingdom	Residential/Living	10/2017; $65.3	6.2%	79,115	91%	(3)
Venue Museum District	Houston, Texas	Residential/Living	9/2018; $72.9	3.9%	294,964	93%
Fresh Park Venlo	Venlo, Netherlands	Industrial	10/2018; $136.3	6.7%	2,863,628	93%
Maintal Logistics	Frankfurt, Germany	Industrial	12/2018; $43.8	5.7%	387,253	96%
ABC Westland	The Hague, Netherlands	Industrial	5/2019; $130.3	6.2%	1,268,515	97%
Total for All Investments					7,335,720	96%

(1)	For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

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

(3)	For our student housing properties, percent leased as of June 30, 2019 reflects the leased percentage as of the most recent school year.

NAV and Distributions

We began determining an NAV per share on a monthly basis as of the end of January 2018. Since that time, our NAV per share has increased from $9.69 as of August 31, 2017 to $10.15 as of June 30, 2019 as illustrated in the chart below. Set forth below is additional historical information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).

1.
Please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 17, 2019 for additional information concerning the methodology used to determine, and the limitations of, the NAV per share as of June 30, 2019. Please see our Annual Reports on Form 10-K for the years ended December 31, 2018 and December 31, 2017 as well as our Current Reports on Form 8-K for additional information concerning the NAV per share determined as of prior dates.

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

Set forth below is information regarding our gross annualized distribution rate, excluding any applicable distribution and stockholder servicing fees, since October 1, 2014 (the date our board first authorized distributions to be declared). As illustrated in the chart below, we increased our gross annualized distribution rate from $0.61 per share to $0.625 per share for the three and six months ended June 30, 2019.

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

As of June 30, 2019
Shares Class	1-Year	3-Year	ITD
Class AX Shares (No Sales Load)	8.92%	11.82%	11.04%
Class AX Shares (With Sales Load)	N/A	6.96%	7.57%
Class TX Shares (No Sales Load)	7.84%	10.51%	10.23%
Class TX Shares (With Sales Load)	N/A	8.08%	8.20%
Class IX Shares (No Sales Load)	8.65%	N/A	9.08%
Class IX Shares (With Sales Load)	N/A	N/A	8.62%
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

As of June 30, 2019
Shares Class	1-Year	ITD
Class I Shares	8.92%	9.94%
Class D Shares	8.65%	9.65%
Class S Shares (No Sales Load)	7.84%	8.81%
Class S Shares (With Sales Load)	4.07%	6.16%
Class T Shares (No Sales Load)	7.84%	8.81%
Class T Shares (With Sales Load)	4.07%	6.16%

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

Financial Condition, Liquidity and Capital Resources

Our principal demands for funds are to make real estate investments, including investments in real estate-related securities and capital expenditures, for the payment of operating expenses and distributions, and for the payment of principal and interest on any indebtedness we incur. Generally, we expect to meet operating cash needs from our cash flows from operating activities, and we expect to fund our investments using proceeds from our public offerings, debt proceeds and proceeds from the sales of real estate investments. As described above under the heading “—NAV and Distributions,” we may be required to continue to fund distributions from sources other than cash flows from operations.

We expect that once we have fully invested the proceeds of our public offerings and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions and redemptions. Our real estate-related securities portfolio may have embedded leverage, including through the use of reverse repurchase agreements and derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Further, our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. As of June 30, 2019 our portfolio was approximately 49% leveraged, based on the Estimated Values of our real estate investments owned as of that date, with a weighted average interest rate of 2.49%.

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

Cash Flows from Operating Activities

Our real estate properties generate cash flows in the form of rental revenues, which are used to pay direct leasing costs, property-level operating expenses and interest payments. Additionally, we incur corporate level costs and fees such as general and administrative expenses, asset management fees, and the performance participation allocation as well as interest expense on our credit facility with Hines.

Net cash from operating activities for the six months ended June 30, 2019 decreased by $14.9 million as compared to the same period in the prior year. This change is primarily due to the payment of the performance participation allocation of $6.0 million accrued as of December 31, 2018 related to the year then ended, which was paid to the Advisor during the six months ended June 30, 2019. This change is also attributable to an increase in costs associated with leasing activities, including tenant inducement payouts, during the six months ended June 30, 2019 as compared to the same period in the prior year, as well as other decreases explained in Results of Operations—Same Store Analysis.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2019 and 2018 were primarily due to the following:

Six months ended June 30, 2019

•
Payment of $182.7 million, primarily related to the acquisition of Maintal Logistics and ABC Westland. Maintal Logistics was acquired in December 2018, but funding for the acquisition was not required until the debt closed in February 2019.

•
Capital expenditures of approximately $3.9 million, primarily related to development work at Bishop’s Square and various capital improvements at our other properties. With respect to the development work at Bishop’s Square, the Company commenced construction in October 2017 and the project was completed in July 2019.

•	Payments of $14.1 million to purchase real estate-related securities. We also received proceeds of $5.2 million from the sales of real estate-related securities.

Six months ended June 30, 2018

•	Capital expenditures of approximately $8.1 million, primarily related to development work at Bishop’s Square and various capital improvements at our other properties.

•
We received proceeds of $37.1 million from the sale of 2819 Loker Avenue East, a Class A industrial property located in Carlsbad, California, on March 30, 2018. We sold 2819 Loker Avenue East for a contract sales price of $38.3 million and we acquired 2819 Loker Avenue East in December 2014 for a net purchase price of $25.4 million.

Cash Flows from Financing Activities

Public Offerings

We raised gross proceeds of $177.3 million from our Follow-On Offering during the six months ended June 30, 2019, excluding proceeds from the distribution reinvestment plan. We commenced our Follow-On Offering in December 2017, and during the six months ended June 30, 2018 had not yet raised any gross proceeds. In addition, during the six months ended June 30, 2019 and 2018, we redeemed $7.7 million and $5.2 million in shares of our common stock pursuant to our share redemption program, respectively.

In addition to the investing activities described previously, we have used proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the six months ended June 30, 2019 and 2018, we made payments of $5.6 million and $1.3 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our Follow-On Offering. The increase in selling commissions, dealer manager fees and distribution and stockholder servicing fees for the six months ended June 30, 2019 as compared to the same period in 2018 is due to the increase of capital raised since our restructuring and related modifications in our Follow-On Offering, which commenced in December 2017.

Until December 31, 2018, the Advisor advanced all of our organization and offering costs, consisting of issuer costs and certain underwriting costs (but excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) related to our public offerings, which totaled $9.0 million. In January 2019, we began reimbursing the Advisor in ratable amounts over 60 months for all such advanced expenses, as well as any organization and offering costs incurred subsequent to December 31, 2018, to the extent cumulative organization and offering costs paid by the Company do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from our public offerings. For the six months ended June 30, 2019, we reimbursed the Advisor $2.7 million for organization and offering costs.

Distributions

In January 2018, we began and intend to continue to declare distributions as of monthly record dates and pay them on a monthly basis. With the authorization of our board of directors, we declared monthly distributions from January 2019 through July 2019 at a gross distribution rate of $0.05208 per month for each share class less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those stockholders participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

Distributions paid to stockholders during the six months ended June 30, 2019 and 2018 were $13.9 million and $11.1 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the six months ended June 30, 2019 and June 30, 2018, we funded 100% and 39% of total distributions with cash flows from other sources such as cash flows from investing activities, respectively, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds.

The following table outlines our total distributions declared to stockholders for each quarter during 2019 and 2018, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	Stockholders			Distributions Paid With Cash Flows From Operating Activities (1)
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2019
June 30, 2019	$3,647	$4,415	$8,062	$—	—%
March 31, 2019	3,090	3,614	6,704	—	—%
Total	$6,737	$8,029	$14,766	$—	—%
2018
December 31, 2018	$2,765	$3,168	$5,933	$3,091	52%
September 30, 2018	2,617	3,034	5,651	5,654	100%
June 30, 2018	2,554	2,974	5,528	2,065	37%
March 31, 2018	2,544	2,970	5,514	4,674	85%
Total	$10,480	$12,146	$22,626	$15,484	68%

(1)	Includes distributions paid to noncontrolling interests.

Debt Financings

As mentioned above under “—Financial Condition, Liquidity and Capital Resources,” our portfolio was approximately 49% leveraged as of June 30, 2019 (based on the Estimated Values). Our total loan principal outstanding had a weighted average interest rate of 2.49% as of June 30, 2019. Below is additional information regarding our loan activity for the six months ended June 30, 2019 and 2018. See “Note 4 — Debt Financing” for additional information regarding our outstanding debt and our interest rate exposure.

Six months ended June 30, 2019

•
We entered into $109.9 million of permanent mortgage financing related to the acquisitions of Maintal Logistics, which was acquired on December 31, 2018, and ABC Westland, which was acquired on May 3, 2019. Funding for the Maintal Logistics acquisition was not required until the loan closed in February 2019.

•
We borrowed $44.0 million under the Hines Credit Facility primarily to provide cash for the acquisitions of Maintal Logistics and ABC Westland, and made payments of $99.0 million on this facility. We had no outstanding balance under this facility as of June 30, 2019.

•	We made payments of $0.6 million in financing costs primarily related to our mortgage loans.

Six months ended June 30, 2018

•
We borrowed $15.5 million under the Hines Credit Facility primarily to provide cash for the Bishop’s Square expansion and made payments of $26.7 million on this facility in April 2018 using proceeds received from the sale of 2819 Loker Avenue East. We had no outstanding balance under this facility as of June 30, 2018.

Results of Operations

Same Store Analysis

The following table presents the property-level revenues in excess of expenses for the three months ended June 30, 2019, as compared to the same period in 2018, by reportable segment. Same-store properties for the three months ended June 30, 2019 includes seven properties that were 98% leased as of June 30, 2019 and June 30, 2018. In total, property revenues in excess of expenses of the same-store properties decreased 4% for the three months ended June 30, 2019 as compared to the same period in 2018.

Below is additional information regarding our same-store results and other financial results with variances from the comparative period. All amounts are in thousands, except for percentages:

	Three Months Ended June 30,		Change
	2019	2018	$		%
Property revenues in excess of expenses(1)
Same-store properties
Domestic office investments	$2,813	$2,852	$(39)		(1)%
Domestic residential/living investments	838	816	22		3%
Domestic retail investments	2,816	3,245	(429)	(2)	(13)%
Domestic industrial investments	958	1,009	(51)		(5)%
International office investments	1,533	1,522	11		1%
International residential/living investments	1,542	1,520	22		1%
Total same-store properties	$10,500	$10,964	$(464)		(4)%
Recent acquisitions	4,245	—	4,245		100%
Disposed properties	—	(20)	20		(100)%
Total property revenues in excess of expenses	$14,745	$10,944	$3,801		35%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

(2)	The decrease is primarily due to a decline in revenue resulting from the early move-out of two tenants, as well as various increases in property operating expenses.

The following table presents the property-level revenues in excess of expenses for the six months ended June 30, 2019, as compared to the same period in 2018, by reportable segment. Same-store properties for the six months ended June 30, 2019 includes seven properties that were 98% leased as of June 30, 2019 and June 30, 2018. In total, property revenues in excess of expenses of the same-store properties decreased 8% for the six months ended June 30, 2019 as compared to the same period in 2018.

Below is additional information regarding our same-store results and other financial results with variances from the comparative period. All amounts are in thousands, except for percentages:

	Six Months Ended June 30,		Change
	2019	2018	$		%
Property revenues in excess of expenses(1)
Same-store properties
Domestic office investments	$5,710	$5,572	$138		2%
Domestic residential/living investments	1,687	1,590	97		6%
Domestic retail investments	5,628	6,407	(779)	(2)	(12)%
Domestic industrial investments	1,656	2,036	(380)	(3)	(19)%
International office investments	2,480	3,124	(644)	(4)	(21)%
International residential/living investments	3,066	3,244	(178)		(5)%
Total same-store properties	$20,227	$21,973	$(1,746)		(8)%
Recent acquisitions	7,417	—	7,417		100%
Disposed properties	—	483	(483)		(100)%
Total property revenues in excess of expenses	$27,644	$22,456	$5,188		23%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

(2)	The decrease is primarily due to a decline in revenue resulting from the early move-out of two tenants, as well as various increases in property operating expenses.

(3)
The decrease is primarily due to a decline in revenue, primarily resulting from the free rent period of a tenant’s amended lease. The lease was amended in the fourth quarter of 2018 and the free rent period expired in March 2019.

(4)
The decrease is primarily due to a decline in revenue at Bishop’s Square as a result of the free rent period of a tenant’s amended lease. The lease was amended in the fourth quarter of 2018 and the free rent period remains ongoing. Additionally, an increase in operating expenses resulted from the adoption of ASC 842 due to the Company no longer capitalizing legal fees as leasing costs, but instead expensing legal fees as incurred.

Other Changes

The table below includes additional information regarding changes in our results of operations for the three months ended June 30, 2019, including explanations for significant changes. All amounts are in thousands, except for percentages:

	Three Months Ended June 30,		Change
	2019	2018	$	%
Other
Depreciation and amortization	$9,741	$6,959	$2,782	40%
Acquisition related expenses	$13	$10	$3	30%
Asset management fees	$1,801	$1,214	$587	48%
Performance participation allocation	$1,476	$1,185	$291	25%
General and administrative expenses	$948	$659	$289	44%
Interest expense	$4,317	$2,677	$1,640	61%
Benefit (provision) for income taxes	$40	$654	$(614)	(94)%

Depreciation and amortization: Depreciation and amortization expense increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to real estate investments acquired during the last six months of 2018 and first six months of 2019.
Asset management fees: Asset management fees increased for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 primarily due to real estate investments acquired during the last six months of 2018 and first six months of 2019.
Performance participation allocation: Performance participation allocation increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to changes in our NAV per share as well as the increase in our distribution rate per share, which occurred in January 2019.
General and administrative expenses: General and administrative expenses increased for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 primarily due to increased legal costs and shareholder costs. We generally expect our G&A costs to increase as we continue raising capital from our Follow-On Offering.
Interest expense: Interest expense increased for the three months ended June 30, 2019 due to an increase in our principal outstanding during the period resulting from real estate investments acquired during the last six months of 2018 and first six months of 2019.
Benefit (provision) for income taxes: Provision for income taxes changed from a $654,000 benefit for the three months ended June 30, 2018 to a $40,000 benefit for the three months ended June 30, 2019 as a result of changes in our deferred tax assets and liabilities related to book / tax timing differences at our international subsidiaries.

The table below includes additional information regarding changes in our results of operations for the six months ended June 30, 2019, including explanations for significant changes. All amounts are in thousands, except for percentages:

	Six Months Ended June 30,		Change
	2019	2018	$	%
Other
Depreciation and amortization	$19,069	$14,300	$4,769	33%
Acquisition related expenses	$17	$144	$(127)	(88)%
Asset management fees	$3,288	$2,420	$868	36%
Performance participation allocation	$2,597	$2,777	$(180)	(6)%
General and administrative expenses	$1,795	$1,511	$284	19%
Gain on sale of real estate	$—	$14,491	$(14,491)	N/A*
Interest expense	$8,514	$5,491	$3,023	55%
Benefit (provision) for income taxes	$11	$(20)	$31	(155)%

* Not a meaningful percentage

Depreciation and amortization: Depreciation and amortization expense increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to real estate investments acquired during the last six months of 2018 and first six months of 2019.
Asset management fees: Asset management fees increased for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 primarily due to real estate investments acquired during the last six months of 2018 and first six months of 2019.
Performance participation allocation: Performance participation allocation decreased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to changes in our NAV per share between the periods. NAV per share increased by only $0.05 throughout the six months ended June 30, 2019, while a total increase of $0.22 per share was seen during the six months ended June 30, 2018.
General and administrative expenses: General and administrative expenses increased for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 primarily due to increased legal costs and shareholder costs. We generally expect our G&A costs to increase as we continue raising capital from our Follow-On Offering.
Gain on sale of real estate: We sold 2819 Loker Avenue East for a contract sales price of $38.3 million on March 30, 2018 and we acquired 2819 Loker Avenue East in December 2014 for a net purchase price of $25.4 million. We recognized a gain of $14.5 million related to this sale. We had no property dispositions during the six months ended June 30, 2019.
Interest expense: Interest expense increased for the six months ended June 30, 2019 due to an increase in our principal outstanding during the period resulting from real estate investments acquired during the last six months of 2018 and first six months of 2019.
Benefit (provision) for income taxes: Provision for income taxes changed from a $20,000 provision for the six months ended June 30, 2018 to a $11,000 benefit for the six months ended June 30, 2019 as a result of changes in our deferred tax assets and liabilities related to book / tax timing differences at our international subsidiaries.

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the three and six months ended June 30, 2019 and 2018 and the period from inception through June 30, 2019 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 31, 2013 (date of inception) through June 30, 2019
	2019	2018	2019	2018
Net income (loss)	$(3,450)	$(1,408)	$(7,449)	$9,968	$(43,821)
Depreciation and amortization (1)	9,741	6,959	19,069	14,300	100,862
Gain on sale of real estate	—	—	—	(14,491)	(14,491)
Adjustments for noncontrolling interests (2)	(7)	(7)	(15)	(6)	124
Funds From Operations attributable to common stockholders	$6,284	$5,544	$11,605	$9,771	$42,674
Basic and diluted income (loss) per common share	$(0.06)	$(0.04)	$(0.14)	$0.25	$(2.03)
Funds From Operations attributable to common stockholders per common share	$0.11	$0.14	$0.22	$0.25	$1.98
Weighted average shares outstanding	57,004	39,489	52,049	39,443	21,526

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•
For the three and six months ended June 30, 2019, the Dealer Manager earned distribution and stockholder servicing fees of $0.8 million and $1.5 million, respectively, which are paid by Hines Global. For the three and six months ended June 30, 2018, the Dealer Manager earned distribution and stockholder servicing fees of $0.5 million and $1.0 million, respectively. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through June 30, 2019 were $5.6 million.

•
As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. We do not consider the performance participation allocation in evaluating our operating performance. For the three and six months ended June 30, 2019, we incurred $1.5 million and $2.6 million in performance participation allocation fees, respectively. For the three and six months ended June 30, 2018, we incurred $1.2 million and $2.8 million in performance participation allocation fees, respectively. Total performance participation allocation fees incurred were $8.8 million from inception through June 30, 2019. Refer to “Note 7—Related Party Transactions” for more information on the performance participation allocation.

•
For the three and six months ended June 30, 2019 , we recorded non-cash adjustments primarily related to amortization of out-of-market lease intangibles and lease incentives and straight-line rent adjustments, which resulted in a net increase to rental revenue of $0.4 million and $2.6 million, respectively. For the three and six months ended June 30, 2018 we recorded non-cash adjustments primarily related to amortization of out-of-market lease intangibles and lease incentives and straight-line rent adjustments, which resulted in a net increase to rental revenue of $0.5 million and $0.9 million, respectively.

•
We recorded non-cash adjustments related to gains/losses on derivative instruments and/or foreign currencies and certain amounts related to deferred taxes, which reduced net income by approximately $0.4 million and $1.5 million for the three and six months ended June 30, 2019, respectively. Such amounts were insignificant in prior periods.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees to fund distributions to our stockholders. For example, we funded 100% and 39% of total distributions for the six months ended June 30, 2019 and 2018, respectively, with cash flows from other sources, such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through June 30, 2019, we declared $70.2 million of distributions to our stockholders, compared to our total aggregate FFO of $42.7 million and our total aggregate net loss of $43.8 million for that period. We incurred acquisition fees and expenses of $23.3 million from inception through December 31, 2017 in connection with our real estate investments, which were recorded as reductions to net income (loss) and FFO. We adopted ASU 2017-01 on January 1, 2018, which allows us to capitalize acquisition-related costs and fees instead of treating them as operating expenses under GAAP. For the six months ended June 30, 2019, we declared $14.8 million of distributions to our stockholders compared to our total aggregate FFO of $11.6 million. For the six months ended June 30, 2018, we declared $11.0 million of distributions to our stockholders compared to our total aggregate FFO of $9.8 million.

Related Party Transactions and Agreements

We have entered into agreements with our Advisor, our Dealer Manager and Hines and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. Relating to organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee, distribution and stockholder servicing fees, and payments to our Advisor for reimbursement of organization and offering costs. Relating to acquisition and operational stages, these include payments for certain services related to the management and performance of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 7 — Related Party Transactions in Item 1 of this Quarterly Report on Form 10-Q, as well as Note 8 — Related Party Transactions in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional information concerning our related party transactions and agreements.

Off-Balance Sheet Arrangements

As of June 30, 2019 and December 31, 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

The Promenade Shops at Briargate

In August 2019, we entered into a purchase and sale agreement to purchase The Promenade Shops at Briargate, a retail center located in Colorado Springs, Colorado. The net contract sales price for The Promenade Shops at Briargate is expected to be approximately $93.2 million, exclusive of transaction costs and closing prorations. We expect to fund the acquisition using proceeds from the Follow-on Offering. We funded a $2.0 million earnest money deposit in August 2019. There is no guarantee that this sale will be consummated and our deposit may not be refunded in such event. We expect the closing of this acquisition to occur in September 2019, subject to a number of closing conditions. However, we can provide no assurance that this acquisition will close on the expected timeline or at all.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of June 30, 2019, we were exposed to the following market risks.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of June 30, 2019, we had $431.3 million of variable-rate debt outstanding. If interest rates were to increase by 1% and everything else remained the same, we would incur an additional $4.3 million in interest expense annually. Additionally, we have entered into interest rate cap agreements to limit our exposure to rising interest rates related to our mortgage loans secured by our investment properties. See Note 4 — Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of June 30, 2019	Reduction in Net Income (Loss) for the Six Months Ended June 30, 2019
EUR	$10,066	$98
GBP	$2,461	$116

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of August 14, 2019, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

As of June 30, 2019, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 29, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2019, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
April 1, 2019 to April 30, 2019	153,701	$10.11	153,701	833,444
May 1, 2019 to May 31, 2019	89,661	$10.11	89,661	972,987
June 1, 2019 to June 30, 2019	159,459	$10.09	159,459	1,139,159
Total	402,821		402,821

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
3.1
Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Pre- Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11, File No. 333-191106 (the “IPO Registration Statement”) on August 15, 2014 and incorporated by reference herein)

3.2
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the IPO Registration Statement on December 12, 2014 and incorporated by reference herein)

3.3
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 6 to the IPO Registration Statement on August 12, 2015 and incorporated by reference herein)

3.4
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 12 to the IPO Registration Statement on April 28, 2017 and incorporated by reference herein)

3.5
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on October 16, 2017 and incorporated by reference herein)

3.6
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.5 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11. File No. 333-220046 (the “Follow-On Registration Statement”) on December 1, 2017 and incorporated by reference herein)

3.7
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.6 to Pre-Effective Amendment No. 1 to the Follow-On Registration Statement on December 1, 2017 and incorporated by reference herein)

3.8
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.7 to Pre-Effective Amendment No. 1 to the Follow-On Registration Statement on December 1, 2017 and incorporated by reference herein)

3.9
Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the IPO Registration Statement on August 15, 2014 and incorporated by reference herein)

3.10
Amendment No. 1 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.), dated September 23, 2015 (filed as Exhibit 3.5 to Post-Effective Amendment No. 7 to the IPO Registration Statement on November 17, 2015 and incorporated by reference herein)

3.11
Amendment No. 2 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on September 14, 2017 and incorporated by reference herein)

4.1
Forms of Subscription Agreement (included as Appendix A-1 and Appendix A-2 to the Post-Effective Amendment No. 11 to the Follow-On Registration Statement on April 12, 2019 and incorporated by reference herein)

4.2
Sixth Amended and Restated Distribution Reinvestment Plan, effective as of December 4, 2017 (included as Appendix B to the Prospectus included in Post-Effective Amendment No. 11 to the Follow-On Registration Statement on April 12, 2019 and incorporated by reference herein)

10.1
Form of Indemnification Agreement entered into between Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and each of the following persons as of August 15, 2014: Jeffrey C. Hines, Charles M. Baughn, Humberto Cabañas, Dougal A. Cameron, John O. Niemann, Jr., Sherri W. Schugart, Ryan T. Sims, David L. Steinbach, Kevin L. McMeans and J. Shea Morgenroth and each of the following persons as of June 30, 2019: Janice E. Walker, A. Gordon Findlay, Jason P. Maxwell, Omar H. Throwfeek, John. H Harrison and Eleni Vakali (filed as Exhibit 10.4 to the IPO Registration Statement on September 11, 2013 and incorporated by reference herein)

10.2
Amended and Restated Escrow Agreement, dated as of December 12, 2014, by and among Hines Securities Inc., Hines Global REIT II, Inc. and UMB Bank, N.A. (filed as Exhibit 10.3 to Post-Effective Amendment No. 1 to the IPO Registration Statement on December 12, 2014 and incorporated by reference herein)

10.3
Open End Mortgage and Security Agreement dated as of April 1, 2015 by and between Nationwide Life Insurance Company, as Lender, and CLP-SPF Rookwood Commons, LLC, as Borrower (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 9, 2017 and incorporated by reference herein)

10.4
Open End Mortgage and Security Agreement dated as of July 1, 2013 by and between Nationwide Life Insurance Company, as Lender, and CLP-SPF Rookwood Pavilion, LLC, as Borrower (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on January 9, 2017 and incorporated by reference herein)

10.5
Promissory Note, dated as of January 29, 2016 by and between Hines Global REIT II 891 Coronado LLC, as borrower, and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 4, 2016 and incorporated by reference herein)

10.6
Loan Agreement, dated as of July 5, 2016 by and between Principal Life Insurance Company, as Lender and HGREIT II Cottonwood Center LLC, as Borrower (filed as Exhibit 10.26 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.7
Term Loan Agreement, dated as of August 18, 2016 by and between SunTrust Bank, as Lender and HGREIT II Goodyear Crossing LLC, as Borrower (filed as Exhibit 10.27 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.8
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and Hines Interests Limited Partnership (Domestic Multi-family and Industrial Properties) (filed as Exhibit 10.30 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.9
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and Hines Interests Limited Partnership (Domestic Office Properties) (filed as Exhibit 10.29 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.10
Assumption and Modification Agreement dated as of January 6, 2017, by and between Nationwide Life Insurance Company, as Lender, CLP-SPF Rookwood Pavilion LLC, as Original Borrower, and HGREIT II Madison Road LLC, as Borrower (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K on January 9, 2017 and incorporated by reference herein)

10.11
Assumption and Modification Agreement dated as of January 6, 2017, by and between Nationwide Life Insurance Company, as Lender, CLP-SPF Rookwood Commons LLC, as Original Borrower, and HGREIT II Edmondson Road LLC, as Borrower (filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on January 9, 2017 and incorporated by reference herein)

10.12
Uncommitted Loan Agreement, dated as of October 2, 2017, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on October 3, 2017 and incorporated by reference herein)

10.13	Form of Restricted Share Award Agreement (filed as Exhibit 99(a)(1)(G) to the Registrant’s tender offer statement on Schedule TO on October 3, 2017 and incorporated by reference herein)
10.14
First Amendment to Uncommitted Loan Agreement, dated as of November 30, 2017, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 6, 2017 and incorporated by reference herein)

10.15
Amended and Restated Advisory Agreement, dated as of December 6, 2017, by and among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP, and Hines Global Income Trust, Inc. (filed as Exhibit 10.2 to Post-Effective Amendment No. 1 to the Follow-On Registration Statement on December 6, 2017 and incorporated by reference herein)

10.16
Fifth Amended and Restated Agreement of Limited Partnership of Hines Global REIT II Properties LP, dated as of March 6, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 12, 2018 and incorporated by reference herein)

10.17
Purchase and Sale Agreement, dated as of August 17, 2018, by and between Grayco Lui Museum Investment 2006 LP, Grayco Lui Museum Investment II LP, as sellers and HGIT 5353 Fannin LP and HGIT 5353 Fannin Lot Parcel, Inc. as purchasers (filed as Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q on November 14, 2018 and incorporated by reference herein)

10.18
Facility Agreement, dated as of October 3, 2018 by and between Deutsche Pfandbriefbank AG as the Original Lender, Agent and Security Agent and HGIT Venrayseweg 100 Venlo Coöperatief U. A., as Borrower, and HGIT Fresh Park Venlo Holdings LLC and HGIT Fresh Park Partner LLC as Guarantors (filed as Exhibit 10.28 to the Registrant’s Post-Effective Amendment No. 16 to the Follow-On Registration Statement on December, 20 2018 and incorporated by reference herein)

10.19
Agreement regarding the Release of a Perpetual Right of Leasehold, dated as of October 5 2018, by and between Fresh Park Venlo B.V., as seller and HGIT Venrayseweg 100 Venlo Coöperatief U.A., as buyer (filed as Exhibit 10.27 to the Registrant’s Post-Effective Amendment No. 16 to the Follow-On Registration Statement on December, 20 2018 and incorporated by reference herein)

10.20
Investment Management Agreement, dated July 31, 2018 between Security Capital Research & Management Incorporated and Hines Global Investments, Inc. (filed as Exhibit 10.1 to the Registrant’s Post-Effective Amendment No. 17 to the Follow-On Registration Statement on December 31, 2018 and incorporated by reference herein)

10.21
Acknowledgment of Renewal and Extension of Advisory Agreement of Hines Global Income Trust, Inc., dated December 6, 2018, by and among Hines Global Income Trust, Inc., Hines Global REIT II Properties, LP and Hines Global REIT II Advisors LP (filed as Exhibit 10.32 to the Registrant’s Post-Effective Amendment No. 16 to the Follow-On Registration Statement on December, 20 2018 and incorporated by reference herein)

10.22
Selected Dealer Agreement, dated as of December 13, 2018, by and among Hines Global Income Trust, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 19, 2018 and incorporated by reference herein)

10.23
Cost Reimbursement Agreement, dated as of December 13, 2018, by and among Hines Global Income Trust, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP, and American Enterprise Investment Services Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on December 19, 2018 and incorporated by reference herein)

10.24
Second Amendment to Uncommitted Loan Agreement, dated as of December 13, 2018, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on December 19, 2018 and incorporated by reference herein)

10.25*
Asset Sale and Purchase Agreement between HGIT ABC Westland 200 Poeldijk Coöperatief U.A. as the Purchaser and ABC Westland Beheer B.V. (in its capacity as general partner of ABC Westland Beheer C.V.) and ABC Westland Beheer B.V. and Van Rijn Beheer Poeldijk B.V. and KMB Vastgoed B.V. and Windtmeulen Beheer B.V. as the Sellers relating to the agri logistics park located at ABC Westland 200 in Poeldijk, the Netherlands

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

HINES GLOBAL INCOME TRUST, INC.

August 14, 2019	By:	/s/ Sherri W. Schugart
Sherri W. Schugart
President and Chief Executive Officer

August 14, 2019	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer