Form 10-K
period 2019-12-31
HINES GLOBAL INCOME TRUST, INC.
filed 2020-03-30
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-55599

HINES GLOBAL INCOME TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland			80-0947092
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

2800 Post Oak Boulevard
Suite 5000
Houston	,	Texas	77056-6118
(Address of principal executive offices)			(Zip code)

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

As of March 1, 2020, approximately 18.9 million shares of the registrant’s Class AX common stock, 19.9 million shares of the registrants Class TX common stock, 0.1 million shares of the registrant’s Class IX common stock, 34.6 million shares of the registrant’s Class T common stock, 8.6 million shares of the registrant’s Class D common stock and 10.1 million shares of the registrant’s Class I common stock were outstanding.

TABLE OF CONTENTS PART I
Item 1.	Business	1
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	47
Item 2.	Properties	48
Item 3.	Legal Proceedings	53
Item 4.	Mine Safety Disclosures	53
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	54
Item 6.	Selected Financial Data	61
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	62
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	79
Item 8.	Financial Statements and Supplementary Data	80
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	116
Item 9A.	Controls and Procedures	116
Item 9B.	Other Information	117
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	117
Item 11.	Executive Compensation	123
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	125
Item 13.	Certain Relationships and Related Transactions, and Director Independence	126
Item 14.	Principal Accounting Fees and Services	130
PART IV
Item 15.	Exhibits, Financial Statement Schedules	131
Item 16.	Form 10-K Summary	131
SIGNATURES		138
EX- 21.1	List of Subsidiaries
EX- 23.1	Consent of Deloitte & Touche LLP
EX- 31.1	Certification
EX- 31.2	Certification
EX- 32.1	Certification of CEO & CFO pursuant to Section 906
EX- 99.3	Consent of Altus Group U.S., Inc.

EX- 101	Instance Document
EX- 101	Schema Document
EX- 101	Calculation Linkbase Document
EX- 101	Labels Linkbase Document
EX- 101	Presentation Linkbase Document
EX- 101	Definition Linkbase Document

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

Item 1.  Business

General Description of Business and Operations

Hines Global Income Trust, Inc. (“Hines Global”), is a Maryland corporation formed in 2013 for the purpose of raising capital through public stock offerings and investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. Hines Global is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years.
We conduct most of our activities through, and most of our real estate investments are held directly or indirectly by, Hines Global REIT II Properties, LP (the “Operating Partnership”), which was formed on July 31, 2013. As of March 30, 2020, we owned interests in 18 real estate properties. The properties contain, in the aggregate, 8.7 million square feet of leasable space. The properties represent investments in a variety of real estate classes and geographic markets. See Item 2. Properties for additional information regarding our real estate portfolio.

We have no employees. Our business is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines, under the terms and conditions of an advisory agreement between us, the Operating Partnership and the Advisor (the “Advisory Agreement”). As compensation for these services, we pay our Advisor asset management fees, a performance participation allocation, and fees for other services and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the Advisory Agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by, or for the benefit of, Gerald D. Hines and his son Jeffrey C. Hines, the Chairman of our board of directors and Chief Executive Officer. Hines and its 4,500 employees have over 60 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

Our Public Offerings

We raise capital for our investments through public offerings of our common stock. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014 and commenced our second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Follow-on Offering” or the “Offering”) in December 2017. As a result of the changing landscape in the non-traded REIT industry, the Follow-on Offering reflects a restructuring (the “Restructuring”), that our board of directors believes is in the best interests of our stockholders. It is our intention to conduct a continuous offering for an indefinite period of time by conducting additional offerings of our shares of common stock following the conclusion of the Follow-On Offering. Through March 30, 2020, we have received aggregate gross offering proceeds of approximately $985.7 million through our public offerings, including shares issued under our distribution reinvestment plan.

We began determining a new net asset value (“NAV”) per share on a monthly basis as of the end of January 2018. Since that time, our NAV per share has grown from $9.78 as of January 31, 2018 to $10.24 as of February 29, 2020.

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

•	qualify and remain qualified as a real estate investment trust (“REIT”) for U.S federal income tax purposes.

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

We have invested in real estate-related securities and we may invest in debt investments for purposes of generating additional diversification and income as well as to provide additional liquidity for our share redemption program, cash management and other purposes. Real estate-related securities may include, but are not limited to, common or preferred stock of publicly-traded REITs or real estate operating companies, or REOCs, debt or bond securities of such companies, CMBS, U.S. government and agency securities, or other debt and equity securities of public or private real estate-related companies. To the extent that we invest in real estate-related debt, our primary investments may include, but are not limited to, originations of and participations in commercial mortgage loans secured by real estate, B-Notes, mezzanine loans and certain other types of debt-related investments that may help us reach our diversification, liquidity and other investment objectives. During the year ended December 31, 2019, we used and intend to continue to use Security Capital Research & Management Incorporated, who is not an affiliate of Hines, to source, underwrite and service our real estate-related securities and debt investments.

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

Financing Strategy and Policies

As of December 31, 2019, our portfolio was approximately 50% leveraged (based on the most recent valuations of our real estate investments) with a weighted average interest rate of 2.54%. We expect that once we have fully invested the proceeds of our public offerings, our debt financing, including our pro rata share of the debt financing of entities in which we may invest, will be in the range of approximately 40%-60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as we determine to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors.

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

We have not generated and we may continue to be unable to generate sufficient cash flow from operations to fully fund distributions paid. Therefore, our distributions have been paid and may continue to be paid, and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from the sale of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. For example, we funded 42%, 32% and 56% of total distributions for the years ended December 31, 2019, 2018 and 2017, respectively, with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds.

For additional information regarding distributions declared and paid by us, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions History.”

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 2015. Our management believes that we operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for U.S. federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2019, 2018 and 2017 in the accompanying consolidated financial statements. From time to time, the Company records income tax expense comprising of foreign income taxes relating to the operation of its international properties. The Company generally does not expect to have any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Competition

Numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors compete with us in acquiring properties or making other real estate investments and obtaining creditworthy tenants to occupy such properties.

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

We believe Hines’ extensive real estate experience and depth and breadth of its organization of approximately 4,500 employees located in over 100 cities across the United States and 23 foreign countries allows it to better identify investment opportunities for us. However, competition may increase our cost of acquisitions.

Tenants

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. For the year ended December 31, 2019, there were no tenants that individually represented more than 10% of our total rental revenue.

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

Risks Related to Investing in the Offerings and Our Common Stock

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

The Offering is being made on a “best efforts” basis, whereby the broker dealers participating in the Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial additional funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. As of March 1, 2020, we have raised aggregate gross proceeds of approximately $985.7 million from the sale of shares in our Public Offering, including shares sold through the distribution reinvestment plan, and as of the date of this Annual Report on Form 10-K, we have acquired eighteen interests in real estate properties. If we are unable to sell a significant number of the shares being offered in the Offering, we are more likely to focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

The availability and timing of distributions to our stockholders is uncertain and cannot be assured.

There is no assurance that distributions will continue to be authorized and paid. We cannot assure our stockholders that we will have sufficient cash to continue to pay distributions to them or that the amount of any such distributions will increase over time. In addition, the distribution and stockholder servicing fees payable with respect to Class T shares, Class S shares and Class D shares issued in the Offering will reduce the amount of funds available for distribution with respect to all Class T shares, Class S shares and Class D shares (including Class T shares, Class S shares and Class D shares issued pursuant to the distribution reinvestment plan). Further, because the distribution and stockholder servicing fees payable with respect to Class T shares and Class S shares are higher than those payable with respect to Class D shares, distributions with respect to Class T shares and Class S shares will be lower than distributions with respect to Class D shares; also, because there are no distribution and stockholder servicing fees payable with respect to Class I shares, distributions with respect to Class T shares, Class S shares and Class D shares will be lower than distributions with respect to Class I shares. Should we fail for any reason to distribute at least 90% of our REIT taxable income, we would not qualify for the favorable tax treatment accorded to REITs.

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

During the offering phase, and from time to time thereafter, our cash flow from operations may be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source and we may choose to pay distributions when we do not have sufficient cash flow from operations to fund such distributions. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. For example, we funded 42% of total distributions for 2019 with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds. When we pay distributions in excess of earnings and we use cash flows from financing activities, including offering proceeds and borrowings, to fund distributions, then we have less funds available for operations and for acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, may reduce our stockholders’ overall return and may result in the dilution of our stockholders’ investment. In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ interest in us. Furthermore, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

We have incurred net losses on a GAAP basis in the past and may continue to incur such losses in the future.

For the years ended December 31, 2019, 2018 and 2017, we have incurred net losses, on a GAAP basis, of approximately $19.5 million, $0.9 million and $17.2 million, respectively. As a result of these losses, we had accumulated distributions in excess of earnings balances, on a GAAP basis, of approximately $146.8 million, $91.7 million and $68.2 million, respectively, as of December 31, 2019, 2018 and 2017. Our net losses and the related accumulated distributions in excess of earnings balances for these periods are largely attributable to depreciation and amortization of our real estate investments as well as acquisition-related fees and expenses that are incurred while we are in the acquisition phase of our life cycle. Therefore, we may continue to incur net losses and accumulated distributions in excess of earnings balances in the future.

Additionally, we incurred other comprehensive losses, on a GAAP basis, of approximately $16.0 million, $6.7 million and $9.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts relate to translating the financial statements of our international subsidiaries into U.S. dollars for financial reporting purposes and represent changes in the exchange rates between the functional currencies of these subsidiaries and the U.S. dollar.

Payments to the holders of OP Units will reduce cash available for distribution to our stockholders.

An affiliate of Hines has received units of limited partnership interests in the Operating Partnership (“OP Units”) in return for its $190,000 contribution to the Operation Partnership. Our Advisor or its affiliates may also choose to receive OP Units in lieu of certain fees. The holders of all OP Units will be entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the OP Units will reduce the cash available for distribution to our stockholders.

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

The offering and redemption prices per share of our common stock generally will be based on an NAV determined as of the end of the prior month and will not be based on an NAV per share determined as of the date the shares are purchased or redeemed.

Generally, our offering and redemption prices per share of our common stock will be based on our NAV per share as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. Our offering and redemption prices will not be based on any public trading market. Certain of our investments and liabilities may be subject to more significant volatility from time to time and could change in value materially between the last calendar day of the prior month as of which the NAV per share is determined and the date that our shares are purchased or redeemed, however the NAV per share determined as of the end of the prior month will generally continue to be used as the as the basis for the offering price per share and the redemption price per share in the current month. Accordingly, since the offering and redemption prices will be based on an NAV per share determined as of a date that is approximately 30 days prior to the date the shares are purchased or redeemed, the price at which stockholders purchase shares and the price at which stockholders have their shares redeemed may be higher or lower than the actual then-current NAV per share. In addition, in exceptional circumstances we may, in our sole discretion, offer and redeem shares at a price that we believe reflects the NAV per share more appropriately than the NAV per share determined as of the end of the prior month, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. In such exceptional cases, the offering and redemption prices will not equal our NAV per share as of any particular date, but rather will reflect our adjustments to the NAV determined as of the end of the prior month.

Economic events that may cause our stockholders to request that we redeem their shares may materially adversely affect our cash flow and our results of operations and financial condition.

Economic events affecting the U.S. economy, including, without limitation, economic uncertainty and disruption created by global events, such as the outbreak of COVID-19 (more commonly referred to as the Coronavirus), as well as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our share redemption program at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy redemption requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

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

In order to disclose a monthly NAV, we are reliant on the third parties that we engage for that purpose, in particular the independent valuation firm and the appraisers that we hire to value and appraise our real estate portfolio.

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

Our NAV is not subject to GAAP, is not independently audited and involves subjective judgments by the independent valuation firm and other parties involved in valuing our assets and liabilities.

Our valuation procedures and our NAV are not subject to GAAP, and will not be subject to independent audit. Our NAV may differ from equity (net assets) reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. Additionally, we are dependent on the Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues) that may cause the value of a property to change materially and to promptly notify the independent valuation firm so that the information may be reflected in our real estate portfolio valuation. In addition, the implementation and coordination of our valuation procedures include certain subjective judgments of the Advisor, such as whether the independent valuation firm should be notified of events specific to our properties that could affect their valuations, as well as of the independent valuation firm and other parties we engage, as to whether adjustments to asset and liability valuations are appropriate. Accordingly, you must rely entirely on our board of directors to adopt appropriate valuation procedures and on the independent valuation firm and other parties we engage in order to arrive at our NAV, which may not correspond to realizable value upon a sale of our assets.

Our NAV per share may suddenly change if the valuations of our properties materially change from prior valuations or the actual operating results materially differ from our projections.

It is possible that the annual appraisals of our properties may not be spread evenly throughout the year and may differ from the most recent monthly valuation. As such, when these appraisals are reflected in our valuation of our real estate portfolio, there may be a sudden change in our NAV per share for each class of our common stock. Property valuation changes can occur for a variety of reasons, such as catastrophes, pandemics, local real estate market conditions, the financial condition of our tenants, or lease expirations. For example, we expect to regularly face lease expirations across our portfolio, and as we move further away from lease commencement toward the end of a lease term, the valuation of the underlying property will be expected to drop depending on the likelihood of a renewal or a new lease on similar terms. Such a valuation drop can be particularly significant when closer to a lease expiration, especially for single tenant properties or where an individual tenant occupies a large portion of a property. We will be at the greatest risk of these valuation changes during periods in which we have a large number of lease expirations as well as when the lease of a significant tenant is closer to expiration. In addition, actual operating results may differ from what we originally budgeted, which may cause a sudden increase or decrease in the NAV per share amounts. We accrue estimated income and expenses on a periodic basis based on annual budgets as adjusted from time to time to reflect changes in the business throughout the year. On a periodic basis, we adjust the income and expense accruals we estimated to reflect the income and expenses actually earned and incurred. We will not retroactively adjust the NAV per share of each class for any such adjustments. Therefore, because actual results from operations may be better or worse than what we previously budgeted, the adjustment to reflect actual operating results may cause the NAV per share for each class of our common stock to increase or decrease.

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

If prolonged disruptions in the capital and credit markets were to occur, they could adversely affect our ability to obtain loans, credit facilities, debt financing and other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to implement our investment strategy. See “[t]he recent global outbreak of the Coronavirus has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn” for a further discussion of the risks related to Coronavirus pandemic and its potential impact on our financial results.

If these disruptions in the capital and credit markets should continue as a result of, among other factors, uncertainty, and disruption caused by the impact of the Coronavirus, changing regulation, changes in trade agreements, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.

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

The recent global outbreak of the Coronavirus has disrupted economic markets and the prolonged economic impact is uncertain. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn.

The Coronavirus pandemic has had, and is expected to continue to have, an adverse impact on overall market conditions. It has already disrupted global travel and supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Some economists and major investment banks have predicted that it could lead to a global economic downturn and many government authorities have imposed shelter-in-place orders, including in the United Kingdom and in many states across the U.S. where our assets are located. Considerable uncertainty still surrounds the Coronavirus and its potential effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses and other efforts to curb the spread of the Coronavirus have significantly disrupted business activity globally, including in the markets where we invest, and could have an adverse impact on the performance of certain of our investments. In addition, the rapidly evolving nature of the pandemic makes it difficult to ascertain the long term impact it will have on commercial real estate markets and our investments.

Our tenants operate in industries which are being adversely affected by the disruption to business caused by the outbreak of the Coronavirus. Many of our tenants are subject to shelter in place and other quarantine restrictions, and the restrictions could be in place for an extended period of time. These restrictions are particularly adversely impacting many of our retail tenants (other than grocery tenants), as government instructions regarding social distancing and mandated closures have reduced and, in some cases, eliminated customer foot traffic, causing many of our retail tenants to temporarily close their brick and mortar stores. As of December 31, 2019, we owned two retail properties, which comprised 17% of our portfolio, based on the estimated value of our real estate investments as of that date. If these disruptions continue and the economic downturn is prolonged, it is likely to lead to rent delinquencies and defaults under leases, lower occupancy, or reduced rental rates to maintain or improve occupancy. Any of these developments could have a material adverse effect on our financial results.

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

As of December 31, 2019, we had approximately $865.7 million of outstanding indebtedness, which, upon final maturity, we will need to refinance or repay. See Note 5 — Debt Financing for a tabular presentation of our outstanding indebtedness. There can be no assurances we will be able to refinance our indebtedness (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt, or (3) at all.

Economic conditions and the credit markets have historically experienced, and may continue to experience, periods of volatility, uncertainty, or weakness that could impact the availability or cost of debt financing.

As of December 31, 2019, we had two loans that bear interest at floating rates based on the London interbank offered rate (“LIBOR”) and mature after December 2021. In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it will stop compelling banks to submit rates for the calculation of LIBOR after 2021. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates. Our loan agreements provide for procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. However, there can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. The discontinuation or modification of LIBOR could result in interest rate increases on our debt, which could adversely affect our cash flow, operating results and ability to make distributions to our stockholders at expected levels or at all.

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

We have acquired various financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and may reduce our cash available for distribution to you.

We have entered into currency rate swaps and caps, or similar hedging or derivative transactions or arrangements, in order to manage or mitigate our risk of exposure to the effects of currency changes as a result of our international investments. Similarly, we may enter into interest rate swaps and caps, or similar hedging or derivative transactions or arrangements, in order to manage or mitigate our risk of exposure to the effects of interest rate changes due to variable interest rate debt that we may have. These transactions may cause us to incur additional costs and may not be effective. In addition, because the performance participation allocation payable to our Advisor is calculated based in part on an increase in our NAV, our Advisor may face a conflict of interest from time to time when determining whether to recommend a hedging or derivative transaction. For example, our Advisor may be incentivized to recommend a riskier hedging or derivative transaction than it would otherwise recommend because it may materially increase the probability that our Advisor will receive the performance participation allocation or our Advisor may oppose a transaction that may otherwise benefit the Company because executing the transaction may make it more likely that our Advisor will not earn the performance participation allocation.

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

We have engaged a third party to source and manage our investments in real estate-related securities. We rely on the ability of this third party investment manager to implement our real estate-related securities investment strategy.

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

Our board of directors generally does not approve, in advance, the acquisition and disposition decisions made with respect to our investments in real estate-related securities.

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

We may not be able to retain key employees of Hines. To the extent we are unable to retain and/or find qualified successors for key employees that depart from the company, our results of operations may be adversely impacted. Our officers and the management of the Advisor also serve in similar capacities for numerous other entities. If Hines or any of its key employees are distracted by these other activities or suffer from adverse financial or operational problems in connection with operations unrelated to us, the ability of Hines and its affiliates to allocate time and/or resources to our operations may be adversely affected. If Hines is unable to allocate sufficient resources to oversee and perform our operations for any reason, our results of operations would be adversely impacted. We will not provide key-man life insurance policies for any of Hines’ key employees.

Certain other investment vehicles sponsored by Hines have experienced adverse developments in the last decade. Hines REIT sold shares of its common stock from 2004 to 2009 at various prices between $10.00 per share and $10.66 per share. Although Hines REIT re-opened its share redemption program with respect to ordinary redemption requests in April 2013, the program was suspended, except with respect to redemptions in connection with the death or disability of a stockholder, in December 2009. In addition, Hines REIT decreased its distribution rate in July 2010 and further decreased the rate in April 2013. Hines REIT completed its liquidation and dissolution in August 2018 and paid distributions of $7.59 per share to its stockholders, including liquidating distributions of $6.57 per share and special distributions of $1.01 per share. The special distributions were paid from July 2011 through April 2013 and were in addition to the regular operating distributions of up to $5.49 per share paid to Hines REIT’s stockholders between 2004 and 2016. The amount of regular operating distributions received by stockholders varied depending on when they invested and whether they held their shares continuously through 2016.

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

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Therefore, an investment in our common stock will be subject to greater risk to the extent that we lack a geographically diversified portfolio. As of December 31, 2019, we owned interests in nineteen real estate investments, seven of which are located in different domestic and international real estate markets. Please see Item 2. Properties for additional information regarding our investments, including market concentration.

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in those industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on leased square footage of our commercial real estate properties, as of December 31, 2019, approximately 31% is leased to tenants in the retail industry. Please see Item 2. Properties for additional information regarding our investments, including industry concentration.

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

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. For the year ended December 31, 2019, there were no tenants that individually represented more than 10% of our total rental revenue. The weakening of the financial condition or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations and our ability to pay distributions.

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

By owning our shares, stockholders will be subjected to significant risks associated with owning and operating real estate investments. The performance of their investment in us will be subject to such risks, including:

•	changes in the general economic climate;

•	changes in local conditions such as an oversupply of space or reduction in demand for real estate;

•	changes in interest rates and the availability of financing;

•	changes in market rental rates;

•	changes in property level operating expenses due to inflation or otherwise;

•	changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes; and

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

We are subject to extensive regulation, which may result in higher expenses or other negative consequences that could adversely affect us.

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

The sale of one or more of our properties may be considered a “prohibited transaction” under the Code (which generally includes the sale of property held by us primarily for sale to customers in the ordinary course of our trade or business). If we are deemed to have engaged in a prohibited transaction, all net gain that we derive from such sale would be subject to a 100% penalty tax. The Code sets forth a safe harbor for REITs that wish to sell property without risking the imposition of the 100% penalty tax. The principal requirements of the safe harbor are that: (i) the REIT must hold the applicable property for not less than two years for the production of rental income prior to its sale; (ii) the aggregate expenditures made by the REIT, or any partner of the REIT, during the two-year period preceding the date of sale which are includable in the basis of the property do not exceed 30% of the net selling price of the property; and (iii) property sales by the REIT do not exceed at least one of the following thresholds: (a) seven sales in the current year; (b) sales in the current year that do not exceed 10% of the REIT’s assets as of the beginning of the year (as measured by either fair market value or tax basis); or (c) sales in the current year that do not exceed 20% of the REIT’s assets as of the beginning of the year, and sales over a three-year period do not exceed, on average, 10% per annum of the REIT’s assets, in each case as measured by either fair market value or tax basis. Given our investment and operating strategy, the sale of one or more of our properties may not satisfy the above prohibited transaction safe harbor.

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

Our properties may contain or develop harmful mold, or may suffer from other indoor air quality issues, which could lead to liability for adverse health effects and costs of remediating the problem.

If any of our properties has or develops mold we may be required to undertake a costly program to remediate, contain or remove the mold. Mold growth may occur when moisture accumulates in buildings or on building materials. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing because exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. Similarly, if any of our properties suffers from other indoor quality issues, we may incur material expenses to remediate the issues. We may become liable to our tenants, their employees and others if property damage or health concerns arise, all of which could have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

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

•
we may be unable to obtain construction financing for development activities on favorable terms, including but not limited to interest rates, term and/or loan-to-value ratios, or at all, which could cause us to delay or even abandon potential developments;

•	labor may be in limited availability;

•	we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring such development opportunities; and

•	changes in tax, real estate and zoning laws may be unfavorable to us.

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

Six of the nineteen properties currently in our portfolio as of December 31, 2019 are multi-family residential properties and we expect to acquire additional multi-family residential properties in the future. Substantially all of our multifamily community leases are and will continue to be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

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

A degradation of a university’s reputation due to negative publicity or other events may adversely impact our student housing properties.

It is important that the universities from which our student housing properties draw residents maintain good reputations and are able to attract the desired number of incoming students. Any degradation in a university’s reputation could inhibit its ability to attract students and reduce the demand for our student housing properties. Reports of crime or other negative publicity regarding the safety of the students residing on, or near, our student housing properties may have an adverse effect on occupancy rates.

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

The value of real estate-related securities, including those of publicly listed REITs, fluctuates in response to issuer, political, market and economic developments. For example, equity markets are experiencing significant disruption as a result of the outbreak of COVID-19. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and different types of equity securities can react differently to these developments and they can affect a single issuer, multiple issuers within an industry, the economic sector or geographic region, or the market as a whole. The real estate industry is sensitive to economic downturns. The value of securities of companies engaged in real estate activities can be affected by changes in real estate values and rental income, property taxes, interest rates and tax and regulatory requirements. Downturns in equity and debt markets, such as the one we are currently experiencing, will significantly impact the value of our real-estate related securities.

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

As of December 31, 2019, twelve of our nineteen properties were located outside the U.S. and the revenues generated from those properties was denominated in the local currency. This has from time to time negatively impacted our NAV and may continue to negatively impact our NAV in the future.

The United Kingdom’s determination to exit the European Union could adversely affect market rental rates and commercial real estate values in the United Kingdom and Europe.
On June 23, 2016, the United Kingdom held a non-binding referendum in which a majority of voters voted in favor of the United Kingdom’s exit from the European Union. On March 29, 2017, the United Kingdom gave formal notice of its exit from the European Union and commenced the two-year period of negotiations to determine the terms of the United Kingdom’s relationship with the European Union after the exit, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of the exit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The announcement of the Brexit vote caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies such as the Euro may adversely affect our results of operations. The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. The United Kingdom ceased to be a member state of the European Union on January 31, 2020. The United Kingdom and the European Union agreed to a transition period from February 1, 2020 until December 31, 2020 to negotiate the terms of their future relationship. During the transition period, arrangements between the United Kingdom and the European Union will remain as they were prior to Brexit. As a result, the United Kingdom’s future access to the European Union single market and to European Union trade deals negotiated with other jurisdictions depend on the agreements or arrangements with the European Union for the United Kingdom to retain access to E.U. markets more permanently. In addition, the uncertainty caused by the departure of the United Kingdom from the European Union may:

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

As of December 31, 2019, 32% of our real estate investment portfolio consisted of two properties located in Dublin, Ireland, one property in Reading, United Kingdom, one property in Glasgow, United Kingdom, one property in Milton Keynes, United Kingdom, one property in Bristol, United Kingdom and one property in Edinburgh, United Kingdom (based on the estimated aggregate value of our real estate investments). A decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our portfolio, which could, among other things, adversely affect our business and financial condition.

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

We owned a 99.97% general partner interest in the Operating Partnership as of December 31, 2019. Hines Global REIT II Associates Limited Partnership owns the remaining interest in the Operating Partnership, and the Advisor holds the Special OP Units in the Operating Partnership, which were issued as consideration for an obligation by Hines and its affiliates to perform future services in connection with our real estate operations. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to you in the future.

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

Holders of our common stock do not have preemptive rights to any shares issued by us in the future. With the authorization of our board of directors, we declared special daily stock dividends for the period from October 1, 2014 through June 30, 2015, which may have diluted the value of our shares. In addition, we may issue, without stockholder approval, preferred shares or a class or series of common shares with rights that could adversely affect the holders of our common shares. Upon the affirmative vote of a majority of our directors (including, in the case of preferred shares, a majority of our independent directors), our charter authorizes our board of directors (without any further action by our stockholders) to issue preferred shares or common shares in one or more classes or series, and to fix the voting rights (subject to certain limitations), liquidation preferences, distribution rates, conversion rights, redemption rights and terms, including sinking fund provisions, and certain other rights and preferences with respect to such classes or series of shares. If we ever create and issue preferred shares with a distribution preference over common shares, payment of any distribution preferences of outstanding preferred shares would reduce the amount of funds available for the payment of distributions on the common shares. Further, holders of preferred shares are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. We could also designate and issue shares in a class or series of common shares with similar rights. In addition, under certain circumstances, the issuance of preferred shares or a separate class or series of common shares may render more difficult or tend to discourage:

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision will not apply to claims under the Securities Act or Exchange Act. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs' attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the General Assembly of Maryland has specifically amended the Maryland General Corporation Law to authorize the adoption of such provisions.

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

Hines and its affiliates are not prohibited from engaging, directly or indirectly, in any other business or from possessing interests in any other business venture or ventures, including businesses and ventures involved in the acquisition, development, ownership, management, leasing or sale of real estate projects. Hines or its affiliates own and/or manage properties in most, if not all, geographical areas in which we expect to acquire interests in real estate assets. Therefore, our properties may compete for tenants with other properties owned and/or managed by Hines and its affiliates. Hines may face conflicts of interest when evaluating tenant opportunities for our properties and other properties owned and/or managed by Hines and its affiliates and these conflicts of interest may have a negative impact on our ability to attract and retain tenants.

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

Legislative or regulatory action could adversely affect investors. In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your own tax advisor with respect to the impact of recent legislation on their years investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without your vote or the vote of our other stockholders.

In addition, the Tax Cuts and Jobs Act, or the Tax Act, made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses. In addition to reducing corporate and individual tax rates, the Tax Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017, and before January 1, 2026. The Tax Act made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly, but may otherwise affect us or you. While the changes in the Tax Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Internal Revenue Code may have unanticipated effects on us or you.

We urge you to consult with your own tax advisor with respect to the status of the Tax Act and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2019, we owned nineteen real estate investments. The following table provides additional information regarding each of these properties, and is presented as of December 31, 2019.

Property (1)	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased
Bishop’s Square	Dublin, Ireland	Office	3/2015; $103.2	6.1%	182,370	100%
Domain Apartments (4)	Las Vegas, Nevada	Residential/Living	1/2016; $58.1	5.5%	331,038	96%
Cottonwood Corporate Center	Salt Lake City, Utah	Office	7/2016; $139.2	6.9%	487,492	94%
Goodyear Crossing II (10)	Phoenix, Arizona	Industrial	8/2016; $56.2	8.5%	820,384	100%
Rookwood	Cincinnati, Ohio	Retail	1/2017; $193.7	6.0%	600,973	97%
Montrose Student Residences (5)	Dublin, Ireland	Residential/Living	3/2017; $40.6	5.5%	53,835	100%
Queen’s Court Student Residences (6)	Reading, United Kingdom	Residential/Living	10/2017; $65.3	6.2%	79,115	100%
Venue Museum District (7)	Houston, Texas	Residential/Living	9/2018; $72.9	3.9%	294,964	95%
Fresh Park Venlo	Venlo, Netherlands	Industrial	10/2018; $136.3	6.7%	2,863,565	96%
Maintal Logistics	Frankfurt, Germany	Industrial	12/2018; $43.8	5.7%	387,253	96%
ABC Westland	The Hague, Netherlands	Industrial	5/2019; $130.3	6.2%	1,283,975	91%
Promenade Shops at Briargate	Colorado Springs, Colorado	Retail	9/2019; $93.2	7.7%	236,539	91%
Gdańsk PL II	Gdańsk, Poland	Industrial	9/2019; $29.9	6.7%	346,996	100%
Łódź Urban Logistics	Łódź, Poland	Industrial	9/2019; $25.2	6.6%	389,233	100%
Glasgow West End (8)	Glasgow, United Kingdom	Residential/Living	9/2019; $89.5	5.5%	232,425	99%
The Alloy (9)	College Park, Maryland	Residential/Living	11/2019; $98.0	5.0%	228,581	96%
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	Industrial	11/2019; $19.9	5.7%	140,106	100%
DSG Bristol	Bristol, United Kingdom	Industrial	11/2019; $47.0	5.0%	265,000	100%
Royal Mail	Edinburgh, United Kingdom	Industrial	12/2019; $33.4	5.3%	212,028	100%
Total for All Investments					9,435,872	96%

(1)
On December 31, 2019, we effectively owned a 99.97% interest in the nineteen properties acquired prior to December 31, 2019 through our ownership interest in the Operating Partnership as its sole general partner. Hines Global REIT II Associates Limited Partnership (“HALP II”), an affiliate of Hines, owned the remaining 0.03% interest in the Operating Partnership.

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

(4)
The Domain Apartments consist of 308 units with an average effective monthly rental rate of $1,257 per unit as of December 31, 2019. In January 2020 we sold the Domain Apartments for a contract price of $80.1 million.

(5)	The Montrose Student Residences consists of 210 beds with an average effective weekly rental rate of €236 (approximately $264 assuming a rate of $1.12 per EUR as of December 31, 2019) per bed.

(6)	The Queen’s Court Student Residences consists of 395 beds with an average effective weekly rental rate of £201 (approximately $265 assuming a rate of $1.32 per GBP as of December 31, 2019) per bed.

(7)	Venue Museum District consists of 224 units with an average effective monthly rental rate of $2,595 per unit as of December 31, 2019.

(8)	Glasgow West End consists of 607 beds with an average effective weekly rental rate of £177 (approximately $233 assuming a rate of $1.32 per GBP as of December 31, 2019) per bed.

(9)	The Alloy consists of 399 beds with an average effective monthly rental rate of $2,181 per unit as of December 31, 2019.

(10) In February 2020, we sold Goodyear Crossing II for a contract price of $72.0 million.

Investment Type

Our portfolio is comprised of investments in a variety of real estate asset classes, including retail, office, industrial, and residential/living which includes multi-family and student housing properties. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of December 31, 2019 (the “Estimated Values”), which are consistent with the values used to determine our NAV per share as of that date.

Lease Expirations

The following table lists the scheduled lease expirations and related expiring base rents of our commercial properties for each of the years ending December 31, 2020 through December 31, 2029 and the period thereafter for the commercial properties we owned as of December 31, 2019. It does not include the effect of our residential/living or student housing properties due to the short term nature of these leases. The table also shows the approximate leasable square feet represented by the applicable lease expirations.

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases (in thousands)	Percent of Total Annual Base Rental Income
2020	60	1,618,113	20.4%	$10,493	13.2%
2021	52	1,075,294	13.6%	$13,812	17.4%
2022	28	422,025	5.3%	$4,480	5.6%
2023	40	704,861	8.9%	$8,233	10.4%
2024	27	590,137	7.5%	$7,879	9.9%
2025	15	959,305	12.1%	$6,374	8.0%
2026	13	337,639	4.3%	$4,001	5.0%
2027	6	127,320	1.6%	$667	0.8%
2028	9	409,603	5.2%	$8,795	11.1%
2029	10	91,586	1.1%	$1,564	2.0%
Thereafter	29	1,580,036	20.0%	$13,148	16.6%

Market Concentration
The following charts depict the location of our real estate investments as of December 31, 2019. Approximately 45% of our portfolio is located throughout the United States and approximately 55% is located internationally (based on our pro rata share of the Estimated Value of each of the real estate investments).

Industry Concentration

The following table provides a summary of the industry concentration of the tenants in our commercial properties based on their leased square footage as of December 31, 2019:

*
Other is made up of industries which individually comprise less than 2% of our portfolio and includes: Finance and Insurance, Administrative and Support Services, Oil and Gas, Construction, Hospitality, Other Services and Government.

Same-Store Gross Asset Value (“GAV”) vs Investment to Date

The following chart summarizes changes in the cost of our properties that were owned throughout all of 2019 compared to their valuations. As indicated by the chart, the valuations of such properties exceeded their cost by 5.8% as of January 2019 and 9.0% as of December 2019.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of March 30, 2020, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The table below discloses each class of shares of our common stock outstanding as of December 31, 2019, which were in the aggregate held by a total of 17,635 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.

	Class T	Class S	Class D	Class I	Class AX	Class TX	Class IX	Class JX
Shares outstanding	28,837	—	6,927	7,206	18,885	19,901	91	—

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our public offerings in their effort to comply with National Association of Securities Dealers (“NASD”) Rule 2340, we disclose in each Annual Report on Form 10-K a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares and such statements should not be used for any other purpose. On January 16, 2020, we announced a new net asset value (“NAV”) per share of our common stock of $10.10 as of December 31, 2019. The NAV was determined by us and our Advisor and was approved by our valuation committee and the board of directors. The new NAV per share was determined in accordance with our valuation policy in effect prior to the Restructuring and utilizing guidelines established by the Investment Program Association Practice Guideline 2013-01 — “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013.

We are offering the shares related to our Follow-On Offering (“Follow-On Offering Shares”) at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The “transaction price” generally will be equal to the most recently determined NAV per share as of the end of the prior month. We began determining an NAV per share on a monthly basis as of the end of January 2018. However, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. Subsequent to December 31, 2019, we have determined NAVs per share as of January 31, 2020 and February 29, 2020 of $10.29 per share and $10.24 per share, respectively. These NAVs per share as of January 31, 2020 and February 29, 2020 were determined in accordance with our valuation policy adopted in connection with the Restructuring and utilizing guidelines established by the Investment Program Association Practice Guideline 2013-01 — “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — NAV History” for additional information regarding changes in our NAV.

For additional information regarding the valuation methodologies and assumptions used to determine our NAV as of January 31, 2020 and February 29, 2020, please refer to our Current Reports on Form 8-K filed on January 16, 2020 and February 13, 2020, respectively, with the SEC. The below information describes the valuation methodologies, assumptions and limitations used in determining our most recent NAV as of February 29, 2020. We cannot assure you that this NAV per share, or the method used to establish it, complies with the ERISA or IRS requirements.

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our NAV. Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at www.hinessecurities.com/current-offerings/hgit and is also available on our toll-free information line at (888) 220-6121. See our Valuation Policy and Procedures incorporated by reference into this Annual Report on Form 10-K for a more detailed description of our valuation procedures, including important disclosure regarding interim real property valuations provided by our Advisor and reviewed by Altus Group U.S., Inc., or Altus. Altus is the independent valuation firm we have engaged to assist in the determination of our NAV per share and to provide us with a conclusion with respect to the reasonableness of our NAV per share for each class of shares of our common stock. All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our valuation committee. Generally, all of our real properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus. Altus concluded that the new NAV per share of our common stock as of February 29, 2020 set forth below is reasonable.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of February 29, 2020 and January 31, 2020 (the NAV per share is the same for each class of shares of our common stock):

	February 29, 2020		January 31, 2020
	Gross Amount	Per Share	Gross Amount	Per Share
	(in thousands)		(in thousands)
Real estate investments	$1,633,973	$18.53	$1,708,475	$20.21
Other assets	136,653	1.55	113,861	1.35
Debt obligations, other liabilities and noncontrolling interests	(867,651)	(9.84)	(952,870)	(11.27)
NAV	$902,975	$10.24	$869,466	$10.29
Shares outstanding	88,199		84,525

The valuations of our real properties as of February 29, 2020 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type.

	Office	Industrial	Retail	Multi-Family (1)	Weighted-Average Basis
Exit capitalization rate	5.55%	5.83%	6.50%	5.48%	5.78%
Discount rate / internal rate of return (“IRR”)	6.43%	5.84%	6.98%	6.34%	6.40%
Average holding period (years)	8.7	10.0	10.0	10.0	9.5
(1) Includes student-housing properties

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Industrial	Retail	Multi-Family	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	3.35%	2.88%	2.27%	2.55%	2.86%
	0.25% increase	(3.26)%	(2.64)%	(2.10)%	(3.16)%	(2.88)%
Discount rate (weighted-average)	0.25% decrease	1.77%	1.95%	1.85%	1.59%	1.78%
	0.25% increase	(1.73)%	(1.91)%	(1.81)%	(2.24)%	(1.89)%

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

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2019 through March 31, 2020 at a gross distribution rate of $0.05208 per month, for each share class, less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the Company’s distribution reinvestment plan were reinvested in shares of the same class as the shares on which the distributions were made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The table below outlines the net cash distributions declared for each class of shares for the years ended December 31, 2019, 2018 and 2017. The net distributions presented below are representative of the gross distribution rate declared by our board of directors less any applicable ongoing distribution and stockholder servicing fees. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distribution History” for additional information regarding our distributions.

	Year Ended December 31,
	2019	2018	2017
Distributions declared per Class AX share, net	$0.63	$0.61	$0.60
Distributions declared per Class TX share, net	$0.52	$0.51	$0.50
Distributions declared per Class IX share, net	$0.60	$0.59	$0.39
Distributions declared per Class T share, net	$0.52	$0.51	$—
Distributions declared per Class S share, net	$0.52	$0.51	$—
Distributions declared per Class D share, net	$0.60	$0.59	$—
Distributions declared per Class I share, net	$0.63	$0.61	$—

We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, we funded 42%, 32% and 56% of total distributions for the years ended December 31, 2019, 2018 and 2017, respectively, with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds.

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

For the years ended December 31, 2019 and 2018, respectively, approximately 6% and 22% of the distributions paid were taxable as ordinary income and approximately 94% and 36% were treated as a return of capital for federal income tax purposes. The remaining 42% in 2018 was treated as capital gains. The amount of distributions paid and taxable portion are not indicative or predictive of amounts anticipated in future periods.

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

Share Redemption Program

Our share redemption program may allow stockholders who have purchased shares from us or received their shares through a non-cash transaction, not in the secondary market, to have their shares redeemed subject to certain limitations and restrictions. Redemptions under our share redemption program will be made on a monthly basis. Subject to the limitations of and restrictions on our share redemption program, and subject to funds being available as described below, shares redeemed under our share redemption program will be redeemed at the transaction price in effect on the date of redemption, which generally will be a price equal to the most recently determined NAV per share applicable to the class of shares being redeemed and most recently disclosed by us in a public filing with the SEC (subject to the 5% holding discount described below).
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

Issuer Redemptions of Equity Securities

The following table lists shares we redeemed under our share redemption program during the quarter ended December 31, 2019, including the average price paid per share, which represents all of the share repurchase requests received for the same period.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
October 1, 2019 to October 31, 2019	123,504	$10.11	123,504	1,327,309
November 1, 2019 to November 30, 2019	245,255	$10.11	245,255	1,282,143
December 1, 2019 to December 31, 2019	126,127	$10.21	126,127	1,589,461
Total	494,886		494,886

(1)
Amount provided represents the 2% Monthly Limitation which can be further limited by the 5% Quarterly Limitation. See the description of our share redemption program above for a description of the limitations on the number of shares that may be redeemed pursuant to our share redemption program.

Item 6.  Selected Financial Data

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with our consolidated financial statements and Notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.

We owned nineteen properties that were 96% leased as of December 31, 2019 compared to ten properties that were 94% leased as of December 31, 2018 and eight properties that were 97% leased as of December 31, 2017. Because we are currently in the acquisition phase of our life cycle, changes in our results of operations related to our properties are primarily due to the acquisition of properties.

	2019		2018	2017	2016	2015
	(in thousands, except per share amounts)
Operating Data:
Total revenues	$103,883		$69,069	$59,724	$24,349	$9,410
Total expenses	$106,691		$70,931	$67,745	$32,595	$13,655
Gain on sale of real estate	$—		$14,491	$—	$—	$—
Interest expense	$18,608		$12,649	$9,453	$3,154	$1,345
Net income (loss)	$(19,548)		$(879)	$(17,186)	$(11,341)	$(5,638)
Net (income) loss attributable to noncontrolling interests	$(13)		$(13)	$(12)	$(12)	$(12)
Net income (loss) attributable to common stockholders	$(19,561)		$(892)	$(17,198)	$(11,353)	$(5,650)
Basic and diluted income (loss) per common share	$(0.31)		$(0.02)	$(0.48)	$(0.62)	$(1.06)
Cash distributions declared per Class AX share, net	$0.63		$0.61	$0.60	$0.58	$0.57
Cash distributions declared per Class TX share, net	$0.52		$0.51	$0.50	$0.49	$0.17
Cash distributions declared per Class IX share, net	$0.60		$0.59	$0.39	$—	$—
Cash distributions declared per Class T share, net	$0.52		$0.51	$—	$—	$—
Cash distributions declared per Class S share, net	$0.52		$0.51	$—	$—	$—
Cash distributions declared per Class D share, net	$0.60		$0.59	$—	$—	$—
Cash distributions declared per Class I share, net	$0.63		$0.61	$—	$—	$—
Weighted average common shares outstanding - basic and diluted	63,039		40,468	35,808	18,191	5,308

Balance Sheet Data:
Total investment property	$1,254,304	(2)	$787,189	$572,833	$283,875	$72,426
Cash and cash equivalents	$45,875		$27,138	$18,170	$98,137	$17,224
Total assets	$1,573,545		$948,829	$709,017	$470,345	$149,054
Long-term obligations (1)	$782,373	(2)	$504,772	$379,629	$258,451	$59,700

(1)
Includes notes payable, inclusive of our credit facility with JPMorgan, organization and offering costs reimbursable to our Advisor, and the distribution and stockholder servicing fees payable to our Dealer Manager with respect to certain share classes, some of which may be coming due within the next twelve months.

(2)
Excludes amounts relating to the Domain Apartments, which have been classified as assets held for sale and liabilities associated with assets held for sale on the consolidated balance sheet. The Domain Apartments were sold in January 2020.

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

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Executive Summary

Hines Global Income Trust, Inc. (“Hines Global”) is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years.

We raise capital for our investments through public offerings of our common stock. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014 and commenced our second public offering of up to $2.5 billion in shares of common stock including $500,000,000 of shares offered under our distribution reinvestment plan (the “Follow-on Offering”) in December 2017. Our Follow-on Offering reflects a restructuring (the “Restructuring”) that our board of directors believes is in the best interests of our stockholders.

As of March 30, 2020, we had received aggregate gross offering proceeds of $985.7 million from the sale of 97.6 million shares through our public offerings, including shares issued pursuant to our distribution reinvestment plan.

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. We acquired nine properties during the year ended December 31, 2019 for a total net purchase price of $566.4 million, using proceeds from our public offerings and debt financing. As of December 31, 2019, we owned interests in nineteen real estate investments consisting of 9.4 million square feet of leasable space that were 96% leased. See “Item 2. Properties” for additional information regarding our real estate investments.

NAV History

We began determining a net asset value (“NAV”) per share on a monthly basis in January 2018. Since that time, our NAV per share has increased from $9.78 as of January 31, 2018 to $10.24 as of February 29, 2020 as illustrated in the chart below. Set forth below is additional historical information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).

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

Performance Summary of Share Classes

The tables presented below disclose the total returns for each of our share classes. The total returns shown reflect the percent change in the NAV per share from the beginning of the applicable period, plus the amount of any distribution per share declared during the period. The total returns shown are calculated assuming reinvestment of distributions pursuant to our distribution reinvestment plan, are derived from unaudited financial information, and are net of all Hines Global expenses, including general and administrative expenses, transaction-related expenses, management fees, the performance participation allocation, and share class specific fees, but exclude the impact of early redemption deductions on the redemption of shares that have been outstanding for less than one year. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV per share. Valuations based upon unaudited reports from the underlying investments may be subject to later adjustments, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated.
The table below discloses the total returns for the classes of shares that are available for investment in the Follow-On Offering:

As of February 29, 2020
Shares Class (1)	1-Year	ITD
Class I Shares (2)	7.70%	9.48%
Class D Shares (2)	7.43%	9.19%
Class S Shares (No Sales Load) (3)	6.63%	8.35%
Class S Shares (With Sales Load) (4)	2.90%	6.51%
Class T Shares (No Sales Load) (3)	6.63%	8.35%
Class T Shares (With Sales Load) (4)	2.90%	6.51%

(1)	The inception date for Class I, Class D, Class S and Class T Shares is December 6, 2017.

(2)	Class I Shares and Class D Shares are sold without an upfront sales load.

(3)	Class S Shares and Class T Shares listed as (No Sales Load) exclude up-front selling commissions and dealer manager fees.

(4)	Class S Shares and Class T Shares listed as (With Sales Load) reflect the returns after the maximum up-front selling commission and dealer manager fees, which total 3.5% for both share classes.

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment in the Follow-On Offering:

As of February 29, 2020
Shares Class (1)	1-Year	3-Year	ITD
Class AX Shares (No Sales Load)	7.70%	10.93%	9.09%
Class AX Shares (With Sales Load)	N/A	7.37%	6.81%
Class TX Shares (No Sales Load)	6.63%	9.83%	8.83%
Class TX Shares (With Sales Load)	N/A	8.33%	7.42%
Class IX Shares (No Sales Load)	7.43%	N/A	8.36%
Class IX Shares (With Sales Load)	N/A	N/A	8.05%

(1)	The inception date for Class AX Shares, Class TX Shares, and Class IX Shares are October 1, 2014, September 1, 2015, and May 1, 2017, respectively.

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

Investment Property and Lease Intangibles

When we acquire a property, we allocate the purchase price of the acquisition based upon our assessment of the fair value of various components, including to land, building and improvements, and intangible lease assets and liabilities. Fair value determinations are subjective based on estimated cash flow projections that utilize discount and/or capitalization rates, as well as certain available market information, which may include comparable land sales, market-based rental revenues, and the replacement cost of the building, in addition to other factors. The fair value of building and improvements considers the value of the property as if it were vacant. The fair value of intangible lease assets is based on our evaluation of the specific characteristics of each lease. Factors considered include estimates of carrying costs during hypothetical expected lease-up periods, current market conditions and market rates, the customer’s credit quality and costs to execute similar leases. The fair value of out-of-market leases is calculated as the present value (using a discount rate that reflects the risks associated with the leases) of the difference between the contractual amounts to be paid pursuant to each in-place lease and our estimate of fair market lease rates for each corresponding in-place lease. In estimating carrying costs, we include estimates of lost rentals at market rates during the expected lease-up periods, depending on local market conditions. In estimating costs to execute similar leases, we consider customer improvements, leasing commissions and legal and other related expenses.

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges have been recorded for any period through December 31, 2019.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements, are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense. We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes. These factors include: (i) whether the lease stipulates how and on what a tenant improvement allowance may be spent; (ii) whether the tenant or landlord retains legal title to the improvements; (iii) the uniqueness of the improvements; (iv) the expected economic life of the tenant improvements relative to the term of the lease; and (v) who constructs or directs the construction of the improvements. The determination of who owns the tenant improvements for accounting purposes is subject to significant judgment. In making that determination, we consider all of the above factors. No one factor, however, necessarily establishes any determination.

Revenue Recognition and Valuation of Receivables

We are required to recognize minimum rent revenues on a straight-line basis over the terms of tenant leases, including rent holidays and bargain renewal options, if any. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant’s lease provision. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. We make quarterly accrual adjustments, positive or negative, to tenant reimbursement revenue to adjust the recorded amounts to our best estimate of the final amounts to be billed and collected with respect to the cost reimbursements. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term and are included in other revenue in the accompanying consolidated statements of operations. To the extent our leases provide for rental increases at specified intervals, we will record a receivable for rent not yet due under the lease terms. Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends. The uncollectible portion of the portfolio is recorded as an adjustment to rental revenues. Prior to the adoption of ASU 2016-02, an allowance for the uncollectible portion of tenant and other receivables was determined and recognized based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located.

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

As of December 31, 2019, our portfolio was approximately 50% leveraged (based on the most recent valuations of our real estate investments) with a weighted average interest rate of 2.54%. We expect that once we have fully invested the proceeds of our public offerings and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions and redemptions. Our real estate-related securities portfolio may have embedded leverage, including through the use of reverse repurchase agreements and derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Further, our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess.

Notwithstanding the above, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. Any indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties about our company in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on the value of an investment in our common shares. See Note 5 — Debt Financing for a discussion of our outstanding debt arrangement.

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

Net cash provided by operating activities for the years ended December 31, 2019 and 2018 was $17.4 million and $19.2 million, respectively. Generally, net cash provided by operating activities increased as a result of our acquisitions of nine properties during the year ended December 31, 2019 and the operations of our 2018 acquisitions for the year ended December 31, 2019. However, the increase in net cash provided by operating activities was offset by the payment of the $6.0 million performance participation allocation related to 2018, which was paid to the Advisor in 2019. Additionally, we experienced an increase in costs associated with leasing activities, including tenant inducement payouts, during the year ended December 31, 2019 as compared to the same period in the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2019 and 2018 were primarily due to the following:

2019

•	Payments of $621.0 million primarily related to the acquisitions of nine real estate investments during the year ended December 31, 2019.

•	Capital expenditures of approximately $8.5 million at our real estate properties.

•	Payments of $45.2 million to purchase real estate-related securities. We also received proceeds of $20.6 million from the sale of real estate-related securities.

2018

•	Payments of $206.8 million primarily related to the acquisition of Venue Museum District and Fresh Park Venlo.

•
Capital expenditures of approximately $15.0 million primarily related to development work at Bishop’s Square, which was completed in July 2019, and various capital improvements at our other properties.

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

Cash Flows from Financing Activities

Public Offerings

We commenced the Initial Offering in August 2014 and terminated our offering in December 2017, except for shares issued pursuant to our distribution reinvestment plan. We commenced our Follow-on Offering in December 2017, but did not begin raising proceeds related to the Follow-on Offering until 2018. We received gross proceeds of $392.9 million, $44.3 million and $138.2 million, respectively, during the years ended December 31, 2019, 2018 and 2017, respectively, through our public offerings, excluding proceeds from our distribution reinvestment plan. Please see Executive Summary for additional information regarding our public offerings.

During the year ended December 31, 2019 and 2018, we redeemed $15.5 million and $12.5 million, respectively, in shares of common stock pursuant to our share redemption program. Prior to the commencement of our Follow-on Offering, in October 2017, we commenced a self-tender offer for up to $200.0 million in IPO Shares at a price of $9.69 per share. We redeemed a total of 1.9 million IPO Shares for an aggregate cost of $18.7 million in November 2017 in connection with our self-tender offer. In addition, during the year ended December 31, 2017, we redeemed $1.6 million in shares of common stock pursuant to our share redemption programs in effect prior to the Restructuring.

In addition to the investing activities described previously, we use proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the years ended December 31, 2019, 2018 and 2017, we made payments of $12.4 million, $3.3 million and $7.2 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our public offerings. Selling commissions, dealer manager fees and distribution and stockholder servicing fees vary for each share class as described more fully in Note 8 — Related Party Transactions. The increase in selling commissions, dealer manager fees and distribution and stockholder servicing fees for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is due to the increase in capital raised since our restructuring and related modifications in our Follow-on Offering, which commenced in December 2017. The decrease in the payment of these fees and commissions during the year ended December 31, 2018 as compared to the year ended December 31, 2017 is primarily a result of a reduction in gross offering proceeds raised.

Through December 5, 2017, we also used proceeds from the Initial Offering to make payments to our Advisor for the reimbursement of organization and offering costs that were deemed issuer costs. During the year ended December 31, 2017, we made payments of $3.8 million for organization and offering costs. Beginning December 6, 2017, the Advisor agreed to advance all of our unpaid organization and offering costs, consisting of issuer costs and certain underwriting costs (but excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) related to our public offerings, through December 31, 2018. In January 2019, we began reimbursing the Advisor in ratable amounts over 60 months for all such advanced expenses, as well as any organization and offering costs incurred subsequent to December 31, 2018, to the extent cumulative organization and offering costs paid by us do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from our public offerings. During the year ended December 31, 2019, we reimbursed the Advisor $5.7 million for organization and offering costs.

Distributions

With the authorization of our board of directors, we declared distributions as of daily record dates and paid them on a monthly basis through December 31, 2017. Beginning in January 2018, we have and intend to continue to declare distributions as of monthly record dates and pay them on a monthly basis. With the authorization of our board of directors, we declared distributions monthly from January 2019 through March 31, 2020 at a gross distribution rate of $0.05208 per month, for each share class, less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders during the years ended December 31, 2019, 2018, and 2017 were $33.7 million, $22.5 million and $19.1 million, respectively, including those reinvested in shares of our common stock pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, we funded 42%, 32% and 56% of total distributions for the years ended December 31, 2019, 2018 and 2017, respectively, with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds. As described previously, we paid acquisition fees and acquisition-related expenses of $11.5 million during the year ended December 31, 2017. Acquisition fees and acquisition-related expenses were expensed prior to our adoption of ASU 2017-01 on January 1, 2018 and therefore reduced cash flows from operating activities for that period. However, we funded such acquisition fees and acquisition-related expenses with proceeds from our public offerings and/or acquisition-related indebtedness.

The following table outlines our total distributions declared to stockholders for the years ended December 31, 2019, 2018 and 2017, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands).

	Stockholders			Sources
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows From Operating Activities
December 31, 2019	$16,112	$19,446	$35,558	$20,798	58%
December 31, 2018	$10,480	$12,146	$22,626	$15,484	68%
December 31, 2017	$9,226	$10,547	$19,773	$8,662	44%

Debt Financings

As mentioned previously, our portfolio was 50% leveraged as of December 31, 2019 (based on the most recent valuations of our real estate investments) with a weighted average interest rate of 2.54%. Below is additional information regarding our loan activity for the years ended December 31, 2019, 2018 and 2017. See Note 5 — Debt Financing for additional information regarding our outstanding debt.

2019

•
We received proceeds of $327.1 million in permanent mortgage financing as well as draws on our revolving credit facility with JPMorgan. Use of these proceeds was primarily to provide cash for the acquisitions of real estate investments during the year ended December 31, 2019. We made draws of approximately $131.5 million and payments of approximately $27.5 million on the Revolving Credit Facility with JPMorgan during the year ended December 31, 2019, resulting in an outstanding balance of $104.0 million as of December 31, 2019.

•	We made payments of $3.7 million in financing costs primarily related to our mortgage loans.

•	We made payments of principal totaling $31.0 million on the Revolving Credit Facility with JPMorgan as well as permanent mortgage financing relating to our real estate investments.

•
We borrowed $134.0 million under the Hines Credit Facility primarily to provide cash for the acquisitions of real estate investments during the year ended December 31, 2019, and made payments of $114.0 million on this facility. We had an outstanding balance of $75.0 million under this facility as of December 31, 2019.

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

Results of Operations

Year ended December 31, 2019 compared to the year ended December 31, 2018

The table below includes information regarding changes in our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in 2019 compared to 2018 as a result of significant additional capital raised and invested in real estate. All amounts are in thousands, except for percentages:

	Year Ended December 31,		Change
	2019	2018	$	%
Revenues:
Rental revenue	$101,762	$68,006	$33,756	50%
Other revenue	2,121	1,063	1,058	100%
Total revenues	103,883	69,069	34,814	50%
Expenses:
Property operating expenses	25,198	13,774	11,424	83%
Real property taxes	11,753	8,601	3,152	37%
Property management fees	4,036	1,845	2,191	119%
Depreciation and amortization	46,193	32,478	13,715	42%
Acquisition related expenses	161	144	17	12%
Asset management and acquisition fees	7,985	5,004	2,981	60%
Performance participation allocation	7,713	5,954	1,759	30%
General and administrative expenses	3,652	3,131	521	17%
Total expenses	106,691	70,931	35,760	50%
Other income (expenses):
Gain (loss) on derivative instruments	(2,292)	(272)	(2,020)	743%
Gain (loss) on investments in real estate-related securities	2,317	(401)	2,718	678%
Gain on sale of real estate	—	14,491	(14,491)	N/A*
Foreign currency gains (losses)	(617)	(438)	(179)	41%
Interest expense	(18,608)	(12,649)	(5,959)	(47)%
Interest and other income	1,480	261	1,219	467%
Income (loss) before benefit (provision) for income taxes	(20,528)	(870)	(19,658)	N/A*
Benefit (provision) for income taxes	980	(9)	989	N/A*
Net income (loss)	(19,548)	(879)	(18,669)	N/A*

* Not a meaningful percentage
Total revenues: The increase in total revenue is primarily due to the additional real estate investments acquired during 2019. We acquired nine real estate investments during 2019 and had a portfolio of nineteen real estate investments as of December 31, 2019 that contained 9.4 million leasable square feet, of which 96% was leased. We also acquired 3 real estate investments during 2018 which also contributed to the increases in these amounts since the properties were owned for the entire year in 2019. Total revenues decreased $0.4 million related to our same-store properties. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Property operating expenses: The increase in property operating expenses is primarily due to our significant acquisition activity during late 2018 and throughout 2019. Property operating expenses increased $0.7 million related to our same-store properties. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Real property taxes: The increase in real property taxes is primarily due to our significant acquisition activity during late 2018 and throughout 2019. Real property taxes increased $0.3 million related to our same-store properties. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.

Property management fees: The increase in property management fees is primarily due to our significant acquisition activity during late 2018 and throughout 2019. Property management fees increased $0.1 million related to our same-store properties. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to the additional real estate investments acquired during 2018 and 2019, as previously described.
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, our NAV. The increase in these fees is primarily due to the additional real estate investments made during 2018 and 2019.
Performance participation allocation: Performance participation allocation increased primarily due to additional capital raised and changes in our NAV per share as well as the increase in our distribution rate per share, which occurred in January 2019. Please see Item 7 — Management’s Discussion and Analysis—NAV and Distribution for additional information concerning the change in NAV per share during the year ended December 31, 2019.
General and administrative expenses: General and administrative expenses increased primarily due to increased legal costs and shareholder costs. We generally expect our general and administrative expenses to continue to increase as we continue raising capital from our Follow-On Offering.
Gain (loss) on derivative instruments: We enter into interest rate contracts in order to limit our exposure against the variability of future interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. During the year ended December 31, 2019, losses were primarily related to the position of our foreign currency forward contracts.
Gain (loss) on investments in real estate-related securities: In the fourth quarter of 2018 and throughout 2019, the Company made its initial investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs.  These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. For information about the valuation of our investments in real-estate related securities, see Note 9—Fair Value Measurements in the notes to the accompanying financial statements.
Gain on sale of real estate: We acquired 2819 Loker Avenue East in December 2014 for a net purchase price of $25.4 million and we sold 2819 Loker Avenue East for a contract sales price of $38.3 million on March 30, 2018 and we recognized a gain of $14.5 million related to this sale. We had no property dispositions during the year ended December 31, 2019.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than U.S. dollars. During the year ended December 31, 2019 and 2018, these losses were primarily related to the effect of remeasuring cash held in foreign currencies into U.S. dollars and the changes in exchange rates.
Interest expense: Interest expense increased due to an increase in our principal amount of indebtedness outstanding during the period resulting from additional real estate investments acquired in 2018 and 2019.
Interest and other income: Primarily relates to interest and dividend income associated with our investments in real-estate related securities. We made our initial investment in real estate-related securities in the fourth quarter of 2018 and have continued to invest additional amounts since that time. The increase in interest and dividend income earned during the year ended December 31, 2019 compared to 2018 is due to our continued investing in real estate-related securities throughout 2019.
Benefit (provision) for income taxes: Provision for income taxes changed from a $9,000 provision for the year ended December 31, 2018 to a $1.0 million benefit for the year ended December 31, 2019 as a result of changes in our deferred tax assets and liabilities related to book / tax timing differences at our international subsidiaries.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the year ended December 31, 2019 includes seven properties that were 98% leased as of December 31, 2019 compared to 97% leased as of December 31, 2018. In total, property revenues in excess of expenses of the same-store properties decreased 4% for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

The following table presents the property-level revenues in excess of expenses for the year ended December 31, 2019, as compared to the year ended December 31, 2018, by reportable segment. Excluding leases in our residential/living segments, most of our leases are net leases, which provide for the recovery of most operating expenses, property taxes and management fees at our properties. As a result, we believe it is beneficial to analyze our same-store results on a net basis, as shown below. All amounts are in thousands, except for percentages:

	Year Ended December 31,		Change
	2019	2018	$		%
Property revenues in excess of expenses(1)
Same-store properties
Domestic office investments	$11,022	$11,076	$(54)		—%
Domestic residential/living investments	3,389	3,263	126		4%
Domestic retail investments	11,371	12,400	(1,029)	(2)	(8)%
Domestic industrial investments	3,300	3,886	(586)	(3)	(15)%
International office investments	6,235	5,919	316		5%
International residential/living investments	5,133	5,438	(305)		(6)%
Total same-store properties	$40,450	$41,982	$(1,532)		(4)%
Recent acquisitions	22,446	2,383	20,063		842%
Disposed properties	—	484	(484)		(100)%
Total property revenues in excess of expenses	$62,896	$44,849	$18,047		40%

(1)	Property revenues in excess of expenses include total revenues less property operating expenses, real property taxes and property management fees.

(2)
The decrease is primarily due to a $457,000 decline in rental revenue resulting from the early move-out of two tenants, as well as $370,000 in various increases in property operating expenses as explained above.

(3)
The decrease is primarily related to a $619,000 decrease in rental revenues driven by the lease renewal at Goodyear, which commenced during the fourth quarter of 2018 at a lower rental rate than the preceding lease. The base rental rate of the renewed lease is 24.6% lower than the base rental rate of the preceding lease. However, this lease was with a high credit-quality tenant and enabled us to sell the property at a substantial gain in February 2020.

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the years ended December 31, 2019, 2018 and 2017 and the period from inception through December 31, 2019 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Years ended December 31,			Period from July 31, 2013 (date of inception) through December 31, 2019
	2019	2018	2017
Net income (loss)	$(19,548)	$(879)	$(17,186)	$(55,920)
Depreciation and amortization (1)	46,193	32,478	29,687	127,986
Gain on sale of real estate	—	(14,491)	—	(14,491)
Adjustments for noncontrolling interests (2)	(29)	(22)	(30)	117
Funds From Operations attributable to common stockholders	$26,616	$17,086	$12,471	$57,692
Basic and diluted income (loss) per common share	$(0.31)	$(0.02)	$(0.48)	$(2.17)
Funds From Operations attributable to common stockholders per common share	$0.42	$0.42	$0.35	$2.24
Weighted average shares outstanding	63,039	40,468	35,808	25,746

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•
For the years ended December 31, 2019, 2018 and 2017, the Dealer Manager earned distribution and stockholder servicing fees of $3.8 million, $2.0 million and $1.6 million, respectively, which are paid by Hines Global. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through December 31, 2019 were $7.9 million.

•
For the year ended December 31, 2017, we incurred $10.0 million in acquisition-related costs and fees. Total acquisition-related costs and fees included in net income were $23.3 million from inception through December 31, 2019.

•
As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. See Note 7—Related Party Transactions, for additional information regarding the performance participation allocation. We do not consider the performance participation allocation in evaluating our operating performance. For the years ended December 31, 2019 and 2018, we incurred $7.7 million and $6.0 million, respectively, in performance participation allocation fees. Total performance participation allocation fees incurred were $13.9 million from inception through December 31, 2019.

•
For the years ended December 31, 2019, 2018 and 2017, we recorded adjustments primarily related to amortization of out-of-market lease intangibles and lease incentives and straight-line rent adjustments, which resulted in a net increase to rental revenue of $4.4 million, $2.3 million and $2.1 million, respectively.

•
We recorded non-cash adjustments related to gains/losses on derivative instruments and/or foreign currencies and certain amounts related to deferred taxes, which reduced net income by approximately $2.9 million and $93,000 for the years ended December 31, 2019 and 2018, respectively. Such amounts were insignificant in prior periods.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees to fund distributions to our stockholders. For example, we funded 42%, 32% and 56% of total distributions for the years ended December 31, 2019, 2018 and 2017, respectively, with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through December 31, 2019, we declared $91.0 million of distributions to our stockholders, compared to our total aggregate FFO of $57.7 million and our total aggregate net loss of $55.9 million for that period. We incurred acquisition fees and expenses of $23.3 million from inception through December 31, 2017 in connection with our real estate investments, which were recorded as reductions to net income (loss) and FFO. We adopted ASU 2017-01 on January 1, 2018, which allows us to capitalize acquisition-related costs and fees instead of treating them as operating expenses under GAAP. For the year ended December 31, 2017, we incurred $10.0 million in acquisition-related costs and fees. For the year ended December 31, 2019, we declared $35.6 million of distributions to our stockholders compared to our total aggregate FFO of $26.6 million. For the years ended December 2018 and 2017, we declared $22.6 million and $19.8 million, respectively, of distributions to our stockholders compared to our total aggregate FFO of $17.1 million and $12.5 million, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2019.

	Payments due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total (2)
Notes payable (1)	$186,835	$274,005	$68,096	$—	$528,936
Hines Credit Facility(1)	77,468	—	—	—	77,468
Organization and Offering Costs(2)	2,362	3,600	1,800	—	7,762
Total contractual obligations(3)	$266,665	$277,605	$69,896	$—	$614,166

(1)	Includes all future principal outstanding as of December 31, 2019 and future interest payments.

(2)	See Note 8 — Related Party Transactions for additional information regarding the reimbursement of organization and offering costs to our Advisor.

(3)
Excluded from the table above is the $22.5 million distribution and stockholder servicing fee liability payable to our Dealer Manager with respect to certain classes of shares of our common stock as of December 31, 2019. We cannot predict the length of time over which this fee will be paid due to potential changes in the NAV per share of the Company's common stock and future redemptions of shares of our common stock. If we assumed a constant NAV per share, the distribution and stockholder servicing fee would be paid over a range of 5-6 years from the date of purchase for certain classes of shares of our common stock, and over 35 years from the date of purchase with respect to Class T shares. See Note 8 — Related Party Transactions for additional information regarding the distribution and stockholder servicing fees.

Recent Developments and Subsequent Events

Domain Apartments

In January 2020, we sold the Domain Apartments for a contract price of $80.1 million and repaid the associated mortgage loan in full. We acquired the Domain Apartments in January 2016 for a purchase price of $58.2 million, excluding transaction costs and working capital reserves. The purchaser is not affiliated with us or our affiliates.

The Emerson

In January 2020, we acquired The Emerson. The net purchase price was $117.0 million, exclusive of transaction costs and closing prorations. The Emerson is an apartment property located in Centreville, Virginia consisting of 355 units. The newly constructed property currently has a 64% occupancy rate and is expected to stabilize in the next six months. The seller is not affiliated with us or our affiliates.

Goodyear Crossing

In February 2020, we sold Goodyear Crossing II for a contract price of $72.0 million and repaid the associated mortgage loan in full. We acquired Goodyear Crossing II in August 2016 for a purchase price of $56.2 million, excluding transaction costs and working capital reserves. The purchaser is not affiliated with us or our affiliates.

Bratzler ABC Westland

In February 2020, we acquired Bratzler ABC Westland for a contract price of €11.5 million (approximately $12.5 million assuming a rate of $1.09 per Euro as of the acquisition date), excluding transaction costs and working capital reserves. Bratzler ABC Westland is an addition to our existing ownership interest in ABC Westland, an industrial logistics property located in The Hague, Netherlands, previously acquired in May 2019. The seller is not affiliated with us or our affiliates.

Coronavirus Outbreak

Subsequent to December 31, 2019, there was a global outbreak of COVID-19 (more commonly referred to as the Coronavirus), which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. It has already disrupted global travel and supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Considerable uncertainty still surrounds the Coronavirus and its potential effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses and other efforts to curb the spread of the Coronavirus have significantly disrupted business activity globally, including in the markets where we invest, and could have an adverse impact on the performance of certain of our investments. Many of our tenants are subject to shelter in place and other quarantine restrictions, and the restrictions could be in place for an extended period of time. These restrictions are particularly adversely impacting many of our retail tenants (other than grocery tenants), as government instructions regarding social distancing and mandated closures have reduced and, in some cases, eliminated customer foot traffic, causing many of our retail tenants to temporarily close their brick and mortar stores. As of December 31, 2019, we owned two retail properties in the U.S., which comprised 17% of our portfolio, based on the estimated value of our real estate investments as of that date. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. In addition, the rapidly evolving nature of the pandemic makes it difficult to ascertain the long term impact it will have on commercial real estate markets and our investments. Nevertheless, the Coronavirus presents material uncertainty and risk with respect to the performance of our real estate investments and our financial results, such as the potential negative impact to occupancy at our properties, the potential closure of certain of our assets for an extended period, the potential for increased difficulty in obtaining financing, increased costs of operations, decrease in values of our real estate investments, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. We are unable to estimate the impact the Coronavirus will have on our financial results at this time.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of December 31, 2019, we were exposed to the market risks listed below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of December 31, 2019, we had $663.3 million of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $6.6 million in interest expense. Additionally, we entered into interest rate swap and cap agreements to limit our exposure to rising interest rates related to our mortgage loans secured by our investment properties. See Note 5 — Debt Financing in the Notes to the consolidated financial statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of December 31, 2019	Reduction in Net Income (Loss) for the Year Ended December 31, 2019
EUR	$15,029	$276
GBP	$15,814	$48

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Hines Global Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hines Global Income Trust, Inc., and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted ASC 842, Leases, using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
March 30, 2020

We have served as the Company’s auditor since 2013.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2019 and 2018

	2019	2018
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$1,254,304	$787,189
Investments in real estate-related securities	36,491	9,599
Cash and cash equivalents	45,875	27,138
Restricted cash	10,563	9,848
Derivative instruments	163	174
Tenant and other receivables, net	14,160	8,995
Intangible lease assets, net	98,537	90,697
Right-of-use asset, net	37,606	—
Deferred leasing costs, net	18,418	13,282
Deferred financing costs, net	2,311	—
Other assets	5,129	1,907
Assets held for sale	49,988	—
Total assets	$1,573,545	$948,829
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$29,838	$26,186
Due to affiliates	42,782	26,022
Intangible lease liabilities, net	19,633	18,034
Other liabilities	21,428	55,391
Operating lease liability	1,583	—
Derivative instruments	1,079	—
Distributions payable	3,837	2,024
Note payable to affiliate	75,000	55,000
Notes payable, net	752,131	487,439
Liabilities associated with assets held for sale	34,713	—
Total liabilities	$982,024	$670,096

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2019 and December 31, 2018	—	—
Common shares (Note 7)	83	44
Additional paid-in capital	735,545	371,274
Accumulated distributions in excess of earnings	(146,830)	(91,711)
Accumulated other comprehensive income (loss)	2,723	(874)
Total stockholders’ equity	591,521	278,733
Noncontrolling interests	—	—
Total equity	591,521	278,733
Total liabilities and equity	$1,573,545	$948,829

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$101,762	$68,006	$58,824
Other revenue	2,121	1,063	900
Total revenues	103,883	69,069	59,724
Expenses:
Property operating expenses	25,198	13,774	9,663
Real property taxes	11,753	8,601	9,387
Property management fees	4,036	1,845	1,061
Depreciation and amortization	46,193	32,478	29,687
Acquisition related expenses	161	144	3,212
Asset management and acquisition fees	7,985	5,004	11,681
Performance participation allocation	7,713	5,954	251
General and administrative expenses	3,652	3,131	2,803
Total expenses	106,691	70,931	67,745
Other income (expenses):
Gain (loss) on derivative instruments	(2,292)	(272)	(372)
Gain (loss) on investments in real estate-related securities	2,317	(401)	—
Gain on sale of real estate	—	14,491	—
Foreign currency gains (losses)	(617)	(438)	494
Interest expense	(18,608)	(12,649)	(9,453)
Interest and other income	1,480	261	83
Income (loss) before benefit (provision) for income taxes	(20,528)	(870)	(17,269)
Benefit (provision) for income taxes	980	(9)	83
Net income (loss)	(19,548)	(879)	(17,186)
Net (income) loss attributable to noncontrolling interests	(13)	(13)	(12)
Net income (loss) attributable to common stockholders	$(19,561)	$(892)	$(17,198)
Basic and diluted income (loss) per common share	$(0.31)	$(0.02)	$(0.48)
Weighted average number of common shares outstanding	63,039	40,468	35,808

Comprehensive income (loss):
Net income (loss)	$(19,548)	$(879)	$(17,186)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,597	(5,812)	7,693
Comprehensive income (loss)	$(15,951)	$(6,691)	$(9,493)
Comprehensive (income) loss attributable to noncontrolling interests	(13)	(13)	(12)
Comprehensive income (loss) attributable to common stockholders	$(15,964)	$(6,704)	$(9,505)

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2019, 2018 and 2017
(in thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2017	26,543	$26	$224,134	$(31,222)	$(2,755)	$190,183	$—
Issuance of common shares	14,807	15	146,710	—	—	146,725	—
Distributions declared	—	—	—	(19,773)	—	(19,773)	(12)
Redemption of common shares	(2,094)	(2)	(20,143)	—	—	(20,145)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(10,712)	—	—	(10,712)	—
Offering costs	—	—	(3,228)	—	—	(3,228)	—
Net income (loss)	—	—	—	(17,198)	—	(17,198)	12
Foreign currency translation adjustment	—	—	—	—	7,693	7,693	—
Balance as of December 31, 2017	39,256	$39	$336,761	$(68,193)	$4,938	$273,545	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2018	39,256	$39	$336,761	$(68,193)	$4,938	$273,545	$—
Issuance of common shares	5,601	7	56,391	—	—	56,398	—
Distributions declared	—	—	—	(22,626)	—	(22,626)	(13)
Redemption of common shares	(1,273)	(2)	(13,686)	—	—	(13,688)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(3,394)	—	—	(3,394)	—
Offering costs	—	—	(4,798)	—	—	(4,798)	—
Net income (loss)	—	—	—	(892)	—	(892)	13
Foreign currency translation adjustment	—	—	—	—	(5,812)	(5,812)	—
Balance as of December 31, 2018	43,584	$44	$371,274	$(91,711)	$(874)	$278,733	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2019	43,584	$44	$371,274	$(91,711)	$(874)	$278,733	$—
Issuance of common shares	39,805	41	411,280	—	—	411,321	—
Distributions declared	—	—	—	(35,558)	—	(35,558)	(13)
Redemption of common shares	(1,542)	(2)	(16,050)	—	—	(16,052)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(26,514)	—	—	(26,514)	—
Offering costs	—	—	(4,445)	—	—	(4,445)	—
Net income (loss)	—	—	—	(19,561)	—	(19,561)	13
Foreign currency translation adjustment	—	—	—	—	3,597	3,597	—
Balance as of December 31, 2019	81,847	$83	$735,545	$(146,830)	$2,723	$591,521	$—

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(19,548)	$(879)	$(17,186)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	47,341	32,614	29,220
Gain on sale of real estate	—	(14,491)	—
Foreign currency (gains) losses	617	438	(494)
(Gain) loss on derivative instruments	2,292	272	372
(Gain) loss on investments in real estate-related securities	(2,317)	401	—
Changes in assets and liabilities:
Change in other assets	(1,827)	1,167	(1,190)
Change in tenant and other receivables	(2,982)	(737)	(4,479)
Change in deferred leasing costs	(7,199)	(12,460)	(4,415)
Change in accounts payable and accrued expenses	90	7,432	4,964
Change in other liabilities	(2,946)	(519)	(9)
Change in due to affiliates	3,890	6,004	(92)
Net cash from (used in) operating activities	17,411	19,242	6,691
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(620,974)	(206,782)	(192,867)
Capital expenditures at operating properties	(8,487)	(14,977)	(4,204)
Proceeds from sale of real estate	—	37,087	—
Purchases of real estate-related securities	(45,200)	(11,307)	—
Proceeds from settlement of real estate-related securities	20,625	1,306	—
Net cash used in investing activities	(654,036)	(194,673)	(197,071)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	392,897	44,324	138,192
Redemption of common shares	(15,545)	(12,533)	(20,270)
Payment of offering costs	(5,684)	—	(3,810)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(12,373)	(3,306)	(7,154)
Distributions paid to stockholders and noncontrolling interests	(15,335)	(10,410)	(8,951)
Proceeds from notes payable	327,114	131,312	63,572
Payments on notes payable	(30,996)	(1,700)	(1,650)
Proceeds from related party note payable	134,000	90,500	58,200
Payments on related party note payable	(114,000)	(46,700)	(103,000)
Change in security deposit liability	167	(6)	(63)
Deferred financing costs paid	(3,692)	(1,674)	(1,028)
Payments related to interest rate contracts	(209)	(283)	(233)
Net cash from financing activities	656,344	189,524	113,805
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(267)	(1,660)	1,415
Net change in cash, restricted cash and cash equivalents	19,452	12,433	(75,160)
Cash, restricted cash and cash equivalents, beginning of year	36,986	24,553	99,713
Cash, restricted cash and cash equivalents, end of year	$56,438	$36,986	$24,553
See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Hines Global Income Trust, Inc. (“the Company” or “Hines Global”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for 60 years. The Company is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines. The Company intends to conduct substantially all of its operations through Hines Global REIT II Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of December 31, 2019 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

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

The Company received gross offering proceeds of approximately $985.7 million from the sale of 97.6 million shares through its public offerings from inception through March 30, 2020, including shares issued pursuant to its distribution reinvestment plan. As of December 31, 2019, the Company owned direct investments in nineteen real estate properties totaling 9.4 million square feet that were 96% leased.

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

Investment Property and Lease Intangibles

Acquisitions of properties are evaluated to determine whether they qualify as a business combination or an asset acquisition. An acquisition is classified as an asset acquisition if substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or group of similar assets and the amounts recorded are inclusive of acquisitions costs and therefore recorded using their relative fair values. If the acquisition meets the definition of a business combination, the Company records the fair value of the assets acquired and liabilities assumed and will evaluate the existence of goodwill or a bargain purchase gain. Acquisition costs are expensed for business combinations. Since January 1, 2018, all of our acquisitions were concluded to be assets acquisitions. The results of operations of acquired properties are included in the Company’s results of operations from their respective dates of acquisition. Estimates of fair values were based upon estimates a variety of valuation methodologies and assumptions that the Company believes are similar to those used by market participants. These include, but are not limited to, estimates for future cash flows that utilize discount and/or capitalization rates assuming the building was vacant, determination of market-based rental revenues, comparable land sales, and replacement costs on building, and are subsequently used to record the purchase of identifiable assets acquired, such as land, buildings and improvements, and identifiable intangible assets related to in-place leases and liabilities assumed, such as amounts related to acquired out-of-market leases, asset retirement obligations, and mortgage notes payable.

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

Real estate assets acquired are recorded at the date of acquisition less accumulated depreciation. Depreciation is computed using the straight-line method. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings. Major replacements that extend the useful life of the assets are capitalized and maintenance and repair costs are expensed as incurred.

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the years ended December 31, 2019, 2018, and 2017.

Assets and Liabilities Held for Sale

Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale.  As of December 31, 2019, the Company designated one property, the Domain Apartments, as held for sale.

As the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10 requires the separate presentation of assets and liabilities classified as held for sale, we have aggregated and presented these assets and liabilities as one line on the balance sheet (“assets held for sale” and “liabilities associated with assets held for sale”, respectively), which are described further in the tables below. These assets did not qualify to be classified as discontinued operations, because the sale of these assets does not represent a strategic shift in the Company’s operations. As of December 31, 2019, assets held for sale consisted of the following amounts (in thousands):

December 31, 2019
Investment property, net	$49,823
Tenant and other receivables, net	74
Other assets	91
Total assets held for sale	$49,988

As of December 31, 2019, liabilities associated with assets held for sale consisted of the following (in thousands):

December 31, 2019
Accounts payable and accrued expenses	$192
Other liabilities	225
Notes payable, net	34,296
Total liabilities associated with assets held for sale	$34,713

Investments in Real Estate-Related Securities

In the fourth quarter of 2018, the Company made its initial investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. Since that time, the Company has continued to make additional investments in real estate-related securities. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis, which resulted in a realized gain of $1.0 million and an unrealized gain of $1.3 million for the year ended December 31, 2019, both of which are recorded in “gain (loss) on investments in real estate-related securities” in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has also earned $1.0 million in interest and dividend income for the year ended December 31, 2019 relating to its investments in these securities, which are recorded in “Interest and other income” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

As of December 31, 2019, the Company had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents.

In addition, as of December 31, 2019, the Company had $27.6 million of cash and cash equivalents, including restricted cash, deposited in certain financial institutions located in the United Kingdom, Ireland, the Netherlands, Germany, and Poland.

Management regularly monitors the financial stability of these financial institutions in an effort to manage its exposure to any significant credit risk in cash and cash equivalents.

As of December 31, 2019, the Company owned $36.5 million in real estate-related securities. These securities consist of common equities, preferred equities and debt securities of publicly traded REITs.

International Operations

The Euro (“EUR”) is the functional currency for the Company’s subsidiaries operating in Ireland, the Netherlands and Germany, the British pound (“GBP”) is the functional currency for the Company’s subsidiaries operating in the United Kingdom, and the Polish zloty is the functional currency for the Company’s subsidiaries operating in Poland. These subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. Income statement accounts are generally translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. Upon disposal of this subsidiary, the Company will remove the accumulated translation adjustment from stockholders’ equity and include it in the gain or loss on disposal in its consolidated statement of operations.

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

Tenant and Other Receivables

Tenant and other receivables balances consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent. Straight-line rent receivables were $8.6 million and $5.8 million as of December 31, 2019 and 2018, respectively. Straight-line rent receivables consist of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Upon the adoption of Accounting Standards Update (“ASU”) 2016-02, individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivables are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical collection levels and current economic trends. The uncollectible portion of the portfolio is recorded as an adjustment to rental revenues. Prior to the adoption of ASU 2016-02, an allowance for the uncollectible portion of tenant and other receivables was determined and recognized based upon an analysis of the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area in which the property is located. Tenant and other receivables are shown at cost in the consolidated balance sheets, net of allowance for doubtful accounts of $0.3 million at December 31, 2018.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Other Assets

Other assets included the following (in thousands):

	December 31, 2019		December 31, 2018
Prepaid insurance	726		493
Prepaid property taxes	589		80
Deferred tax assets (1)	2,973		844
Other	932		490
Other assets	$5,220	(2)	$1,907

(1)	Includes the effects of a valuation allowance of $1.8 million and $0.8 million as of December 31, 2019 and 2018, respectively.

(2)	Includes $0.1 million classified as other assets within assets held for sale as of December 31, 2019.

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

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2015. The Company’s management believes that it operates in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2019, 2018 and 2017 in the accompanying consolidated financial statements. In 2019, income tax expense/benefit recorded by the Company was primarily comprised of foreign income taxes related to the operation of its international properties. All periods from December 31, 2015 through December 31, 2019 are open for examination by the IRS. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure. The Company adopted ASU 2016-16 “Income Taxes” beginning January 1, 2018 and recorded deferred tax assets, along with a full valuation allowance, related to its subsidiaries in Ireland.

Distribution and Stockholder Servicing Fees

The Company records distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the applicable class of shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable. For the years ended December 31, 2019 and 2018, the Company recorded a liability of $22.5 million and $8.3 million, respectively. See Note 8 — Related Party Transactions for additional information regarding the Company’s distribution and stockholder servicing fees.

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

•
The Company’s existing leases continue to be classified as operating leases, however, leases entered into or modified after January 1, 2019 may be classified as either operating or sales-type leases, based on specific classification criteria. The Company believes all of its leases will continue to be classified as operating leases, and all operating leases will continue to have a similar pattern of recognition as under prior GAAP.

•
The Company believes there is low risk of inadequate residual values of its leased assets upon the termination of these leases due to the Company’s ability to re-lease the spaces for the assets, the long-lived nature of its real estate assets and the nature of real estate assets to hold their value over a long periods of time.

Lessee Accounting

•
The Company has ground lease agreements in which the Company is the lessee for land underneath Bishop’s Square that the Company accounts for as an operating lease. The Company previously recognized an amount related to this ground lease as part of the allocation of the purchase price of Bishop’s Square, which was recorded to intangible lease assets, net. The lease has a remaining term of 763 years. Upon adoption of ASC 842 on January 1, 2019, the Company determined the lease liability is immaterial and reclassified approximately €29.7 million (approximately $33.9 million assuming a rate of $1.14 per EUR as of January 1, 2019, the date of adoption) from intangible lease assets, net to right-of-use asset, net in the Company’s Consolidated Balance Sheets.

•
The Company has a ground lease agreement in which the Company is the lessee for land underneath Łódź Urban Logistics that the Company is currently accounted for as an operating lease. The lease currently ends in December 2089 and has fixed payments. The rental expense associated with this lease was $24,000 and $0 for the year ended December 31, 2019, and 2018, respectively. The Company recorded a right-of-use asset of approximately $4.4 million in right-of-use asset, net, and recorded a lease liability of approximately $1.6 million in operating lease liability, respectively, in the Company’s Consolidated Balance Sheets.

The Company’s estimate of the amount of the right-of-use asset and lease liability included assumptions for the discount rate, which is based on the incremental borrowing rate of the lease contract. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a term similar to the lease. Since the term of the Łódź Urban Logistics ground lease is much longer than a typical borrowing, the Company derived the incremental borrowing rate of 5.6%, as the spread in a current financing quote for the property plus the applicable base rate corresponding to the longest term available in the base rate market. A reconciliation of the Company’s lease liabilities on an undiscounted cash flow basis for the ground lease at Łódź Urban Logistics for each of the years ending December 31, 2020 through December 31, 2024 are as follows (in thousands):

Lease Payments
2020	$93
2021	93
2022	93
2023	93
2024	93
Thereafter	6,024
Total	$6,489
Operating lease liability	$1,583
Undiscounted excess amount	$4,906

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

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31, 2019		December 31, 2018
Buildings and improvements	$1,077,207		$693,834	(1)
Less: accumulated depreciation	(51,719)		(30,574)
Buildings and improvements, net	1,025,488		663,260
Land	278,639		123,929
Investment property, net	$1,304,127	(2)	$787,189

(1)
Included in buildings and improvements as of December 31, 2018 is approximately $14.5 million of construction-in-progress related to the expansion at Bishop's Square. The Company commenced construction in October 2017 to add an additional floor and make various upgrades to the property. The construction was completed in July 2019.

(2)	Includes $49.8 million classified within assets held for sale as of December 31, 2019.

Recent Acquisitions of Investment Property

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

In September 2019, the Company acquired Gdańsk PL II, an industrial logistics property located in Gdańsk, Poland. The net purchase price was €26.9 million (approximately $29.9 million assuming rate of $1.11 per EUR as of the acquisition date), exclusive of transaction costs and working capital reserves.

In September 2019, the Company acquired Łódź Urban Logistics, an industrial logistics property located in Łódź, Poland. The net purchase price was €22.6 million (approximately $25.2 million assuming a rate of $1.11 per EUR as of the acquisition date), exclusive of transaction costs and working capital reserves. The Company funded the purchase in part by obtaining secured mortgage debt at closing.

In September 2019, the Company acquired Glasgow West End, a student housing property located in Glasgow, United Kingdom. The net purchase price was £72.0 million (approximately $89.5 million assuming a rate of $1.24 per GBP as of acquisition date), exclusive of transaction costs and working capital reserves. The Company funded the purchase in part by obtaining secured mortgage debt at closing.

In November 2019, the Company acquired Charles Tyrwhitt DC, an industrial logistics property located in Milton Keynes, United Kingdom. The net purchase price was £15.5 million (approximately $19.9 million assuming a rate of $1.29 per GBP as of the acquisition date), exclusive of transaction costs and working capital reserves.

In November 2019, the Company acquired DSG Bristol, an industrial logistics property located in Bristol, United Kingdom. The net purchase price was £36.6 million (approximately $47.0 million assuming a rate of $1.29 per GBP as of the acquisition date), exclusive of transaction costs and working capital reserves.

In November 2019, the Company acquired The Alloy, a student-dominated apartment property located in College Park, Maryland. The net purchase price was $98.0 million, exclusive of transaction costs and working capital reserves.

In December 2019, the Company acquired Royal Mail Edinburgh, a sorting warehouse industrial property located in Edinburgh, United Kingdom. The net purchase price was £25.4 million (approximately $33.4 million assuming a rate of $1.31 per GBP as of the acquisition date), exclusive of transaction costs and working capital reserves.

See Note 4 — Recent Acquisitions of Real Estate for additional information regarding the Company’s real estate portfolio.

As of December 31, 2019, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases (1)	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$136,215	$8,957	$(25,579)
Less: accumulated amortization	(43,808)	(2,827)	5,946
Net	$92,407	$6,130	$(19,633)

(1)
The Company adopted ASC 842 beginning January 1, 2019 and reclassified certain assets from Intangible lease assets, net to Right-of-use asset, net in the Company’s Consolidated Balance Sheets. See Note 2—Summary of Significant Accounting Policies for more information on the adoption of ASC 842.

As of December 31, 2018, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$118,585	$5,558	$(22,318)
Less: accumulated amortization	(31,320)	(2,126)	4,284
Net	$87,265	$3,432	$(18,034)

Amortization expense of in-place leases was $20.6 million, $18.3 million and $18.3 million for the years ended December 31, 2019, 2018 and 2017, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $1.8 million, $1.1 million and $1.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market lease liabilities, net, for each of the years ending December 31, 2020 through December 31, 2024 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
2020	$24,879	$(1,588)
2021	$14,845	$(1,515)
2022	$11,852	$(1,377)
2023	$9,734	$(1,114)
2024	$6,431	$(702)

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

Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the year ended December 31, 2019, was $15.4 million, which is included in Rental revenue on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2019, the approximate fixed future minimum rentals for each of the years ending December 31, 2020 through 2024 and thereafter for the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
2020	$77,536
2021	70,760
2022	60,455
2023	54,638
2024	46,700
Thereafter	216,049
Total	$526,138

As of December 31, 2018, prior to the adoption of ASU 2016-02, the approximate fixed future minimum rentals for each of the years ending December 31, 2019 through 2023 and thereafter for the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
2019	$52,357
2020	48,343
2021	40,847
2022	32,881
2023	30,951
Thereafter	148,329
Total	$353,708

During the years ended December 31, 2019, 2018 and 2017, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties and multi-family properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. RECENT ACQUISITIONS OF REAL ESTATE

The Company acquired nine properties during the year ended December 31, 2019, and three properties during each of the years ended December 31, 2018 and 2017. The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price, which includes transaction costs beginning January 1, 2018 as further described below, of each property acquired in 2019, 2018 and 2017 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (2)		Land (2)	In-place Lease Intangibles (2)		Out-of- Market Lease Intangibles, Net (2)	Right of Use Asset, net		Discount (premium) on assumed mortgage loan (2)	Total (2)
2019 (1)
ABC Westland	5/3/2019	$74,054	(3)	$59,664	$6,902		$(1,124)	$—		$—	$139,496
Promenade Shops at Briargate	9/13/2019	$55,425		$19,199	$20,017		$(1,047)	$—		$—	$93,594
Gdańsk PL II	9/24/2019	$18,707		$6,174	$5,013		$449	$—		$—	$30,343
Łódź Urban Logistics	9/26/2019	$19,298		$—	$3,684		$(134)	$2,777	(5)	$—	$25,625
Glasgow West End	9/27/2019	$66,255		$22,276	$3,170		$—	$—		$—	$91,701
Charles Tyrwhitt DC	11/8/2019	$11,207		$7,013	$3,587		$(489)	$—		$—	$21,318
The Alloy	11/12/2019	$81,956		$14,194	$3,291		$—	$—		$—	$99,441
DSG Bristol	11/18/2019	$22,503		$17,713	$8,319		$1,507	$—		$—	$50,042
Royal Mail	12/12/2019	$23,735		$6,170	$5,536		$—	$—		$—	$35,441

2018
Venue Museum District	9/21/2018	$52,538		$17,409	$3,240		$—	$—		$—	$73,187
Fresh Park Venlo	10/5/2018	$128,977		$—	$11,880		$(2,583)	$—		$—	$138,274
Maintal Logistics	12/31/2018	$30,175		$15,031	$2,287		$(691)	$—		$—	$46,802

2017
Rookwood	1/6/2017	$132,466		$45,320	$27,477		$(12,275)	$—		$740	$193,728
Montrose Student Residences	3/24/2017	$33,705		$5,691	$1,282	(4)	$(56)	$—		$—	$40,622
Queen’s Court Student Residences	10/11/2017	$50,894		$14,086	$1,819		$(1,513)	$—		$—	$65,286

(1)	For more information on acquisitions completed during the year ended December 31, 2019, refer to Note 3 — Investment Property.

(2)	For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

(3)
Amount includes approximately €14.1 million (approximately $15.8 million assuming a rate of $1.12 per EUR as of the acquisition date) of solar panels at date of acquisition, which are to be depreciated using the straight-line method assuming a useful life of 25 years.

(4)	Includes $0.6 million related to the retail areas of the Montrose Student Residences that have lease terms between two years and 19 years.

(5)	Amount is net of a $1.6 million right of use lease liability.

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

The weighted average amortization period for the intangible assets and liabilities acquired in connection with the 2017 acquisitions, as of the date of the respective acquisition, was as follows (in years):

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

5. DEBT FINANCING

As of December 31, 2019 and 2018, the Company had approximately $865.7 million and $545.8 million of debt outstanding, respectively, with a weighted average years to maturity of 2.6 years and 2.9 years, and a weighted average interest rate of 2.54% and 2.85%, respectively. The following table describes the Company’s debt outstanding at December 31, 2019 and 2018 (in thousands, except interest rates):

Description	Origination or Assumption Date	Maturity Date	Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of December 31, 2019	Principal Outstanding at December 31, 2019		Principal Outstanding at December 31, 2018
Secured Mortgage Debt
Bishop's Square	3/3/2015	3/2/2022	€55,200	Euribor + 1.30% (1)	1.30%	$61,907		$63,171
Domain Apartments	1/29/2016	1/29/2020	$34,300	Libor + 1.60% (1)	3.36%	34,300	(2)	34,300
Cottonwood Corporate Center	7/5/2016	8/1/2023	$78,000	Fixed	2.98%	72,359		74,110
Goodyear Crossing II	8/18/2016	8/18/2021	$29,000	Libor + 2.00%	3.71%	29,000	(3)	29,000
Rookwood Commons	1/6/2017	7/1/2020	$67,000	Fixed	3.13%	67,000		67,000
Rookwood Pavilion	1/6/2017	7/1/2020	$29,000	Fixed	2.87%	29,000		29,000
Montrose Student Residences	3/24/2017	3/23/2022	€22,605	Euribor + 1.85% (1)	1.85%	25,352		25,869
Queen's Court Student Residences	12/18/2017	12/18/2022	£29,500	Libor + 2.00%(1)	2.75%	38,896		37,565
Venue Museum District	9/21/2018	10/9/2020	$45,000	Libor + 1.95% (1)	4.02%	45,000		45,000
Fresh Park Venlo	10/3/2018	8/15/2023	€75,000	Euribor + 1.50% (1)	1.50%	84,092		85,809
Maintal Logistics	2/21/2019	2/28/2024	€23,500	Euribor + 1.10% (1)	1.10%	26,136		—
ABC Westland	5/3/2019	2/15/2024	€75,000	Euribor + 1.50% (1)	1.50%	82,655		—
Łódź Urban Logistics	9/20/2019	9/20/2024	€13,600	Fixed (3)	1.05%	15,211		—
Glasgow West End	9/26/2019	9/26/2024	£43,200	Libor + 1.80% (1)	2.55%	56,959		—
Gdańsk PL II	10/4/2019	9/20/2024	€16,800	Fixed (4)	1.05%	18,790		—
Other Notes Payable
JPMorgan Chase Revolving Credit Facility	9/13/2019	11/15/2022	$275,000	Variable	3.34%	$104,000		$—
Notes Payable						$790,657		$490,824
Affiliate Note Payable
Credit Facility with Hines	10/2/2017	12/31/2020	$75,000	Variable	3.29%	75,000		55,000
Total Note Payable to Affiliate						$75,000		$55,000
Total Principal Outstanding						$865,657		$545,824
Unamortized discount (5)						(104)		(316)
Unamortized financing fees (6)						(4,126)		(3,069)
Total						$861,427		$542,439

(1)
On the loan origination date, the Company entered into an interest rate cap agreement as an economic hedge against the variability of future interest rates on this borrowing. See Note 6 — Derivative Instruments for further details.

(2)
As of December 31, 2019, this amount was included in liabilities associated with assets held for sale. In January 2020 the Company paid off the outstanding balance using proceeds from the sale of the Domain Apartments, which occurred in January 2020. See Note 14 — Subsequent Events for further details on the disposition of Domain Apartments.

(3)
In February 2020 the Company paid off the outstanding balance using proceeds from the sale of Goodyear Crossing, which occurred in February 2020. See Note 14 — Subsequent Events for further details on the disposition of Goodyear Crossing.

(4)
On the loan origination date, the Company entered into an interest rate swap contract effectively fixing the interest rate for the full term of the facility. See Note 6 — Derivative Instruments for further details.

(5)
The Company assumed notes payable in connection with its acquisition of Rookwood, which were recorded at the estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related notes.

(6)	Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $6.4 million and $3.1 million for the years ended December 31, 2019 and 2018. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the years ended December 31, 2019, 2018 and 2017, $1.4 million, $0.6 million and $0.3 million of deferred financing costs were amortized into interest expense in the accompanying consolidated statement of operations, respectively.

The Company often enters into mortgage agreements to provide secured financing for its acquisitions of real estate investments. These mortgage agreements are subject to certain conditions and contain customary covenants and events of default. Refer below for additional discussion on Financial Covenants relating to the Company’s mortgage-level debt.

JPMorgan Chase Revolving Credit Facility
On September 13, 2019 (as amended on November 15, 2019), the Operating Partnership entered into a credit agreement, which we refer to as the “Credit Agreement”, with JPMorgan Chase Bank, N.A. (“Chase”), as administrative agent for itself and various lenders named in the Credit Agreement, which provides for borrowings up to a maximum aggregate principal amount of $425.0 million denominated in U.S. dollars, British pound sterling, Euros, Australian dollars or Canadian dollars with aggregate foreign currency commitments constituting up to $137.5 million of that amount. The Credit Agreement has a maturity date of November 15, 2022, subject to two one-year extensions at our option.
On November 15, 2019, we made borrowings of $104.0 million at closing under the Credit Agreement. From November 15, 2019 through December 31, 2019, we made no additional borrowing or payments on the facility, resulting in an outstanding balance of $104.0 million as of December 31, 2019. From January 1, 2020 through March 30, 2020, the Company made $59.0 million in additional draws and made no additional payments under the Credit Agreement, which resulted in the Company having a $163.0 million outstanding balance under the Credit Agreement as of March 30, 2020.
Interest on our borrowings under the Credit Agreement will be payable based on either (a) the Alternate Base Rate plus the Applicable Rate or (b) the Adjusted LIBO Rate plus the Applicable Rate, subject to our election; provided, however, for revolving loans denominated in Australian dollars, Canadian dollars, Euros, or Japanese Yen, the Australian Bill Rate, the CDOR Rate, the EURIBOR Screen Rate or the Yen Rate, respectively, will be referred to in lieu of the Adjusted LIBO Rate. The Alternate Base Rate is equal to the greater of: (a) the Prime Rate, (b) Federal Funds Effective Rate plus 0.5%, or (c) an adjusted LIBOR rate for a one month period plus 1.0%. The Adjusted LIBO Rate is equal to the LIBO rate, which is derived from the London interbank offered rate (“LIBOR”), for the applicable interest period, as determined by JPMorgan, multiplied by the Statutory Reserve Rate determined by the Board of Governors of the Federal Reserve System of the United States of America, provided that, with respect to borrowings denominated in a foreign currency, the Adjusted LIBO Rate will be equal to the LIBO Rate.  Customary fall-back provisions apply if LIBOR is unavailable. The Applicable Rate is based on our ratio of indebtedness to total asset value and will be determined as set forth in the Credit Agreement.  The Applicable Rate for loans bearing interest determined by reference to the Alternative Base Rate will range from 0.35% to 1.05%, and the Applicable Rate for loans bearing interest determined by reference to the Adjusted LIBO Rate will range from 1.35% to 2.05%, in each case depending on the ratio and whether it is a revolving loan or a term loan.

Hines Credit Facility

On October 2, 2017, the Operating Partnership entered into an uncommitted loan agreement (as amended the “Hines Credit Facility”) with Hines for a maximum principal amount of $240.0 million. On November 30, 2017, the Operating Partnership amended the Hines Credit Facility to reduce the maximum principal amount to $75.0 million and further amended it in December 2018 to extend the maturity date as described below. Interest on each advance under the Hines Credit Facility is charged monthly at a variable rate, which is (i) Hines’ then-current borrowing rate under its revolving credit facility or (ii) if the Operating Partnership enters into a revolving credit facility (“the OP Facility”), the rate under such facility. Each advance under the Hines Credit Facility must be repaid within six months, subject to one six-month extension at the option of the Operating Partnership and subject to the satisfaction of certain conditions. Effective as of December 11, 2019, the Hines Credit Facility will terminate on the earlier of (a) the termination of the availability period as determined by Hines at its discretion (which will not impact the maturity date of any outstanding or previously approved advance under the loan agreement); (b) December 31, 2020; and (c) the date Hines accelerates the repayment of the loan agreement pursuant to any event of default.

Notwithstanding that each advance under the Hines Credit Facility matures six months after it is made, the Operating Partnership is required to repay each advance with any capital raised, unless the Operating Partnership enters into a revolving credit facility, at which point the Operating Partnership may use such proceeds from its public offering to repay the OP Facility, if any, prior to repaying any advances under the Hines Credit Facility. The Hines Credit Facility also permits voluntary prepayment of principal and accrued interest.

The Hines Credit Facility requires the maintenance of certain financial covenants beginning the earlier of (a) September 30, 2018 or (b) the effective date of the OP Facility, if any, which includes covenants concerning indebtedness to total asset value. In addition, the Hines Credit Facility contains customary affirmative and negative covenants, which, among other things, prohibit the Company and the Operating Partnership from: (i) merging with other companies or changing ownership interest; (ii) selling all or substantially all of the Company’s assets or properties; and (iii) if in default under the loan agreement, paying distributions to the Company’s stockholders other than as required to maintain the Company’s status as a real estate investment trust. The Hines Credit Facility also requires the Company to deliver to Hines certain quarterly and annual financial information.

For the year ended December 31, 2019, the Company made draws of $134.0 million and made payments of $114.0 million under the Hines Credit Facility. The Company had $75.0 million outstanding on December 31, 2019. From January 1, 2020 through March 30, 2020, the Company made no additional draws and made $64.0 million in additional payments under the Hines Credit Facility, which resulted in the Company having a $11.0 million outstanding balance under the Hines Credit Facility as of March 30, 2020.

Financial Covenants

The Company’s mortgage and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of December 31, 2019.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for each of the years ending December 31, 2020 through December 31, 2024 and for the period thereafter (in thousands).

	Payments Due by Year
	2020		2021		2022	2023	2024	Thereafter
Principal payments	$255,625	(1)	$34,379	(2)	$235,589	$154,393	$185,671	$—

(1)
Includes Domain Apartments debt of $34.3 million that was paid off in January 2020 using proceeds from the sale of the Domain Apartments, which occurred in January 2020. See Note 14 — Subsequent Events for further details on the disposition of Domain Apartments.

(2)
Includes Goodyear Crossing II debt of $29.0 million that was paid off in February 2020 using proceeds from the sale of Goodyear Crossing II, which occurred in February 2020. See Note 14 — Subsequent Events for further details on the disposition of Goodyear Crossing II.

As of March 30, 2020, the Company is required to make $152.0 million in principal payments on its outstanding notes payable that mature through March 2021, $11.0 million of which relates to the Company’s credit facility with Hines. Although the mortgage loans are non–recourse, which would allow the Company to provide a deed in–lieu of payment, the Company expects to be able to repay all principal payments with cash on hand or proceeds raised from its current offering, utilize additional capacity on the Credit Agreement, or to be able to refinance the debt terms on the principal outstanding.

LIBOR is expected to be discontinued after 2021. As of December 31, 2019 the Company has three loans with a variable interest rate tied to LIBOR with maturities beyond 2021. The loan agreements provide procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. However, there can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

6. DERIVATIVE INSTRUMENTS

The Company has entered into several interest rate swap contracts and interest rate cap contracts in connection with certain of its secured mortgage loans in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowings.  The Company’s interest rate swaps economically fixed the interest rates on each of the loans to which they relate and the interest rate cap agreements have economically limited the interest rate on each of the loans to which they relate.  The Company has not designated any of these derivatives as hedges for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instruments.

The Company has also entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates related to certain cash flows of some of its international investments. These forward contracts fixed the currency exchange rates on each of the investments to which they related. The Company did not designate any of these contracts as fair value or cash flow hedges for accounting purposes.  In December 2018, the Company entered into a €15.0 million foreign currency forward contract with an effective date of December 20, 2018 and a trade date of February 25, 2019, in connection with the funding of the Maintal Logistics acquisition. Additionally, in March 2019, the Company entered into an initial €46.0 million foreign currency forward contract with an effective date of March 1, 2019 and a trade date of March 20, 2019, in connection with the acquisition of ABC Westland. Upon settlement of the initial forward contract in March 2019, the Company entered into a new €46.0 million foreign currency forward contract in connection with the acquisition of ABC Westland with an effective date of March 31, 2019 and a trade date of April 3, 2019. In October 2019, the Company entered into two foreign currency forward contracts for £33.4 million and £18.6 million, each with an effective date of October 24, 2019 and a trade date of October 28, 2019 in connection with the acquisitions of Charles Tyrwhitt Distribution Centre and DSG Bristol. In December 2019, the Company entered into a £26.0 million foreign currency forward contract with an effective date of December 9, 2019 and a trade date of December 10, 2019 in connection with the acquisition of Royal Mail Edinburgh. See Note 3—Investment Property for additional information regarding the acquisition of these properties. The Company also entered into two foreign currency forward contracts in October 2019 and December 2019 in order to buy U.S. dollars using future proceeds received on debt denominated in British pounds in the amounts of £31.0 million and £15.0 million, respectively, each with a trade date of February 28, 2020. In February 2020, these foreign currency contracts were extended to a trade date of May 29, 2020. See Foreign Currency Forward Contracts table below for additional information on these foreign currency contracts as of December 31, 2019.

The table below provides additional information regarding the Company’s interest rate derivative contracts (in thousands, except percentages).

Interest Rate Contracts
Type	Property	Effective Date	Expiration Date	Maximum Capacity of Debt in Functional Currency	Notional Amount	Interest Rate Received	Pay Rate /Strike Rate
Interest rate cap	Bishop’s Square	March 3, 2015	April 25, 2020	€55,200	€55,200	Euribor	2.00%
Interest rate cap	Montrose Student Residences	March 24, 2017	March 23, 2022	€22,605	€16,954	Euribor	1.25%
Interest rate cap	Queen’s Court Student Residences	December 20, 2017	December 20, 2020	£29,500	£22,125	LIBOR	2.00%
Interest rate cap	Venue Museum District	September 21, 2018	October 9, 2020	$45,000	$45,000	LIBOR	3.50%
Interest rate cap	Fresh Park Venlo	October 8, 2018	August 15, 2023	€75,000	€52,487	Euribor	2.00%
Interest rate cap	Maintal Logistics	February 28, 2019	February 28, 2024	€23,500	€16,450	Euribor	2.00%
Interest rate cap	ABC Westland	May 3, 2019	February 15, 2024	€75,000	€52,500	Euribor	1.00%
Interest rate cap	Glasgow West End	September 27, 2019	September 24, 2024	£43,200	£32,400	LIBOR	2.00%
Interest rate swap	Gdańsk PL II	October 10, 2019	September 20, 2019	€16,800	€16,800	Euribor	(0.36)%
Interest rate swap	Łódź Urban Logistics	October 10, 2019	September 20, 2024	€13,600	€13,600	Euribor	(0.36)%

The table below provides additional information regarding the Company’s foreign currency forward contracts that were outstanding as of December 31, 2019 (in thousands).

Foreign Currency Forward Contracts
Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
October 24, 2019	February 28, 2020	£31,000	GBP/USD	$1.29
December 9, 2019	February 28, 2020	£15,000	GBP/USD	$1.32

The table below presents the effects of the changes in fair value of the Company’s derivative instrument in the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2019 and 2018 (in thousands):

	Gain (Loss) Recorded on Derivative Instruments
	Year Ended
	12/31/2019	12/31/2018	12/31/2017
Derivatives not designated as hedging instruments:
Interest rate swaps	$(149)	$—	$—
Interest rate caps	(454)	(236)	(134)
Foreign currency forward contracts	(1,689)	(36)	(238)
Total gain (loss) on derivatives	$(2,292)	$(272)	$(372)

7.  STOCKHOLDERS’ EQUITY

The Company raises capital for its investments primarily through public offerings of its common stock. In connection with the Restructuring and the Follow-On Offering, on November 30, 2017, the Company (i) redesignated its issued and outstanding Class A shares of common stock, Class T shares of common stock, Class I shares of common stock and Class J shares of common stock as “Class AX shares,” “Class TX shares,” “Class IX shares” and “Class JX shares,” (collectively, the “IPO Shares”) respectively, and (ii) reclassified the authorized but unissued portion of its common stock into four additional classes of shares of common stock: “Class T shares,” “Class S shares,” “Class D shares,” and “Class I shares.” The Company is offering its shares of common stock in the Follow-on Offering in any combination of Class T shares, Class S shares, Class D shares and Class I shares (collectively, the “Follow-on Offering Shares”). All shares of the Company’s common stock have the same voting rights and rights upon liquidation, although distributions received by the Company’s stockholders are expected to differ due to the distribution and stockholder servicing fees payable with respect to the applicable share classes, which reduce distributions.

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

Common Stock

As of December 31, 2019 and 2018, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	December 31, 2019		December 31, 2018
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	18,885	40,000	19,123
Class TX common stock, $0.001 par value per share	40,000	19,901	40,000	19,969
Class IX common stock, $0.001 par value per share	10,000	91	10,000	96
Class JX common stock, $0.001 par value per share	10,000	—	10,000	—
Class T common stock, $0.001 par value per share	350,000	28,837	350,000	2,858
Class S common stock, $0.001 par value per share	350,000	—	350,000	—
Class D common stock, $0.001 par value per share	350,000	6,927	350,000	1,479
Class I common stock, $0.001 par value per share	350,000	7,206	350,000	59

The tables below provide information regarding the issuances and redemptions of each class of shares of the Company’s common stock during the year ended December 31, 2019, 2018 and 2017 (in thousands). There were no Class JX and S shares issued, redeemed or outstanding during the year ended December 31, 2019.

	Class AX		Class TX		Class IX		Class T		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	19,123	$19	19,969	$21	96	$—	2,858	$3	1,479	$1	59	$—	43,584	$44
Issuance of common shares	532	1	611	2	4	—	26,008	26	5,471	5	7,179	7	39,805	41
Redemption of common shares	(770)	(1)	(679)	(1)	(9)	—	(29)	—	(23)	—	(32)	—	(1,542)	(2)
Balance as of December 31, 2019	18,885	$19	19,901	$22	91	$—	28,837	$29	6,927	$6	7,206	$7	81,847	$83

	Class AX		Class TX		Class IX		Class T		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2018	19,206	$19	19,958	$20	92	$—	—	$—	—	$—	—	$—	39,256	$39
Issuance of common shares	566	1	635	2	4	—	2,858	3	1,479	1	59	—	5,601	7
Redemption of common shares	(649)	(1)	(624)	(1)	—	—	—	—	—	—	—	—	(1,273)	(2)
Balance as of December 31, 2018	19,123	$19	19,969	$21	96	$—	2,858	$3	1,479	$1	59	$—	43,584	$44

	Class AX		Class TX		Class IX		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2017	16,469	$16	10,074	$10	—	$—	26,543	$26
Issuance of common shares	3,874	4	10,841	11	92	—	14,807	15
Redemption of common shares (1)	(1,137)	(1)	(957)	(1)	—	—	(2,094)	(2)
Balance as of December 31, 2017	19,206	$19	19,958	$20	92	$—	39,256	$39

(1)
Prior to the commencement of our Follow-on Offering, in October 2017, the Company commenced a self-tender offer for up to $200.0 million in IPO Shares at a price of $9.69 per share. The Company redeemed a total of 1.9 million IPO Shares for an aggregate cost of $18.7 million in November 2017 in connection with the Company’s self-tender offer.

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2019 through March 31, 2020 at a gross distribution rate of $0.05208 per month, for each share class, less any applicable distribution and stockholder servicing fees. Distributions will be made on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the Company’s distribution reinvestment plan were reinvested in shares of the same class as the shares on which the distributions were made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The following table outlines the Company’s total distributions declared to stockholders for the years ended December 31, 2019, 2018 and 2017, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared
December 31, 2019	$16,112	$19,446	$35,558
December 31, 2018	$10,480	$12,146	$22,626
December 31, 2017	$9,226	$10,547	$19,773

The table below outlines the net distributions declared for each class of shares for the years ended December 31, 2019, 2018 and 2017. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors less any applicable ongoing distribution and stockholder servicing fees, which is more fully described in Note 8 — Related Party Transactions.

	2019	2018	2017
Distributions declared per Class AX share, net	$0.63	$0.61	$0.60
Distributions declared per Class TX share, net	$0.52	$0.51	$0.50
Distributions declared per Class IX share, net	$0.60	$0.59	$0.39
Distributions declared per Class T share, net	$0.52	$0.51	$—
Distributions declared per Class S share, net	$0.52	$0.51	$—
Distributions declared per Class D share, net	$0.60	$0.59	$—
Distributions declared per Class I share, net	$0.63	$0.61	$—

8.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and the Dealer Manager, Hines and its affiliates for the years ended December 31, 2019, 2018 and 2017 and amounts unpaid as of December 31, 2019 and 2018 (in thousands):

	Incurred During the Years Ended December 31,			Unpaid as of
Type and Recipient	2019	2018	2017	12/31/2019	12/31/2018
Selling Commissions- Dealer Manager	$7,481	$837	$4,021	$—	$4
Dealer Manager Fee- Dealer Manager	1,337	146	1,744	—	3
Distribution & Stockholder Servicing Fees- Dealer Manager	17,696	2,411	4,947	22,479	8,332
Organization and Offering Costs- the Advisor	4,445	3,273	4,753	7,763	9,001
Acquisition Fees- the Advisor	—	—	6,741	—	—
Asset Management Fees- the Advisor	7,985	5,004	4,940	2,353	1,317
Other- the Advisor (1)	2,846	2,316	1,827	1,106	691
Performance Participation Allocation- the Advisor	7,713	5,954	251	7,713	5,954
Interest Expense- Hines and its affiliates (2)	1,288	926	676	443	151
Property Management Fees- Hines and its affiliates	1,866	1,093	858	287	78
Development and Construction Management Fees- Hines and its affiliates	413	472	236	30	28
Leasing Fees- Hines and its affiliates	601	388	263	344	228
Expense Reimbursements- Hines and its affiliates (with respect to management and operations of the Company's properties)	4,506	2,168	1,599	264	235
Total	$58,177	$24,988	$32,856	$42,782	$26,022

(1)
Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.

(2)	Includes amounts paid related to the Hines Credit Facility.

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

	Class T shares (1)	Class S shares (1)	Class D shares	Class I shares
Upfront Selling Commission and Dealer Manager Fee	3.5%	3.5%	None	None
Ongoing Distribution and Stockholder Servicing Fee (as a percentage of NAV)(2)	1.0%	1.0%	0.25%	None

(1) With respect to Class T Shares, there is a maximum upfront sales load of up to 3.5% of the gross offering proceeds from the sale of such shares in the primary offering, consisting of any combination of selling commissions and dealer manager fees. With respect to Class S shares, the upfront sales load of up to 3.5% of the gross proceeds from the sale of such shares in the primary offering consists solely of selling commissions.

(2)
The Company records distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable. For the years ended December 31, 2019 and 2018, the Company has recorded a liability of $22.5 million and $8.3 million, respectively, related to these fees, which is included in due to affiliates on the consolidated balance sheets.

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

Expense Reimbursements

The Company reimburses the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee and the performance participation allocation) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of its average invested assets, or (B) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2019, the Company’s total operating expenses did not exceed the 2%/25% Limitation.

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

Effective as of December 6, 2017, the Advisor agreed to advance all of the Company’s organization and offering costs related to the Follow-On Offering through December 31, 2018. In January 2019, the Company began reimbursing the Advisor for all such advanced expenses as well as any organization and offering costs incurred by the Advisor related to the Initial Offering, and expects to continue to reimburse the Advisor for such expenses ratably through December 31, 2023 to the extent cumulative organization and offering costs do not exceed an amount equal to 2.5% of gross offering proceeds from the Company’s public offerings. Following December 31, 2023, the Company will reimburse the Advisor for any organization and offering costs that it incurs on its behalf, as and when incurred, to the extent that aggregate reimbursements to the Advisor for cumulative organization and offering costs do not exceed an amount equal to 2.5% of the gross offering proceeds from the Company’s public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and the distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from the Offering.

From inception to December 31, 2019, organization and offering costs incurred by the Advisor on the Company’s behalf totaled $23.6 million. The Company has recorded a liability equal to all unreimbursed organization and offering costs that have been incurred to date to reflect its expectation that all of these amounts will be reimbursed to the Advisor in the future.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2019 and 2018, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

In the fourth quarter of 2018, the Company made its initial investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. Since that time, the Company has continued to make additional investments in real estate-related securities. The Company has elected to classify these investments as trading securities and carry such investments at fair value. The following table summarizes activity for the Company’s real estate-related securities measured at fair value on a recurring basis.

	Basis of Fair Value Measurements
During the year ended	Description	Fair Value of Assets	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2019	Investments in real estate-related securities	$36,491	$36,491	$—	$—
December 31, 2018	Investments in real estate-related securities	$9,599	$9,599	$—	$—

Financial Instruments Fair Value Disclosures

As of December 31, 2019, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $865.7 million, was $864.1 million. As of December 31, 2018, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $545.8 million, was $540.3 million. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

10. REPORTABLE SEGMENTS

As described previously, the Company invests the net proceeds from its public offerings into its portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. The Company’s current business consists of owning, operating, acquiring, developing, investing in, and disposing of real estate assets, and all of the Company’s consolidated revenues and property operating expenses are from these real estate properties.

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

	Years Ended December 31,
	2019	2018	2017
Total Revenue
Domestic office investments	$16,538	$16,398	$15,437
Domestic residential/living investments	12,050	6,637	4,671
Domestic retail investments	23,142	20,235	19,507
Domestic industrial investments	4,408	5,698	7,619
International industrial investments	28,997	3,630	—
International office investments	8,931	7,731	8,711
International residential/living investments	9,817	8,740	3,779
Total Revenue	$103,883	$69,069	$59,724

For the years ended December 31, 2019, 2018 and 2017, the Company’s total revenue was attributable to the following countries:

	Years Ended December 31,
	2019	2018	2017
Total Revenue
United States	55%	71%	79%
The Netherlands	21%	5%	—%
Ireland	12%	17%	19%
United Kingdom	7%	7%	2%
Germany	3%	—%	—%
Poland	2%	—%	—%

For the years ended December 31, 2019, 2018 and 2017, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Property revenues in excess of expenses (1)
Domestic office investments	$11,022	$11,076	$10,497
Domestic residential/living investments	6,151	4,008	2,977
Domestic retail investments	13,405	12,400	10,889
Domestic industrial investments	3,300	4,363	5,862
International industrial investments	16,261	1,645	—
International office investments	6,235	5,919	6,922
International residential/living investments	6,522	5,438	2,466
Property revenues in excess of expenses	$62,896	$44,849	$39,613

(1)	Revenues less property operating expenses, real property taxes and property management fees.

For the years ended December 31, 2019 and 2018, the Company’s total assets by segment were as follows (in thousands):

	December 31, 2019	December 31, 2018
Total Assets
Domestic office investments	$124,144	$130,021
Domestic residential/living investments	220,988	126,175
Domestic retail investments	292,526	199,819
Domestic industrial investments	51,520	51,103
International industrial investments	494,268	190,001
International office investments	122,342	122,471
International residential/living investments	211,785	111,803
Corporate-level accounts	55,972	17,436
Total Assets	$1,573,545	$948,829

For the years ended December 31, 2019 and 2018, the Company’s total assets were attributable to the following countries:

	December 31, 2019	December 31, 2018
Total Assets
United States	47%	55%
United Kingdom	18%	7%
The Netherlands	17%	15%
Ireland	11%	18%
Poland	4%	—%
Germany	3%	5%

For the years ended December 31, 2019, 2018 and 2017, the Company’s reconciliation to the Company’s property revenue in excess of expenses is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Reconciliation to property revenue in excess of expenses
Net income (loss)	$(19,548)	$(879)	$(17,186)
Depreciation and amortization	46,193	32,478	29,687
Acquisition related expenses	161	144	3,212
Asset management and acquisition fees	7,985	5,004	11,681
Performance participation allocation	7,713	5,954	251
General and administrative expenses	3,652	3,131	2,803
(Gain) loss on derivative instruments	2,292	272	372
(Gain) loss on real estate-related securities	(2,317)	401	—
Gain on sale of real estate	—	(14,491)	—
Foreign currency (gains) losses	617	438	(494)
Interest expense	18,608	12,649	9,453
Interest and other income	(1,480)	(261)	(83)
(Benefit) provision for income taxes	(980)	9	(83)
Total property revenues in excess of expenses	$62,896	$44,849	$39,613

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands):

	2019	2018	2017
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$15,966	$11,074	$8,577
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$3,837	$2,024	$1,868
Distributions reinvested	$18,426	$12,072	$10,162
Shares tendered for redemption	$1,680	$1,174	$20
Non-cash net liabilities assumed	$11,412	$4,011	$5,946
Assumption of mortgage upon acquisition of property	$—	$—	$95,260
Offering costs payable to the Advisor	$4,445	$3,273	$943
Selling commissions, dealer manager fees and distribution and stockholder servicing fees payable to the Dealer Manager	$17,696	$88	$3,614
Accrued capital additions	$2,615	$1,678	$2,015
Accrued acquisition costs	$2,256	$3,185	$—
Maintal Logistics acquisition liability (1)	$—	$43,793	$—
Right of Use Lease Liability	$1,583	$—	$—

(1)	The acquisition of Maintal Logistics occurred in December 2018, and the funding for the purchase was not required at the time of the acquisition. The acquisition was funded in February 2019.

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

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table presents selected unaudited quarterly financial data for each quarter during the years ended December 31, 2019 and 2018 (in thousands, except per share information):

	Quarters Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Revenues	$21,738	$23,554	$25,508	$33,083
Net income (loss)	$(3,999)	$(3,450)	$(1,773)	$(10,326)
Net income (loss) attributable to common stockholders	$(4,002)	$(3,454)	$(1,776)	$(10,329)
Income (loss) per common share, basic and diluted	$(0.09)	$(0.06)	$(0.03)	$(0.13)

	Quarters Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenues	$16,731	$15,974	$15,878	$20,486
Net income (loss)	$11,376	$(1,408)	$(2,782)	$(8,065)
Net income (loss) attributable to common stockholders	$11,373	$(1,411)	$(2,785)	$(8,069)
Income (loss) per common share, basic and diluted	$0.29	$(0.04)	$(0.07)	$(0.19)

14. SUBSEQUENT EVENTS

Domain Apartments

In January 2020, the Company sold the Domain Apartments for a contract price of $80.1 million and repaid the associated mortgage loan in full. The Company acquired the Domain Apartments in January 2016 for a purchase price of $58.2 million, excluding transaction costs and working capital reserves. The purchaser is not affiliated with the Company or their affiliates.

The Emerson

In January 2020, the Company acquired The Emerson. The net purchase price was $117.0 million, exclusive of transaction costs and closing prorations. The Emerson is an apartment property located in Centreville, Virginia consisting of 355 units. The newly constructed property currently has a 64% occupancy rate and is expected to stabilize in the next six months. The seller is not affiliated with the Company or their affiliates.

Goodyear Crossing

In February 2020, the Company sold Goodyear Crossing II for a contract price of $72.0 million and repaid the associated mortgage loan in full. The Company acquired Goodyear Crossing II in August 2016 for a purchase price of $56.2 million, excluding transaction costs and working capital reserves. The purchaser is not affiliated with the Company or their affiliates.

Bratzler ABC Westland

In February 2020, the Company acquired Bratzler ABC Westland for a contract price of €11.5 million (approximately $12.5 million assuming a rate of $1.09 per Euro as of the acquisition date), excluding transaction costs and working capital reserves. Bratzler ABC Westland in an industrial logistics property located in The Hague, Netherlands. Bratzler ABC Westland is an addition to the Company’s existing ownership interest in ABC Westland, an industrial logistics property located in The Hague, Netherlands, previously acquired in May 2019. The seller is not affiliated with the Company or their affiliates.

Coronavirus Outbreak

Subsequent to December 31, 2019, there was a global outbreak of COVID-19 (more commonly referred to as the
Coronavirus), which continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. It has already disrupted global travel and supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Considerable uncertainty still surrounds the Coronavirus and its potential effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses and other efforts to curb the spread of the Coronavirus have significantly disrupted business activity globally, including in the markets where the Company invests, and could have an adverse impact on the performance of certain of the Company’s investments. Many of the Company’s tenants are subject to shelter in place and other quarantine restrictions, and the restrictions could be in place for an extended period of time. These restrictions are particularly adversely impacting many of the Company’s retail tenants (other than grocery tenants), as government instructions regarding social distancing and mandated closures have reduced and, in some cases, eliminated customer foot traffic, causing many of the Company’s retail tenants to temporarily close their brick and mortar stores. As of December 31, 2019, the Company owned two retail properties in the U.S., which comprised 17% of the Company’s portfolio, based on the estimated value of its real estate investments as of that date. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. In addition, the rapidly evolving nature of the pandemic makes it difficult to ascertain the long term impact it will have on commercial real estate markets and the Company’s investments. Nevertheless, the Coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results, such as the potential negative impact to occupancy at its properties, the potential closure of certain of its assets for an extended period, the potential for increased difficulty in obtaining financing, increased costs of operations, decrease in values of its real estate investments, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The Company is unable to estimate the impact the Coronavirus will have on its financial results at this time.

*****

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2019 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2019, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 30, 2020

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of the date of this report, our directors, their ages, their year first elected, their business experience and principal occupation, their directorships in public corporations and investment companies are as follows:

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Jeffrey C. Hines	64	2013
Mr. Hines joined Hines in 1982. Mr. Hines is the co-owner, President and CEO of Hines and has served as Chairman of our Board and Chairman of the managers of the general partner of our Advisor since July 2013. Mr. Hines has served as our CEO and as the CEO of the general partner of our Advisor since December 31, 2019. Mr. Hines has also served as the Chairman of the Board of Hines Global REIT and Chairman of the managers of the general partner of Hines Global Advisors, LP since December 2008. Additionally, Mr. Hines served as the Chairman of the Board of Hines REIT and the Chairman of the managers of the general partner of Hines Advisors Limited Partnership, the advisor to Hines REIT, from August 2003 through the liquidation and dissolution of Hines REIT in August 2018.  He also served as a member of the management board of Core Fund, from August 2003 through the liquidation and dissolution of the Core Fund in December 2018. As the President and CEO of Hines, he is responsible for overseeing all firm policies and procedures as well as day-to-day operations and is a member of Hines’ Executive and Investment Committees. He became President of the general partner of Hines in 1990 and Chief Executive Officer of the general partner of Hines in January 2008 and has overseen a major expansion of the firm’s personnel, financial resources, domestic and foreign market penetration, products and services. He has been a major participant in the development of Hines’ domestic and international acquisition program and currently oversees a portfolio of $124.3 billion in assets under management. Mr. Hines graduated from Williams College with a B.A. in Economics and holds a M.B.A. from Harvard Business School.

We believe that Mr. Hines’ career, spanning more than 35 years in the commercial real estate industry, and the depth of his knowledge of Hines and its affiliates qualify him to serve as Chairman of our board of directors.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
David L. Steinbach	43	2019
Mr. Steinbach joined Hines in 1999 and is a Senior Managing Director - Investment Management, Co-Head of Investment Management and the Global Chief Investment Officer for Hines. He has served as the Chief Investment Officer for the general partner of our Advisor, Hines Global REIT and the general partner of its advisor, Hines Global Advisors, LP (“HGALP”) since July 2014. Additionally, Mr. Steinbach has served as a manager of the general partner of our Advisor since December 31, 2019. In these roles, he is responsible for management of the real estate acquisition program in the U.S. and internationally. He is a member of Hines’ Executive and Investment Committees. He previously served as our Chief Investment Officer from July 2014 to June 2019. Mr. Steinbach also served as a Managing Director - Investment Management from February 2011 to February 2017 and was responsible for the acquisition of over $4 billion in assets for various Hines affiliates in the U.S. and internationally. Prior to these roles, he served in various roles in which he was responsible for acquisitions, asset management and property dispositions on behalf of Hines Global, Hines Global REIT, Hines REIT, and the Core Fund both in the U.S. and internationally. He graduated from Texas A&M University with a B.B.A. and a M.B.A. in Business Administration.

We believe that Mr. Steinbach’s significant experience as an executive at our Company and at Hines qualifies him to serve as one of our directors. Mr. Steinbach’s extensive knowledge of the U.S. and international real estate markets, as well as his considerable institutional knowledge, allow him to provide valuable insight as a potential future director.

Humberto “Burt” Cabañas	72	2014
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

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Dougal A. Cameron	62	2014
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

John O. Niemann, Jr.	63	2014
Mr. Niemann has served as one of our independent directors since July 2014, and as our lead independent director since May 2019. In addition, he has served as an independent director of HMS, which is a non-listed public business development company that is co-sponsored by Hines, since May 2012 and currently serves as the Chairman of the Audit Committee. He previously served as a director and Chairman of the Audit Committee of Gateway Energy Corporation from June 2010 until December 2013 (when the company went private). Since May 2019, he has also served as a director and a member of the Audit and Compensation Committees of Adams Resources & Energy, Inc. Since June 2013, he has served as a Managing Director of Andersen Tax LLC (formerly known as WTAS LLC). He is also the president and chief operating officer of Arthur Andersen LLP, and has been since 2003. He previously served on the administrative board of Arthur Andersen LLP and on the board of partners of Andersen Worldwide. He began his career at Arthur Andersen LLP in 1978 and has served in increasing responsibilities in senior management positions, since 1992. Mr. Niemann has served on the board of directors of many Houston area non-profit organizations, including Strake Jesuit College Preparatory School (past chair of the board), The Regis School of the Sacred Heart (past chair of the board), The Houston Symphony, The University of St. Thomas, The Alley Theatre and Taping for the Blind, Inc. He graduated with a Bachelor of Arts in managerial studies (magna cum laude) and a Masters in Accounting from Rice University, received a Juris Doctor (summa cum laude) from the South Texas College of Law, and a Masters of Law in taxation (summa cum laude) from the University of San Francisco School of Law.

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

As of the date of this report, our executive officers (other than Mr. Hines, who serves on our board and is included in the earlier list of our directors), their ages and their experiences are as follows:

Name and Title	Age	Experience
Alfonso J. Munk, President and Chief Investment Officer—Americas	46
Mr. Munk joined Hines in October 2019 as Chief Investment Officer-Americas.  Mr. Munk has served as our President and Chief Investment Officer - Americas and as the President and Chief Investment Officer - Americas of the general partner of our Advisor since December 31, 2019. Prior to joining Hines, Mr. Munk was the Managing Director, Americas Chief Investment Officer and head of Latin America for PGIM Real Estate, Prudential Financial’s global real estate investment arm, from 2012 to October 2019. As Managing Director, Mr. Munk was responsible for overseeing PGIM Real Estate’s Americas transaction activities, real estate debt strategies and the management of operations in Latin America. Mr. Munk’s responsibilities as Americas Chief Investment Officer and head of Latin America included overseeing all Americas transaction activities (acquisitions and dispositions of more than $8 billion annually), developing and implementing PGIM Real Estate Latin America’s strategy and overseeing PGIM Real Estate Debt Strategies. Mr. Munk graduated from Cornell University with a B.S. in Business and Hospitality Administration and received his M.B.A. from The Wharton School, University of Pennsylvania, with a concentration in Finance and Real Estate.

Alex Knapp, Chief Investment Officer—Europe	42
Mr. Knapp joined Hines in September 2008 and has served as our Chief Investment Officer - Europe and as the Chief Investment Officer - Europe of the general partner of our Advisor since December 31, 2019. Since April 2019, Mr. Knapp has served as Chief Investment Officer - Europe for Hines. Previously, Mr. Knapp served as Senior Managing Director of Hines from February 2018 to March 2019 and Managing Director of Hines UK from December 2013 to February 2018. During his time at Hines, Mr. Knapp has had lead roles on more than £1 billion of commercial transactions ranging from core acquisition to ground up development. Mr. Knapp has overseen the expansion of the Hines student housing program under the aparto operating brand, which comprises 14 developments in the UK, Ireland and Italy, with a GDV of more than £600 million. Mr. Knapp also led Hines’ efforts in the living sector - including residential for rent, student and hotels on a pan-European basis. Prior to joining Hines in 2008, Mr. Knapp spent five years at the Renzo Piano Building Workshop working in Paris, France and Genova, Italy. Mr. Knapp graduated from Rice University with a Bachelor of Architecture and holds a Masters in Real Estate Development from Massachusetts Institute of Technology.

Name and Title	Age	Experience
Janice E. Walker, Chief Operating Officer	47
Ms. Walker joined Hines in February 2005 and has served as COO for us and the general partner of our Advisor since June 2019. Ms. Walker also serves as a Senior Managing Director - Investment Management at Hines, a position she has held since June 2018. Prior to that she served as a Managing Director - Investment Management at Hines since July 2012. In her positions, Ms. Walker is responsible for the execution of our business plan and operations, including real estate investments and portfolio strategy. Since June 2019, Ms. Walker has served as President of HMS Income Fund, a public specialty finance company sponsored by Hines and organized as a business development company. Since July 2017, Ms. Walker has served as the CEO and President of Hines Realty Income Fund LLC, a commingled discretionary closed-end fund with a real estate debt investment strategy. Ms. Walker has been responsible for portfolio management for us since July 2013 and for Hines Global REIT since December 2008. Ms. Walker was previously responsible for portfolio management for Hines REIT and the Core Fund from 2005 through the liquidation and dissolution of Hines REIT and the Core Fund in August 2018 and December 2018, respectively. She has also been responsible for the procurement of debt for asset acquisitions, as well as corporate financing, and has originated over $5 billion for the benefit of the previously mentioned funds. Prior to joining Hines, Ms. Walker had extensive acquisitions and asset management experience at a global hospitality firm. She began her career at Arthur Andersen LLP where she was a manager in the audit practice. Ms. Walker received a B.B.A. and M.S.A. in Accounting from Texas Tech University.

J. Shea Morgenroth, Chief Financial Officer	44
Mr. Morgenroth joined Hines in October 2003 and has served as CFO for us and the general partner of our Advisor since June 2019. Mr. Morgenroth also serves as a Senior Vice President - Controller and the CFO of Investment Management at Hines, a position he has held since April 2019. Prior to that, he was a Vice President - Controller for Hines since July 2012. Mr. Morgenroth has also served as the CFO of Hines Global REIT and the general partner of HGALP, since June 2019. Prior to his appointment as our CFO, Mr. Morgenroth served as CAO and Treasurer for us and the general partner of our Advisor from July 2013 until June 2019 and for Hines Global REIT and the general partner of HGALP from November 2011 to June 2019. Mr. Morgenroth also served as CAO and Treasurer of Hines REIT and the general partner of HALP from November 2011 through the liquidation and dissolution of Hines REIT in August 2018. In these roles, Mr. Morgenroth has been responsible for the oversight of the treasury, accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. Prior to his appointment as CAO and Treasurer for Hines Global REIT, Mr. Morgenroth served as a Senior Controller for Hines Global REIT and the general partner of HGALP from December 2008 until November 2011 and for Hines REIT and the general partner of HALP from January 2008 until November 2011 and as a Controller for Hines REIT and the general partner of HALP from October 2003 to January 2008. In these roles, he was responsible for the management of the accounting, financial reporting and SEC reporting functions. Prior to joining Hines, Mr. Morgenroth was a manager in the audit practices of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a B.B.A. in Accounting from Texas A&M University and is a Certified Public Accountant.

Name and Title	Age	Experience
A. Gordon Findlay, Chief Accounting Officer and Treasurer	44
Mr. Findlay joined Hines in November 2006 and has served as CAO and Treasurer for us and the general partner of our Advisor since June 2019. Mr. Findlay has served as a Vice President - Controller for Hines since October 2016 and as a Senior Controller for Hines from 2012 until October 2016. In these roles, he has been involved with managing the accounting, financial reporting and SEC reporting functions related to Hines Global, Hines Global REIT, and Hines REIT. Mr. Findlay has also served as CAO and Treasurer of Hines Global REIT and the general partner of HGALP since June 2019. Prior to joining Hines, Mr. Findlay spent six years in the audit practice of Ernst & Young LLP, serving public and private clients in various industries. He holds a B.B.A. in Accounting from University of Houston - Downtown and is a Certified Public Accountant.

Jason P. Maxwell, General Counsel and Secretary	46
Mr. Maxwell joined Hines in June 2006 and has served as General Counsel and Secretary for us and the general partner of our Advisor since June 2019. Mr. Maxwell has also served as Senior Vice President - Legal and Co-Head of Legal at Hines since May 2019. Prior to that, he was a Vice President - Legal for Hines since September 2016 and is also the General Counsel of HALP, a position he has held since January 2014 (prior to that, he held the title of Corporate Counsel of Hines and HALP from May 2006 through December 2013). In his role at Hines, Mr. Maxwell created and leads the internal legal function for HALP and provides legal services to Hines Global, Hines Global REIT, HMS Income Fund and many of their affiliated entities as well as serving as Assistant or Corporate Secretary to several of such entities. Mr. Maxwell has served as the General Counsel and Secretary of Hines Global REIT, the general partner of HGALP and HMS Income Fund, since June 2019. Since August 2015, he has also served as the Chief Compliance Officer of HMS Income Fund, and its registered investment adviser, HMS Adviser LP. Among his other responsibilities, he provides corporate governance and general compliance guidance for the previously mentioned funds’ boards of directors. Prior to joining Hines, Mr. Maxwell was a partner in the law firm of Locke Liddell & Sapp LLP (n/k/a Locke Lord) where he practiced corporate and securities law. He graduated from the University of Miami with a B.B.A. in Finance and holds a J.D. from Georgetown University Law Center. He is a member of the State Bar of Texas.

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

The following table sets forth information regarding compensation of our directors during 2019.

2019 Director Compensation

Name	Fees Earned or Paid in Cash	Aggregate Stock Awards(1)(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Humberto “Burt” Cabañas	$113,294	$30,000	$—	$—	$—	$—	$143,294
Dougal A. Cameron	$110,794	$30,000	$—	$—	$—	$—	$140,794
John O. Niemann, Jr.	$114,544	$30,000	$—	$—	$—	$—	$144,544
Jeffery C. Hines, Charles M. Baughn and David L. Steinbach (3)	$—	$—	$—	$—	$—	$—	$—

(1)
Each of Messrs. Cabañas, Cameron and Niemann received 2,967.359 restricted Shares of Common Stock upon his re-election to our board of directors following our 2019 annual meeting. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.

(2)
The value of the common stock awards was calculated based on the estimated net asset value, or NAV, of $10.11 per share determined as of July 31, 2019, which was the estimated NAV per share in effect on the grant date of the awards.

(3)	Messrs. Hines, Baughn and Steinbach, who are employees of Hines, receive no compensation for serving as members of our board of directors.

From January through May 22, 2019, we paid our independent directors an annual fee of $40,000, and a fee of $2,000 for each meeting of the board (or any committee thereof) attended in person. If a committee meeting was held on the same day as a meeting of our board of directors, each independent director received $1,500 for each committee meeting attended in person on such day. From January through May 22, 2019, we also paid each of our independent directors a fee of $750 for each board or committee meeting attended via teleconference. Effective May 23, 2019, we began paying our independent directors an annual fee of $50,000, which was prorated for the remainder of 2019 and each of our independent directors were paid a fee of $1,000 for each board or committee meeting attended via teleconference for the remainder of 2019.

We paid the following annual retainers (prorated for a partial term) to the Chairpersons of our board committees for 2019:

•	$7,500 to Mr. Cabañas, as the Chairperson of the Conflicts Committee;

•	$10,000 to Mr. Niemann, as the Chairperson of the Audit Committee;

•	$5,000 to Mr. Cameron, as the Chairperson of the Compensation Committee;

•	$5,000 to Mr. Cameron, as the Chairperson of the Nominating and Corporate Governance Committee; and

•	$5,000 to Mr. Cabañas, as the Chairperson of the Valuation Committee.

Effective May 23, 2019, the lead independent director, a role currently held by Mr. Niemann, will be paid an annual retainer of $5,000 (prorated for a partial term).
All directors are reimbursed by us for reasonable out-of-pocket expenses incurred in connection with attendance at board or committee meetings.

Each independent director elected or reelected to the board (whether through a stockholder meeting or by directors to fill a vacancy on the board) will be granted $30,000 in restricted Class I shares on or about the date of election or reelection. These restricted Class I shares will fully vest on the earlier to occur of: (i) the first anniversary of the applicable grant date, subject to the independent director serving continuously as an independent director through and until the first anniversary of the applicable grant date; (ii) the termination of service as an independent director due to the independent director’s death or disability; or (iii) a change in control of the Company, subject to the independent director serving continuously through and until the date of the change in control of the Company.

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

Compensation Committee Interlocks and Insider Participation

During 2019, our Compensation Committee consisted of Messrs. Cabañas, Cameron and Niemann, our three independent directors. None of our executive officers served as a director or member of the compensation committee of an entity whose executive officers included a member of our board of directors or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership

The following table shows, as of March 1, 2020, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the owner of such shares has the sole voting and investment power with respect thereto.

		Common Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Position	Number of Shares of Common Stock		Percentage of Class
Jeffrey C. Hines	Chief Executive Officer, Director and Chairman of the Board of Directors	225,008	(3)(4)	*
Humberto “Burt” Cabañas	Independent Director	24,679		*
Dougal A. Cameron	Independent Director	3,990		*
John O. Niemann, Jr.	Independent Director	25,241		*
Alfonso J. Munk	President and Chief Investment Officer - Americas	—		*
Alex Knapp	Chief Investment Officer - Europe	—		*
A. Gordon Findlay	Chief Accounting Officer and Treasurer	—		*
David L. Steinbach	Chief Investment Officer and Director	5,536		*
Jason P. Maxwell	General Counsel and Secretary	—		*
J. Shea Morgenroth	Chief Financial Officer	4,870		*
Janice E. Walker	Chief Operating Officer	5,539		*
All directors and executive officers as a group		294,863		0.3%

*    Amount represents less than 1%

(1)	The address of each person listed is c/o Hines Global Income Trust, Inc., 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6618.

(2)
For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person is deemed to have “beneficial ownership” of shares of our stock that the person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of the Company’s stock held by each person or group of persons named in the table, any shares that such person or persons have the right to acquire within 60 days of March 1, 2020 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other persons.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Our Advisor

We do not have employees. Subject to the supervision of our board of directors, our day-to-day operations are conducted by our Advisor in accordance with the Advisory Agreement. Our Advisor is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, the Chairman of our board of directors and Chief Executive Officer, Jeffrey C. Hines, and his father, Gerald D. Hines. All of our executive officers are employed by, and all of our executive officers actively participate in, the management of our Advisor and its affiliates. Jeffrey C. Hines serves as the Chairman of the Managers of the general partner of our Advisor and Charles M. Baughn serves as a Manager of the general partner of our Advisor.

Our executive officers have control and primary responsibility for the management decisions of our Advisor, including the selection of investment properties to be recommended to our board of directors, the negotiations for these investments, and the property management and leasing of properties we acquire directly. The Advisory Agreement had an initial term of one year, and may be renewed for an unlimited number of successive one-year terms upon the mutual consent of the parties. On December 11, 2019, the Company’s board of directors, including the independent directors, approved the renewal of the Advisory Agreement for an additional one-year term, extending the termination date of the agreement from December 21, 2019 to December 31, 2020. Renewals of the agreement must be approved by the Conflicts Committee. The Advisory Agreement may be terminated:

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

The following summarizes the fees payable to our Advisor:

•
Effective as of December 6, 2017, our Advisor agreed to advance all of our organization and offering costs related to the Follow-On Offering through December 31, 2018. In January 2019, we began reimbursing our Advisor for all such advanced expenses as well as any organization and offering costs incurred by our Advisor related to our Initial Offering, and will continue to reimburse the Advisor ratably through December 31, 2023, to the extent cumulative organization and offering costs do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. Following December 31, 2023, we will reimburse our Advisor for any organization and offering costs that it incurs on our behalf as and when incurred, to the extent that aggregate reimbursements to our Advisor for cumulative organization and offering costs do not exceed an amount equal to 2.5% of the gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and the distribution and stockholder servicing fees related to a particular public offering may not exceed 15.0% of gross proceeds from the offering. During the year ended December 31, 2019, we reimbursed the Advisor $5.7 million in organization and offering costs.

•
Our Advisor also receives asset management fees of 0.0625% per month of the cost of our real estate investments at the end of each month; provided that, with respect to real estate investments included in the most recent determination of our NAV per share, the asset management fees will be equal to 0.0625% per month of the most recently determined value of such real estate investments at the end of each month. The asset management fee cannot exceed an amount equal to 1/12th of 1.25% of our NAV at the end of each applicable month. Additionally, the asset management fee can be paid, at our Advisor’s election, in cash, Class I shares or Class I OP Units in the Operating Partnership. Our Advisor earned $8.0 million in asset management fees during the year ended December 31, 2019.

•
We will reimburse our Advisor for all expenses paid or incurred by our Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our Advisor for any amount by which our operating expenses (including the asset management fee and the performance participation allocation) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of our average invested assets, or (B) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). In 2019, these limits were not exceeded. In 2019, our Advisor incurred $2.8 million in expenses, such as general and administrative expenses, on our behalf, which were reimbursed by us. See “Hines – Property Management and Leasing Agreements” below for additional information concerning expense reimbursements to Hines.

We also agreed to indemnify our Advisor against losses it incurs in connection with its performance of its obligations under the Advisory Agreement, subject to terms and conditions in the Advisory Agreement.

Through its ownership of the Special OP Units of the Operating Partnership, our Advisor also holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV for the applicable period. Under the limited partnership agreement of the Operating Partnership, the annual total return will be allocated solely to our Advisor after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between our Advisor and all other unit holders is equal to 12.5% and 87.5% respectively. Thereafter, our Advisor will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year, so long as the Advisory Agreement has not been terminated, and will be paid in cash or Class I OP Units of the Operating Partnership, at the election of our Advisor. For the year ended December 31, 2019, our Advisor earned a performance participation allocation of $7.7 million.

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

	Class T Shares (1)	Class S Shares (1)	Class D Shares	Class I Shares
Upfront Selling Commission and Dealer Manager Fee	3.5%	3.5%	None	None
Ongoing Distribution and Stockholder Servicing Fees (as a percentage of the aggregate NAV of the outstanding shares of each class of common stock)	1.0%	1.0%	0.25%	None

(1)
With respect to Class T shares, there is a maximum upfront sales load of up to 3.5% of the gross offering proceeds from the sale of such shares in the primary offering, consisting of any combination of selling commissions and dealer manager fees. With respect to Class S shares, the upfront sales load of up to 3.5% of the gross proceeds from the sale of such shares in the primary offering consists solely of selling commissions.

During the year ended December 31, 2019:

•
the Dealer Manager earned approximately $1.3 million in dealer manager fees, which excludes the amount paid to the Dealer Manager by our Advisor, a portion of which the Dealer Manager re-allowed to participating broker dealers;

•	the Dealer Manager earned approximately $7.5 million in selling commissions, all of which the Dealer Manager re-allowed to participating broker dealers; and

•	the Dealer Manager earned approximately $3.8 million in distribution and stockholder servicing fees, all of which the Dealer Manager re-allowed to participating broker dealers.

Hines

Property Management and Leasing Agreements

Hines or its affiliates manage the properties in which we invest. When we acquire properties directly, we expect that we will pay Hines property management fees, leasing fees, tenant construction fees and other fees customarily paid to a property manager. Hines is wholly-owned by Jeffrey C. Hines and his father, Gerald D. Hines.

During the year ended December 31, 2019, Hines earned the following approximate amounts pursuant to property management agreements under which Hines manages some of our properties:

•	$1.9 million in property management fees;

•	$1.0 million in leasing commissions and construction management fees; and

•
$4.5 million for all costs Hines incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreements.

Credit Facilities with Hines

On October 2, 2017, the Operating Partnership entered into an uncommitted loan agreement (as amended, the “Hines Credit Facility”) with Hines for a maximum principal amount of $240.0 million. On November 30, 2017, the Operating Partnership amended the Hines Credit Facility to reduce the maximum principal amount to $75.0 million and further amended it in December 2018 to extend the maturity date as described below. Interest on each advance under the Hines Credit Facility is charged monthly at a variable rate, which is (i) Hines’ then-current borrowing rate under its revolving credit facility or (ii) if the Operating Partnership enters into a revolving credit facility (“the OP Facility”), the rate under such facility. Each advance under the Hines Credit Facility must be repaid within six months, subject to one six-month extension at the option of the Operating Partnership and subject to the satisfaction of certain conditions. Effective as of December 11, 2019, the Hines Credit Facility will terminate on the earlier of (a) the termination of the availability period as determined by Hines at its discretion (which will not impact the maturity date of any outstanding or previously approved advance under the loan agreement); (b) December 31, 2020; and (c) the date Hines accelerates the repayment of the loan agreement pursuant to any event of default.

Notwithstanding that each advance under the Hines Credit Facility matures six months after it is made, the Operating Partnership is required to repay each advance with any capital raised, unless the Operating Partnership enters into a revolving credit facility, at which point the Operating Partnership may use such proceeds from its public offering to repay the OP Facility, if any, prior to repaying any advances under the Hines Credit Facility. The Hines Credit Facility also permits voluntary prepayment of principal and accrued interest.

The Hines Credit Facility requires the maintenance of certain financial covenants beginning the earlier of (a) September 30, 2018 or (b) the effective date of the OP Facility, if any, which includes covenants concerning indebtedness to total asset value. In addition, the Hines Credit Facility contains customary affirmative and negative covenants, which, among other things, prohibit us and the Operating Partnership from: (i) merging with other companies or changing ownership interest; (ii) selling all or substantially all of our assets or properties; and (iii) if in default under the loan agreement, paying distributions to our stockholders other than as required to maintain our status as a real estate investment trust. The Hines Credit Facility also requires we deliver to Hines certain quarterly and annual financial information.

For the year ended December 31, 2019, we made draws of $134.0 million and made payments of $114.0 million under the Hines Credit Facility. The Company had $75.0 million outstanding on December 31, 2019. Additionally, we incurred an aggregate of $1.3 million in interest expense for the year ended December 31, 2019 under the Restated Hines Credit Facility.

Ownership Interests

The Operating Partnership

On July 31, 2013, we formed the Operating Partnership. Hines Global REIT II Associates Limited Partnership made an initial investment of $190,000 in limited partnership interests of the Operating Partnership and owned less than a 0.1% limited partnership interest in the Operating Partnership as of December 31, 2019. Our Advisor owns the Special OP Units in the Operating Partnership, as described in Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 14.  Principal Accounting Fees and Services

Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively “Deloitte & Touche”) serve as our principal accounting firm. Deloitte & Touche audited our financial statements for the years ended December 31, 2019 and 2018. Deloitte & Touche reports directly to our Audit Committee.

Fees

Deloitte & Touche’s aggregate fees billed to us for the fiscal years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Audit Fees	$875,700	$678,000
Audit-Related Fees (1)	$35,000	$68,400
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$910,700	$746,400
(1)    These fees primarily relate to internal control attestation consultations, accounting consultations and other attestation services.

Pre-approval Policies and Procedures

Our Audit Committee has adopted a pre-approval policy requiring the Audit Committee to pre-approve all audit and permissible non-audit services to be performed by Deloitte & Touche. In determining whether or not to pre-approve services, the Audit Committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC, and, if permissible, the potential effect of such services on the independence of Deloitte & Touche. All services performed for us in 2019 were pre-approved or ratified by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Global Income Trust, Inc.
Consolidated Financial Statements — as of December 31, 2019 and 2018 and for the Years Ended December 31, 2019, 2018 and 2017.

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is set forth beginning on page 132 hereof.

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 133 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 135 for a list of all exhibits filed as a part of this report.

Item 16. Form 10-K Summary

The Company has elected not to include a summary.

* * * * * *

Hines Global Income Trust, Inc.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions	Balance at the End of the Period
	(amounts in thousands)
Deferred Tax Asset Valuation Allowance as of December 31, 2019	$820	$1,442	$(510)	$1,752
Deferred Tax Asset Valuation Allowance as of December 31, 2018	$205	$1,368	$(753)	$820
Allowance for Doubtful Accounts as of December 31, 2018 (1)	$81	$229	$—	$310

(1)
With the implementation of ASU 2016-02 as of January 1, 2019, the current guidance clarified that uncollectible lease payments were to be recognized as a reduction in revenues and were not considered an allowance. With this implementation, the Allowance for Doubtful Accounts was re-characterized to be appropriately reflected as reductions in Revenues for uncollectible amounts. See Note 2—Summary of Significant Accounting Policies for more information on the adoption of ASU 2016-02.

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2019

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2019
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)	Date of Construction	Date Acquired
(In thousands)
Bishop’s Square	Dublin, Ireland	$61,907	$—	$53,653	$53,653	$21,771	$—	$75,424	$75,424	$(7,039)	2001	March-15
Domain Apartments	Las Vegas, Nevada	34,300	5,690	50,790	56,480	291	5,690	51,081	56,771	(6,947)	2014	January-16
Cottonwood Corporate Center	Salt Lake City, Utah	72,359	13,600	98,758	112,358	2,114	13,600	100,872	114,472	(8,903)	1997, 2000	July-16
Goodyear Crossing II	Phoenix, Arizona	29,000	7,270	41,620	48,890	1,425	7,270	43,045	50,315	(3,574)	2008, 2009	August-16
Rookwood	Cincinnati, Ohio	96,000	45,320	132,466	177,786	534	45,319	133,001	178,320	(9,971)	1993, 2000	January-17
Montrose Student Residences	Dublin, Ireland	25,352	5,919	35,058	40,977	774	5,919	35,832	41,751	(2,610)	1964, 2013-2015	March-17
Queen's Court Student Residences	Reading, United Kingdom	38,896	13,989	50,392	64,381	2,806	13,989	53,198	67,187	(3,123)	2016	October-17
Venue Museum District	Houston, Texas	45,000	17,409	52,538	69,947	42	17,409	52,580	69,989	(1,778)	2009	September-18
Fresh Park Venlo	Venlo, The Netherlands	84,092	—	124,696	124,696	1,050	—	125,746	125,746	(4,024)	1960-2018	October-18
Maintal Logistics	Maintal, Germany	26,136	14,787	29,685	44,472	741	14,787	30,426	45,213	(752)	1974, 2001-2002	December-18
ABC Westland	The Hague, Netherlands	82,655	59,744	74,153	133,897	(3,021)	59,744	71,132	130,876	(1,409)	1969-2018	May-19
Promenade Shops at Briargate	Colorado Springs, Colorado	—	19,199	55,425	74,624	—	19,199	55,425	74,624	(418)	2003	September-19
Gdańsk PL II	Gdańsk, Poland	18,790	6,350	19,236	25,586	—	6,350	19,236	25,586	(130)	2013, 2015	September-19
Łódź Urban Logistics	Łódź , Poland	15,211	—	19,588	19,588	—	—	19,588	19,588	(132)	2018-2019	September-19
Glasgow West End	Glasgow, United Kingdom	56,959	23,627	70,273	93,900	—	23,627	70,273	93,900	(493)	2017	September-19
The Alloy	College Park, Maryland	—	14,194	81,971	96,165	—	14,194	81,971	96,165	(275)	2019	November-19
Charles Tyrwhitt Distribution Centre	Milton Keynes, United Kingdom	—	7,190	11,490	18,680	—	7,190	11,490	18,680	(42)	2010	November-19
DSG Bristol	Bristol, United Kingdom	—	18,163	23,069	41,232	—	18,161	23,071	41,232	(69)	2006	November-19
Royal Mail	Edinburgh, United Kingdom	—	6,187	23,820	30,007	—	6,191	23,816	30,007	(30)	1995	December-19
		$686,657	$278,638	$1,048,681	$1,327,319	$28,527	$278,639	$1,077,207	$1,355,846	$(51,719)

(a)	Assets consist of quality office, retail, industrial and residential/living properties.

(b)	Components of initial cost for the property acquired using a foreign currency were converted using the December 31, 2019 balance sheet rate.

(c)	Costs capitalized subsequent to addition are presented net of any write-offs.

(d)	The aggregate cost for federal income tax purposes is $1.4 billion as of December 31, 2019.

(e)
Real estate assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings.

The changes in total real estate assets for the years ended December 31,

	2019	2018	2017
Gross real estate assets
Balance, beginning of period	$817,763	$591,005	$290,212
Additions during the period:
Acquisitions	524,638	244,132	282,162
Other additions	11,257	14,653	5,561
Write-Offs/Cost of real estate sold	(3,766)	(21,370)	—
Effect of changes in foreign currency exchange rates	5,954	(10,657)	13,070
Balance, end of period	$1,355,846	$817,763	$591,005
Accumulated Depreciation
Balance, beginning of period	$(30,574)	$(18,172)	$(6,337)
Depreciation	(24,873)	(13,938)	(11,393)
Effect of changes in foreign currency exchange rates	(38)	459	(442)
Retirement or sales of assets	3,766	1,077	—
Balance, end of period	$(51,719)	$(30,574)	$(18,172)

INDEX TO EXHIBITS

Exhibit No.	Description
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

4.3*	Description of Hines Global Income Trust Inc. Securities Registered Pursuant to Section 12(g) of Securities Exchange Act of 1934.
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
10.15
Amended and Restated Advisory Agreement, dated as of December 6, 2017, by and among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP, and Hines Global Income Trust, Inc. (filed as Exhibit 10.2 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on December 6, 2017 and incorporated by reference herein)

10.16
Fifth Amended and Restated Agreement of Limited Partnership of Hines Global REIT II Properties LP, dated as of March 6, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 12, 2018 and incorporated by reference herein)

10.17
Purchase and Sale Agreement, dated as of August 17, 2018, by and between Grayco Lui Museum Investment 2006 LP, Grayco Lui Museum Investment II LP, as sellers and HGIT 5353 Fannin LP and HGIT 5353 Fannin Lot Parcel, Inc. as purchasers (filed as Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-Q on November 14, 2018 and incorporated by reference herein)

10.18
Selected Dealer Agreement, dated as of December 13, 2018, by and among Hines Global Income Trust, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December, 19 2018 and incorporated by reference herein)

10.19
Cost Reimbursement Agreement, dated as of December 13, 2018, by and among Hines Global Income Trust, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP, and American Enterprise Investment Services Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on December, 19 2018 and incorporated by reference herein)

10.20
Second Amendment to Uncommitted Loan Agreement, dated as of December 13, 2018, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on December, 19 2018 and incorporated by reference herein)

10.21
Third Amendment to Uncommitted Loan Agreement, dated as of December 11, 2019, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 17, 2019 and incorporated by reference herein)

10.22
Credit Agreement dated as of September 13, 2019 among Hines Global REIT II Properties LP and JPMorgan Chase Bank, N.A., as Administrative Agent. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 19, 2019 and incorporated by reference herein)

10.23
Credit Agreement dated as of November 15, 2019 among Hines Global REIT II Properties LP, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, National Association, as Syndication Agent, U.S. Bank, National Association, Wells Fargo Bank, National Association, Citizens Bank, National Association and Regions Bank, as Co-Documentation Agents. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on November 21, 2019 and incorporated by reference herein)

10.24
Asset Sale and Purchase Agreement between HGIT ABC Westland 200 Poeldijk Coöperatief U.A. as the Purchaser and ABC Westland Beheer B.V. (in its capacity as general partner of ABC Westland Beheer C.V.) and ABC Westland Beheer B.V. and Van Rijn Beheer Poeldijk B.V. and KMB Vastgoed B.V. and Windtmeulen Beheer B.V. as the Sellers relating to the agri logistics park located at ABC Westland 200 in Poeldijk, the Netherlands. (filed as Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-Q on August 14, 2019 and incorporated by reference herein)

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

Exhibit No.	Description
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

HINES GLOBAL INCOME TRUST, INC. (registrant)

March 30, 2020	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2020.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2020
Jeffrey C. Hines	(Principal Executive Officer)

/s/ J. Shea Morgenroth	Chief Financial Officer	March 30, 2020
J. Shea Morgenroth	(Principal Financial Officer)

/s/ A. Gordon Findlay	Chief Accounting Officer and Treasurer	March 30, 2020
A. Gordon Findlay	(Principal Accounting Officer)

/s/ Humberto “Burt” Cabañas	Director	March 30, 2020
Humberto “Burt” Cabañas

/s/ Dougal A. Cameron	Director	March 30, 2020
Dougal A. Cameron

/s/ John O. Niemann, Jr.	Director	March 30, 2020
John O. Niemann, Jr.

/s/ David L. Steinbach	Director	March 30, 2020
David L. Steinbach