Form 10-Q
period 2020-03-31
HINES GLOBAL INCOME TRUST, INC.
filed 2020-05-15
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☒			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 1, 2020, approximately 18.7 million shares of the registrant’s Class AX common stock, 19.8 million shares of the registrant’s Class TX common stock, 0.1 million shares of the registrant’s Class IX common stock, 36.7 million shares of the registrant’s Class T common stock, 9.2 million shares of the registrant’s Class D common stock and 11.3 million shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2020	December 31, 2019
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$1,304,135	$1,254,304
Investments in real estate-related securities	33,985	36,491
Cash and cash equivalents	72,551	45,875
Restricted cash	9,809	10,563
Derivative instruments	5,941	163
Tenant and other receivables	14,248	14,160
Intangible lease assets, net	88,038	98,537
Right-of-use asset, net	36,576	37,606
Deferred leasing costs, net	18,010	18,418
Deferred financing costs, net	2,110	2,311
Other assets	7,092	5,129
Assets held for sale	—	49,988
Total assets	$1,592,495	$1,573,545
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$28,916	$29,838
Due to affiliates	36,890	42,782
Intangible lease liabilities, net	18,517	19,633
Operating lease liability	1,450	1,583
Other liabilities	16,889	21,428
Derivative instruments	29	1,079
Distributions payable	4,315	3,837
Note payable to affiliate	11,000	75,000
Notes payable, net	769,541	752,131
Liabilities associated with assets held for sale	—	34,713
Total liabilities	887,547	982,024

Commitments and contingencies (Note 11)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2019 and December 31, 2018	—	—
Common shares, $0.001 par value per share (Note 6)	95	83
Additional paid-in capital	835,226	735,545
Accumulated distributions in excess of earnings	(117,484)	(146,830)
Accumulated other comprehensive income (loss)	(12,889)	2,723
Total stockholders’ equity	704,948	591,521
Noncontrolling interests	—	—
Total equity	704,948	591,521
Total liabilities and equity	$1,592,495	$1,573,545
See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2020 and 2019
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$33,119	$21,451
Other revenue	726	287
Total revenues	33,845	21,738
Expenses:
Property operating expenses	8,074	5,536
Real property taxes	3,482	2,597
Property management fees	1,357	703
Depreciation and amortization	16,229	9,328
Acquisition related expenses	17	4
Asset management fees	2,791	1,487
Performance participation allocation	—	1,120
General and administrative expenses	1,038	847
Total expenses	32,988	21,622
Other income (expenses):
Gain (loss) on derivative instruments	6,956	(1,110)
Gain (loss) on investments in real estate-related securities	(7,737)	1,166
Gain on sale of real estate	49,644	—
Foreign currency gains (losses)	(2,519)	(69)
Interest expense	(5,932)	(4,197)
Interest and other income	551	124
Income (loss) before benefit (provision) for income taxes	41,820	(3,970)
Benefit (provision) for income taxes	(68)	(29)
Net income (loss)	41,752	(3,999)
Net (income) loss attributable to noncontrolling interests	(3)	(3)
Net income (loss) attributable to common stockholders	$41,749	$(4,002)
Basic and diluted income (loss) per common share	$0.47	$(0.09)
Weighted average number of common shares outstanding	88,256	47,038

Comprehensive income (loss):
Net income (loss)	$41,752	$(3,999)
Other comprehensive income (loss):
Foreign currency translation adjustment	(15,613)	(2,020)
Comprehensive income (loss)	$26,139	$(6,019)
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(3)
Comprehensive income (loss) attributable to common stockholders	$26,136	$(6,022)

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2020 and 2019
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2020	81,847	$83	$735,545	$(146,832)	$2,724	$591,520	$—
Issuance of common shares	10,735	12	112,179	—	—	112,191	—
Distributions declared	—	—	—	(12,401)	—	(12,401)	(3)
Redemption of common shares	(464)	—	(5,395)	—	—	(5,395)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(6,240)	—	—	(6,240)	—
Offering costs	—	—	(863)	—	—	(863)	—
Net income (loss)	—	—	—	41,749	—	41,749	3
Foreign currency translation adjustment	—	—	—	—	(15,613)	(15,613)	—
Balance as of March 31, 2020	92,118	$95	$835,226	$(117,484)	$(12,889)	$704,948	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2019	43,584	$44	$371,274	$(91,711)	$(874)	$278,733	$—
Issuance of common shares	6,109	7	62,886	—	—	62,893	—
Distributions declared	—	—	—	(6,704)	—	(6,704)	(3)
Redemption of common shares	(362)	—	(4,014)	—	—	(4,014)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(4,366)	—	—	(4,366)	—
Offering costs	—	—	(1,240)	—	—	(1,240)	—
Net income (loss)	—	—	—	(4,002)	—	(4,002)	3
Foreign currency translation adjustment	—	—	—	—	(2,020)	(2,020)	—
Balance as of March 31, 2019	49,331	$51	$424,540	$(102,417)	$(2,894)	$319,280	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2020 and 2019
(UNAUDITED)

	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$41,752	$(3,999)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	16,727	9,771
Gain on sale of real estate	(49,644)	—
Foreign currency (gains) losses	2,519	69
(Gain) loss on derivative instruments	(6,956)	1,110
(Gain) loss on investments in real estate-related securities	7,737	(1,166)
Changes in assets and liabilities:
Change in other assets	(1,572)	(35)
Change in tenant and other receivables	(1,092)	(2,270)
Change in deferred leasing costs	(1,809)	(3,029)
Change in accounts payable and accrued expenses	870	103
Change in other liabilities	(2,829)	(2,069)
Change in due to affiliates	(8,042)	(4,393)
Net cash from (used in) operating activities	(2,339)	(5,908)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(133,935)	(45,471)
Capital expenditures at operating properties	(1,155)	(582)
Proceeds from sale of real estate	148,467	—
Purchases of real estate-related securities	(15,202)	(3,048)
Proceeds from settlement of real estate-related securities	9,971	3,014
Net cash from (used in) investing activities	8,146	(46,087)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	105,660	59,461
Redemption of common shares	(4,739)	(3,634)
Payment of offering costs	(1,659)	(1,306)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(3,270)	(1,981)
Distributions paid to stockholders and noncontrolling interests	(5,418)	(2,963)
Proceeds from notes payable	59,000	26,715
Payments on notes payable	(64,547)	(433)
Proceeds from related party note payable	—	14,000
Payments on related party note payable	(64,000)	(37,500)
Change in security deposit liability	(294)	(53)
Deferred financing costs paid	(8)	(517)
Payments related to interest rate contracts	—	(55)
Net cash from (used in) financing activities	20,725	51,734
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(610)	(172)
Net change in cash, restricted cash and cash equivalents	25,922	(433)
Cash, restricted cash and cash equivalents, beginning of period	56,438	36,986
Cash, restricted cash and cash equivalents, end of period	$82,360	$36,553

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST INC, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2020 and 2019

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of March 31, 2020 and December 31, 2019, the results of operations for the three months ended March 31, 2020 and 2019, the changes in stockholders’ equity for each of the quarterly periods in the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

Hines Global Income Trust, Inc. (the “Company”), is a Maryland corporation formed in 2013 to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years. The Company is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through Hines Global REIT II Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of March 31, 2020 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

As of March 31, 2020, the Company owned direct real estate investments in 18 properties totaling 8.7 million square feet that were 94% leased. In April 2020, the Company sold its Bishop’s Square property for a contract price of approximately €181.6 million (approximately $198.0 million assuming a rate of $1.09 per EUR as of the date of transaction). Bishop’s Square is a Class A office property located in Dublin, Ireland, originally acquired by the Company in March 2015. See Note 12—Subsequent Events for additional information regarding the disposition of Bishop’s Square.

The Company raises capital for its investments through public offerings of its common stock. The Company commenced its initial public offering of up to $2.5 billion in shares of its common stock (the “Initial Offering”) in August 2014, and commenced its second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under its distribution reinvestment plan (the “Follow-On Offering”) in December 2017. As of May 15, 2020, the Company had received gross offering proceeds of $1.0 billion from the sale of 101.8 million shares through its public offerings, including shares issued pursuant to its distribution reinvestment plan.

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

Coronavirus Outbreak

The preparation of financial statements in conformity with U.S GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates. In particular, the COVID-19 pandemic (more commonly referred to as the Coronavirus pandemic), has adversely impacted and is likely to further adversely impact the Company’s business, the businesses of the Company’s tenants and the real estate market generally. The full extent to which the pandemic will directly or indirectly impact the Company's business, results of operations and financial condition, including fair value measurements, and asset impairment charges, will depend on future developments that are highly uncertain and difficult to predict. These developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or address its impact, governmental actions to contain the spread of the pandemic and respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

The ongoing global outbreak of the Coronavirus pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. It has disrupted global travel and supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Considerable uncertainty still surrounds the Coronavirus and its potential effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses and other efforts to curb the spread of the Coronavirus have significantly disrupted business activity globally, including in the markets where the Company invests, and has had an adverse impact on the performance of certain of the Company’s investments. Many of the Company’s tenants are subject to shelter in place and other quarantine restrictions, and the restrictions could be in place for an extended period of time. These restrictions are particularly adversely impacting many of the Company’s retail tenants (other than grocery tenants), as government instructions regarding social distancing and mandated closures have reduced and, in some cases, eliminated customer foot traffic, causing many of the Company’s retail tenants to temporarily close their brick and mortar stores. As of May 15, 2020, the Company owned two retail properties in the U.S., which comprised 19% of the Company’s portfolio, based on the estimated value of its real estate investments as of that date, as well as 22% of the Company’s total revenue for the three months ended March 31, 2020. Further, while the Company collected approximately 94% of March rents at its retail properties, collections in April dropped to around 30%. The Company is in preliminary discussions with these tenants and currently expects to grant relief to some of its tenants to defer rent payments as a result of their estimated lost revenues from the current Coronavirus pandemic; however, there can be no assurance the Company will reach an agreement with any tenant or if an agreement is reached, that any such tenant will be able to repay any such deferred rent in the future.

Excluding retail properties, the Company collected approximately 96% of March rents and more than 93% of April rents. However, the Company has agreed to refund May and June rents for up to 40-60% of its tenants at its European student housing properties due to school campus closings. The Company is not able to determine when these school campuses will reopen. If they remain closed for an extended period and do not reopen later in the year, the lost rent with respect to these properties would be significant.

The Coronavirus pandemic will likely have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. In addition, the rapidly evolving nature of the pandemic makes it difficult to ascertain the long term impact it will have on commercial real estate markets and the Company’s investments. Nevertheless, the Coronavirus pandemic presents material uncertainty and risk with respect to the Company’s performance and financial results, such as rent concessions or reduced rental rates, the potential negative impact to occupancy at its properties, the potential closure of certain of its assets for an extended period, the potential for increased difficulty in obtaining financing, increased costs of operations, decrease in values of its real estate investments, the potential for increased difficulty of maintaining the current distribution rate, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The Company is unable to estimate the impact the Coronavirus pandemic will have on its financial results at this time.

Due to the business disruptions and challenges severely affecting the global economy caused by the Coronavirus pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in Accounting Standards Codification (“ASC”) Topic 842 ("Topic 842") addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from the Coronavirus pandemic. In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the Coronavirus pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply such relief and will avail itself of the election to avoid performing a lease by lease analysis for the lease concessions that 1) were granted as relief due to the Coronavirus pandemic and 2) result in the cash flows remaining substantially the same or less. The Lease Modification Q&A has no material impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2020, however, its future impact to the Company is dependent upon the extent of lease concessions granted to tenants as a result of the Coronavirus pandemic in future periods and the elections made by the Company at the time of entering into such concessions.

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis, which resulted in a realized loss of $350,000 and an unrealized loss of $7.4 million for the three months ended March 31, 2020, both of which are recorded in “gain (loss) on investments in real estate-related securities” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has also earned $481,000 in interest and dividend income for the three months ended March 31, 2020, relating to its investments in these securities, which are recorded in “Interest and other income” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Assets and Liabilities Held for Sale

Properties that are intended to be sold are to be designated as “held for sale” on the condensed consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, under GAAP, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale.  As of March 31, 2020, there were no assets designated as held for sale. As of December 31, 2019, the Company had one property, the Domain Apartments, designated as held for sale. The Company sold the Domain Apartments in January 2020. See Note 3—Investment Property for additional information regarding the disposition of the Domain Apartments.

Tenant and Other Receivables

Tenant and other receivables consists primarily of receivables attributable to straight-line rent and receivables related to base rents and tenant reimbursements. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements. Straight-line rent receivables were $8.6 million and $8.6 million as of March 31, 2020 and December 31, 2019, respectively. Tenant and other receivables are shown at cost in the condensed consolidated balance sheets.

Other Assets

Other assets included the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid insurance	$1,024	$726
Prepaid property taxes	713	589
Deferred tax assets (1)	3,204	2,973
Other	2,151	932
Other assets	$7,092	$5,220	(2)

(1)	Includes the effects of a valuation allowance of $1.6 million and $1.8 million as of March 31, 2020 and December 31, 2019, respectively.

(2)	Includes $0.1 million classified as other assets within assets held for sale as of December 31, 2019.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, "Changes to the Disclosure Requirements for Fair Value Measurement." This ASU amends and removes several disclosure requirements including the valuation processes for Level 3 fair value measurements. The ASU also modifies some disclosure requirements and requires additional disclosures for changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements and requires the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The provisions of ASU No. 2018-13 are effective for the Company as of January 1, 2020 and have not materially impacted the Company’s financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Buildings and improvements	$1,068,769	$1,077,207
Less: accumulated depreciation	(47,459)	(51,719)
Buildings and improvements, net	1,021,310	1,025,488
Land	282,825	278,639
Investment property, net	$1,304,135	$1,304,127	(1)

(1)	Includes $49.8 million classified within assets held for sale as of December 31, 2019.

Recent Dispositions of Investment Property

In January 2020, the Company sold the Domain Apartments, a multi-family community located in Henderson, Nevada.
The contract sales price for the Domain Apartments was $80.1 million. The Company acquired the Domain Apartments in
January 2016 for a contract purchase price of $58.1 million. The Company recognized a gain on sale of this asset of $29.5 million, which was recorded in gain on sale of real estate on the condensed consolidated statements of operations and comprehensive income (loss).

In February 2020, the Company sold Goodyear Crossing II, a Class A industrial warehouse located in Goodyear, Arizona, a submarket of Phoenix, Arizona. The contract sales price for Goodyear Crossing II was $72.0 million. The Company acquired Goodyear Crossing II in August 2016 for a contract purchase price of $56.2 million. The Company recognized a gain on sale of this asset of $20.2 million, which was recorded in gain on sale of real estate on the condensed consolidated statements of operations and comprehensive income (loss).

In April 2020, the Company sold Bishop’s Square for a contract price of approximately €181.6 million (approximately $198.0 million assuming a rate of $1.09 per EUR as of the date of transaction). Bishop’s Square is a Class A office property located in Dublin, Ireland, originally acquired by the Company in March 2015. See Note 12—Subsequent Events for additional information regarding the disposition of Bishop’s Square.

Recent Acquisition of Investment Property

In January 2020, the Company acquired the Emerson, an apartment property located in Centreville, Virginia. The net purchase price for the Emerson was $117.0 million, exclusive of transaction costs and working capital reserves.

In February 2020, the Company acquired Bratzler ABC Westland, an industrial property located in The Hague, Netherlands. The net purchase price for Bratzler ABC Westland was €11.5 million (approximately $12.5 million assuming a rate of $1.09 per EUR as of the acquisition date), exclusive of transaction costs and working capital reserves. Bratzler ABC Westland is an addition to our existing ownership in ABC Westland previously acquired in May 2019.

The amounts recognized for the asset acquisitions as of the acquisition dates were determined by allocating the net purchase price as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Out-of-Market Lease Intangibles, Net	Total
The Emerson	1/24/2020	$97,659	$17,725	$2,197	$—	$117,581
Bratzler ABC Westland	2/19/2020	$7,181	$5,704	$816	$—	$13,701

As of March 31, 2020, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$129,092	$6,638	$(24,976)
Less: accumulated amortization	(46,221)	(1,471)	6,459
Net	$82,871	$5,167	$(18,517)

As of December 31, 2019, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$136,215	$8,957	$(25,579)
Less: accumulated amortization	(43,808)	(2,827)	5,946
Net	$92,407	$6,130	$(19,633)

Amortization expense of in-place leases was $9.0 million and $4.6 million for the three months ended March 31, 2020 and 2019, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $0.5 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from April 1, 2020 through December 31, 2020 and for each of the years ending December 31, 2021 through December 31, 2025 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
April 1, 2020 through December 31, 2020	$21,402	$(1,283)
2021	$17,215	$(1,686)
2022	$13,881	$(1,571)
2023	$10,668	$(1,408)
2024	$7,232	$(931)
2025	$6,237	$(778)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the three months ended March 31, 2020 and 2019 was $4.9 million and $2.9 million, respectively, which is included in Rental revenue on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of March 31, 2020, the approximate fixed future minimum rentals for the period from April 1, 2020 through December 31, 2020, for each of the years ending December 31, 2021 through 2025 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
April 1, 2020 through December 31, 2020	$60,005
2021	74,008
2022	63,414
2023	55,782
2024	47,621
2025	43,264
Thereafter	192,719
Total	$536,813

During the three months ended March 31, 2020 and 2019, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties and multi-family properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. DEBT FINANCING

As of March 31, 2020 and December 31, 2019, the Company had approximately $784.1 million and $865.7 million of debt outstanding, with weighted average years to maturity of 2.6 years and 2.6 years, respectively, and a weighted average interest rate of 2.28% and 2.54%, respectively. The following table provides additional information regarding the Company’s debt outstanding at March 31, 2020 and December 31, 2019 (in thousands):

Description	Origination or Assumption Date	Maturity Date		Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of March 31, 2020	Principal Outstanding at March 31, 2020		Principal Outstanding at December 31, 2019
Secured Mortgage Debt
Bishop's Square	3/3/2015	3/2/2022		€55,200	Euribor + 1.30% (1)	1.30%	$60,720	(3)	$61,907
Domain Apartments	1/29/2016	1/29/2020	(4)	$34,300	Libor + 1.60% (1)	N/A	—		34,300
Cottonwood Corporate Center	7/5/2016	8/1/2023		$78,000	Fixed	2.98%	71,913		72,359
Goodyear Crossing II	8/18/2016	8/18/2021	(5)	$29,000	Libor + 2.00%	N/A	—		29,000
Rookwood Commons	1/6/2017	7/1/2020		$67,000	Fixed	3.13%	67,000		67,000
Rookwood Pavilion	1/6/2017	7/1/2020		$29,000	Fixed	2.87%	29,000		29,000
Montrose Student Residences	3/24/2017	3/23/2022		€22,605	Euribor + 1.85% (1)	1.85%	24,866		25,352
Queen's Court Student Residences	12/18/2017	12/18/2022		£29,500	Libor + 2.00% (1)	2.86%	36,500		38,896
Venue Museum District	9/21/2018	10/9/2020		$45,000	Libor + 1.95% (1)	4.02%	45,000		45,000
Fresh Park Venlo	10/3/2018	8/15/2023		€75,000	Euribor + 1.50% (1)	1.50%	82,480		84,092
Maintal Logistics	2/21/2019	2/28/2024		€23,500	Euribor + 1.10% (1)	1.10%	25,635		26,136
ABC Westland	5/3/2019	2/15/2024		€75,000	Euribor + 1.50% (1)	1.50%	80,355		82,655
Łódź Urban Logistics	9/20/2019	9/20/2024		€13,600	Fixed (2)	1.05%	14,858		15,211
Glasgow West End	9/26/2019	9/26/2024		£43,200	Libor + 1.80% (1)	2.56%	53,451		56,959
Gdańsk PL II	10/4/2019	9/20/2024		€16,800	Fixed (2)	1.05%	18,354		18,790
Other Notes Payable
JPMorgan Chase Revolving Credit Facility	9/13/2019	11/15/2022		$275,000	Variable	2.43%	163,000		104,000
Notes Payable							$773,132		$790,657
Affiliate Note Payable
Credit Facility with Hines	10/2/2017	12/31/2020		$75,000	Variable	2.96%	11,000		75,000
Total Note Payable to Affiliate							$11,000		$75,000
Total Principal Outstanding							$784,132		$865,657
Unamortized discount							(51)		(104)
Unamortized financing fees							(3,540)		(4,126)
Total							$780,541		$861,427

(1)
On the loan origination date, the Company entered into an interest rate cap agreement as an economic hedge against the variability of future interest rates on this borrowing. See Note 5—Derivative Instruments for further details.

(2)
On the loan origination date, the Company entered into an interest rate swap contract effectively fixing the interest rate for the full term of the facility. See Note 5 — Derivative Instruments for further details.

(3)	In April 2020, the Company paid off the outstanding balance using proceeds from the sale of Bishop’s Square, which occurred in April 2020. See Note 12 — Subsequent Events for further details.

(4)	In January 2020, the Company paid off the outstanding balance using proceeds from the sale of Domain Apartments, which occurred in January 2020.

(5)	In February 2020, the Company paid off the outstanding balance using proceeds from the sale of Goodyear Crossing II, which occurred in February 2020.

JPMorgan Chase Revolving Credit Facility

During the three months ended March 31, 2020, the Company made draws of approximately $59.0 million and made no payments on its revolving loan commitment with JPMorgan Chase, N.A., (the “Revolving Credit Facility”), resulting in an outstanding balance of $163.0 million on March 31, 2020. From April 1, 2020 through May 15, 2020, the Company made payments of $43.0 million and made no additional draws under the Revolving Credit Facility, resulting in an outstanding principal balance of $120.0 million as of May 15, 2020.

Hines Credit Facility

During the three months ended March 31, 2020, the Company made no draws and made payments of $64.0 million under its credit facility with Hines (the “Hines Credit Facility”). The Company had an outstanding balance of $11.0 million on March 31, 2020. From April 1, 2020 through May 15, 2020, the Company made no draws and made payments of $11.0 million under the Hines Credit Facility, resulting in no outstanding balance on May 15, 2020.

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of March 31, 2020. However, as of May 1, 2020, the Company was out of compliance with a loan covenant related to its mortgage debt secured by two of the Company’s European student housing facilities resulting from projected effects of the Coronavirus pandemic as described in Note 2—Summary of Significant Accounting Policies — Coronavirus Outbreak. The lender provided a waiver of the covenant that was out of compliance, as the properties met certain conditions set forth by the lender. The Company is not aware of any other instances of noncompliance with financial covenants on any of its other loans as of the date of this report. The Company’s continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions associated with the Coronavirus pandemic. Failure to comply with any covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations and strain the liquidity of the Company.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from April 1, 2020 through December 31, 2020, for each of the years ending December 31, 2021 through December 31, 2024 and for the period thereafter (in thousands).

	Payments Due by Year
	April 1, 2020 through December 31, 2020	2021	2022		2023	2024	Thereafter
Principal payments	$156,012	$5,311	$290,453	(1)	$152,713	$179,643	$—

(1)
Includes Bishop’s Square debt of $60.7 million that was paid off in April 2020 using proceeds from the sale of Bishop’s Square which occurred in April 2020. See Note 12 — Subsequent Events for further details.

As of May 15, 2020, the Company is required to make $141.0 million in principal payments on its outstanding notes payable that mature through May 2021. Although the mortgage loans are non–recourse, which would allow the Company to provide a deed in–lieu of payment, the Company expects to be able to repay all principal payments with cash on hand or proceeds raised from its current offering, utilize additional capacity on the Credit Agreement, or to be able to refinance the debt terms on the principal outstanding.

LIBOR is expected to be discontinued after 2021. As of March 31, 2020 the Company has two loans with a variable interest rate tied to LIBOR with maturities beyond 2021.  The loan agreements provide procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. However, there can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

5. DERIVATIVE INSTRUMENTS

The Company has entered into several interest rate cap and swap contracts in connection with certain of its secured mortgage loans in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowings.  The Company’s interest rate contracts have economically limited the interest rate on the loan to which they relate.  The Company has not designated these derivatives as hedges for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its Condensed Consolidated Balance Sheets the fair value amount recorded for its derivative instruments.

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

The table below provides additional information regarding the Company’s interest rate contracts (in thousands, except percentages).

Interest Rate Contracts
Type	Property	Effective Date	Expiration Date	Maximum Capacity of Debt in Functional Currency	Notional Amount	Interest Rate Received	Pay Rate /Strike Rate
Interest rate cap	Bishop’s Square	March 3, 2015	April 25, 2020	€55,200	€55,200	Euribor	2.00%
Interest rate cap	Montrose Student Residences	March 24, 2017	March 23, 2022	€22,605	€16,954	Euribor	1.25%
Interest rate cap	Queen’s Court Student Residences	December 20, 2017	December 20, 2020	£29,500	£22,125	LIBOR	2.00%
Interest rate cap	Venue Museum District	September 21, 2018	October 9, 2020	$45,000	$45,000	LIBOR	3.50%
Interest rate cap	Fresh Park Venlo	October 8, 2018	August 15, 2023	€75,000	€52,487	Euribor	2.00%
Interest rate cap	Maintal Logistics	February 28, 2019	February 28, 2024	€23,500	€16,450	Euribor	2.00%
Interest rate cap	ABC Westland	May 3, 2019	February 15, 2024	€75,000	€52,500	Euribor	1.00%
Interest rate cap	Łódź Urban Logistics	October 10, 2019	September 20, 2024	€13,600	$13,600	Euribor	(0.36)%
Interest rate swap	Gdańsk PL II	October 10, 2019	September 20, 2024	€16,800	£16,800	Euribor	(0.36)%
Interest rate swap	Glasgow West End	September 27, 2019	September 24, 2024	£43,200	£32,400	LIBOR	2.00%

The table below provides additional information regarding the Company’s foreign currency forward contracts that were active during the three months ended March 31, 2020 (in thousands).

Foreign Currency Forward Contracts
Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
October 24, 2019	February 28, 2020	£31,000	USD/GBP	$1.29
December 9, 2019	February 28, 2020	£15,000	USD/GBP	$1.32
February 21, 2020	May 29, 2020	£31,000	USD/GBP	$1.30
February 21, 2020	May 29, 2020	£15,000	USD/GBP	$1.30
March 2, 2020	April 30, 2020	€60,000	USD/EUR	$1.12
March 10, 2020	April 30, 2020	€50,000	USD/EUR	$1.14

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2020 and 2019 (in thousands):

	Gain (Loss) Recorded on Derivative Instruments
	Three months ended March 31,
	2020	2019
Derivatives not designated as hedging instruments:
Interest rate swaps	$(2)	$—
Interest rate caps	98	(161)
Foreign currency forward contracts	6,860	(949)
Total gain (loss) on derivatives	$6,956	$(1,110)

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

Common Stock

As of March 31, 2020 and December 31, 2019, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	March 31, 2020		December 31, 2019
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	18,852	40,000	18,885
Class TX common stock, $0.001 par value per share	40,000	19,864	40,000	19,901
Class IX common stock, $0.001 par value per share	10,000	92	10,000	91
Class JX common stock, $0.001 par value per share	10,000	—	10,000	—
Class T common stock, $0.001 par value per share	350,000	34,560	350,000	28,837
Class S common stock, $0.001 par value per share	350,000	—	350,000	—
Class D common stock, $0.001 par value per share	350,000	8,603	350,000	6,927
Class I common stock, $0.001 par value per share	350,000	10,147	350,000	7,206

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the three months ended March 31, 2020 and 2019 (in thousands). There were no Class JX and S shares issued, redeemed or outstanding during the three months ended March 31, 2020.

	Class AX		Class TX		Class IX		Class T		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2020	18,885	$19	19,901	$22	91	$—	28,837	$29	6,927	$6	7,206	$7	81,847	$83
Issuance of common shares	126	—	146	1	1	—	5,809	6	1,696	2	2,957	3	10,735	12
Redemption of common shares	(159)	—	(183)	—	—	—	(86)	—	(20)	—	(16)	—	(464)	—
Balance as of March 31, 2020	18,852	$19	19,864	$23	92	$—	34,560	$35	8,603	$8	10,147	$10	92,118	$95

	Class AX		Class TX		Class IX		Class T		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	19,123	$19	19,969	$21	96	$—	2,858	$3	1,479	$1	59	$—	43,584	$44
Issuance of common shares	136	—	155	1	1	—	4,011	4	1,198	1	608	1	6,109	7
Redemption of common shares	(163)	—	(195)	—	—	—	—	—	(4)	—	—	—	(362)	—
Balance as of March 31, 2019	19,096	$19	19,929	$22	97	$—	6,869	$7	2,673	$2	667	$1	49,331	$51

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2020 through May 2020 at a gross distribution rate of $0.05208 per month for each share class (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees.

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
The following table outlines the Company’s total cash distributions declared to stockholders for each of the quarters ended during 2020 and 2019, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2020
March 31, 2020	$5,669	$6,732	$12,401
Total	$5,669	$6,732	$12,401
2019
December 31, 2019	$4,992	$6,092	$11,084
September 30, 2019	4,383	5,325	9,708
June 30, 2019	3,647	4,415	8,062
March 31, 2019	3,090	3,614	6,704
Total	$16,112	$19,446	$35,558

The table below outlines the net distributions declared for each class of shares for the three and three months ended March 31, 2020 and 2019. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors, less any applicable ongoing distribution and stockholder servicing fees.

	Three Months Ended March 31,
	2020	2019
Distributions declared per Class AX share, net	$0.16	$0.16
Distributions declared per Class TX share, net	$0.13	$0.13
Distributions declared per Class IX share, net	$0.15	$0.15
Distributions declared per Class T share, net	$0.13	$0.13
Distributions declared per Class S share, net	$0.13	$0.13
Distributions declared per Class D share, net	$0.15	$0.15
Distributions declared per Class I share, net	$0.16	$0.16

7. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and the Dealer Manager, Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended March 31,		Unpaid as of
Type and Recipient	2020	2019	March 31, 2020	December 31, 2019
Selling Commissions- Dealer Manager (1)	$1,647	$1,170	$—	$—
Dealer Manager Fee- Dealer Manager	296	207	—	—
Distribution & Stockholder Servicing Fees- Dealer Manager	4,297	2,989	25,449	22,479
Organization and Offering Costs- the Advisor	863	1,240	6,966	7,763
Asset Management Fees- the Advisor	2,791	1,487	2,630	2,353
Other- the Advisor (2)	447	493	750	1,106
Performance Participation Allocation- the Advisor (3)	—	1,120	—	7,713
Interest expense- Hines and its affiliates (4)	361	437	23	443
Property Management Fees- Hines and its affiliates	682	372	146	287
Development and Construction Management Fees- Hines and its affiliates	64	67	93	30
Leasing Fees- Hines and its affiliates	92	107	196	344
Expense Reimbursement- Hines and its affiliates (with respect to management and operations of the Company's properties)	1,831	814	637	264
Total	$13,371	$10,503	$36,890	$42,782

(1)	Some or all of these fees may be reallowed to participating broker dealers rather than being retained by the Dealer Manager.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2020 and 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2020	Investments in real estate-related securities	$33,985	$33,985	$—	$—
December 31, 2019	Investments in real estate-related securities	$36,491	$36,491	$—	$—

Financial Instruments Fair Value Disclosures

As of March 31, 2020, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $784.1 million, was $783.3 million. As of December 31, 2019, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $865.7 million, was $864.1 million. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

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

Management evaluates the operating performance of each of its real estate properties at an individual investment level and considers each investment to be an operating segment. The Company has aggregated its operating segments into seven reportable segments: domestic office investments, domestic residential/living investments, domestic retail investments, domestic industrial investments, international industrial investments, international office investments, and international residential/living investments. In April 2020, the Company sold Bishop’s Square, which comprised the international office investments operating segment for the three months ended March 31, 2020 and 2019. See Note 12—Subsequent Events for additional information regarding the disposition of Bishop’s Square.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended March 31,
	2020	2019
Revenues
Domestic office investments	$3,936	$4,209
Domestic residential/living investments	4,405	2,732
Domestic retail investments	7,372	4,950
Domestic industrial investments	533	1,087
International industrial investments	11,035	4,753
International office investments	2,514	1,930
International residential/living investments	4,050	2,077
Total revenues	$33,845	$21,738

For the three months ended March 31, 2020 and 2019, the Company’s total revenues were attributable to the following countries:

	Three Months Ended March 31,
	2020	2019
Total revenues
United States	48%	60%
The Netherlands	22%	18%
United Kingdom	14%	5%
Ireland	10%	13%
Poland	4%	—%
Germany	2%	4%

For the three months ended March 31, 2020 and 2019, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues in excess of property operating expenses (1)
Domestic office investments	$2,570	$2,896
Domestic residential/living investments	2,296	1,444
Domestic retail investments	4,382	2,812
Domestic industrial investments	367	701
International industrial investments	6,666	2,578
International office investments	1,963	947
International residential/living investments	2,688	1,524
Total revenues in excess of property operating expenses	$20,932	$12,902

(1)	Revenues less property operating expenses, real property taxes and property management fees.

As of March 31, 2020 and December 31, 2019, the Company’s total assets by segment were as follows (in thousands):

	March 31, 2020	December 31, 2019
Assets
Domestic office investments	$123,241	$124,144
Domestic residential/living investments	285,938	220,988
Domestic retail investments	286,540	292,526
Domestic industrial investments	1,265	51,520
International industrial investments	491,116	494,268
International office investments	120,152	122,342
International residential/living investments	198,068	211,785
Corporate-level accounts	86,175	55,972
Total assets	$1,592,495	$1,573,545

As of March 31, 2020 and December 31, 2019, the Company’s total assets were attributable to the following countries:

	March 31, 2020	December 31, 2019
Total assets
United States	49%	47%
The Netherlands	18%	17%
United Kingdom	16%	18%
Ireland	10%	11%
Poland	4%	4%
Germany	3%	3%

For the three months ended March 31, 2020 and 2019 the Company’s reconciliation of the Company’s revenues in excess of property operating expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Reconciliation to revenues in excess of property operating expenses
Net income (loss)	$41,752	$(3,999)
Depreciation and amortization	16,229	9,328
Acquisition related expenses	17	4
Asset management fees	2,791	1,487
Performance participation allocation	—	1,120
General and administrative expenses	1,038	847
(Gain) loss on derivative instruments	(6,956)	1,110
(Gain) loss on investments in real estate-related securities	7,737	(1,166)
Gain on sale of real estate	(49,644)	—
Foreign currency (gains) losses	2,519	69
Interest expense	5,932	4,197
Interest and other income	(551)	(124)
(Benefit) provision for income taxes	68	29
Total revenues in excess of property operating expenses	$20,932	$12,902

10. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$5,994	$4,074
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$4,315	$2,339
Distributions reinvested	$6,507	$3,430
Shares tendered for redemption	$2,336	$1,554
Non-cash net liabilities assumed	$198	$110
Offering costs payable to the Advisor	$863	$1,240
Distribution and stockholder servicing fees payable to the Dealer Manager	$4,297	$2,989
Accrued capital additions	$882	$1,983
Accrued acquisition costs	$348	$1,036

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

12. SUBSEQUENT EVENTS

Bishop’s Square

In April 2020, the Company sold Bishop’s Square, a Class A office property located in Dublin, Ireland. The contract sales price for Bishop’s Square was approximately €181.6 million (approximately $198.0 million assuming a rate of $1.09 per EUR as of the date of transaction), exclusive of transaction costs and closing prorations. The purchaser is not affiliated with the Company or its affiliates. The Company acquired Bishop’s Square in March 2015 for €92.0 million, (approximately $103.5 million assuming a rate of $1.13 per EUR as of the acquisition date), exclusive of transaction costs and closing prorations. The Company completed a major redevelopment project at Bishop’s Square in July 2019 which was commenced during October 2017 and consisted of approximately €16.3 million (approximately $17.9 million assuming a rate of $1.10 per EUR as of March 31, 2020) in capital expenditures.

*****

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

—
Risks associated with adverse changes in general economic or local market conditions, including the impact of the ongoing Coronavirus pandemic and efforts to prevent its spread, which are adversely effecting the markets in which we and our tenants operate;

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the risk factors under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The Company

Hines Global Income Trust, Inc. (“Hines Global”), was formed as a Maryland corporation in 2013 for the purpose of investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years. The Company has elected to be taxed as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

We raise capital for our investments through public offerings of our common stock. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014 and commenced our second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Follow-On Offering”) in December 2017. It is our intention to conduct a continuous offering for an indefinite period of time by conducting additional offerings of our shares of common stock following the conclusion of the Follow-On Offering. As of May 15, 2020, we had received gross offering proceeds of $1.0 billion from the sale of 101.8 million shares through our public offerings, including shares issued pursuant to our distribution reinvestment plan.

Portfolio Highlights

We intend to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. In April 2020, we sold Bishop’s Square for a contract sales price of approximately €181.6 million (approximately $198.0 million assuming a rate of $1.09 per EUR as of the date of transaction), exclusive of transaction costs and closing prorations, resulting in a total portfolio as of May 15, 2020 of seventeen real estate investments consisting of 8.5 million square feet that were 94% leased. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of March 31, 2020 (“Estimated Values”), which are consistent with the values used to determine our net asset value (“NAV”) per share on that date, and includes the effect of the sale of Bishop’s Square.

The following charts depict the location of our real estate investments as of March 31, 2020 and also includes the effect of the sale of Bishop’s Square, which occurred in April 2020. Approximately 49% of our portfolio is located throughout the United States and approximately 51% is located internationally, based on the Estimated Values, and including the effect of the sale of Bishop’s Square.

The following table provides additional information regarding each of our properties and is presented as of March 31, 2020, and includes the effect of the sale of Bishop’s Square, which occurred in April 2020.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions)(1)	Estimated Going-in Capitalization Rate (2)	Leasable Square Feet	Percent Leased
Cottonwood Corporate Center	Salt Lake City, Utah	Office	7/2016; $139.2	6.9%	487,597	94%
Rookwood	Cincinnati, Ohio	Retail	1/2017; $193.7	6.0%	600,973	95%
Montrose Student Residences	Dublin, Ireland	Residential/Living	3/2017; $40.6	5.5%	53,835	100%
Queen’s Court Student Residences	Reading, United Kingdom	Residential/Living	10/2017; $65.3	6.2%	79,115	100%
Venue Museum District	Houston, Texas	Residential/Living	9/2018; $72.9	3.9%	294,964	95%
Fresh Park Venlo	Venlo, Netherlands	Industrial	10/2018; $136.3	6.7%	2,863,565	94%
Maintal Logistics	Frankfurt, Germany	Industrial	12/2018; $43.8	5.7%	387,253	96%
ABC Westland	The Hague, Netherlands	Industrial	5/2019; $142.8	6.2%	1,386,836	93%
Promenade Shops at Briargate	Colorado Springs, Colorado	Retail	9/2019; $93.2	7.7%	236,539	89%
Gdańsk PL II	Gdańsk, Poland	Industrial	9/2019; $29.9	6.7%	346,996	100%
Łódź Urban Logistics	Łódź, Poland	Industrial	9/2019; $25.2	6.6%	389,233	100%
Glasgow West End	Glasgow, United Kingdom	Residential/Living	9/2019; $89.5	5.5%	232,425	99%
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	Industrial	11/2019; $19.9	5.7%	140,106	100%
The Alloy	College Park, Maryland	Residential/Living	11/2019; $98.0	5.0%	230,362	94%
DSG Bristol	Bristol, United Kingdom	Industrial	11/2019; $47.0	5.0%	265,000	100%
Royal Mail	Edinburgh, United Kingdom	Industrial	12/2019; $33.4	5.3%	212,028	100%
The Emerson	Centreville, Virginia	Residential/Living	01/2020; $117.0	4.5%	328,341	74%
Total for All Investments					8,535,168	94%

(1)	For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

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

NAV and Distributions

We began determining an NAV per share on a monthly basis as of the end of January 2018. Since that time, our NAV per share increased from $9.78 in the beginning of 2018 to $10.24 in February 2020. As illustrated in the chart below, the NAV fell to $9.84 as of March 31, 2020 and to $9.71 as of April 30, 2020. As described elsewhere in this Quarterly Report on Form 10-Q, the Coronavirus pandemic has had, and is expected to continue to have, an adverse impact on global commercial activity and has contributed to significant volatility in financial markets. While it is difficult to ascertain the long term impact it will have on commercial real estate markets and our investments, it presents material uncertainty and risk with respect to the current and future performance and value of our investments. Investments in real properties and real estate-related securities have not been immune to the impact of the pandemic, which was the primary cause of the decline in our NAV as of April 30, 2020 compared to the prior month’s NAV. Set forth below is additional historical information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).

1.
Please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 14, 2020 for additional information concerning the methodology used to determine, and the limitations of, the NAV per share as of April 30, 2020. Please see our Annual Reports on Form 10-K for the years ended December 31, 2019, 2018, and 2017 as well as our Current Reports on Form 8-K for additional information concerning the NAV per share determined as of prior dates.

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

Set forth below is information regarding our gross annualized distribution rate, excluding any applicable distribution and stockholder servicing fees, since October 1, 2014 (the date our board first authorized distributions to be declared). As illustrated in the chart below, our gross annualized distribution rate remained at $0.625 per share since January 2019. As described previously, the Coronavirus pandemic has had adverse effects on the operations of several of our real estate investments in recent months, which could affect our ability to maintain the current distribution rate.

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

The table below discloses the total returns for the classes of shares that are available for investment in the Follow-On Offering:

As of April 30, 2020
Shares Class (1)	1-Year	ITD
Class I Shares (2)	2.13%	6.45%
Class D Shares (2)	1.88%	6.18%
Class S Shares (No Sales Load) (3)	1.12%	5.39%
Class S Shares (With Sales Load) (4)	(2.45)%	3.80%
Class T Shares (No Sales Load) (3)	1.12%	5.39%
Class T Shares (With Sales Load) (4)	(2.45)%	3.80%

(1)	The inception date for Class I, Class D, Class S and Class T Shares is December 6, 2017.

(2)	Class I Shares and Class D Shares are sold without an upfront sales load.

(3)	Class S Shares and Class T Shares listed as (No Sales Load) exclude up-front selling commissions and dealer manager fees.

(4)	Class S Shares and Class T Shares listed as (With Sales Load) reflect the returns after the maximum up-front selling commissions and dealer manager fees, which total 3.5% for both share classes.

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment in the Follow-On Offering:

As of April 30, 2020
Shares Class (1)	1-Year	3-Year	ITD
Class AX Shares (No Sales Load)	2.13%	6.60%	7.98%
Class AX Shares (With Sales Load)	N/A	3.19%	5.79%
Class TX Shares (No Sales Load)	1.12%	5.54%	7.31%
Class TX Shares (With Sales Load)	N/A	4.09%	6.00%
Class IX Shares (No Sales Load)	1.88%	N/A	6.34%
Class IX Shares (With Sales Load)	N/A	N/A	6.05%

(1)	The inception date for Class AX Shares, Class TX Shares, and Class IX Shares are October 1, 2014, September 1, 2015, and May 1, 2017, respectively.

Critical Accounting Policies

Each of our critical accounting policies involve the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates.  In addition, application of these accounting policies involves the exercise of judgment regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. For a discussion of recent accounting pronouncements, see Note 2 — Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements. Also, a disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to our policies during 2020.

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

We expect that once we have fully invested the proceeds of our public offerings and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions and redemptions. Our real estate-related securities portfolio may have embedded leverage, including through the use of reverse repurchase agreements and derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Further, our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. As of March 31, 2020 our portfolio was approximately 47% leveraged, based on the Estimated Values of our real estate investments owned as of that date, with a weighted average interest rate of 2.28%.

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

The Coronavirus pandemic did not have a material impact on our liquidity and capital resources for the three months ended March 31, 2020. We are still in the early stages of navigating the actual and potential long-term impacts the pandemic will have on our business. However, we have already begun to experience certain effects on our liquidity and capital resources, such as reduced rent collections at certain of our properties and a reduction of capital raised from the Offering. These conditions may continue to worsen as the pandemic continues. Fortunately, the Company’s liquidity position was bolstered by its recent sale of Bishop’s Square in April 2020. As a result of this sale, the Company has more than $125 million of cash on hand and significant undrawn capacity under its revolving credit facilities that it may use to fund cash needs, including shortages that may arise as a result of the Coronavirus pandemic or to make additional real estate investments. See Note 2 — Summary of Significant Accounting Policies for additional information.

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

Net cash from operating activities for the three months ended March 31, 2020 increased by $3.6 million as compared to the same period in the prior year. Generally, net cash provided by operating activities increased as a result of the operations of our ten real estate investments acquired since March 31, 2019, as well as from a decrease in costs associated with leasing activities, including tenant inducement payouts, during the three months ended March 31, 2020 as compared to the same period in the prior year. However, the increase in net cash provided by operating activities was offset by the payment of the $7.7 million performance participation allocation related to 2019, which was paid to the Advisor in 2020, compared to the payment of the $6.0 million performance participation allocation during the same period in the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2020 and 2019 were primarily due to the following:

Three months ended March 31, 2020

•	Payment of $133.9 million, primarily related to the acquisitions of two real estate investments during the three months ended March 31, 2020.

•	Capital expenditures of approximately $1.2 million at our real estate properties.

•
We received proceeds of $148.5 million from the sale of the Domain Apartments in January 2020 and Goodyear Crossing II in February 2020. We sold the Domain Apartments for a contract sales price of $80.1 million and we acquired the Domain Apartments in January 2016 for a net purchase price of $58.1 million. We sold Goodyear Crossing II for a contract sales price of $72.0 million and we acquired Goodyear Crossing II in August 2016 for a net purchase price of $56.2 million. Proceeds from these sales were used to pay off the secured debt outstanding on the two real estate investments in full as well as to fund the acquisitions of real estate investments made during the three months ended March 31, 2020.

•	Payments of $15.2 million to purchase real estate-related securities. We also received proceeds of $10.0 million from the sales of real estate-related securities.

Three months ended March 31, 2019

•
Payment of $45.5 million primarily related to the acquisition of Maintal Logistics. Maintal Logistics was acquired in December 2018, but funding for the acquisition was not required until the debt closed in February 2019.

•	Capital expenditures of approximately $0.6 million primarily related to development work at Bishop’s Square, which was completed in July 2019, and various capital improvements at our other properties.

•	Payments of $3.0 million to purchase real estate-related securities. We also received proceeds of $3.0 million from the sales of real estate-related securities.

Cash Flows from Financing Activities

Public Offerings

We raised gross proceeds of $105.7 million from our Follow-On Offering during the three months ended March 31, 2020, excluding proceeds from the distribution reinvestment plan. During the three months ended March 31, 2019 we had raised $59.5 million from our Follow-On Offering, excluding proceeds from the distribution reinvestment plan. In addition, during the three months ended March 31, 2020 and 2019, we redeemed $4.7 million and $3.6 million in shares of our common stock pursuant to our share redemption program, respectively.

In addition to the investing activities described previously, we have used proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the three months ended March 31, 2020 and 2019, we made payments of $3.3 million and $2.0 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our Follow-On Offering. The increase in selling commissions, dealer manager fees and distribution and stockholder servicing fees for the three months ended March 31, 2020 as compared to the same period in 2019 is due to the increase of capital raised since our restructuring and related modifications in our Follow-On Offering, which commenced in December 2017.

Until December 31, 2018, the Advisor advanced all of our organization and offering costs, consisting of issuer costs and certain underwriting costs (but excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) related to our public offerings, which totaled $9.0 million. In January 2019, we began reimbursing the Advisor in ratable amounts over 60 months for all such advanced expenses, as well as any organization and offering costs incurred subsequent to December 31, 2018, to the extent cumulative organization and offering costs paid by the Company do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from our public offerings. For the three months ended March 31, 2020, we reimbursed the Advisor $1.7 million for organization and offering costs.

Distributions

In January 2018, we began and intend to continue to declare distributions as of monthly record dates and pay them on a monthly basis. With the authorization of our board of directors, we declared monthly distributions from January 2019 through May 2020 at a gross distribution rate of $0.05208 per month for each share class less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those stockholders participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations. As described previously, the Coronavirus pandemic has had adverse effects on the operations of several of our real estate investments in recent months, which could affect our ability to maintain the current distribution rate.

Distributions paid to stockholders during the three months ended March 31, 2020 and 2019 were $11.9 million and $6.4 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the three months ended March 31, 2020 and March 31, 2019, we funded 100% and 100% of total distributions with cash flows from other sources such as cash flows from investing activities, respectively, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds.

The following table outlines our total distributions declared to stockholders for each quarter during 2020 and 2019, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	Stockholders			Distributions Paid With Cash Flows From Operating Activities (1)
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2020
March 31, 2020	$5,669	$6,732	$12,401	$—	—%
Total	$5,669	$6,732	$12,401	$—	—%
2019
December 31, 2019	$4,992	$6,092	$11,084	$11,087	100%
September 30, 2019	4,383	5,325	9,708	9,711	100%
June 30, 2019	3,647	4,415	8,062	—	—%
March 31, 2019	3,090	3,614	6,704	—	—%
Total	$16,112	$19,446	$35,558	$20,798	58%

(1)	Includes distributions paid to noncontrolling interests.

Debt Financings

As mentioned above under “—Financial Condition, Liquidity and Capital Resources,” our portfolio was approximately 47% leveraged as of March 31, 2020 (based on the Estimated Values). Our total loan principal outstanding had a weighted average interest rate of 2.28% as of March 31, 2020. Below is additional information regarding our loan activity for the three months ended March 31, 2020 and 2019. See “Note 4 — Debt Financing” for additional information regarding our outstanding debt and our interest rate exposure.

Three months ended March 31, 2020

•
We made draws of approximately $59.0 million and no payments on the Revolving Credit Facility with JPMorgan during the three months ended March 31, 2020, resulting in an outstanding balance of $163.0 million as of March 31, 2020. We primarily used these proceeds to provide cash for the acquisitions of real estate investments during the three months ended March 31, 2020.

•
We made payments of $64.5 million on notes payable to pay off the outstanding balances of our secured debt relating to the Domain Apartments, which was sold in January 2020, and Goodyear Crossing II, which was sold in February 2020, using the proceeds from the sales of the properties.

•
We made no draws under the Hines Credit Facility during the three months ended March 31, 2020, and made payments of $64.0 million on this facility. We had an outstanding balance of $11.0 million under the Hines Credit Facility as of March 31, 2020.

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

Results of Operations

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

The table below includes information regarding changes in our results of operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, including explanations for significant changes and any significant or unusual activity. The Coronavirus pandemic did not have a material effect on our results of operations for the three months ended March 31, 2020. However, we can provide no assurances as to its impact in future periods. As described more completely below, most amounts increased in 2020 compared to 2019 as a result of significant additional capital raised and invested in real estate. All amounts are in thousands, except for percentages:

	Three Months Ended March 31,		Change
	2020	2019	$	%
Revenues:
Rental revenue	$33,119	$21,451	$11,668	54%
Other revenue	726	287	439	153%
Total revenues	33,845	21,738	12,107	56%
Expenses:
Property operating expenses	8,074	5,536	2,538	46%
Real property taxes	3,482	2,597	885	34%
Property management fees	1,357	703	654	93%
Depreciation and amortization	16,229	9,328	6,901	74%
Acquisition related expenses	17	4	13	325%
Asset management and acquisition fees	2,791	1,487	1,304	88%
Performance participation allocation	—	1,120	(1,120)	(100)%
General and administrative expenses	1,038	847	191	23%
Total expenses	32,988	21,622	11,366	53%
Other income (expenses):
Gain (loss) on derivative instruments	6,956	(1,110)	8,066	N/A*
Gain (loss) on investments in real estate-related securities	(7,737)	1,166	(8,903)	N/A*
Gain on sale of real estate	49,644	—	49,644	N/A*
Foreign currency gains (losses)	(2,519)	(69)	(2,450)	N/A*
Interest expense	(5,932)	(4,197)	(1,735)	(41)%
Interest and other income	551	124	427	344%
Income (loss) before benefit (provision) for income taxes	41,820	(3,970)	45,790	N/A*
Benefit (provision) for income taxes	(68)	(29)	(39)	134%
Net income (loss)	41,752	(3,999)	45,751	N/A*

* Not a meaningful percentage
Total revenues: The increase in total revenue is primarily due to the additional real estate investments acquired since March 31, 2019. We acquired ten real estate investments since March 31, 2019 and had a portfolio of eighteen real estate investments as of March 31, 2020 that contained 8.7 million leasable square feet, of which 94% was leased. Total revenues increased $0.3 million related to our same-store properties. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Property operating expenses: The increase in property operating expenses is primarily due to our significant acquisition activity since March 31, 2019. Property operating expenses decreased $0.4 million related to our same-store properties. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Real property taxes: The increase in real property taxes is primarily due to our significant acquisition activity since March 31, 2019. Real property taxes increased $43,799 related to our same-store properties. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.

Property management fees: The increase in property management fees is primarily due to our significant acquisition activity since March 31, 2019. Property management fees increased $0.1 million related to our same-store properties. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to the additional real estate investments acquired since March 31, 2019, as previously described.
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV. The increase in these fees is primarily due to the additional real estate investments made since March 31, 2019.
Performance participation allocation: The decrease in performance participation allocation is a result of it not being earned by the Advisor for the three months ended March 31, 2020 due to a decline in our NAV per share throughout the period. Please see Item 2 — Management’s Discussion and Analysis—NAV and Distributions for additional information concerning the change in NAV per share.
General and administrative expenses: General and administrative expenses increased primarily due to increased legal costs and shareholder costs. We generally expect our general and administrative expenses to continue to increase as we continue raising capital from our Follow-On Offering.
Gain (loss) on derivative instruments: We enter into interest rate hedging instruments in order to limit our exposure against the variability of future interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. During the three months ended March 31, 2020, gains were primarily related to the position of our foreign currency forward contracts.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities which consist of common equities, preferred equities and debt investments of publicly traded REITs.  These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. The loss on securities during the three months ended March 31, 2020 is primarily due to $7.4 million of unrealized losses on the portfolio resulting from market reaction to the Coronavirus pandemic. For information about the valuation of our investments in real estate-related securities, see Note 8—Fair Value Measurements in the notes to the accompanying financial statements.
Gain on sale of real estate: We acquired the Domain Apartments in January 2016 for a contract purchase price of $58.1 million and we sold the Domain Apartments for a contract sales price of $80.1 million on January 7, 2020 and we recognized a gain of $29.5 million related to this sale. Additionally, we acquired Goodyear Crossing II in August 2016 for a contract purchase price of $56.2 million and we sold Goodyear Crossing II for a contract sales price of $72.0 million on February 14, 2020 and we recognized a gain of $20.2 million related to this sale. We had no property dispositions during the three months ended March 31, 2019. Subsequent to March 31, 2020, we sold Bishop’s Square, which is not reflected in our results of operations for the three months ended March 31, 2020.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than U.S. dollars. During the three months ended March 31, 2020 and 2019, these losses were primarily related to the effect of remeasuring cash held in foreign currencies into U.S. dollars and the changes in exchange rates.
Interest expense: Interest expense increased due to an increase in our principal amount of indebtedness outstanding during the period resulting from additional real estate investments acquired since March 31, 2019.
Interest and other income: Primarily relates to interest and dividend income associated with our investments in real estate-related securities. The increase in interest and dividend income earned during the three months ended March 31, 2020 compared to 2019 is due to our continued investing in real estate-related securities since March 31, 2019.
Benefit (provision) for income taxes: Provision for income taxes changed from a $29,000 provision for the three months ended March 31, 2019 to a $0.1 million provision for the three months ended March 31, 2020 as a result of changes in our deferred tax assets and liabilities related to book / tax timing differences at our international subsidiaries.

Same Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the three months ended March 31, 2020 includes eight properties that were 95% leased as of March 31, 2020 compared to 94% leased as of March 31, 2019. The tables below include additional information regarding the operating results of our same-store properties for the current period as compared to the same period in the prior year.

The following table presents the same-store revenues for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, by reportable segment. Revenues increased by 56% primarily as a result of 10 additional property acquisitions made during 2019 and 2020 as offset by the dispositions of two properties in 2020. See below for additional explanations of notable changes in same-store revenues.

	Three Months Ended March 31,		Change
	2020	2019	$		%
Revenues
Same-store properties
Domestic office investments	$3,936	$4,209	$(273)	(1)	(6)%
Domestic residential/living investments	1,482	1,479	3		—%
Domestic retail investments	4,693	4,950	(257)		(5)%
International office investments	2,514	1,930	584	(2)	30%
International industrial investments	4,802	4,753	49		1%
International residential/living investments	2,248	2,077	171		8%
Total same-store properties	$19,675	$19,398	$277		1%
Recent acquisitions	13,552	—	13,552		N/A*
Disposed properties	618	2,340	(1,722)		(74)%
Total revenues	$33,845	$21,738	$12,107		56%

(1)	The decrease is primarily due to a $264,000 decline in rental revenue from tenant vacancies and one tenant reducing their leased space. The property was 94% leased as of March 31, 2020.

(2)
Our international office investments segment consists of one property, Bishop’s Square. We completed a significant redevelopment at Bishop’s Square during 2019. The increase in revenue is due to the completion of the redevelopment and re-leasing of the property. Bishop’s Square had a weighted average occupancy of 99% for the three months ended March 31, 2020 compared to 75% for the three months ended March 31, 2019. Subsequent to March 31, 2020, we sold Bishop’s Square. See Note 12—Subsequent Events for additional information regarding the disposition of Bishop’s Square.

The following table presents the property operating expenses for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, by reportable segment. Property operating expenses increased by 46% primarily as a result of 10 additional property acquisitions made during 2019 and 2020 as offset by the dispositions of two properties in 2020. See below for additional explanations of notable changes in same-store property operating expenses.

	Three Months Ended March 31,		Change
	2020	2019	$		%
Property operating expenses(1)
Same-store properties
Domestic office investments	$1,366	$1,313	$53		4%
Domestic residential/living investments	997	885	112	(2)	13%
Domestic retail investments	2,062	2,138	(76)		(4)%
International office investments	551	983	(432)	(3)	(44)%
International industrial investments	2,141	2,175	(34)		(2)%
International residential/living investments	674	553	121	(2)	22%
Total same-store properties	$7,791	$8,047	$(256)		(3)%
Recent acquisitions	4,871	—	4,871		N/A*
Disposed properties	251	789	(538)		(68)%
Total property operating expenses	$12,913	$8,836	$4,077		46%

(1)	Property operating expenses include property operating expenses, real property taxes and property management fees.

(2)	The increase in property operating expenses is due to one time costs incurred at certain properties that are individually immaterial and not indicative of a trend.

(3)
Our international office investments segment consists of one property, Bishop’s Square. The decrease in property operating expenses is primarily due to higher repairs and maintenance charges recorded during 2019. Subsequent to March 31, 2020, we sold Bishop’s Square. See Note 12—Subsequent Events for additional information regarding the disposition of Bishop’s Square.

The following table presents revenues in excess of property operating expenses for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019, by reportable segment. In total, revenues in excess of property operating expenses of the same-store properties increased 5% for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. Excluding leases in our residential/living segments, most of our leases are net leases, which provide for the recovery of most operating expenses, property taxes and management fees at our properties. As a result, we believe it is beneficial to present our same-store results on a net basis, as shown below. For the details of our same-store operating results on the basis of total revenues and total property operating expenses, please refer to our analysis above. All amounts below are in thousands, except for percentages:

	Three Months Ended March 31,		Change
	2020	2019	$		%
Revenues in excess of property operating expenses(1)
Same-store properties
Domestic office investments	$2,570	$2,896	$(326)	(2)	(11)%
Domestic residential/living investments	485	594	(109)	(2)	(18)%
Domestic retail investments	2,631	2,812	(181)		(6)%
International office investments	1,963	947	1,016	(2)	107%
International industrial investments	2,661	2,578	83		3%
International residential/living investments	1,574	1,524	50	(2)	3%
Total same-store properties	$11,884	$11,351	$533		5%
Recent acquisitions	8,681	—	8,681		N/A*
Disposed properties	367	1,551	(1,184)		(76)%
Total revenues in excess of property operating expenses	$20,932	$12,902	$8,030		62%
* Not a meaningful percentage

(1)	Revenues in excess of property operating expenses include total revenues less property operating expenses, real property taxes and property management fees.

(2)	Please refer to the tables above for explanations regarding these changes.

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the three months ended March 31, 2020 and 2019 and the period from inception through March 31, 2020 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended March 31,		Period from July 31, 2013 (date of inception) through March 31, 2020
	2020	2019
Net income (loss)	$41,752	$(3,999)	$(14,168)
Depreciation and amortization (1)	16,229	9,328	144,215
Gain on sale of real estate	(49,644)	—	(64,135)
Adjustments for noncontrolling interests (2)	—	(15)	117
Funds From Operations attributable to common stockholders	$8,337	$5,314	$66,029
Basic and diluted income (loss) per common share	$0.47	$(0.09)	$(0.50)
Funds From Operations attributable to common stockholders per common share	$0.09	$0.11	$2.35
Weighted average shares outstanding	88,256	47,038	28,118

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•
For the three months ended March 31, 2020 and 2019, the Dealer Manager earned distribution and stockholder servicing fees of $1.4 million and $0.6 million, respectively, which are paid by Hines Global. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through March 31, 2020 were $9.3 million.

•
As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. We do not consider the performance participation allocation in evaluating our operating performance. For the three months ended March 31, 2020 and 2019, we incurred $0 and $1.1 million in performance participation allocation fees, respectively. Total performance participation allocation fees incurred were $13.9 million from inception through March 31, 2020. Refer to “Note 7—Related Party Transactions” for more information on the performance participation allocation.

•
For the three months ended March 31, 2020 and 2019, we recorded adjustments primarily related to amortization of out-of-market lease intangibles and lease incentives and straight-line rent adjustments, which resulted in a net increase to rental revenue of $1.0 million and $2.2 million, respectively. Total of such adjustments from inception through March 31, 2020 were $12.8 million.

•
We recorded non-cash adjustments related to derivative instruments, foreign currencies and unrealized gains/losses on real estate-related securities, which reduced net income by approximately $2.8 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively. Total of such non-cash adjustments from inception through March 31, 2020 were $5.5 million.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees to fund distributions to our stockholders. For example, we funded 100% and 100% of total distributions for the three months ended March 31, 2020 and 2019, with cash flows from other sources, such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through March 31, 2020, we declared $103.4 million of distributions to our stockholders, compared to our total aggregate FFO of $66.0 million and our total aggregate net loss of $14.2 million for that period. We incurred acquisition fees and expenses of $23.3 million from inception through December 31, 2017 in connection with our real estate investments, which were recorded as reductions to net income (loss) and FFO. We adopted ASU 2017-01 on January 1, 2018, which allows us to capitalize acquisition-related costs and fees instead of treating them as operating expenses under GAAP. For the three months ended March 31, 2020, we declared $12.4 million of distributions to our stockholders compared to our total aggregate FFO of $8.3 million. For the three months ended March 31, 2019, we declared $6.7 million of distributions to our stockholders compared to our total aggregate FFO of $5.3 million.

Related Party Transactions and Agreements

We have entered into agreements with our Advisor, our Dealer Manager and Hines and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. Relating to organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee, distribution and stockholder servicing fees, and payments to our Advisor for reimbursement of organization and offering costs. Relating to acquisition and operational stages, these include payments for certain services related to the management and performance of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 7 — Related Party Transactions in Item 1 of this Quarterly Report on Form 10-Q, as well as Note 8 — Related Party Transactions in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information concerning our related party transactions and agreements.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Bishop’s Square

In April 2020, we sold Bishop’s Square, a Class A office property located in Dublin, Ireland. The contract sales price for Bishop’s Square was approximately €181.6 million (approximately $198.0 million assuming a rate of $1.09 per EUR as of the date of transaction), exclusive of transaction costs and closing prorations. The purchaser is not affiliated with us or our affiliates. We acquired Bishop’s Square in March 2015 for €92.0 million, (approximately $103.5 million assuming a rate of $1.13 per EUR as of the acquisition date), exclusive of transaction costs and closing prorations. We completed a major redevelopment project at Bishop’s Square in July 2019 which was commenced during October 2017 and consisted of approximately €16.3 million (approximately $17.9 million assuming a rate of $1.10 per EUR as of March 31, 2020) in capital expenditures.

Impact of Coronavirus Pandemic

See Note 2 — Summary of Significant Accounting Policies — Coronavirus Outbreak in the Notes to the Condensed Consolidated Financial Statements for information concerning the impact of the Coronavirus pandemic on our business, portfolio and operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of March 31, 2020, we were exposed to the following market risks.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of March 31, 2020, we had $583 million of variable-rate debt outstanding. If interest rates were to increase by 1% and everything else remained the same, we would incur an additional $6 million in interest expense annually. Additionally, we have entered into interest rate cap agreements to limit our exposure to rising interest rates related to our mortgage loans secured by our investment properties. See Note 4 — Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of March 31, 2020	Reduction in Net Income (Loss) for the Three Months Ended March 31, 2020
EUR	$15,897	$86
GBP	$5,734	$58

(1) Our real estate assets in Poland were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty exposure upon disposition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of the employees of Hines and its affiliates working remotely due to the Coronavirus pandemic. We are continually monitoring and assessing the Coronavirus pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of May 15, 2020, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

As of March 31, 2020, except as set forth below, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020.

Legislative or regulatory action could adversely affect us and/or our investors.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, including the passage of the Tax Cuts and Jobs Act of 2017. Federal legislation intended to ameliorate the economic impact of the Coronavirus pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, has been enacted that makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cut and Jobs Act of 2017, and it is possible that additional such legislation may be enacted in the future. The full impact of the Tax Cuts and Jobs Act of 2017 and the CARES Act may not become evident for some period of time. In addition, there can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results. We cannot predict whether, when or to what extent any new U.S. federal tax laws, regulations, interpretations or rulings will impact the real estate investment industry or REITs.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
January 1, 2020 to January 31, 2020	165,978	$10.18	165,978	1,487,577
February 1, 2020 to February 28, 2020	129,727	$10.31	129,727	1,578,457
March 1, 2020 to March 31, 2020	167,551	$10.29	167,551	1,751,650
Total	463,256		463,256

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

HINES GLOBAL INCOME TRUST, INC.

May 15, 2020	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer and
Chairman of the Board of Directors

May 15, 2020	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer