Form 10-Q
period 2020-06-30
HINES GLOBAL INCOME TRUST, INC.
filed 2020-08-14
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of August 1, 2020, approximately 18.7 million shares of the registrant’s Class AX common stock, 19.6 million shares of the registrant’s Class TX common stock, 0.1 million shares of the registrant’s Class IX common stock, 37.4 million shares of the registrant’s Class T common stock, 9.4 million shares of the registrant’s Class D common stock and 12.2 million shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2020	December 31, 2019
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$1,266,124	$1,254,304
Investments in real estate-related securities	37,653	36,491
Cash and cash equivalents	71,558	45,875
Restricted cash	6,122	10,563
Derivative instruments	337	163
Tenant and other receivables, net	14,589	14,160
Intangible lease assets, net	81,923	98,537
Right-of-use asset, net	4,153	37,606
Deferred leasing costs, net	15,757	18,418
Deferred financing costs, net	1,909	2,311
Other assets	10,107	5,129
Assets held for sale	—	49,988
Total assets	$1,510,232	$1,573,545
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$28,319	$29,838
Due to affiliates	37,596	42,782
Intangible lease liabilities, net	16,865	19,633
Operating lease liability	1,510	1,583
Other liabilities	12,519	21,428
Derivative instruments	—	1,079
Distributions payable	4,501	3,837
Note payable to affiliate	—	75,000
Notes payable, net	605,395	752,131
Liabilities associated with assets held for sale	—	34,713
Total liabilities	706,705	982,024

Commitments and contingencies (Note 11)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2020 and December 31, 2019	—	—
Common shares, $0.001 par value per share (Note 6)	97	83
Additional paid-in capital	868,235	735,545
Accumulated distributions in excess of earnings	(57,398)	(146,830)
Accumulated other comprehensive income (loss)	(7,407)	2,723
Total stockholders’ equity	803,527	591,521
Noncontrolling interests	—	—
Total equity	803,527	591,521
Total liabilities and equity	$1,510,232	$1,573,545
See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three and Six Months Ended June 30, 2020 and 2019
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$27,001	$23,018	$60,120	$44,468
Other revenue	813	536	1,539	823
Total revenues	27,814	23,554	61,659	45,291
Expenses:
Property operating expenses	7,139	5,170	15,213	10,706
Real property taxes	3,489	2,699	6,971	5,297
Property management fees	1,192	940	2,549	1,644
Depreciation and amortization	14,457	9,741	30,686	19,069
Acquisition related expenses	274	13	291	17
Asset management fees	2,747	1,801	5,538	3,288
Performance participation allocation	—	1,476	—	2,597
General and administrative expenses	1,286	948	2,324	1,795
Total expenses	30,584	22,788	63,572	44,413
Other income (expenses):
Gain (loss) on derivative instruments	1,514	(77)	8,470	(1,187)
Gain (loss) on investments in real estate-related securities	3,136	161	(4,601)	1,327
Gain on sale of real estate	80,457	—	130,101	—
Foreign currency gains (losses)	1,374	(267)	(1,145)	(336)
Interest expense	(4,463)	(4,317)	(10,395)	(8,514)
Interest and other income	159	244	710	372
Income (loss) before benefit (provision) for income taxes	79,407	(3,490)	121,227	(7,460)
Benefit (provision) for income taxes	1,906	40	1,838	11
Provision for income taxes related to sale of real estate	(7,773)	—	(7,773)	—
Net income (loss)	73,540	(3,450)	115,292	(7,449)
Net (income) loss attributable to noncontrolling interests	(4)	(4)	(7)	(7)
Net income (loss) attributable to common stockholders	$73,536	$(3,454)	$115,285	$(7,456)
Basic and diluted income (loss) per common share	$0.77	$(0.06)	$1.23	$(0.14)
Weighted average number of common shares outstanding	95,490	57,004	93,900	52,049

Comprehensive income (loss):
Net income (loss)	$73,540	$(3,450)	$115,292	$(7,449)
Other comprehensive income (loss):
Foreign currency translation adjustment	5,483	2,091	(10,130)	71
Comprehensive income (loss)	$79,023	$(1,359)	$105,162	$(7,378)
Comprehensive (income) loss attributable to noncontrolling interests	(4)	(4)	(7)	(7)
Comprehensive income (loss) attributable to common stockholders	$79,019	$(1,363)	$105,155	$(7,385)

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2020 and 2019
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2020	81,847	$83	$735,545	$(146,830)	$2,723	$591,521	$—
Issuance of common shares	10,735	12	112,179	—	—	112,191	—
Distributions declared	—	—	—	(12,401)	—	(12,401)	(3)
Redemption of common shares	(464)	—	(5,395)	—	—	(5,395)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(6,240)	—	—	(6,240)	—
Offering costs	—	—	(863)	—	—	(863)	—
Net income (loss)	—	—	—	41,749	—	41,749	3
Foreign currency translation adjustment	—	—	—	—	(15,613)	(15,613)	—
Balance as of March 31, 2020	92,118	$95	$835,226	$(117,482)	$(12,890)	$704,949	$—
Issuance of common shares	4,822	3	49,404	—	—	49,407	—
Distributions declared	—	—	—	(13,452)	—	(13,452)	(4)
Redemption of common shares	(1,037)	(1)	(11,399)	—	—	(11,400)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(4,009)	—	—	(4,009)	—
Offering costs	—	—	(987)	—	—	(987)	—
Net income (loss)	—	—	—	73,536	—	73,536	4
Foreign currency translation adjustment	—	—	—	—	2,323	2,323	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	3,160	3,160	—
Balance as of June 30, 2020	95,903	$97	$868,235	$(57,398)	$(7,407)	$803,527	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2019	43,584	$44	$371,274	$(91,711)	$(874)	$278,733	$—
Issuance of common shares	6,109	7	62,886	—	—	62,893	—
Distributions declared	—	—	—	(6,704)	—	(6,704)	(3)
Redemption of common shares	(362)	—	(4,014)	—	—	(4,014)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(4,366)	—	—	(4,366)	—
Offering costs	—	—	(1,240)	—	—	(1,240)	—
Net income (loss)	—	—	—	(4,002)	—	(4,002)	3
Foreign currency translation adjustment	—	—	—	—	(2,020)	(2,020)	—
Balance as of March 31, 2019	49,331	$51	$424,540	$(102,417)	$(2,894)	$319,280	$—
Issuance of common shares	11,785	11	121,908	—	—	121,919	—
Distributions declared	—	—	—	(8,062)	—	(8,062)	(4)
Redemption of common shares	(402)	—	(3,111)	—	—	(3,111)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(8,511)	—	—	(8,511)	—
Offering costs	—	—	(1,048)	—	—	(1,048)	—
Net income (loss)	—	—	—	(3,454)	—	(3,454)	4
Foreign currency translation adjustment	—	—	—	—	2,091	2,091	—
Balance as of June 30, 2019	60,714	$62	$533,778	$(113,933)	$(803)	$419,104	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2020 and 2019
(UNAUDITED)

	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$115,292	$(7,449)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	31,842	19,673
Gain on sale of real estate	(130,101)	—
Foreign currency (gains) losses	1,145	336
(Gain) loss on derivative instruments	(8,470)	1,187
(Gain) loss on investments in real estate-related securities	4,601	(1,327)
Changes in assets and liabilities:
Change in other assets	(4,453)	(683)
Change in tenant and other receivables	(3,016)	(2,032)
Change in deferred leasing costs	(2,691)	(5,616)
Change in accounts payable and accrued expenses	(569)	(3,629)
Change in other liabilities	(6,510)	(5,958)
Change in due to affiliates	(8,941)	(2,680)
Net cash from (used in) operating activities	(11,871)	(8,178)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(164,096)	(182,714)
Capital expenditures at operating properties	(4,613)	(3,886)
Proceeds from sale of real estate	340,532	—
Purchases of real estate-related securities	(24,575)	(14,086)
Proceeds from settlement of real estate-related securities	18,812	5,180
Net cash from (used in) investing activities	166,060	(195,506)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	147,932	177,269
Redemption of common shares	(14,985)	(7,704)
Payment of offering costs	(2,850)	(2,734)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(5,516)	(5,570)
Distributions paid to stockholders and noncontrolling interests	(11,575)	(6,394)
Proceeds from notes payable	75,970	109,935
Payments on notes payable	(248,750)	(957)
Proceeds from related party note payable	—	44,000
Payments on related party note payable	(75,000)	(99,000)
Change in security deposit liability	736	250
Deferred financing costs paid	(404)	(631)
Payments related to interest rate contracts	—	(39)
Net cash from (used in) financing activities	(134,442)	208,425
Effect of exchange rate changes on cash, restricted cash and cash equivalents	1,495	(348)
Net change in cash, restricted cash and cash equivalents	21,242	4,393
Cash, restricted cash and cash equivalents, beginning of period	56,438	36,986
Cash, restricted cash and cash equivalents, end of period	$77,680	$41,379

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST INC, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2020 and 2019

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of June 30, 2020 and December 31, 2019, the results of operations for the three and six months ended June 30, 2020 and 2019, the changes in stockholders’ equity for each of the quarterly periods in the six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

Hines Global Income Trust, Inc. (the “Company”), is a Maryland corporation formed in 2013 to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years. The Company is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through Hines Global REIT II Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of June 30, 2020 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

As of June 30, 2020, the Company owned direct real estate investments in 18 properties totaling 8.9 million square feet that were 95% leased. The Company raises capital for its investments through public offerings of its common stock. The Company commenced its initial public offering of up to $2.5 billion in shares of its common stock (the “Initial Offering”) in August 2014, and commenced its second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under its distribution reinvestment plan (the “Follow-On Offering”) in December 2017. As of August 14, 2020, the Company had received gross offering proceeds of $1.1 billion from the sale of 104.5 million shares through its public offerings, including shares issued pursuant to its distribution reinvestment plan.

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

The ongoing global outbreak of the Coronavirus pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. It has disrupted global travel and supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Considerable uncertainty still surrounds the Coronavirus and its potential effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses and other efforts to curb the spread of the Coronavirus have significantly disrupted business activity globally, including in the markets where the Company invests, and has had an adverse impact on the performance of certain of the Company’s investments. Many of the Company’s tenants are subject to various quarantine restrictions and these restrictions could be in place for an extended period of time. These restrictions are particularly adversely impacting many of the Company’s retail tenants (other than grocery tenants), as government instructions regarding social distancing, capacity limitations and mandated closures have reduced and, in some cases, eliminated customer foot traffic, causing many of the Company’s retail tenants to temporarily close their brick and mortar stores. As of August 14, 2020, the Company owned two retail properties in the U.S., which comprised 18% of the Company’s portfolio, based on the estimated value of its real estate investments as of June 30, 2020, as well as 19% of the Company’s total revenue for the six months ended June 30, 2020. Further, while the Company collected approximately 97% of first quarter rents at its retail properties, collections of second quarter rents dropped to around 41%. The Company has agreed to grant $2.3 million of rent relief to its retail tenants through June 30, 2020, as a result of their lost revenues resulting from the Coronavirus pandemic. Such rent relief consisted of $1.2 million of rental payments that were forgiven or reduced due to the conversion of fixed rental payments to rental payments based on a percentage of the tenant’s revenues and $1.1 million of rent payments that have been deferred to future periods. While the Company and certain of its tenants have agreed that these amended lease terms are effective as of a date prior to June 30, 2020, most of the leases were not executed until after June 30, 2020. There can be no assurance the Company will reach an agreement with all of its tenants or if an agreement is reached, that any such tenant will be able to repay any such deferred rent in the future. The Company collected 85% of rent billed for the month of July at its retail properties, including the effects of any rent concessions.

Additionally, the Company agreed to refund May through August rents for 53% of students across its international student housing portfolio following the closing of nearby universities for the remainder of the 2019/2020 school year. These universities have announced a mixture of in-campus and on-line learning for the upcoming 2020/2021 school year with a delayed start. Total refunds of May through August rents were $1.9 million across the portfolio, $1.2 million of which reduced revenue for the three months ended June 30, 2020. The remaining $0.7 million will reduce revenue for the three months ended September 30, 2020. The Company’s other segments were not materially impacted by the Coronavirus pandemic to date.

The Coronavirus pandemic has had an adverse impact on economic and market conditions and has triggered a period of global economic slowdown. In addition, the rapidly evolving nature of the pandemic makes it difficult to ascertain the long term impact it will have on commercial real estate markets and the Company’s investments. Nevertheless, the Coronavirus pandemic presents material uncertainty and risk with respect to the Company’s performance and financial results, such as rent concessions or reduced rental rates, the potential negative impact to occupancy at its properties, the potential closure of certain of its assets for an extended period, the potential for increased difficulty in obtaining financing, increased costs of operations, decrease in values of its real estate investments, the potential for increased difficulty of maintaining the current distribution rate, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The Company is unable to estimate the impact the Coronavirus pandemic will have on its results in future periods.

Due to the business disruptions and challenges severely affecting the global economy caused by the Coronavirus pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in Accounting Standards Codification (“ASC”) Topic 842 ("Topic 842") addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from the Coronavirus pandemic. In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the Coronavirus pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply such relief and will avail itself of the election to avoid performing a lease by lease analysis for the lease concessions that 1) were granted as relief due to the Coronavirus pandemic and 2) result in the cash flows remaining substantially the same or less. However, while the Company completed negotiations with many of its tenants that requested rent relief by June 30, 2020, most of the related lease amendments were not completed until after June 30, 2020. As a result, the Lease Modification Q&A did not have a material impact on the Company’s consolidated financial statements for the three and six months ended June 30, 2020. However, its future impact on the Company is dependent upon the extent of lease concessions granted to tenants as a result of the Coronavirus pandemic in future periods and the elections made by the Company at the time of agreeing to such concessions.

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in interest and other income in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Gain (Loss) Recorded on Investments in Real Estate-Related Securities
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Unrealized gain (loss)	$4,548	$(4)	$(2,839)	$1,099
Realized gain (loss)	(1,412)	165	(1,762)	228
Total gain (loss) on real estate-related securities	$3,136	$161	$(4,601)	$1,327

Assets and Liabilities Held for Sale

Properties that are intended to be sold are to be designated as “held for sale” on the Condensed Consolidated Balance Sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, under GAAP, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale.  As of June 30, 2020, there were no assets designated as held for sale. As of December 31, 2019, the Company had one property, the Domain Apartments, designated as held for sale. The Company sold the Domain Apartments in January 2020. See Note 3—Investment Property for additional information regarding the disposition of the Domain Apartments.

Tenant and Other Receivables

Tenant and other receivables consists primarily of receivables attributable to straight-line rent and receivables related to base rents and tenant reimbursements and are carried at cost. As of June 30, 2020 and December 31, 2019, the Company had receivables related to base rents and tenant reimbursements of $8.7 million and $5.6 million, respectively. Additionally, as of June 30, 2020, approximately $1.1 million of these receivables relate to rent that has been deferred at the Company’s retail properties and is expected to be repaid at a later date. The Company has recorded an allowance of approximately $584,000 related to these deferred rents, which reduced rental revenue for the three and six months ended June 30, 2020. The Company also reduced rental revenue by $1.2 million for abated rent at its retail properties as of June 30, 2020, as discussed previously.

Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements. Straight-line rent receivables were $5.9 million and $8.6 million as of June 30, 2020 and December 31, 2019, respectively.

At June 30, 2020, a $1.9 million receivable related to the sale of Bishop’s Square was included in tenant and other receivables, net on the Condensed Consolidated Balance Sheet. The receivable is contingent on certain conditions being met on or before November 15, 2020 and May 31, 2021.

Other Assets

Other assets included the following (in thousands):

	June 30, 2020		December 31, 2019
Prepaid insurance	$1,151		$726
Prepaid property taxes	634		589
Deferred tax assets (1)	5,160		2,973
Other	3,162	(2)	932
Other assets	$10,107		$5,220	(3)

(1)Includes the effects of a valuation allowance of $1.9 million and $1.8 million as of June 30, 2020 and December 31, 2019, respectively. The increase in net deferred tax assets from December 31, 2019 to June 30, 2020 is primarily due to changes in tax laws relating to our student housing properties.
(2)Includes $1.3 million in deposits paid in relation to the acquisition of Wakefield Logistics, which was acquired in July 2020. See Note 12—Subsequent Events for additional details on the acquisition of Wakefield Logistics.
(3)Includes $0.1 million classified as other assets within assets held for sale as of December 31, 2019.

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

New Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides guidance containing practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company is in the process of evaluating the impact of this guidance upon its financial statements.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Buildings and improvements	$1,008,292	$1,077,207
Less: accumulated depreciation	(46,984)	(51,719)
Buildings and improvements, net	961,308	1,025,488
Land	304,816	278,639
Investment property, net	$1,266,124	$1,304,127	(1)

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

In April 2020, the Company sold Bishop’s Square, a Class A office property located in Dublin, Ireland. The contract sales price for Bishop’s Square was €181.6 million (approximately $198.0 million assuming a rate of $1.09 per EUR as of the date of transaction). The Company acquired Bishop’s Square in March 2015 for €92.0 million (approximately $103.5 million assuming a rate of $1.13 per EUR as of the acquisition date). The Company recognized a gain on sale of this asset of $80.4 million, which was recorded in gain on sale of real estate on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, the gain on the sale of Bishop’s Square includes a loss of $3.2 million related to the reclassification of the accumulated translation adjustment from stockholders’ equity to the statement of operations. The accumulated translation adjustment represents changes in the EUR-USD exchange rate over Bishop’s Square’s hold period. In addition to the amounts above, the Company paid $7.8 million in taxes upon the sale of Bishop’s Square, which was recorded in provision for income taxes related to sale of real estate on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

In June 2020, the Company acquired the Madrid Airport Complex, an industrial and office property located in Madrid, Spain through a sale-leaseback transaction. The net purchase price for the Madrid Airport Complex was €29.2 million (approximately $33.2 million assuming a rate of $1.14 per EUR as of the transaction date), exclusive of transaction costs and working capital reserves.

In July 2020, the Company acquired Wakefield Logistics, an industrial logistics property located in Wakefield, United Kingdom. See Note 12—Subsequent Events for more information on the acquisition of Wakefield Logistics.

The amounts recognized for the asset acquisitions as of the acquisition dates were determined by allocating the net purchase price as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (1)	Land (1)	In-place Lease Intangibles (1)	Out-of-Market Lease Intangibles, Net (1)	Total (1)
The Emerson	1/24/2020	$97,659	$17,725	$2,197	$—	$117,581
Bratzler ABC Westland	2/19/2020	$7,181	$5,704	$816	$—	$13,701
Madrid Airport Complex	6/19/2020	$3,807	$20,469	$9,787	$—	$34,063

(1) For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

As of June 30, 2020, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$123,640	$6,631	$(22,428)
Less: accumulated amortization	(46,620)	(1,728)	5,563
Net	$77,020	$4,903	$(16,865)

As of December 31, 2019, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$136,215	$8,957	$(25,579)
Less: accumulated amortization	(43,808)	(2,827)	5,946
Net	$92,407	$6,130	$(19,633)

Amortization expense of in-place leases was $7.5 million and $4.6 million for the three months ended June 30, 2020 and 2019, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $0.3 million and $0.5 million for the three months ended June 30, 2020 and 2019, respectively.

Amortization expense of in-place leases was $16.5 million and $9.3 million for the six months ended June 30, 2020 and 2019, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $0.9 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from July 1, 2020 through December 31, 2020 and for each of the years ending December 31, 2021 through December 31, 2025 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
July 1, 2020 through December 31, 2020	$11,532	$(576)
2021	$15,853	$(1,244)
2022	$12,910	$(1,102)
2023	$8,239	$(875)
2024	$5,108	$(684)
2025	$4,547	$(668)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the three and six months ended June 30, 2020 were $3.8 million and $8.7 million, respectively, and for the three and six months ended June 30, 2019 were $2.8 million and $5.7 million, respectively, which are included in rental revenue on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of June 30, 2020, the approximate fixed future minimum rentals for the period from July 1, 2020 through December 31, 2020, for each of the years ending December 31, 2021 through 2025 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
July 1, 2020 through December 31, 2020	$35,708
2021	65,524
2022	54,198
2023	45,079
2024	37,856
2025	34,295
Thereafter	147,763
Total	$420,423

During the six months ended June 30, 2020 and 2019, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties and multi-family properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. DEBT FINANCING

As of June 30, 2020 and December 31, 2019, the Company had approximately $609.8 million and $865.7 million of debt outstanding, with weighted average years to maturity of 2.5 years and 2.6 years, respectively, and a weighted average interest rate of 2.17% and 2.54%, respectively. The following table provides additional information regarding the Company’s debt outstanding at June 30, 2020 and December 31, 2019 (in thousands):

Description	Origination or Assumption Date	Maturity Date		Maximum Capacity in Functional Currency	Interest Rate Description	Interest Rate as of June 30, 2020	Principal Outstanding at June 30, 2020	Principal Outstanding at December 31, 2019
Secured Mortgage Debt
Bishop's Square	3/3/2015	3/2/2022	(3)	€55,200	Euribor + 1.30% (1)	N/A	$—	$61,907
Domain Apartments	1/29/2016	1/29/2020	(4)	$34,300	Libor + 1.60% (1)	N/A	—	34,300	(7)
Cottonwood Corporate Center	7/5/2016	8/1/2023		$78,000	Fixed	2.98%	71,464	72,359
Goodyear Crossing II	8/18/2016	8/18/2021	(5)	$29,000	Libor + 2.00%	N/A	—	29,000
Rookwood Commons	1/6/2017	7/1/2023	(6)	$67,000	Fixed	3.13%	67,000	67,000
Rookwood Pavilion	1/6/2017	7/1/2023	(6)	$29,000	Fixed	2.87%	29,000	29,000
Montrose Student Residences	3/24/2017	3/23/2022		€22,605	Euribor + 1.85% (1)	2.00%	25,381	25,352
Queen's Court Student Residences	12/18/2017	12/18/2022		£29,500	Libor + 2.00% (1)	2.49%	36,362	38,896
Venue Museum District	9/21/2018	10/9/2020		$45,000	Libor + 1.95% (1)	4.02%	45,000	45,000
Fresh Park Venlo	10/3/2018	8/15/2023		€75,000	Euribor + 1.50% (1)	1.50%	84,190	84,092
Maintal Logistics	2/21/2019	2/28/2024		€23,500	Euribor + 1.10% (1)	1.10%	26,034	26,136
ABC Westland	5/3/2019	2/15/2024		€75,000	Euribor + 1.50% (1)	1.50%	81,291	82,655
Łódź Urban Logistics	9/20/2019	9/20/2024		€13,600	Fixed (2)	1.05%	15,143	15,211
Glasgow West End	9/26/2019	9/26/2024		£43,200	Libor + 1.80% (1)	2.19%	53,248	56,959
Gdańsk PL II	10/4/2019	9/20/2024		€16,800	Fixed (2)	1.05%	18,706	18,790
Madrid Airport Complex	6/19/2020	6/19/2023		€15,150	Fixed	2.80%	17,010	—
Other Notes Payable
JPMorgan Chase Revolving Credit Facility	9/13/2019	11/15/2022		$275,000	Variable	1.69%	40,000	104,000
Notes Payable							$609,829	$790,657
Affiliate Note Payable
Credit Facility with Hines	10/2/2017	12/31/2020		$75,000	Variable	1.78%	—	75,000
Total Note Payable to Affiliate							$—	$75,000
Total Principal Outstanding							$609,829	$865,657
Unamortized discount							—	(104)
Unamortized financing fees							(4,434)	(4,126)
Total							$605,395	$861,427

(1)On the loan origination date, the Company entered into an interest rate cap agreement as an economic hedge against the variability of future interest rates on this borrowing. See Note 5—Derivative Instruments for further details.
(2)On the loan origination date, the Company entered into an interest rate swap contract effectively fixing the interest rate for the full term of the facility. See Note 5—Derivative Instruments for further details.
(3)In April 2020, the Company paid off the outstanding balance using proceeds from the sale of Bishop’s Square, which occurred in April 2020.
(4)In January 2020, the Company paid off the outstanding balance using proceeds from the sale of Domain Apartments, which occurred in January 2020.
(5)In February 2020, the Company paid off the outstanding balance using proceeds from the sale of Goodyear Crossing II, which occurred in February 2020.
(6)On July 1, 2020, the Company entered into an amendment related to its secured mortgage debt agreement for Rookwood Commons and Rookwood Pavilion, which extended the maturity date to July 1, 2023. In connection with this amendment, the Company repaid $12.5 million of the outstanding principal related to Rookwood Commons, resulting in an outstanding balance of $54.5 million.
(7)As of December 31, 2019, this amount was included in liabilities associated with assets held for sale.

JPMorgan Chase Revolving Credit Facility

During the six months ended June 30, 2020, the Company made draws of approximately $59.0 million and made payments of $123.0 million on its revolving loan commitment with JPMorgan Chase, N.A., (the “Revolving Credit Facility”), resulting in an outstanding balance of $40.0 million on June 30, 2020. From July 1, 2020 through August 14, 2020, the Company made no additional draws or payments under the Revolving Credit Facility, resulting in an outstanding principal balance of $40.0 million as of August 14, 2020.

Hines Credit Facility

During the six months ended June 30, 2020, the Company made no draws and made payments of $75.0 million under its credit facility with Hines (the “Hines Credit Facility”). The Company had no outstanding balance on June 30, 2020. From July 1, 2020 through August 14, 2020, the Company made no draws or payments under the Hines Credit Facility, resulting in no outstanding balance on August 14, 2020.

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. As of June 30, 2020, the Company was out of compliance with a loan covenant related to its mortgage debt secured by two of the Company’s European student housing facilities. The properties were not in compliance with their debt yield calculations as of June 30, 2020 as a result of refunds granted in response to the effects of the Coronavirus pandemic as described in Note 2—Summary of Significant Accounting Policies. However, the debt agreements were amended as of June 30, 2020 to waive any event of default occurring as a result of the debt yield calculation through September 30, 2020. The lender provided a waiver of the covenant that was out of compliance, as the properties met certain conditions set forth by the lender. The Company is not aware of any other instances of noncompliance with financial covenants on any of its other loans as of the date of this report. The Company’s continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions associated with the Coronavirus pandemic. Failure to comply with any covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations and strain the liquidity of the Company.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from July 1, 2020 through December 31, 2020, for each of the years ending December 31, 2021 through December 31, 2024 and for the period thereafter (in thousands).

	Payments Due by Year
	July 1, 2020 through December 31, 2020		2021	2022	2023	2024	Thereafter
Principal payments	$144,789	(1)	$7,658	$109,406	$165,888	$182,088	$—

(1)Included in this amount is $96.0 million in principal payments due July 1, 2020 relating to the secured mortgage debt at Rookwood Commons and Rookwood Pavilion. On July 1, 2020, the Company modified and extended these agreements, resulting in a new maturity date of July 1, 2023, as described above.

As of August 14, 2020, the Company is required to make $45.0 million in principal payments on its outstanding notes payable that mature through August 2021. Although the mortgage loans are non–recourse, which would allow the Company to provide a deed in–lieu of payment, the Company expects to be able to repay all principal payments with cash on hand or proceeds raised from its current offering, utilize additional capacity on the Credit Agreement, or to be able to refinance the debt terms on the principal outstanding.

LIBOR is expected to be discontinued after 2021. As of June 30, 2020, the Company has two loans with a variable interest rate tied to LIBOR with maturities beyond 2021.  The loan agreements provide procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. However, there can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

The table below provides additional information regarding the Company’s interest rate contracts as of June 30, 2020 (in thousands, except percentages).

Interest Rate Contracts
Type	Property	Effective Date	Expiration Date	Maximum Capacity of Debt in Functional Currency	Notional Amount	Interest Rate Received	Pay Rate /Strike Rate
Interest rate cap	Montrose Student Residences	March 24, 2017	March 23, 2022	€22,605	€16,954	Euribor	1.25%
Interest rate cap	Queen’s Court Student Residences	December 20, 2017	December 20, 2020	£29,500	£22,125	LIBOR	2.00%
Interest rate cap	Venue Museum District	September 21, 2018	October 9, 2020	$45,000	$45,000	LIBOR	3.50%
Interest rate cap	Fresh Park Venlo	October 8, 2018	August 15, 2023	€75,000	€52,487	Euribor	2.00%
Interest rate cap	Maintal Logistics	February 28, 2019	February 28, 2024	€23,500	€16,450	Euribor	2.00%
Interest rate cap	ABC Westland	May 3, 2019	February 15, 2024	€75,000	€52,500	Euribor	1.00%
Interest rate swap	Łódź Urban Logistics	October 10, 2019	September 20, 2024	€13,600	€13,600	Euribor	(0.36)%
Interest rate swap	Gdańsk PL II	October 10, 2019	September 20, 2024	€16,800	€16,800	Euribor	(0.36)%
Interest rate cap	Glasgow West End	September 27, 2019	September 24, 2024	£43,200	£32,400	LIBOR	2.00%

The table below provides additional information regarding the Company’s foreign currency forward contracts that were active during the three and six months ended June 30, 2020 (in thousands).

Foreign Currency Forward Contracts
Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
October 24, 2019	February 28, 2020	£31,000	USD/GBP	$1.29
December 9, 2019	February 28, 2020	£15,000	USD/GBP	$1.32
February 21, 2020	May 29, 2020	£31,000	USD/GBP	$1.30
February 21, 2020	May 29, 2020	£15,000	USD/GBP	$1.30
March 2, 2020	April 30, 2020	€60,000	USD/EUR	$1.12
March 10, 2020	April 30, 2020	€50,000	USD/EUR	$1.14
May 27, 2020	June 30, 2020	£31,000	USD/GBP	$1.23
May 27, 2020	June 30, 2020	£15,000	USD/GBP	$1.23
June 26, 2020	July 15, 2020	£32,500	USD/GBP	$1.24

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Gain (Loss) on Derivative Instruments
	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Derivatives not designated as hedging instruments:
Interest rate swaps	$165	$—	$348	$—
Interest rate caps	14	(151)	(73)	(311)
Foreign currency forward contracts	1,335	74	8,195	(876)
Total gain (loss) on derivatives	$1,514	$(77)	$8,470	$(1,187)

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

Common Stock

As of June 30, 2020 and December 31, 2019, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	June 30, 2020		December 31, 2019
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	18,619	40,000	18,885
Class TX common stock, $0.001 par value per share	40,000	19,780	40,000	19,901
Class IX common stock, $0.001 par value per share	10,000	93	10,000	91
Class JX common stock, $0.001 par value per share	10,000	—	10,000	—
Class T common stock, $0.001 par value per share	350,000	36,769	350,000	28,837
Class S common stock, $0.001 par value per share	350,000	—	350,000	—
Class D common stock, $0.001 par value per share	350,000	9,237	350,000	6,927
Class I common stock, $0.001 par value per share	350,000	11,405	350,000	7,206

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the six months ended June 30, 2020 and 2019 (in thousands). There were no Class JX and S shares issued, redeemed or outstanding during the six months ended June 30, 2020.

	Class AX		Class TX		Class IX		Class T		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2020	18,885	$19	19,901	$22	91	$—	28,837	$29	6,927	$6	7,206	$7	81,847	$83
Issuance of common shares	126	—	146	1	1	—	5,809	6	1,696	2	2,957	3	10,735	12
Redemption of common shares	(159)	—	(183)	—	—	—	(86)	—	(20)	—	(16)	—	(464)	—
Balance as of March 31, 2020	18,852	$19	19,864	$23	92	$—	34,560	$35	8,603	$8	10,147	$10	92,118	$95
Issuance of common shares	150	—	127	—	1	—	2,528	2	702	—	1,314	1	4,822	3
Redemption of common shares	(383)	(1)	(211)	—	—	—	(319)	—	(68)	—	(56)	—	(1,037)	(1)
Balance as of June 30, 2020	18,619	$18	19,780	$23	93	$—	36,769	$37	9,237	$8	11,405	$11	95,903	$97

	Class AX		Class TX		Class IX		Class T		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	19,123	$19	19,969	$21	96	$—	2,858	$3	1,479	$1	59	$—	43,584	$44
Issuance of common shares	136	—	155	1	1	—	4,011	4	1,198	1	608	1	6,109	7
Redemption of common shares	(163)	—	(195)	—	—	—	—	—	(4)	—	—	—	(362)	—
Balance as of March 31, 2019	19,096	$19	19,929	$22	97	$—	6,869	$7	2,673	$2	667	$1	49,331	$51
Issuance of common shares	134	—	154	—	1	—	8,152	8	1,824	2	1,520	1	11,785	11
Redemption of common shares	(270)	—	(132)	—	—	—	—	—	—	—	—	—	(402)	—
Balance as of June 30, 2019	18,960	$19	19,951	$22	98	$—	15,021	$15	4,497	$4	2,187	$2	60,714	$62

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2020 through July 2020 at a gross distribution rate of $0.05208 per month for each share class (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees.

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

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2020
June 30, 2020	$6,262	$7,190	$13,452
March 31, 2020	5,669	6,732	12,401
Total	$11,931	$13,922	$25,853
2019
December 31, 2019	$4,992	$6,092	$11,084
September 30, 2019	4,383	5,325	9,708
June 30, 2019	3,647	4,415	8,062
March 31, 2019	3,090	3,614	6,704
Total	$16,112	$19,446	$35,558

The table below outlines the net distributions declared for each class of shares for the three and six months ended June 30, 2020 and 2019. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors, less any applicable ongoing distribution and stockholder servicing fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Distributions declared per Class AX share, net	$0.16	$0.16	$0.31	$0.31
Distributions declared per Class TX share, net	$0.13	$0.13	$0.26	$0.26
Distributions declared per Class IX share, net	$0.15	$0.15	$0.30	$0.30
Distributions declared per Class T share, net	$0.13	$0.13	$0.26	$0.26
Distributions declared per Class S share, net	$0.13	$0.13	$0.26	$0.26
Distributions declared per Class D share, net	$0.14	$0.15	$0.29	$0.30
Distributions declared per Class I share, net	$0.16	$0.16	$0.31	$0.31

7. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and the Dealer Manager, Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended June 30,		Six Months Ended June 30,		Unpaid as of
Type and Recipient	2020	2019	2020	2019	June 30, 2020	December 31, 2019
Selling Commissions- Dealer Manager (1)	$658	$2,390	$2,304	$3,560	$—	$—
Dealer Manager Fee- Dealer Manager	117	422	413	630	—	—
Distribution & Stockholder Servicing Fees- Dealer Manager	3,234	5,698	7,532	8,687	27,212	22,479
Organization and Offering Costs- the Advisor	987	1,048	1,850	2,288	6,762	7,763
Asset Management Fees- the Advisor	2,747	1,801	5,538	3,288	2,630	2,353
Other- the Advisor (2)	692	730	1,054	1,223	629	1,106
Performance Participation Allocation- the Advisor (3)	—	1,476	—	2,597	—	7,713
Interest expense- Hines and its affiliates (4)	2	310	362	747	—	443
Property Management Fees- Hines and its affiliates	513	443	1,195	815	124	287
Development and Construction Management Fees- Hines and its affiliates	27	223	90	290	110	30
Leasing Fees- Hines and its affiliates	126	230	219	337	197	344
Expense Reimbursement- Hines and its affiliates (with respect to management and operations of the Company's properties)	1,843	983	3,759	1,795	(68)	264
Total	$10,946	$15,754	$24,316	$26,257	$37,596	$42,782
(1)Some or all of these fees may be reallowed to participating broker dealers rather than being retained by the Dealer Manager.
(2)Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.
(3)Through its ownership of the special limited partner interest in the Operating Partnership, the Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return. Total return is defined as distributions paid or accrued plus the change in net asset value of the Company’s shares of common stock for the applicable period. This performance participation allocation is subject to the Company earning a 5% total return annually (as defined above), after considering the effect of any losses carried forward from the prior period (as defined in the Operating Partnership agreement). The performance participation allocation accrues monthly and is payable after the completion of each calendar year.
(4)Includes amounts paid related to the Hines Credit Facility.

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

Financial Instruments Measured on a Recurring Basis

As described in Note 5—Derivative Instruments, the Company entered into several interest rate contracts as economic hedges against the variability of future interest rates on its variable interest rate borrowings. The valuation of these derivative instruments is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate contracts have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of June 30, 2020 and 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

Additionally, as described in Note 5—Derivative Instruments, the Company has entered into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. The valuation of these forward contracts is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including currency exchange rate curves and implied volatilities. The Company has determined its foreign currency forward contracts valuations are classified in Level 2 of the fair value hierarchy, as they are based on observable inputs but are not traded in active markets.

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

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2020	Investments in real estate-related securities	$37,653	$37,653	$—	$—
December 31, 2019	Investments in real estate-related securities	$36,491	$36,491	$—	$—

Financial Instruments Fair Value Disclosures

As of June 30, 2020, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $609.8 million, was $609.2 million. As of December 31, 2019, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $865.7 million, was $864.1 million. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

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

Management evaluates the operating performance of each of its real estate properties at an individual investment level and considers each investment to be an operating segment. The Company has aggregated its operating segments into seven reportable segments: domestic office investments, domestic residential/living investments, domestic retail investments, domestic industrial investments, international industrial investments, international office investments, and international residential/living investments. In April 2020, the Company sold Bishop’s Square, which comprised the international office investments operating segment included in the tables below.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Domestic office investments	$3,836	$4,128	$7,771	$8,337
Domestic residential/living investments	4,908	2,741	9,314	5,473
Domestic retail investments	5,151	4,903	12,524	9,852
Domestic industrial investments	—	1,099	533	2,185
International industrial investments	10,723	6,582	21,758	11,335
International office investments	528	1,860	3,042	3,791
International residential/living investments	2,668	2,241	6,717	4,318
Total revenues	$27,814	$23,554	$61,659	$45,291

For the three and six months ended June 30, 2020 and 2019, the Company’s total revenues were attributable to the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenues
United States	49%	55%	49%	57%
The Netherlands	25%	24%	23%	21%
United Kingdom	13%	5%	14%	5%
Poland	5%	—%	4%	—%
Ireland	4%	12%	7%	13%
Germany	3%	4%	3%	4%
Spain	1%	—%	—%	—%

For the three and six months ended June 30, 2020 and 2019, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues in excess of property operating expenses (1)
Domestic office investments	$2,600	$2,813	$5,170	$5,709
Domestic residential/living investments	2,461	1,340	4,757	2,784
Domestic retail investments	2,217	2,816	6,598	5,628
Domestic industrial investments	(3)	958	364	1,656
International industrial investments	6,718	3,743	13,386	6,321
International office investments	370	1,533	2,333	2,480
International residential/living investments	1,631	1,542	4,318	3,066
Total revenues in excess of property operating expenses	$15,994	$14,745	$36,926	$27,644

(1)Revenues less property operating expenses, real property taxes and property management fees.

As of June 30, 2020 and December 31, 2019, the Company’s total assets by segment were as follows (in thousands):

	June 30, 2020		December 31, 2019
Assets
Domestic office investments	$123,199		$124,144
Domestic residential/living investments	283,117		220,988
Domestic retail investments	300,668		292,526
Domestic industrial investments	191		51,520
International industrial investments	532,700		494,268
International office investments	14,526	(1)	122,342
International residential/living investments	195,476		211,785
Corporate-level accounts	60,355		55,972
Total assets	$1,510,232		$1,573,545

(1)Comprised of cash and receivables related to post-closing activities at Bishop’s Square, in accordance with the selling agreement. Once these post-closing activities are concluded, any remaining cash will be repatriated.

As of June 30, 2020 and December 31, 2019, the Company’s total assets were attributable to the following countries:

	June 30, 2020	December 31, 2019
Total assets
United States	51%	47%
The Netherlands	19%	17%
United Kingdom	17%	18%
Ireland	4%	11%
Poland	4%	4%
Germany	3%	3%
Spain	2%	—%

For the three and six months ended June 30, 2020 and 2019 the Company’s reconciliation of the Company’s revenues in excess of property operating expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Reconciliation to revenues in excess of property operating expenses
Net income (loss)	$73,540	$(3,450)	$115,292	$(7,449)
Depreciation and amortization	14,457	9,741	30,686	19,069
Acquisition related expenses	274	13	291	17
Asset management fees	2,747	1,801	5,538	3,288
Performance participation allocation	—	1,476	—	2,597
General and administrative expenses	1,286	948	2,324	1,795
(Gain) loss on derivative instruments	(1,514)	77	(8,470)	1,187
(Gain) loss on investments in real estate-related securities	(3,136)	(161)	4,601	(1,327)
Gain on sale of real estate	(80,457)	—	(130,101)	—
Foreign currency (gains) losses	(1,374)	267	1,145	336
Interest expense	4,463	4,317	10,395	8,514
Interest and other income	(159)	(244)	(710)	(372)
(Benefit) provision for income taxes	(1,906)	(40)	(1,838)	(11)
Provision for income taxes related to sale of real estate	7,773	—	7,773	—
Total revenues in excess of property operating expenses	$15,994	$14,745	$36,926	$27,644

10. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$9,686	$7,947
Cash paid for income taxes related to sale of real estate	$7,773	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$4,501	$2,860
Distributions reinvested	$13,618	$7,543
Shares tendered for redemption	$3,489	$596
Non-cash net liabilities assumed	$848	$2,686
Offering costs payable to the Advisor	$1,850	$2,288
Distribution and stockholder servicing fees payable to the Dealer Manager	$7,532	$8,687
Accrued capital additions	$961	$2,282
Accrued acquisition costs	$1,084	$164

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

12. SUBSEQUENT EVENTS

        Wakefield Logistics

In July 2020, the Company acquired Wakefield Logistics from AEW UK Core Property Fund (the “Seller”). The net purchase price was £20.6 million (approximately $25.6 million), exclusive of transaction costs and closing prorations. Wakefield Logistics is an industrial logistics property located in Wakefield, United Kingdom, consisting of 207,115 square feet and is currently 100% leased to one tenant. The Seller is not affiliated with the Company or its affiliates.

        DekaBank Facility Agreement

In July 2020, the Company entered into a secured facility agreement with DekaBank Deutsche Girozentrale (“Deka”), which provides for borrowings up to a maximum aggregate principal amount of £55.1 million. The facility agreement has a termination date of July 2, 2023. Interest on our utilization of the facility will be calculated as LIBOR plus a margin of 1.75% per annum, to be paid quarterly. On the effective date, the Company borrowed the full amount of the facility.

        Montrose Renovation

On August 13, 2020, the Company proactively closed the residential accommodations at Montrose, its student housing property located in Ireland, for the upcoming 2020/2021 school year in order to more efficiently perform renovations including the replacement of certain building safety equipment systems. The Company was in the process of exterior cladding refurbishments when it identified certain interior systems requiring replacement. The Company is in the process of evaluating the full scope of the project, but it currently estimates the total cost of the renovation to be approximately $5 million to $8 million. Due to the proximity to the commencement of the upcoming school year, the Company expects the property to be vacant for the 2020/2021 academic year, which could result in reductions of revenues in excess of property operating expenses of approximately $2 million to $3 million. Additionally, the Company may be required to escrow certain interest payments or reduce the outstanding principal of its $25 million mortgage at the property.

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

We raise capital for our investments through public offerings of our common stock. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014 and commenced our second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Follow-On Offering”) in December 2017. It is our intention to conduct a continuous offering for an indefinite period of time by conducting additional offerings of our shares of common stock following the conclusion of the Follow-On Offering. As of August 14, 2020, we had received gross offering proceeds of $1.1 billion from the sale of 104.5 million shares through our public offerings, including shares issued pursuant to our distribution reinvestment plan.

Portfolio Highlights

We intend to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. As of June 30, 2020, we owned eighteen real estate investments consisting of 8.9 million square feet that were 95% leased. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of June 30, 2020 (“Estimated Values”), which are consistent with the values used to determine our net asset value (“NAV”) per share on that date.

The following charts depict the location of our real estate investments as of June 30, 2020. Approximately 48% of our portfolio is located throughout the United States and approximately 52% is located internationally, based on the Estimated Values.

The following table provides additional information regarding each of our properties and is presented as of June 30, 2020.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions)(1)	Estimated Going-in Capitalization Rate (2)	Leasable Square Feet	Percent Leased
Cottonwood Corporate Center	Salt Lake City, Utah	Office	7/2016; $139.2	6.9%	487,518	96%
Rookwood	Cincinnati, Ohio	Retail	1/2017; $193.7	6.0%	600,973	90%
Montrose Student Residences	Dublin, Ireland	Residential/Living	3/2017; $40.6	5.5%	53,835	100%	(3)
Queen’s Court Student Residences	Reading, United Kingdom	Residential/Living	10/2017; $65.3	6.2%	79,115	100%	(3)
Venue Museum District	Houston, Texas	Residential/Living	9/2018; $72.9	3.9%	294,964	96%
Fresh Park Venlo	Venlo, Netherlands	Industrial	10/2018; $136.3	6.7%	2,863,620	96%
Maintal Logistics	Frankfurt, Germany	Industrial	12/2018; $43.8	5.7%	387,253	96%
ABC Westland	The Hague, Netherlands	Industrial	5/2019; $142.8	6.2%	1,386,847	91%
Promenade Shops at Briargate	Colorado Springs, Colorado	Retail	9/2019; $93.2	7.7%	236,539	84%
Gdańsk PL II	Gdańsk, Poland	Industrial	9/2019; $29.9	6.7%	346,996	100%
Łódź Urban Logistics	Łódź, Poland	Industrial	9/2019; $25.2	6.6%	389,233	100%
Glasgow West End	Glasgow, United Kingdom	Residential/Living	9/2019; $89.5	5.5%	113,389	98%	(3)
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	Industrial	11/2019; $19.9	5.7%	140,106	100%
The Alloy	College Park, Maryland	Residential/Living	11/2019; $98.0	5.0%	230,362	87%
DSG Bristol	Bristol, United Kingdom	Industrial	11/2019; $47.0	5.0%	265,000	100%
Royal Mail	Edinburgh, United Kingdom	Industrial	12/2019; $33.4	5.3%	212,028	100%
The Emerson	Centreville, Virginia	Residential/Living	01/2020; $117.0	4.5%	328,341	80%
Madrid Airport Complex	Madrid, Spain	Industrial	6/2020; $33.2	12.7%	467,014	100%
Total for All Investments					8,883,133	95%

(1)For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

(2)The estimated going-in capitalization rate is determined as of the date of acquisition by dividing the projected property revenues in excess of expenses for the first fiscal year by the net purchase price (excluding closing costs and taxes). Property revenues in excess of expenses includes all projected operating revenues (rental income, tenant reimbursements, parking and any other property-related income) less all projected operating expenses (property operating and maintenance expenses, property taxes, insurance and property management fees). The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, including the assumption that the tenants will perform under their lease agreements during the 12 months following our acquisition of the properties and assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.

(3)For our student housing properties, percent leased as of June 30, 2020 reflects the leased percentage as of the most recently completed school year, before considering effects of recent school closures and rent refunds. Our international student housing properties have been significantly impacted by the Coronavirus pandemic as a result of school closures, which resulted in refunded rent during the months of May through August 2020. Additionally, as described previously, we closed residential accommodations at Montrose for the 2020/2021 school year to complete renovations at the property. See Subsequent Events for additional information.

NAV and Distributions

We began determining an NAV per share on a monthly basis as of the end of January 2018. Since that time, our NAV per share increased from $9.78 in the beginning of 2018 to $10.24 in February 2020. As illustrated in the chart below, the NAV fell to $9.71 as of April 30, 2020 before increasing to $9.72 as of June 30, 2020. As described elsewhere in this Quarterly Report on Form 10-Q, the Coronavirus pandemic has had, and is expected to continue to have, an adverse impact on global commercial activity and has contributed to significant volatility in financial markets. While it is difficult to ascertain the long term impact it will have on commercial real estate markets and our investments, it presents material uncertainty and risk with respect to the current and future performance and value of our investments. Investments in real properties and real estate-related securities have not been immune to the impact of the pandemic, which was the primary cause of the decline in our NAV during March and April 2020. Set forth below is additional historical information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).
1.Please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 17, 2020 for additional information concerning the methodology used to determine, and the limitations of, the NAV per share as of June 30, 2020. Please see our Annual Reports on Form 10-K for the years ended December 31, 2019, 2018, and 2017 as well as our Current Reports on Form 8-K for additional information concerning the NAV per share determined as of prior dates.
2.Our board of directors determined an NAV per share of $9.03 as of February 29, 2016. Prior thereto, $8.92 was considered to be the “net investment value” per share of our common stock, which was equal to the offering price per share of $10.00 in effect at that time, as arbitrarily determined by our board of directors, net of the applicable selling commissions, dealer manager fees and issuer costs.

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
1.With the authorization of our board of directors, we declared distributions as of daily record dates and paid them on a monthly basis through December 31, 2017. Beginning in January 2018, we began, and intend to continue, to declare distributions as of monthly record dates and pay them on a monthly basis.
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
Performance Summary of Share Classes

The tables presented below disclose the total returns for each of our share classes. The total returns shown reflect the percent change in the NAV per share from the beginning of the applicable period, plus the amount of any distribution per share declared during the period. The total returns shown are calculated assuming reinvestment of distributions pursuant to our distribution reinvestment plan, are derived from unaudited financial information, and are net of all Hines Global expenses, including general and administrative expenses, transaction-related expenses, management fees, the performance participation allocation, and share class specific fees, but exclude the impact of early redemption deductions on the redemption of shares that have been outstanding for less than one year. Total returns would be lower if calculated assuming that distributions were not reinvested. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV per share. Valuations based upon unaudited reports from the underlying investments may be subject to later adjustments, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated. Past performance is not a guarantee of future results. Actual returns realized by individual stockholders will vary.

The table below discloses the total returns for the classes of shares that are available for investment in the Follow-On Offering:

As of June 30, 2020
Shares Class (1)	1-Year	ITD
Class I Shares (2)	1.90%	6.50%
Class D Shares (2)	1.64%	6.24%
Class S Shares (No Sales Load) (3)	0.88%	5.45%
Class S Shares (With Sales Load) (4)	(2.67)%	3.96%
Class T Shares (No Sales Load) (3)	0.88%	5.45%
Class T Shares (With Sales Load) (4)	(2.67)%	3.96%
(1)The inception date for Class I, Class D, Class S and Class T Shares is December 6, 2017.
(2)Class I Shares and Class D Shares are sold without an upfront sales load.
(3)Class S Shares and Class T Shares listed as (No Sales Load) exclude up-front selling commissions and dealer manager fees.
(4)Class S Shares and Class T Shares listed as (With Sales Load) reflect the returns after the maximum up-front selling commissions and dealer manager fees, which total 3.5% for both share classes.

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment in the Follow-On Offering:

As of June 30, 2020
Shares Class (1)	1-Year	3-Year	ITD
Class AX Shares (No Sales Load)	1.90%	6.65%	7.95%
Class AX Shares (With Sales Load)	N/A	3.23%	5.83%
Class TX Shares (No Sales Load)	0.88%	5.59%	7.27%
Class TX Shares (With Sales Load)	N/A	4.13%	6.00%
Class IX Shares (No Sales Load)	1.64%	6.38%	6.37%
Class IX Shares (With Sales Load)	N/A	6.09%	6.10%
(1)The inception date for Class AX Shares, Class TX Shares, and Class IX Shares are October 1, 2014, September 1, 2015, and May 1, 2017, respectively.

Critical Accounting Policies

Each of our critical accounting policies involve the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates.  In addition, application of these accounting policies involves the exercise of judgment regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. For a discussion of recent accounting pronouncements, see Note 2—Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements. Also, a disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to our policies during 2020.

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

We expect that once we have fully invested the proceeds of our public offerings and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions and redemptions. Our real estate-related securities portfolio may have embedded leverage, including through the use of reverse repurchase agreements and derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Further, our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. As of June 30, 2020 our portfolio was approximately 39% leveraged, based on the Estimated Values of our real estate investments owned as of that date, with a weighted average interest rate of 2.17%.

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

The Coronavirus pandemic had a material adverse impact on our liquidity and capital resources for the six months ended June 30, 2020, which resulted from reduced rent collections at our retail properties and rent refunds at our international student housing properties and a reduction of capital raised from the Offering as compared to prior periods. We are still in the early stages of navigating the actual and potential long-term impacts the pandemic will have on our business. These conditions may continue to worsen as the pandemic continues. Fortunately, the Company’s liquidity position was bolstered by its recent sale of Bishop’s Square in April 2020. As a result of this sale, the Company has significant cash on hand and significant undrawn capacity under its revolving credit facilities that it may use to fund cash needs, including shortages that may arise as a result of the Coronavirus pandemic or to make additional real estate investments. See Note 2—Summary of Significant Accounting Policies for additional information.

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

Cash flows from operating activities for the six months ended June 30, 2020 decreased by $3.7 million as compared to the same period in the prior year. We generally expect cash flows from operating activities to increase each year as we continue to acquire additional properties. However, some of the increases in the current year were offset by the effect of the three property sales completed during the first half of 2020. Additionally, cash flows from operating activities in 2020 includes the payment of $7.8 million of taxes related to the sale of Bishop’s Square in April 2020 and the payment of the performance participation allocation was $1.7 million higher in 2020. Both of these payments contributed to the decrease in cash flows from operating activities in the current year.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 and 2019 were primarily due to the following:

Six months ended June 30, 2020
•Payment of $164.1 million, primarily related to the acquisitions of three real estate investments during the six months ended June 30, 2020.
•Capital expenditures of approximately $4.6 million at our real estate properties.
•We received proceeds of $340.5 million from the sale of the Domain Apartments in January 2020, Goodyear Crossing II in February 2020 and Bishop’s Square in April 2020. We sold the Domain Apartments for a contract sales price of $80.1 million and we acquired the Domain Apartments in January 2016 for a net purchase price of $58.1 million. We sold Goodyear Crossing II for a contract sales price of $72.0 million and we acquired Goodyear Crossing II in August 2016 for a net purchase price of $56.2 million. We sold Bishop’s Square for a contract sales price of €181.6 million (approximately $198.0 million assuming a rate of $1.09 per EUR as of the date of transaction) and we acquired Bishop’s Square in March 2015 for $92.0 million (approximately $103.5 million assuming a rate of $1.13 per EUR as of the acquisition date). Proceeds from these sales were used to pay off the secured debt outstanding on the two real estate investments in full as well as to fund the acquisitions of real estate investments made during the six months ended June 30, 2020.
•Payments of $24.6 million to purchase real estate-related securities. We also received proceeds of $18.8 million from the sales of real estate-related securities.

Six months ended June 30, 2019
•Payment of $182.7 million, primarily related to the acquisition of Maintal Logistics and ABC Westland. Maintal Logistics was acquired in December 2018, but funding for the acquisition was not required until the debt closed in February 2019.
•Capital expenditures of approximately $3.9 million, primarily related to development work at Bishop’s Square and various capital improvements at our other properties. With respect to the development work at Bishop’s Square, the Company commenced construction in October 2017 and the project was completed in July 2019.
•Payments of $14.1 million to purchase real estate-related securities. We also received proceeds of $5.2 million from the sales of real estate-related securities.

Cash Flows from Financing Activities

Public Offerings

We raised gross proceeds of $147.9 million from our Follow-On Offering during the six months ended June 30, 2020, excluding proceeds from the distribution reinvestment plan. During the six months ended June 30, 2019, we had raised $177.3 million from our Follow-On Offering, excluding proceeds from the distribution reinvestment plan. In addition, during the six months ended June 30, 2020 and 2019, we redeemed $15.0 million and $7.7 million in shares of our common stock pursuant to our share redemption program, respectively.

In addition to the investing activities described previously, we have used proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the six months ended June 30, 2020 and 2019, we made payments of $5.5 million and $5.6 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our Follow-On Offering. The increase in selling commissions, dealer manager fees and distribution and stockholder servicing fees for the six months ended June 30, 2020 as compared to the same period in 2019 is due to the increase of capital raised since our restructuring and related modifications in our Follow-On Offering, which commenced in December 2017.

Until December 31, 2018, the Advisor advanced all of our organization and offering costs, consisting of issuer costs and certain underwriting costs (but excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) related to our public offerings, which totaled $9.0 million. In January 2019, we began reimbursing the Advisor in ratable amounts over 60 months for all such advanced expenses, as well as any organization and offering costs incurred subsequent to December 31, 2018, to the extent cumulative organization and offering costs paid by the Company do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from our public offerings. For the six months ended June 30, 2020, we reimbursed the Advisor $2.9 million for organization and offering costs.

Distributions

In January 2018, we began and intend to continue to declare distributions as of monthly record dates and pay them on a monthly basis. With the authorization of our board of directors, we declared monthly distributions from January 2019 through July 2020 at a gross distribution rate of $0.05208 per month for each share class less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those stockholders participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations. As described previously, the Coronavirus pandemic has had adverse effects on the operations of several of our real estate investments in recent months, which has adversely impacted our NAV and could affect our ability to maintain the current distribution rate.

Distributions paid to stockholders during the six months ended June 30, 2020 and 2019 were $25.2 million and $13.9 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the six months ended June 30, 2020 and June 30, 2019, we funded 100% and 100% of total distributions with cash flows from other sources such as cash flows from investing activities, respectively, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds.

The following table outlines our total distributions declared to stockholders for each quarter during 2020 and 2019, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	Stockholders			Distributions Paid With Cash Flows From Operating Activities (1)
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2020
June 30, 2020	$6,262	$7,190	$13,452	$—	—%
March 31, 2020	5,669	6,732	12,401	—	—%
Total	$11,931	$13,922	$25,853	$—	—%
2019
December 31, 2019	$4,992	$6,092	$11,084	$11,087	100%
September 30, 2019	4,383	5,325	9,708	9,711	100%
June 30, 2019	3,647	4,415	8,062	—	—%
March 31, 2019	3,090	3,614	6,704	—	—%
Total	$16,112	$19,446	$35,558	$20,798	58%

(1)Includes distributions paid to noncontrolling interests.

Debt Financings

As mentioned above under “—Financial Condition, Liquidity and Capital Resources,” our portfolio was approximately 39% leveraged as of June 30, 2020 (based on the Estimated Values). Our total loan principal outstanding had a weighted average interest rate of 2.17% as of June 30, 2020. Below is additional information regarding our loan activity for the six months ended June 30, 2020 and 2019. See Note 4—Debt Financing for additional information regarding our outstanding debt and our interest rate exposure.

Six months ended June 30, 2020
•We received proceeds of $76.0 million from draws on our revolving credit facility with JPMorgan, as well as in permanent mortgage financing. We used these proceeds primarily to provide cash for the acquisition of real estate investments during the six months ended June 30, 2020. We made draws of $59.0 million and made payments of $123.0 million on the Revolving Credit Facility with JPMorgan during the six months ended June 30, 2020, resulting in an outstanding balance of $40.0 million as of June 30, 2020.
•We made payments of $248.8 million on notes payable, which includes payments of $123.0 million on the Revolving Credit Facility with JPMorgan, as well as the paying off of the outstanding balances of our secured debt relating to the Domain Apartments, which was sold in January 2020, Goodyear Crossing II, which was sold in February 2020, and Bishop’s Square, which was sold in April 2020, using the proceeds from the sales of the properties.
•We made no draws under the Hines Credit Facility during the six months ended June 30, 2020, and made payments of $75.0 million on this facility. We had no outstanding balance under the Hines Credit Facility as of June 30, 2020.

Six months ended June 30, 2019
•We entered into $109.9 million of permanent mortgage financing related to the acquisitions of Maintal Logistics, which was acquired on December 31, 2018, and ABC Westland, which was acquired on May 3, 2019. Funding for the Maintal Logistics acquisition was not required until the loan closed in February 2019.
•We borrowed $44.0 million under the Hines Credit Facility primarily to provide cash for the acquisitions of Maintal Logistics and ABC Westland, and made payments of $99.0 million on this facility. We had no outstanding balance under this facility as of June 30, 2019.
•We made payments of $0.6 million in financing costs primarily related to our mortgage loans.

Results of Operations

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

The table below includes information regarding changes in our results of operations for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, including explanations for significant changes and any significant or unusual activity. As described previously, the Coronavirus pandemic had adverse effects on our results of operations for the three months ended June 30, 2020. These effects were primarily due to rent concessions at our retail properties and rent refunds at our international student housing properties. Our other segments were not materially affected. To the extent the Coronavirus pandemic causes additional adverse conditions at our properties, our results in future periods could also be affected. As described more completely below, most amounts increased in 2020 compared to 2019 as a result of significant additional capital raised and invested in real estate, as offset by recent property dispositions. All amounts are in thousands, except for percentages:

	Three Months Ended June 30,		Change
	2020	2019	$	%
Revenues:
Rental revenue	$27,001	$23,018	$3,983	17%
Other revenue	813	536	277	52%
Total revenues	27,814	23,554	4,260	18%
Expenses:
Property operating expenses	7,139	5,170	1,969	38%
Real property taxes	3,489	2,699	790	29%
Property management fees	1,192	940	252	27%
Depreciation and amortization	14,457	9,741	4,716	48%
Acquisition related expenses	274	13	261	N/A*
Asset management fees	2,747	1,801	946	53%
Performance participation allocation	—	1,476	(1,476)	(100)%
General and administrative expenses	1,286	948	338	36%
Total expenses	30,584	22,788	7,796	34%
Other income (expenses):
Gain (loss) on derivative instruments	1,514	(77)	1,591	N/A*
Gain (loss) on investments in real estate-related securities	3,136	161	2,975	N/A*
Gain on sale of real estate	80,457	—	80,457	N/A*
Foreign currency gains (losses)	1,374	(267)	1,641	N/A*
Interest expense	(4,463)	(4,317)	(146)	(3)%
Interest and other income	159	244	(85)	(35)%
Income (loss) before benefit (provision) for income taxes	79,407	(3,490)	82,897	N/A*
Benefit (provision) for income taxes	1,906	40	1,866	N/A*
Provision for income taxes related to sale of real estate	(7,773)	—	(7,773)	N/A*
Net income (loss)	$73,540	$(3,450)	$76,990	N/A*
* Not a meaningful percentage

Total revenues: The increase in total revenue is primarily due to the additional real estate investments acquired between June 30, 2019 and June 30, 2020, offset by dispositions during the same period. We acquired ten and disposed of three real estate investments since June 30, 2019 and had a portfolio of eighteen real estate investments as of June 30, 2020 that contained 8.9 million leasable square feet, of which 95% was leased. Despite this increase, total revenues of our same-store properties decreased $3.1 million between the three months ended June 30, 2020 and June 30, 2019. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.

Property operating expenses: The increase in property operating expenses is primarily due to our significant net acquisition activity since June 30, 2019, as described above. Despite this increase, property operating expenses of our same-store properties decreased $27,000 between the three months ended June 30, 2020 and June 30, 2019. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Real property taxes: The increase in real property taxes is primarily due to our significant net acquisition activity since June 30, 2019, as described above. Despite this increase, real property taxes of our same-store properties decreased $48,000 between the three months ended June 30, 2020 and June 30, 2019. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Property management fees: The increase in property management fees is primarily due to our significant net acquisition activity since June 30, 2019, as described above. Despite this increase, property management fees decreased $69,000 between the three months ended June 30, 2020 and June 30, 2019. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to the additional real estate investments acquired since June 30, 2019, offset by dispositions during the same period, as previously described.
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV. The increase in these fees is primarily due to the additional real estate investments made since June 30, 2019, offset by dispositions during the same period, as previously described.
Performance participation allocation: The decrease in performance participation allocation is a result of the fee not being earned by the Advisor for the three months ended June 30, 2020 due to a decline in our NAV per share during 2020. Please see Item 2—Management’s Discussion and Analysis—NAV and Distributions for additional information concerning the change in NAV per share.
General and administrative expenses: General and administrative expenses increased primarily due to increased legal costs and shareholder costs. We generally expect our general and administrative expenses to continue to increase as we continue raising capital from our Follow-On Offering.
Gain (loss) on derivative instruments: We enter into interest rate hedging instruments in order to limit our exposure against the variability of future interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. During the three months ended June 30, 2020, such gains were primarily related to the position of our foreign currency forward contracts.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities which consist of common equities, preferred equities and debt investments of publicly traded REITs.  These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. The gain on securities during the three months ended June 30, 2020 is primarily due to $4.5 million of unrealized gains on the portfolio resulting from market recovery from the lows earlier in the year, which related to the Coronavirus pandemic. For information about the valuation of our investments in real estate-related securities, see Note 8—Fair Value Measurements in the notes to the accompanying financial statements.
Gain on sale of real estate: We acquired Bishop’s Square in March 2015 for €92.0 million (approximately $103.5 million assuming a rate of $1.13 per EUR as of the acquisition date) and we sold Bishop’s Square in April 2020 for €181.6 million (approximately $198.0 million assuming a rate of $1.09 per EUR as of the date of transaction). We recognized a gain on sale of this asset of $80.4 million, excluding taxes related to the sale, which are described below. We had no property dispositions during the three months ended June 30, 2019.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the three months ended June 30, 2020 and 2019, these gains were primarily related to the effect of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased due to the net increase in our principal amount of indebtedness outstanding during the period resulting from additional real estate investments acquired since June 30, 2019, as offset by the effects of the properties sold during 2020.
Interest and other income: Primarily relates to interest and dividend income associated with our investments in real estate-related securities. The decrease in interest and dividend income earned during the three months ended June 30, 2020 compared to 2019 is primarily related to market reaction to the Coronavirus pandemic.

Benefit (provision) for income taxes: Benefit for income taxes increased nearly $1.9 million primarily as a result of recent changes in tax laws related to our international student housing properties and their effect on book / tax timing differences at these properties.
Provision for income taxes related to sale of real estate: The increase during the three months ended June 30, 2020 compared to 2019 relates to the income tax incurred as a result of the sale of Bishop’s Square during April 2020, as described above.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the three months ended June 30, 2020 includes seven properties. The tables below include additional information regarding the operating results of our same-store properties for the current period as compared to the same period in the prior year.

The following table presents the same-store revenues for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, by reportable segment. Total revenues increased by 18% primarily as a result of 10 additional property acquisitions made between June 30, 2019 and June 30, 2020 as offset by the dispositions of three properties in 2020. However, revenues of our same-store properties decreased by 18% primarily due to the adverse effects of the Coronavirus pandemic on our retail properties and international student housing properties, as described above. To the extent the Coronavirus pandemic causes additional adverse conditions at our properties, our results in future periods could also be affected. See below for additional explanations of notable changes in same-store revenues.

	Three Months Ended June 30,		Change
	2020	2019	$		%
Revenues
Same-store properties
Domestic office investments	$3,835	$4,128	$(293)	(1)	(7)%
Domestic residential/living investments	1,461	1,464	(3)		—%
Domestic retail investments	3,207	4,903	(1,696)	(2)	(35)%
International industrial investments	4,637	4,687	(50)		(1)%
International residential/living investments	1,216	2,242	(1,026)	(3)	(46)%
Total same-store properties	$14,356	$17,424	$(3,068)		(18)%
Recent acquisitions	12,929	1,895	11,034		N/A*
Disposed properties	529	4,235	(3,706)		(88)%
Total revenues	$27,814	$23,554	$4,260		18%
* Not a meaningful percentage

(1)The decrease is primarily due to a $265,000 decline in rental revenue from tenant vacancies and one tenant reducing their leased space. Despite these changes, this property was 96% leased as of June 30, 2020.
(2)The decrease is primarily due to rent concessions negotiated with our tenants during the three months ended June 30, 2020, due to the impact of the Coronavirus pandemic.
(3)The decrease is primarily due to rent refunds granted to our student housing tenants resulting from school closures in response to the Coronavirus pandemic.

The following table presents the property operating expenses for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, by reportable segment. Property operating expenses increased by 34% primarily as a result of 10 additional property acquisitions made between June 30, 2019 and June 30, 2020 as offset by the dispositions of three properties during the six months ended June 30, 2020. Additionally, property operating expenses at our retail properties and international student housing properties decreased due to forced store closures and school closures resulting from the Coronavirus pandemic. See below for additional explanations of notable changes in same-store property operating expenses.

	Three Months Ended June 30,		Change
	2020	2019	$	%
Property operating expenses(1)
Same-store properties
Domestic office investments	$1,235	$1,315	$(80)	(6)%
Domestic residential/living investments	972	960	12	1%
Domestic retail investments	2,010	2,087	(77)	(4)%
International industrial investments	2,074	1,984	90	5%
International residential/living investments	600	694	(94)	(14)%
Total same-store properties	$6,891	$7,040	$(149)	(2)%
Recent acquisitions	4,767	855	3,912	N/A*
Disposed properties	162	914	(752)	(82)%
Total property operating expenses	$11,820	$8,809	$3,011	34%
* Not a meaningful percentage

(1)Property operating expenses include property operating expenses, real property taxes and property management fees.

The following table presents revenues in excess of property operating expenses for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019, by reportable segment. Total revenues in excess of property operating expenses increased 8% primarily as a result of our significant recent acquisition activity, as offset by our recent dispositions. However, total revenues in excess of property operating expenses of our same-store properties decreased by 28% primarily due to adverse effects of the Coronavirus pandemic on our retail properties and our international student housing properties, as described previously. To the extent the Coronavirus pandemic causes additional adverse conditions at our properties, our results in future periods could also be affected. All amounts below are in thousands, except for percentages:

	Three Months Ended June 30,		Change
	2020	2019	$		%
Revenues in excess of property operating expenses(1)
Same-store properties
Domestic office investments	$2,600	$2,813	$(213)	(2)	(8)%
Domestic residential/living investments	489	504	(15)		(3)%
Domestic retail investments	1,197	2,816	(1,619)	(2)	(57)%
International industrial investments	2,563	2,703	(140)		(5)%
International residential/living investments	616	1,548	(932)	(2)	(60)%
Total same-store properties	$7,465	$10,384	$(2,919)		(28)%
Recent acquisitions	8,162	1,040	7,122		N/A*
Disposed properties	367	3,321	(2,954)		(89)%
Total revenues in excess of property operating expenses	$15,994	$14,745	$1,249		8%
* Not a meaningful percentage

(1)Revenues in excess of property operating expenses include total revenues less property operating expenses, real property taxes and property management fees.
(2)Please refer to the tables above for explanations regarding these changes.

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

The table below includes information regarding changes in our results of operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019, including explanations for significant changes and any significant or unusual activity. As described previously, the Coronavirus pandemic had adverse effects on our results of operations for the three months ended June 30, 2020. These effects were primarily due to rent concessions at our retail properties and rent refunds at our international student housing properties. Our other segments were not materially affected. To the extent the Coronavirus pandemic causes additional adverse conditions at our properties, our results in future periods could also be affected. As described more completely below, most amounts increased in 2020 compared to 2019 as a result of significant additional capital raised and invested in real estate. All amounts are in thousands, except for percentages:

	Six Months Ended June 30,		Change
	2020	2019	$	%
Revenues:
Rental revenue	$60,120	$44,468	$15,652	35%
Other revenue	1,539	823	716	87%
Total revenues	61,659	45,291	16,368	36%
Expenses:
Property operating expenses	15,213	10,706	4,507	42%
Real property taxes	6,971	5,297	1,674	32%
Property management fees	2,549	1,644	905	55%
Depreciation and amortization	30,686	19,069	11,617	61%
Acquisition related expenses	291	17	274	N/A*
Asset management fees	5,538	3,288	2,250	68%
Performance participation allocation	—	2,597	(2,597)	(100)%
General and administrative expenses	2,324	1,795	529	29%
Total expenses	63,572	44,413	19,159	43%
Other income (expenses):
Gain (loss) on derivative instruments	8,470	(1,187)	9,657	N/A*
Gain (loss) on investments in real estate-related securities	(4,601)	1,327	(5,928)	N/A*
Gain on sale of real estate	130,101	—	130,101	N/A*
Foreign currency gains (losses)	(1,145)	(336)	(809)	N/A*
Interest expense	(10,395)	(8,514)	(1,881)	(22)%
Interest and other income	710	372	338	91%
Income (loss) before benefit (provision) for income taxes	121,227	(7,460)	128,687	N/A*
Benefit (provision) for income taxes	1,838	11	1,827	N/A*
Provision for income taxes related to sale of real estate	(7,773)	—	(7,773)	N/A*
Net income (loss)	$115,292	$(7,449)	$122,741	N/A*
* Not a meaningful percentage
Total revenues: The increase in total revenue is primarily due to the additional real estate investments acquired between June 30, 2019 and June 30, 2020, offset by dispositions during the same period. We acquired ten and disposed of three real estate investments between June 30, 2019 and June 30, 2020 and had a portfolio of eighteen real estate investments as of June 30, 2020 that contained 8.9 million leasable square feet, of which 95% was leased. Despite this increase, total revenues of our same-store properties decreased $3.4 million between the six months ended June 30, 2020 and June 30, 2019. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Property operating expenses: The increase in property operating expenses is primarily due to our significant net acquisition activity since June 30, 2019, as described above. Despite this increase, property operating expenses of our same-store properties only increased $17,000 between the six months ended June 30, 2020 and June 30, 2019. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.

Real property taxes: The increase in real property taxes is primarily due to our significant net acquisition activity since June 30, 2019. Despite this increase, real property taxes of our same-store properties decreased $4,000 between the six months ended June 30, 2020 and June 30, 2019. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Property management fees: The increase in property management fees is primarily due to our significant net acquisition activity since June 30, 2019. Despite this increase, property management fees of our same-store properties only increased $16,000 between the six months ended June 30, 2020 and June 30, 2019. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to the additional real estate investments acquired since June 30, 2019, offset by dispositions during the same period, as previously described.
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV. The increase in these fees is primarily due to the additional real estate investments made since June 30, 2019, as previously described.
Performance participation allocation: The decrease in performance participation allocation is a result of the fee not being earned by the Advisor for the six months ended June 30, 2020 due to a decline in our NAV per share during 2020. Please see Item 2—Management’s Discussion and Analysis—NAV and Distributions for additional information concerning the change in NAV per share.
General and administrative expenses: General and administrative expenses increased primarily due to increased legal costs and shareholder costs. We generally expect our general and administrative expenses to continue to increase as we continue raising capital from our Follow-On Offering.
Gain (loss) on derivative instruments: We enter into interest rate hedging instruments in order to limit our exposure against the variability of future interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. During the six months ended June 30, 2020, gains were primarily related to the position of our foreign currency forward contracts.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs.  These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. The loss on securities during the six months ended June 30, 2020 is primarily due to $2.8 million of unrealized losses on the portfolio resulting from the lows earlier in the year, which related to the Coronavirus pandemic. For information about the valuation of our investments in real estate-related securities, see Note 8—Fair Value Measurements in the notes to the accompanying financial statements.
Gain on sale of real estate: We acquired the Domain Apartments in January 2016 for a contract purchase price of $58.1 million and we sold the Domain Apartments for a contract sales price of $80.1 million on January 7, 2020 and we recognized a gain of $29.5 million related to this sale. Additionally, we acquired Goodyear Crossing II in August 2016 for a contract purchase price of $56.2 million and we sold Goodyear Crossing II for a contract sales price of $72.0 million on February 14, 2020 and we recognized a gain of $20.2 million related to this sale. We acquired Bishop’s Square in March 2015 for €92.0 million (approximately $103.5 million assuming a rate of $1.13 per EUR as of the acquisition date) and we sold Bishop’s Square in April 2020 for €181.6 million (approximately $198.0 million assuming a rate of $1.09 per EUR as of the date of transaction). We recognized a gain on sale of this asset of $80.4 million, excluding taxes related to the sale, which are described below. We had no property dispositions during the six months ended June 30, 2019.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the six months ended June 30, 2020 and 2019, these losses were primarily related to the effect of remeasuring cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased due to the net increase in our principal amount of indebtedness outstanding during the period resulting from additional real estate investments acquired since June 30, 2019, as offset by the effects of the properties sold during 2020.
Interest and other income: Primarily relates to interest and dividend income associated with our investments in real estate-related securities. The increase in interest and dividend income earned during the six months ended June 30, 2020 compared to 2019 is due to additional investments in real estate-related securities since June 30, 2019.
Benefit (provision) for income taxes: Benefit for income taxes increased nearly $1.8 million primarily as a result of recent changes in tax laws related to our international student housing properties and their effect on book / tax timing differences at these properties.

Provision for income taxes related to sale of real estate: The increase during the six months ended June 30, 2020 compared to 2019 relates to the income tax incurred as a result of the sale of Bishop’s Square during April 2020, as described above.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the six months ended June 30, 2020 includes seven properties. The tables below include additional information regarding the operating results of our same-store properties for the current period as compared to the same period in the prior year.

The following table presents the same-store revenues for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, by reportable segment. Total revenues increased by 36% primarily as a result of 10 additional property acquisitions made between June 30, 2019 and June 30, 2020, as offset by the dispositions of three properties during the six months ended June 30, 2020. However, revenues of our same-store properties decreased by 10% primarily due to the adverse effects of the Coronavirus pandemic on our retail properties and international student housing properties, as described above. To the extent the Coronavirus pandemic causes additional adverse conditions at our properties, our results in future periods could also be affected. See below for additional explanations of notable changes in same-store revenues.

	Six months ended June 30,		Change
	2020	2019	$		%
Revenues
Same-store properties
Domestic office investments	$7,771	$8,337	$(566)	(1)	(7)%
Domestic residential/living investments	2,943	2,943	—		—%
Domestic retail investments	7,901	9,852	(1,951)	(2)	(20)%
International industrial investments	9,440	9,440	—		—%
International residential/living investments	3,464	4,319	(855)	(3)	(20)%
Total same-store properties	$31,519	$34,891	$(3,372)		(10)%
Recent acquisitions	26,480	1,895	24,585		N/A*
Disposed properties	3,660	8,505	(4,845)		(57)%
Total revenues	$61,659	$45,291	$16,368		36%
* Not a meaningful percentage

(1)The decrease is primarily due to a $529,000 decline in rental revenue from tenant vacancies and one tenant reducing their leased space. Despite these changes, the property was 96% leased as of June 30, 2020.
(2)The decrease is primarily due to rent concessions negotiated with our tenants during the three months ended June 30, 2020, due to the impact of the Coronavirus pandemic.
(3)The decrease is primarily due to rent refunds granted to our student housing tenants resulting from school closures in response to the Coronavirus pandemic.

The following table presents the property operating expenses for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, by reportable segment. Property operating expenses increased by 40% primarily as a result of 10 additional property acquisitions made between June 30, 2019 and June 30, 2020, as offset by the dispositions of three properties in 2020. Additionally, property operating expenses at our retail properties decreased due to forced store closures and school closures resulting from the Coronavirus pandemic. See below for additional explanations of notable changes in same-store property operating expenses.

	Six months ended June 30,		Change
	2020	2019	$		%
Property operating expenses(1)
Same-store properties
Domestic office investments	$2,608	$2,628	$(20)		(1)%
Domestic residential/living investments	1,968	1,837	131	(2)	7%
Domestic retail investments	4,073	4,225	(152)		(4)%
International industrial investments	4,215	4,159	56		1%
International residential/living investments	1,270	1,247	23		2%
Total same-store properties	$14,134	$14,096	$38		—%
Recent acquisitions	9,638	855	8,783		N/A*
Disposed properties	961	2,696	(1,735)		(64)%
Total property operating expenses	$24,733	$17,647	$7,086		40%
* Not a meaningful percentage

(1)Property operating expenses include property operating expenses, real property taxes and property management fees.
(2)The increase in property operating expenses is due to one-time costs incurred at certain properties that are individually immaterial and not indicative of a trend.

The following table presents revenues in excess of property operating expenses for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019, by reportable segment. In total, revenues in excess of property operating expenses of the same-store properties increased 34% primarily as a result of our significant recent acquisition activity, as offset by our recent dispositions. However, total revenues in excess of property operating expenses of our same-store properties decreased by 16% primarily due to adverse effects of the Coronavirus pandemic on our retail properties and our international student housing properties, as described previously. To the extent the Coronavirus pandemic causes additional adverse conditions at our properties, our results in future periods could also be affected. All amounts below are in thousands, except for percentages:

	Six months ended June 30,		Change
	2020	2019	$		%
Revenues in excess of property operating expenses(1)
Same-store properties
Domestic office investments	$5,163	$5,709	$(546)	(2)	(10)%
Domestic residential/living investments	975	1,106	(131)	(2)	(12)%
Domestic retail investments	3,828	5,627	(1,799)	(2)	(32)%
International industrial investments	5,225	5,281	(56)		(1)%
International residential/living investments	2,194	3,072	(878)	(2)	(29)%
Total same-store properties	$17,385	$20,795	$(3,410)		(16)%
Recent acquisitions	16,842	1,040	15,802		N/A*
Disposed properties	2,699	5,809	(3,110)		(54)%
Total revenues in excess of property operating expenses	$36,926	$27,644	$9,282		34%
* Not a meaningful percentage

(1)Revenues in excess of property operating expenses include total revenues less property operating expenses, real property taxes and property management fees.
(2)Please refer to the tables above for explanations regarding these changes.

Funds from Operations

We believe funds from operations (“FFO”) is a meaningful supplemental non-GAAP operating metric. FFO is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and is widely recognized by investors and analysts as one measure of operating performance of a real estate company. FFO excludes items such as real estate depreciation and amortization. Depreciation and amortization, as applied in accordance with GAAP, implicitly assumes that the value of real estate assets diminishes predictably over time and also assumes that such assets are adequately maintained and renovated as required in order to maintain their value. Since real estate values have historically risen or fallen with market conditions such as occupancy rates, rental rates, inflation, interest rates, the business cycle, unemployment and consumer spending, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies using historical cost accounting alone is insufficient. In addition, FFO excludes gains and losses from the sale of real estate, impairment charges related to depreciable real estate assets and in-substance real estate equity investments and realized and unrealized gains and losses related to investments in real estate-related securities, which we believe provides management and investors with a helpful additional measure of the historical performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs. A property will be evaluated for impairment if events or circumstances indicate that the carrying amount may not be recoverable (i.e. the carrying amount exceeds the total estimated undiscounted future cash flows from the property). Undiscounted future cash flows are based on anticipated operating performance, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows. While impairment charges are excluded from the calculation of FFO as described above, stockholders are cautioned that we may not recover any impairment charges.

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

•Prior to January 1, 2018, FFO included costs related to our acquisitions, including acquisition fees payable to our Advisor. Although these amounts reduced net income for periods prior to January 1, 2018, we generally funded such costs with proceeds from our public offerings and/or acquisition-related indebtedness and did not consider these fees and expenses in the evaluation of our operating performance. In January 2018, we adopted ASU 2017-01 which clarified the definition of a business and added guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We expect that most of our real estate transactions completed after that date will be accounted for using the asset acquisition guidance and, accordingly, the related acquisition-related expenses incurred will be capitalized and included in the allocated purchase price and will not be expensed. Prior to ASU 2017-01, real estate acquisitions were generally considered business combinations and the acquisition-related expenses and acquisition fees were treated as operating expenses under GAAP. Additionally, effective as of December 6, 2017, we no longer pay acquisition fees to our Advisor.

•We utilize the definition of FFO as set forth by NAREIT. Our FFO may not be comparable to amounts calculated by other REITs, if they use different approaches.

•Our business is subject to volatility in the real estate markets and general economic conditions, and adverse changes in those conditions could have a material adverse impact on our business, results of operations and FFO. Accordingly, the predictive nature of FFO is uncertain and past performance may not be indicative of future results.

Neither the SEC, NAREIT nor any regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO. In the future, the SEC, NAREIT or a regulatory body may decide to standardize the allowable adjustments across the non-listed REIT industry and we would have to adjust our calculation and characterization of FFO.

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the three and six months ended June 30, 2020 and 2019 and the period from inception through June 30, 2020 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 31, 2013 (date of inception) through June 30, 2020
	2020	2019	2020	2019
Net income (loss)	$73,540	$(3,450)	$115,292	$(7,449)	$59,372
Depreciation and amortization (1)	14,457	9,741	30,686	19,069	158,672
Gain on sale of real estate	(80,457)	—	(130,101)	—	(144,592)
Taxes related to sale of real estate	7,773	—	7,773	—	7,773
(Gain) loss on securities (2)	(3,136)	(161)	4,601	(1,327)	2,686
Adjustments for noncontrolling interests (3)	—	(7)	—	(15)	117
Funds From Operations attributable to common stockholders	$12,177	$6,123	$28,251	$10,278	$84,028
Basic and diluted income (loss) per common share	$0.77	$(0.06)	$1.23	$(0.14)	$1.95
Funds From Operations attributable to common stockholders per common share	$0.13	$0.11	$0.30	$0.20	$2.75
Weighted average shares outstanding	95,490	57,004	93,900	52,049	30,580

Notes to the table:

(1)Represents the depreciation and amortization of real estate assets.  Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, we believe that such depreciation and amortization may be of limited relevance in evaluating current operating performance and, as such, these items are excluded from our determination of FFO.

(2)Represents the realized and unrealized gains and losses related to investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These securities are incidental to our operations. As such, these gains and losses were excluded from our determination of FFO, as defined by NAREIT, in the current period. Additionally, certain immaterial amounts have now been included in prior periods for comparative purposes.

(3)Includes income attributable to noncontrolling interests and all adjustments to eliminate the noncontrolling interests’ share of the adjustments to convert our net loss to FFO.

Set forth below is additional information, which may be helpful in assessing our operating results:

•For the three and six months ended June 30, 2020, the Dealer Manager earned distribution and stockholder servicing fees of $1.4 million and $2.8 million, respectively, which are paid by Hines Global. For the three and six months ended June 30, 2019, the Dealer Manager earned distribution and stockholder servicing fees of $0.8 million and $1.5 million, respectively. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through June 30, 2020 were $10.6 million.
•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. We do not consider the performance participation allocation in evaluating our operating performance. For the three and six months ended June 30, 2020, we did not incur any performance participation allocation fees. For the three and six months ended June 30, 2019, we incurred $1.5 million and $2.6 million in performance participation allocation fees, respectively. Total performance participation allocation fees incurred were $13.9 million from inception through June 30, 2020. Refer to Note 7—Related Party Transactions for more information on the performance participation allocation.

•For the three and six months ended June 30, 2020, we recorded adjustments primarily related to amortization of out-of-market lease intangibles and lease incentives and straight-line rent adjustments, which resulted in a net increase to rental revenue of $0.5 million and $1.4 million, respectively. For the three and six months ended June 30, 2019, we recorded non-cash adjustments primarily related to amortization of out-of-market lease intangibles and lease incentives and straight-line rent adjustments, which resulted in a net increase to rental revenue of $0.4 million and $2.6 million, respectively. Total of such adjustments from inception through June 30, 2020 were $13.2 million. Included in these adjustments is the amortization of deferred financing costs, which amounted to $0.5 million and $1.1 million for the three and six months ended June 30, 2020, respectively and $0.3 million and $0.1 million for the three and six months ended June 30, 2019, respectively.
•We recorded non-cash adjustments related to derivative instruments and foreign currencies, which increased net income by approximately $2.8 million and reduced net income by approximately $7.5 million for the three and six months ended June 30, 2020, respectively. For the three and six months ended June 30, 2019, these adjustments reduced net income by approximately $0.4 million and $1.5 million, respectively. Total of such non-cash adjustments from inception through June 30, 2020 were $3.9 million.
As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees to fund distributions to our stockholders. For example, we funded 100% of total distributions for both the six months ended June 30, 2020 and 2019, with cash flows from other sources, such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through June 30, 2020, we declared $116.9 million of distributions to our stockholders, compared to our total aggregate FFO of $84.0 million and our total aggregate net income of $59.4 million for that period. We incurred acquisition fees and expenses of $23.3 million from inception through December 31, 2017 in connection with our real estate investments, which were recorded as reductions to net income (loss) and FFO. We adopted ASU 2017-01 on January 1, 2018, which allows us to capitalize acquisition-related costs and fees instead of treating them as operating expenses under GAAP. For the six months ended June 30, 2020, we declared $25.9 million of distributions to our stockholders compared to our total aggregate FFO of $28.3 million. For the six months ended June 30, 2019, we declared $14.8 million of distributions to our stockholders compared to our total aggregate FFO of $10.3 million.

Related Party Transactions and Agreements

We have entered into agreements with our Advisor, our Dealer Manager and Hines and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. Relating to organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee, distribution and stockholder servicing fees, and payments to our Advisor for reimbursement of organization and offering costs. Relating to acquisition and operational stages, these include payments for certain services related to the management and performance of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 7—Related Party Transactions in Item 1 of this Quarterly Report on Form 10-Q, as well as Note 8—Related Party Transactions in our Annual Report on Form 10-K for the year ended December 31, 2019 for additional information concerning our related party transactions and agreements.

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

        Wakefield Logistics

In July 2020, we acquired Wakefield Logistics, from AEW UK Core Property Fund (the “Seller”). The net purchase price was £20.6 million (approximately $25.6 million), exclusive of transaction costs and closing prorations. Wakefield Logistics is an industrial logistics property located in Wakefield, United Kingdom, consisting of 207,115 square feet and is currently 100% leased to one tenant. The Seller is not affiliated with us or our affiliates.

        DekaBank Facility Agreement

In July 2020, we entered into a secured facility agreement with DekaBank Deutsche Girozentrale, which provides for borrowings up to a maximum aggregate principal amount of £55.1 million. The facility agreement has a termination date of July 2, 2023. Interest on our utilization of the facility will be calculated as LIBOR plus a margin of 1.75% per annum, to be paid quarterly. On the effective date, we borrowed the full amount of the facility.

        Montrose Renovation

On August 13, 2020, we proactively closed the residential accommodations at Montrose, our student housing property located in Ireland, for the upcoming 2020/2021 school year in order to more efficiently perform renovations including the replacement of certain building safety equipment systems. We were in the process of exterior cladding refurbishments when we identified certain interior systems requiring replacement. We are in the process of evaluating the full scope of the project, but we currently estimates the total cost of the renovation to be approximately $5 million to $8 million. Due to the proximity to the commencement of the upcoming school year, we expect the property to be vacant for the 2020/2021 academic year, which could result in reductions of revenues in excess of property operating expenses of approximately $2 million to $3 million. Additionally, we may be required to escrow certain interest payments or reduce the outstanding principal of our $25 million mortgage at the property.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of June 30, 2020, we were exposed to the following market risks.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of June 30, 2020, we had $392 million of variable-rate debt outstanding. If interest rates were to increase by 1% and everything else remained the same, we would incur an additional $3.9 million in interest expense annually. Additionally, we have entered into interest rate cap agreements to limit our exposure to rising interest rates related to our mortgage loans secured by our investment properties. See Note 4—Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of June 30, 2020	Reduction in Net Income (Loss) for the Six Months Ended June 30, 2020
EUR	$15,767	$13
GBP	$5,732	$60

(1) Our real estate assets in Poland were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty exposure upon disposition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of the employees of Hines and its affiliates working remotely due to the Coronavirus pandemic. We are continually monitoring and assessing the Coronavirus pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of August 14, 2020, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

As of June 30, 2020, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020 and in “Part II - Item 1A. ‘Risk Factors’” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 15, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2020, we did not sell or issue any equity securities that were not registered under the Securities Act of 1933, as amended.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
April 1, 2020 to April 30, 2020	271,461	$10.24	271,461	1,490,516
May 1, 2020 to May 31, 2020	342,187	$9.84	342,187	1,460,206
June 1, 2020 to June 30, 2020	423,848	$9.71	423,848	1,888,507
Total	1,037,496		1,037,496

(1)Amount provided represents the 2% Monthly Limitation which can be further limited by the 5% Quarterly Limitation. See the description of the share redemption program above for a description of the limitations on the number of shares that may be redeemed pursuant to the share redemption program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Pre- Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11, File No. 333-191106 (the “IPO Registration Statement”) on August 15, 2014 and incorporated by reference herein)

3.2
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the IPO Registration Statement on December 12, 2014 and incorporated by reference herein)

3.3
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 6 to the IPO Registration Statement on August 12, 2015 and incorporated by reference herein)

3.4
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 12 to the IPO Registration Statement on April 28, 2017 and incorporated by reference herein)

3.5
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on October 16, 2017 and incorporated by reference herein)

3.6
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.5 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11. File No. 333-220046 (the “Follow-On Registration Statement”) on December 1, 2017 and incorporated by reference herein)

3.7
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.6 to Pre-Effective Amendment No. 1 to the Follow-On Registration Statement on December 1, 2017 and incorporated by reference herein)

3.8
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.7 to Pre-Effective Amendment No. 1 to the Follow-On Registration Statement on December 1, 2017 and incorporated by reference herein)

3.9
Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the IPO Registration Statement on August 15, 2014 and incorporated by reference herein)

3.10
Amendment No. 1 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.), dated September 23, 2015 (filed as Exhibit 3.5 to Post-Effective Amendment No. 7 to the IPO Registration Statement on November 17, 2015 and incorporated by reference herein)

3.11
Amendment No. 2 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on September 14, 2017 and incorporated by reference herein)

4.1
Forms of Subscription Agreement (included as Appendix A-1 and Appendix A-2 to the Post-Effective Amendment No. 11 to the Follow-On Registration Statement on April 12, 2019 and incorporated by reference herein)

4.2
Sixth Amended and Restated Distribution Reinvestment Plan, effective as of December 4, 2017 (included as Appendix B to the Prospectus included in Post-Effective Amendment No. 11 to the Follow-On Registration Statement on April 12, 2019 and incorporated by reference herein)

10.1*
Particulars and Conditions of Sale of Bishop's Square, Bishop's Street/Kevin Street Lower, Dublin 2, dated as of April 20, 2020, by and between Hines GREIT II Ireland Fund ICAV and Saint Patrick SARL Bishop's Square

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

HINES GLOBAL INCOME TRUST, INC.

August 14, 2020	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer and
Chairman of the Board of Directors

August 14, 2020	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer