Form 10-Q
period 2020-09-30
HINES GLOBAL INCOME TRUST, INC.
filed 2020-11-13
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of November 1, 2020, approximately 19.3 million shares of the registrant’s Class AX common stock, 18.8 million shares of the registrant’s Class TX common stock, 0.1 million shares of the registrant’s Class IX common stock, 39.4 million shares of the registrant’s Class T common stock, 10.1 million shares of the registrant’s Class D common stock and 14.8 million shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2020	December 31, 2019
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$1,403,538	$1,254,304
Investments in real estate-related securities	39,680	36,491
Cash and cash equivalents	74,213	45,875
Restricted cash	18,320	10,563
Derivative instruments	310	163
Tenant and other receivables, net	15,326	14,160
Intangible lease assets, net	103,546	98,537
Right-of-use asset, net	4,261	37,606
Deferred leasing costs, net	16,154	18,418
Deferred financing costs, net	1,708	2,311
Other assets	11,425	5,129
Assets held for sale	—	49,988
Total assets	$1,688,481	$1,573,545
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$31,858	$29,838
Due to affiliates	36,540	42,782
Intangible lease liabilities, net	22,044	19,633
Operating lease liability	1,554	1,583
Other liabilities	18,605	21,428
Derivative instruments	—	1,079
Distributions payable	4,665	3,837
Note payable to affiliate	—	75,000
Notes payable, net	747,972	752,131
Liabilities associated with assets held for sale	—	34,713
Total liabilities	863,238	982,024

Commitments and contingencies (Note 11)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2020 and December 31, 2019	—	—
Common shares, $0.001 par value per share (Note 6)	99	83
Additional paid-in capital	896,686	735,545
Accumulated distributions in excess of earnings	(78,207)	(146,830)
Accumulated other comprehensive income (loss)	6,665	2,723
Total stockholders’ equity	825,243	591,521
Noncontrolling interests	—	—
Total equity	825,243	591,521
Total liabilities and equity	$1,688,481	$1,573,545
See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$29,199	$24,699	$89,319	$69,167
Other revenue	620	809	2,159	1,633
Total revenues	29,819	25,508	91,478	70,800
Expenses:
Property operating expenses	8,566	6,450	23,779	17,155
Real property taxes	3,691	2,751	10,662	8,047
Property management fees	1,185	887	3,734	2,531
Depreciation and amortization	15,190	9,696	45,876	28,765
Acquisition related expenses	78	83	369	100
Asset management fees	2,974	2,177	8,512	5,465
Performance participation allocation	—	1,053	—	3,650
General and administrative expenses	1,046	972	3,370	2,767
Total expenses	32,730	24,069	96,302	68,480
Other income (expenses):
Gain (loss) on derivative instruments	(867)	(97)	7,602	(1,284)
Gain (loss) on investments in real estate-related securities	866	1,199	(3,736)	2,527
Gain on sale of real estate	39	—	130,140	—
Foreign currency gains (losses)	283	(1,186)	(862)	(1,522)
Interest expense	(5,455)	(4,257)	(15,850)	(12,772)
Interest and other income	440	624	1,152	993
Income (loss) before benefit (provision) for income taxes	(7,605)	(2,278)	113,622	(9,738)
Benefit (provision) for income taxes	594	505	2,432	516
Provision for income taxes related to sale of real estate	—	—	(7,773)	—
Net income (loss)	(7,011)	(1,773)	108,281	(9,222)
Net (income) loss attributable to noncontrolling interests	(3)	(3)	(10)	(10)
Net income (loss) attributable to common stockholders	$(7,014)	$(1,776)	$108,271	$(9,232)
Basic and diluted income (loss) per common share	$(0.07)	$(0.03)	$1.15	$(0.16)
Weighted average number of common shares outstanding	97,520	68,913	93,769	57,732

Comprehensive income (loss):
Net income (loss)	$(7,011)	$(1,773)	$108,281	$(9,222)
Other comprehensive income (loss):
Foreign currency translation adjustment	14,072	(9,265)	3,942	(9,194)
Comprehensive income (loss)	$7,061	$(11,038)	$112,223	$(18,416)
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(3)	(10)	(10)
Comprehensive income (loss) attributable to common stockholders	$7,058	$(11,041)	$112,213	$(18,426)

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2020	81,847	$83	$735,545	$(146,830)	$2,723	$591,521	$—
Issuance of common shares	10,735	12	112,179	—	—	112,191	—
Distributions declared	—	—	—	(12,401)	—	(12,401)	(3)
Redemption of common shares	(464)	—	(5,395)	—	—	(5,395)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(6,240)	—	—	(6,240)	—
Offering costs	—	—	(863)	—	—	(863)	—
Net income (loss)	—	—	—	41,749	—	41,749	3
Foreign currency translation adjustment	—	—	—	—	(15,613)	(15,613)	—
Balance as of March 31, 2020	92,118	$95	$835,226	$(117,482)	$(12,890)	$704,949	$—
Issuance of common shares	4,822	3	49,404	—	—	49,407	—
Distributions declared	—	—	—	(13,452)	—	(13,452)	(4)
Redemption of common shares	(1,037)	(1)	(11,399)	—	—	(11,400)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(4,009)	—	—	(4,009)	—
Offering costs	—	—	(987)	—	—	(987)	—
Net income (loss)	—	—	—	73,536	—	73,536	4
Foreign currency translation adjustment	—	—	—	—	2,323	2,323	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	3,160	3,160	—
Balance as of June 30, 2020	95,903	$97	$868,235	$(57,398)	$(7,407)	$803,527	$—
Issuance of common shares	3,827	3	37,684	—	—	37,687	—
Distributions declared	—	—	—	(13,795)	—	(13,795)	(3)
Redemption of common shares	(837)	(1)	(7,246)	—	—	(7,247)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(1,032)	—	—	(1,032)	—
Offering costs	—	—	(955)	—	—	(955)	—
Net income (loss)	—	—	—	(7,014)	—	(7,014)	3
Foreign currency translation adjustment	—	—	—	—	14,072	14,072	—
Balance as of September 30, 2020	98,893	$99	$896,686	$(78,207)	$6,665	$825,243	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2019	43,584	$44	$371,274	$(91,711)	$(874)	$278,733	$—
Issuance of common shares	6,109	7	62,886	—	—	62,893	—
Distributions declared	—	—	—	(6,704)	—	(6,704)	(3)
Redemption of common shares	(362)	—	(4,014)	—	—	(4,014)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(4,366)	—	—	(4,366)	—
Offering costs	—	—	(1,240)	—	—	(1,240)	—
Net income (loss)	—	—	—	(4,002)	—	(4,002)	3
Foreign currency translation adjustment	—	—	—	—	(2,020)	(2,020)	—
Balance as of March 31, 2019	49,331	$51	$424,540	$(102,417)	$(2,894)	$319,280	$—
Issuance of common shares	11,785	11	121,908	—	—	121,919	—
Distributions declared	—	—	—	(8,062)	—	(8,062)	(4)
Redemption of common shares	(402)	—	(3,111)	—	—	(3,111)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(8,511)	—	—	(8,511)	—
Offering costs	—	—	(1,048)	—	—	(1,048)	—
Net income (loss)	—	—	—	(3,454)	—	(3,454)	4
Foreign currency translation adjustment	—	—	—	—	2,091	2,091	—
Balance as of June 30, 2019	60,714	$62	$533,778	$(113,933)	$(803)	$419,104	$—
Issuance of common shares	12,064	11	124,687	—	—	124,698	—
Distributions declared	—	—	—	(9,708)	—	(9,708)	(3)
Redemption of common shares	(282)	(1)	(3,480)	—	—	(3,481)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(8,042)	—	—	(8,042)	—
Offering costs	—	—	(821)	—	—	(821)	—
Net income (loss)	—	—	—	(1,776)	—	(1,776)	3
Foreign currency translation adjustment	—	—	—	—	(9,265)	(9,265)	—
Balance as of September 30, 2019	72,496	$72	$646,122	$(125,417)	$(10,068)	$510,709	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$108,281	$(9,222)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	47,570	29,409
Gain on sale of real estate	(130,140)	—
Foreign currency (gains) losses	862	1,522
(Gain) loss on derivative instruments	(7,602)	1,284
(Gain) loss on investments in real estate-related securities	3,736	(2,527)
Changes in assets and liabilities:
Change in other assets	(5,710)	(1,197)
Change in tenant and other receivables	(3,551)	(5,144)
Change in deferred leasing costs	(3,589)	(5,646)
Change in accounts payable and accrued expenses	2,549	(1,150)
Change in other liabilities	(1,824)	(2,159)
Change in due to affiliates	(8,732)	(3,178)
Net cash from (used in) operating activities	1,850	1,992
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(297,473)	(415,980)
Capital expenditures at operating properties	(6,988)	(6,326)
Proceeds from sale of real estate	340,495	—
Purchases of real estate-related securities	(34,174)	(38,089)
Proceeds from settlement of real estate-related securities	27,250	13,993
Net cash from (used in) investing activities	29,110	(446,402)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	178,433	296,944
Redemption of common shares	(23,130)	(10,547)
Payment of offering costs	(4,330)	(4,126)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(7,343)	(9,245)
Distributions paid to stockholders and noncontrolling interests	(17,958)	(10,539)
Proceeds from notes payable	216,545	229,565
Payments on notes payable	(263,202)	(2,185)
Proceeds from related party note payable	—	81,000
Payments on related party note payable	(75,000)	(99,000)
Change in security deposit liability	813	200
Deferred financing costs paid	(679)	(1,190)
Payments related to interest rate contracts	(74)	(39)
Net cash from (used in) financing activities	4,075	470,838
Effect of exchange rate changes on cash, restricted cash and cash equivalents	1,060	(1,285)
Net change in cash, restricted cash and cash equivalents	36,095	25,143
Cash, restricted cash and cash equivalents, beginning of period	56,438	36,986
Cash, restricted cash and cash equivalents, end of period	$92,533	$62,129

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST INC, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2020 and 2019

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of September 30, 2020 and December 31, 2019, the results of operations for the three and nine months ended September 30, 2020 and 2019, the changes in stockholders’ equity for each of the quarterly periods in the nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019.

Hines Global Income Trust, Inc. (the “Company”), is a Maryland corporation formed in 2013 to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years. The Company is managed by Hines Global REIT II Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through Hines Global REIT II Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of September 30, 2020 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

As of September 30, 2020, the Company owned direct real estate investments in 20 properties totaling 9.5 million square feet that were 94% leased. The Company raises capital for its investments through public offerings of its common stock. The Company commenced its initial public offering of up to $2.5 billion in shares of its common stock (the “Initial Offering”) in August 2014, and commenced its second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under its distribution reinvestment plan (the “Follow-On Offering”) in December 2017. As of November 13, 2020, the Company had received gross offering proceeds of $1.1 billion from the sale of 110.4 million shares through its public offerings, including shares issued pursuant to its distribution reinvestment plan.

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

The ongoing global outbreak of the Coronavirus pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. It has disrupted global travel and supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Considerable uncertainty still surrounds the Coronavirus and its potential effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses and other efforts to curb the spread of the Coronavirus have significantly disrupted business activity globally, including in the markets where the Company invests, and has had an adverse impact on the performance of certain of the Company’s investments. Many of the Company’s tenants are subject to various quarantine restrictions and these restrictions could be in place for an extended period of time. These restrictions are particularly adversely impacting many of the Company’s retail tenants (other than grocery tenants), as government instructions regarding social distancing, capacity limitations and mandated closures have reduced and, in some cases, eliminated customer foot traffic, causing many of the Company’s retail tenants to temporarily close their brick and mortar stores. As of November 13, 2020, the Company owned two retail properties in the U.S., which comprised 17% of the Company’s portfolio, based on the estimated value of each real estate investment as of September 30, 2020 (“Estimated Value”), as well as 22% of the Company’s total revenue for the nine months ended September 30, 2020. The Company agreed to grant $2.3 million of rent relief to its retail tenants through September 30, 2020, as a result of their lost revenues resulting from the Coronavirus pandemic. Such rent relief consisted of $1.1 million of rental payments that were forgiven or reduced due to the conversion of fixed rental payments to rental payments based on a percentage of the tenant’s revenues and $1.2 million of rent payments that have been deferred to future periods. While rent collections were adversely affected in the early months of the pandemic, consumer traffic at these properties has recovered to near pre-pandemic levels in recent months and rent collections have recovered to 93% of billed rent for the three months ended September 30, 2020. However, rising infection rates and the potential for additional government mandated shutdowns could reduce consumer traffic at the Company’s retail properties and negatively impact future rent collections.

Additionally, the Company agreed to refund May through August rents for 53% of students across its international student housing portfolio following the closing of nearby universities for the remainder of the 2019/2020 school year. These universities have announced a mixture of in-campus and on-line learning for the upcoming 2020/2021 school year with a delayed start. Total refunds of May through August rents were $2.1 million across the portfolio, $0.8 million of which reduced revenue for the three months ended September 30, 2020. These refunds adversely impacted the debt yields of these student housing properties, which contributed to the Company being out of compliance with its debt yield covenants under the mortgage debt secured by these properties as of September 30, 2020. The lender provided waivers to the Company with respect to its non-compliance with these covenants, eliminating any events of default caused by non-compliance through December 31, 2020. See Note 4—Debt Financing for more information. The Company’s other segments were not materially impacted by the Coronavirus pandemic to date.

The Coronavirus pandemic has had an adverse impact on economic and market conditions and has triggered a period of global economic slowdown. In addition, the rapidly evolving nature of the pandemic makes it difficult to ascertain the long term impact it will have on commercial real estate markets and the Company’s investments. Nevertheless, the Coronavirus pandemic presents material uncertainty and risk with respect to the Company’s performance and financial results, such as rent concessions or reduced rental rates, the potential negative impact to occupancy at its properties, the potential closure of certain of its assets for an extended period, the potential for increased difficulty in obtaining financing, the negative impact of the Company’s ability to raise capital in its public offering at pre-pandemic rates, increased costs of operations, decrease in values of its real estate investments, the potential for increased difficulty of maintaining the current distribution rate, changes in law and/or regulation, and uncertainty regarding government and regulatory policy. The Company is unable to estimate the impact the Coronavirus pandemic will have on its results in future periods.

Due to the business disruptions and challenges severely affecting the global economy caused by the Coronavirus pandemic, many lessors may be required to provide rent deferrals and other lease concessions to lessees. While the lease modification guidance in Accounting Standards Codification (“ASC”) Topic 842 ("Topic 842") addresses routine changes to lease terms resulting from negotiations between the lessee and the lessor, this guidance did not contemplate concessions being so rapidly executed to address the sudden liquidity constraints of some lessees arising from the Coronavirus pandemic. In April 2020, the Financial Accounting Standards Board (“FASB”) staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the Coronavirus pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected to apply such relief and will avail itself of the election to avoid performing a lease by lease analysis for the lease concessions that 1) were granted as relief due to the Coronavirus pandemic and 2) result in the cash flows remaining substantially the same or less. The application of this relief primarily related to certain leases at the Company's retail properties in which the Company agreed to defer or forgive rent payments for one or more months. The Company does not believe the election to apply this relief had a material impact on its financial statements.

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in interest and other income in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Gain (Loss) Recorded on Investments in Real Estate-Related Securities
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Unrealized gain (loss)	$1,386	$673	$(1,454)	$1,773
Realized gain (loss)	(520)	526	(2,282)	754
Total gain (loss) on real estate-related securities	$866	$1,199	$(3,736)	$2,527

Assets and Liabilities Held for Sale

Properties that are intended to be sold are to be designated as “held for sale” on the Condensed Consolidated Balance Sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, under GAAP, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale.  As of September 30, 2020, there were no assets designated as held for sale. As of December 31, 2019, the Company had one property, the Domain Apartments, designated as held for sale. The Company sold the Domain Apartments in January 2020. See Note 3—Investment Property for additional information regarding the disposition of the Domain Apartments.

Tenant and Other Receivables

Tenant and other receivables consists primarily of receivables attributable to straight-line rent and receivables related to base rents and tenant reimbursements and are carried at cost. As of September 30, 2020 and December 31, 2019, the Company had receivables related to base rents and tenant reimbursements of $6.4 million and $5.6 million, respectively. Additionally, as of September 30, 2020, approximately $1.2 million of these receivables relate to rent that has been deferred at the Company’s retail properties and is expected to be repaid at a later date. The Company has recorded an allowance of approximately $524,000 related to these deferred rents, which reduced rental revenue for the three and nine months ended September 30, 2020. The Company also reduced rental revenue by $1.1 million for abated rent at its retail properties during the nine months ended September 30, 2020, as discussed previously.

Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements. Straight-line rent receivables were $7.3 million and $8.6 million as of September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020, a $2.0 million receivable related to the sale of Bishop’s Square was included in tenant and other receivables, net on the Condensed Consolidated Balance Sheet. The receivable is contingent on certain conditions being met on or before May 2021.

Other Assets

Other assets included the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid insurance	$1,467	$726
Prepaid property taxes	1,793	589
Deferred tax assets (1)	6,377	2,973
Other	1,788	932
Other assets	$11,425	$5,220	(2)

(1)Includes the effects of a valuation allowance of $2.6 million and $1.8 million as of September 30, 2020 and December 31, 2019, respectively. The increase in net deferred tax assets from December 31, 2019 to September 30, 2020 is primarily due to changes in tax laws relating to our international properties and their effect on book / tax timing differences at these properties.
(2)Includes $0.1 million classified as other assets within assets held for sale as of December 31, 2019.

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

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Buildings and improvements	$1,082,836	$1,077,207
Less: accumulated depreciation	(54,931)	(51,719)
Buildings and improvements, net	1,027,905	1,025,488
Land	375,633	278,639
Investment property, net	$1,403,538	$1,304,127	(1)

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

In July 2020, the Company acquired Wakefield Logistics, an industrial logistics property located in Wakefield, United Kingdom. The net purchase price for Wakefield Logistics was £20.6 million (approximately $25.6 million assuming a rate of $1.24 per GBP as of the acquisition date), exclusive of transaction costs and working capital reserves.

In August 2020, the Company acquired Advanced Manufacturing Portfolio, a manufacturing research and development campus located in Santa Clara, California. The net purchase price for Advanced Manufacturing Portfolio was $107.0 million, exclusive of transaction costs and working capital reserves.

The amounts recognized for the asset acquisitions as of the acquisition dates were determined by allocating the net purchase price as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (1)	Land (1)	In-place Lease Intangibles (1)	Out-of-Market Lease Intangibles, Net (1)	Total (1)
The Emerson	1/24/2020	$97,659	$17,725	$2,197	$—	$117,581
Bratzler ABC Westland	2/19/2020	$7,181	$5,704	$816	$—	$13,701
Madrid Airport Complex	6/19/2020	$3,807	$20,469	$9,787	$—	$34,063
Wakefield Logistics	7/2/2020	$14,826	$9,085	$4,078	$(701)	$27,288
Advanced Manufacturing Portfolio	8/31/2020	$34,953	$53,636	$23,648	$(5,006)	$107,231

(1) For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

As of September 30, 2020, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$143,096	$6,673	$(28,164)
Less: accumulated amortization	(44,266)	(1,957)	6,120
Net	$98,830	$4,716	$(22,044)

As of December 31, 2019, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$136,215	$8,957	$(25,579)
Less: accumulated amortization	(43,808)	(2,827)	5,946
Net	$92,407	$6,130	$(19,633)

Amortization expense of in-place leases was $7.9 million and $4.2 million for the three months ended September 30, 2020 and 2019, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $0.5 million and $0.7 million for the three months ended September 30, 2020 and 2019, respectively.

Amortization expense of in-place leases was $24.4 million and $13.5 million for the nine months ended September 30, 2020 and 2019, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $1.4 million and $1.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from October 1, 2020 through December 31, 2020 and for each of the years ending December 31, 2021 through December 31, 2025 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
October 1, 2020 through December 31, 2020	$7,408	$(1,028)
2021	$21,416	$(2,233)
2022	$18,216	$(2,147)
2023	$13,407	$(1,816)
2024	$7,842	$(1,259)
2025	$6,605	$(1,082)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the three and nine months ended September 30, 2020 were $4.4 million and $13.1 million, respectively, and for the three and nine months ended September 30, 2019 were $3.7 million and $9.4 million, respectively, which are included in rental revenue on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of September 30, 2020, the approximate fixed future minimum rentals for the period from October 1, 2020 through December 31, 2020, for each of the years ending December 31, 2021 through 2025 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
October 1, 2020 through December 31, 2020	$20,042
2021	76,003
2022	64,916
2023	56,122
2024	45,650
2025	40,708
Thereafter	165,729
Total	$469,170

During the nine months ended September 30, 2020 and 2019, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties and multi-family properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. DEBT FINANCING

As of September 30, 2020 and December 31, 2019, the Company had approximately $752.1 million and $865.7 million of debt outstanding, with weighted average years to maturity of 2.7 years and 2.6 years, respectively, and a weighted average interest rate of 2.23% and 2.54%, respectively. The following table provides additional information regarding the Company’s debt outstanding at September 30, 2020 and December 31, 2019 (in thousands):

Description	Origination or Assumption Date	Maturity Date		Maximum Capacity in Functional Currency		Interest Rate Description	Interest Rate as of September 30, 2020	Principal Outstanding at September 30, 2020	Principal Outstanding at December 31, 2019
Secured Mortgage Debt
Bishop's Square	3/3/2015	3/2/2022	(3)	€55,200		Euribor + 1.30% (1)	N/A	$—	$61,907
Domain Apartments	1/29/2016	1/29/2020	(4)	$34,300		Libor + 1.60% (1)	N/A	—	34,300	(8)
Cottonwood Corporate Center	7/5/2016	8/1/2023		$78,000		Fixed	2.98%	71,011	72,359
Goodyear Crossing II	8/18/2016	8/18/2021	(5)	$29,000		Libor + 2.00%	N/A	—	29,000
Rookwood Commons	1/6/2017	7/1/2023	(6)	$67,000		Fixed	4.25%	54,500	67,000
Rookwood Pavilion	1/6/2017	7/1/2023	(6)	$29,000		Fixed	4.25%	29,000	29,000
Montrose Student Residences	3/24/2017	3/23/2022		€22,605		Euribor + 1.85% (1)	2.00%	26,502	25,352
Queen's Court Student Residences	12/18/2017	12/18/2022		£29,500		Libor + 2.00% (1)	2.25%	37,969	38,896
Venue Museum District	9/21/2018	10/9/2021	(7)	$45,000		Libor + 1.95% (1)	4.02%	45,000	45,000
Fresh Park Venlo	10/3/2018	8/15/2023		€75,000		Euribor + 1.50% (1)	1.50%	87,909	84,092
Maintal Logistics	2/21/2019	2/28/2024		€23,500		Euribor + 1.10% (1)	1.10%	27,115	26,136
ABC Westland	5/3/2019	2/15/2024		€75,000		Euribor + 1.50% (1)	1.50%	84,120	82,655
Łódź Urban Logistics	9/20/2019	9/20/2024		€13,600		Fixed (2)	1.05%	15,767	15,211
Glasgow West End	9/26/2019	9/26/2024		£43,200		Libor + 1.80% (1)	1.95%	55,603	56,959
Gdańsk PL II	10/4/2019	9/20/2024		€16,800		Fixed (2)	1.05%	19,477	18,790
Madrid Airport Complex	6/19/2020	6/19/2023		€15,150		Fixed	2.80%	17,178	—
UK Logistics	7/7/2020	7/7/2023		£55,138	(9)	Libor + 1.75% (1)	1.92%	70,967	—
Other Notes Payable
JPMorgan Chase Revolving Credit Facility	9/13/2019	11/15/2022		$275,000		Variable	1.56%	110,000	104,000
Notes Payable								$752,118	$790,657
Affiliate Note Payable
Credit Facility with Hines	10/2/2017	12/31/2020		$75,000		Variable	N/A	—	75,000
Total Note Payable to Affiliate								$—	$75,000
Total Principal Outstanding								$752,118	$865,657
Unamortized discount								—	(104)
Unamortized financing fees								(4,146)	(4,126)
Total								$747,972	$861,427

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
(7)On October 9, 2020, the Company entered into an amendment related to its secured mortgage debt agreement for Venue

Museum District, which extended the maturity date to October 9, 2021. In connection with this amendment, the Company repaid $17.4 million of the outstanding principal, resulting in an outstanding balance of $27.6 million.
(8)As of December 31, 2019, this amount was included in liabilities associated with assets held for sale.
(9)This credit facility is collateralized by the following four industrial logistics properties: Charles Tyrwhitt DC, DSG Bristol, Royal Mail and Wakefield Logistics.

JPMorgan Chase Revolving Credit Facility

During the nine months ended September 30, 2020, the Company made draws of approximately $129.0 million and made payments of $123.0 million on its revolving loan commitment with JPMorgan Chase, N.A., (the “Revolving Credit Facility”), resulting in an outstanding balance of $110.0 million on September 30, 2020. In November 2020, the Company drew $100.0 million on its $150.0 million term loan facility with JPMorgan Chase, N.A., (the “Term Loan Facility”), and used the proceeds to pay down the outstanding balance on the Revolving Credit Facility, resulting in a new outstanding balance on the Revolving Credit Facility of $10.0 million as of November 13, 2020.

Additionally, in November 2020, the Company entered into an amendment to the credit facility agreement with JPMorgan, which reduced the required interest coverage ratio thresholds, extended the deadline to draw the remaining $50.0 million of the $150.0 million Term Loan Facility until May 2021, extended the deadline to meet the minimum required number of unencumbered pool properties to December 31, 2020 and increased the interest rate spread on outstanding loan amounts. As a result of the amendment, the Company paid $637,500 in lender consent and arrangement fees.

Hines Credit Facility

During the nine months ended September 30, 2020, the Company made payments of $75.0 million under its credit facility with Hines (the “Hines Credit Facility”). The Company made no draws during that period and had no outstanding balance as of September 30, 2020 or the date of this report.

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. As of September 30, 2020, the Company was out of compliance with the debt yield covenant related to its mortgage debts secured by Montrose Student Residences and Queens Court Student Residences, as well as with Glasgow West End as of October 1, 2020. The debt yields of these properties were adversely affected by refunds granted in response to the effects of the Coronavirus pandemic as described in Note 2—Summary of Significant Accounting Policies. Additionally, the debt yield for the Montrose Student Residences was also impacted by the Company’s decision to proactively close the residential accommodations in order to more efficiently perform renovations, including the replacement of certain fire safety equipment systems. In November 2020, the lender provided waivers for these covenants that were out of compliance as of September 30, 2020 and as of October 1, 2020, as the properties met certain conditions set forth by the lender. These waivers eliminate any event of default occurring as a result of the debt yield calculation through November 20, 2020. The Company can provide no assurances that it will be in compliance with these covenants as of December 31, 2020 or that the lender will continue to provide waivers for the Company's noncompliance with covenants in future periods.

The Company is not aware of any other instances of noncompliance with financial covenants on any of its other loans as of the date of this report. The Company’s continued compliance with these and other covenants depends on many factors and could be impacted by current or future economic conditions associated with the Coronavirus pandemic. Failure to comply with any covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations and strain the liquidity of the Company.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from October 1, 2020 through December 31, 2020, for each of the years ending December 31, 2021 through December 31, 2024 and for the period thereafter (in thousands).

	Payments Due by Year
	October 1, 2020 through December 31, 2020		2021	2022	2023	2024	Thereafter
Principal payments	$46,960	(1)	$7,914	$182,389	$324,733	$190,122	$—

(1)Included in this amount is $45.0 million in principal payments due October 9, 2020 relating to the secured mortgage debt at Venue Museum District. On October 9, 2020, the Company modified and extended this agreement resulting in a new maturity date of October 9, 2021 and a repayment of $17.4 million of the outstanding principal balance, as described above.

LIBOR is expected to be discontinued after 2021. As of September 30, 2020, the Company has three loans with a variable interest rate tied to LIBOR with maturities beyond 2021.  The loan agreements provide procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. However, there can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

The table below provides additional information regarding the Company’s interest rate contracts as of September 30, 2020 (in thousands, except percentages).

Interest Rate Contracts
Type	Property	Effective Date	Expiration Date	Maximum Capacity of Debt in Functional Currency		Notional Amount	Interest Rate Received	Pay Rate /Strike Rate
Interest rate cap	Montrose Student Residences	March 24, 2017	March 23, 2022	€22,605		€16,954	Euribor	1.25%
Interest rate cap	Queen’s Court Student Residences	December 20, 2017	December 20, 2020	£29,500		£22,125	LIBOR	2.00%
Interest rate cap	Venue Museum District	September 21, 2018	October 9, 2020	$45,000		$45,000	LIBOR	3.50%
Interest rate cap	Fresh Park Venlo	October 8, 2018	August 15, 2023	€75,000		€52,487	Euribor	2.00%
Interest rate cap	Maintal Logistics	February 28, 2019	February 28, 2024	€23,500		€16,450	Euribor	2.00%
Interest rate cap	ABC Westland	May 3, 2019	February 15, 2024	€75,000		€52,500	Euribor	1.00%
Interest rate swap	Łódź Urban Logistics	October 10, 2019	September 20, 2024	€13,600		€13,600	Euribor	(0.36)%
Interest rate swap	Gdańsk PL II	October 10, 2019	September 20, 2024	€16,800		€16,800	Euribor	(0.36)%
Interest rate cap	Glasgow West End	September 27, 2019	September 24, 2024	£43,200		£32,400	LIBOR	2.00%
Interest rate cap	Charles Tyrwhitt	July 2, 2020	July 2, 2023	£9,598	(1)	£9,598	LIBOR	1.50%
Interest rate cap	DSG Bristol	July 2, 2020	July 2, 2023	£20,240	(1)	£20,240	LIBOR	1.50%
Interest rate cap	Royal Mail	July 2, 2020	July 2, 2023	£13,970	(1)	£13,970	LIBOR	1.50%
Interest rate cap	Wakefield Logistics	July 2, 2020	July 2, 2023	£11,330	(1)	£11,330	LIBOR	1.50%

(1)Represents an allocation of a total maximum capacity of £55.1 million borrowed under one facility agreement. See Note 4—Debt Financing for more information on the borrowing.

The table below provides additional information regarding the Company’s foreign currency forward contracts that were active during the three and nine months ended September 30, 2020 (in thousands).

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

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Gain (Loss) on Derivative Instruments
	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Derivatives not designated as hedging instruments:
Interest rate swaps	$68	$—	$416	$—
Interest rate caps	(64)	(97)	(138)	(408)
Foreign currency forward contracts	(871)	—	7,324	(876)
Total gain (loss) on derivatives	$(867)	$(97)	$7,602	$(1,284)

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

Common Stock

As of September 30, 2020 and December 31, 2019, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	September 30, 2020		December 31, 2019
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	19,091	40,000	18,885
Class TX common stock, $0.001 par value per share	40,000	19,189	40,000	19,901
Class IX common stock, $0.001 par value per share	10,000	94	10,000	91
Class JX common stock, $0.001 par value per share	10,000	—	10,000	—
Class T common stock, $0.001 par value per share	350,000	38,005	350,000	28,837
Class S common stock, $0.001 par value per share	350,000	—	350,000	—
Class D common stock, $0.001 par value per share	350,000	9,606	350,000	6,927
Class I common stock, $0.001 par value per share	350,000	12,908	350,000	7,206

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the nine months ended September 30, 2020 and 2019 (in thousands). There were no Class JX and S shares issued, redeemed or outstanding during the nine months ended September 30, 2020.

	Class AX		Class TX		Class IX		Class T		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2020	18,885	$19	19,901	$22	91	$—	28,837	$29	6,927	$6	7,206	$7	81,847	$83
Issuance of common shares	126	—	146	1	1	—	5,809	6	1,696	2	2,957	3	10,735	12
Redemption of common shares	(159)	—	(183)	—	—	—	(86)	—	(20)	—	(16)	—	(464)	—
Balance as of March 31, 2020	18,852	$19	19,864	$23	92	$—	34,560	$35	8,603	$8	10,147	$10	92,118	$95
Issuance of common shares	150	—	127	—	1	—	2,528	2	702	—	1,314	1	4,822	3
Redemption of common shares	(383)	(1)	(211)	—	—	—	(319)	—	(68)	—	(56)	—	(1,037)	(1)
Balance as of June 30, 2020	18,619	$18	19,780	$23	93	$—	36,769	$37	9,237	$8	11,405	$11	95,903	$97
Issuance of common shares	130	—	148	—	1	—	1,464	1	475	—	1,609	2	3,827	3
Conversions of common shares	547	—	(547)	—	—	—	—	—	—	—	—	—	—	—
Redemption of common shares	(205)	—	(192)	—	—	—	(228)	(1)	(106)	—	(106)	—	(837)	(1)
Balance as of September 30, 2020	19,091	$18	19,189	$23	94	$—	38,005	$37	9,606	$8	12,908	$13	98,893	$99

	Class AX		Class TX		Class IX		Class T		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2019	19,123	$19	19,969	$21	96	$—	2,858	$3	1,479	$1	59	$—	43,584	$44
Issuance of common shares	136	—	155	1	1	—	4,011	4	1,198	1	608	1	6,109	7
Redemption of common shares	(163)	—	(195)	—	—	—	—	—	(4)	—	—	—	(362)	—
Balance as of March 31, 2019	19,096	$19	19,929	$22	97	$—	6,869	$7	2,673	$2	667	$1	49,331	$51
Issuance of common shares	134	—	154	—	1	—	8,152	8	1,824	2	1,520	1	11,785	11
Redemption of common shares	(270)	—	(132)	—	—	—	—	—	—	—	—	—	(402)	—
Balance as of June 30, 2019	18,960	$19	19,951	$22	98	$—	15,021	$15	4,497	$4	2,187	$2	60,714	$62
Issuance of common shares	132	—	152	—	1	—	8,001	8	1,474	1	2,304	2	12,064	11
Redemption of common shares	(152)	(1)	(90)	—	(9)	—	(17)	—	(13)	—	(1)	—	(282)	(1)
Balance as of September 30, 2019	18,940	$18	20,013	$22	90	$—	23,005	$23	5,958	$5	4,490	$4	72,496	$72

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2020 through October 2020 at a gross distribution rate of $0.05208 per month for each share class (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees.

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

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2020
September 30, 2020	$6,486	$7,309	$13,795
June 30, 2020	6,262	7,190	13,452
March 31, 2020	5,669	6,732	12,401
Total	$18,417	$21,231	$39,648
2019
December 31, 2019	$4,992	$6,092	$11,084
September 30, 2019	4,383	5,325	9,708
June 30, 2019	3,647	4,415	8,062
March 31, 2019	3,090	3,614	6,704
Total	$16,112	$19,446	$35,558

The table below outlines the net distributions declared for each class of shares for the three and nine months ended September 30, 2020 and 2019. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors, less any applicable ongoing distribution and stockholder servicing fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Distributions declared per Class AX share, net	$0.16	$0.16	$0.47	$0.47
Distributions declared per Class TX share, net	$0.13	$0.13	$0.39	$0.39
Distributions declared per Class IX share, net	$0.15	$0.15	$0.45	$0.45
Distributions declared per Class T share, net	$0.13	$0.13	$0.39	$0.39
Distributions declared per Class S share, net	$0.13	$0.13	$0.39	$0.39
Distributions declared per Class D share, net	$0.15	$0.15	$0.44	$0.45
Distributions declared per Class I share, net	$0.16	$0.16	$0.47	$0.47

7. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and the Dealer Manager, Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid as of
Type and Recipient	2020	2019	2020	2019	September 30, 2020		December 31, 2019
Selling Commissions- Dealer Manager (1)	$331	$2,262	$2,635	$5,822	$—		$—
Dealer Manager Fee- Dealer Manager	59	411	472	1,041	—		—
Distribution & Stockholder Servicing Fees- Dealer Manager	642	5,369	8,174	14,056	26,417		22,479
Organization and Offering Costs- the Advisor	955	821	2,805	3,109	6,238		7,763
Asset Management Fees- the Advisor	2,974	2,177	8,512	5,465	2,734		2,353
Other- the Advisor (2)	2,211	1,009	1,158	2,233	1,321		1,106
Performance Participation Allocation- the Advisor (3)	—	1,053	—	3,650	—		7,713
Interest expense- Hines and its affiliates (4)	—	72	362	819	—		443
Property Management Fees- Hines and its affiliates	504	404	1,699	1,219	233		287
Development and Construction Management Fees- Hines and its affiliates	37	36	127	326	140		30
Leasing Fees- Hines and its affiliates	160	95	378	432	327		344
Expense Reimbursement- Hines and its affiliates (with respect to management and operations of the Company's properties) (5)	1,899	967	5,631	2,761	(870)	(6)	264
Total	$9,772	$14,676	$31,953	$40,933	$36,540		$42,782
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
(5)Includes amounts with respect to the management and operation of the Company’s properties. These amounts are generally reimbursed to Hines and its affiliates during the month following the period in which they are incurred. Reimbursement of third party costs are not included in the incurred amounts.
(6)Includes $1.8 million of rent payments received by a Hines affiliate on the Company’s behalf and reimbursed to the Company in the following period. These amounts are unrelated to the expense reimbursements. The liability owed to Hines and its affiliates as of September 30, 2020 for expense reimbursements is $0.9 million.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of September 30, 2020 and 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020	Investments in real estate-related securities	$39,680	$39,680	$—	$—
December 31, 2019	Investments in real estate-related securities	$36,491	$36,491	$—	$—

Financial Instruments Fair Value Disclosures

As of September 30, 2020, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $752.1 million, was $750.8 million. As of December 31, 2019, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $865.7 million, was $864.1 million. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

9. REPORTABLE SEGMENTS

As described previously, the Company invests the net proceeds from its public offerings into its portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. The Company’s current business consists of owning, operating, acquiring, developing, investing in, and disposing of real estate assets and all of the Company’s consolidated revenues and property expenses are from these real estate properties.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Domestic office investments	$3,648	$4,108	$11,419	$12,445
Domestic residential/living investments	4,858	2,820	14,172	8,293
Domestic retail investments	6,412	5,587	18,938	15,439
Domestic industrial investments	938	1,088	1,470	3,275
International industrial investments	12,506	8,033	34,264	19,368
International office investments	—	2,623	3,041	6,413
International residential/living investments	1,457	1,249	8,174	5,567
Total revenues	$29,819	$25,508	$91,478	$70,800

For the three and nine months ended September 30, 2020 and 2019, the Company’s total revenues were attributable to the following countries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenues
United States	52%	52%	49%	56%
The Netherlands	24%	28%	24%	24%
United Kingdom	11%	3%	13%	5%
Poland	5%	—%	5%	—%
Spain	4%	—%	1%	—%
Germany	3%	3%	3%	3%
Ireland	1%	14%	5%	12%

For the three and nine months ended September 30, 2020 and 2019, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues in excess of property expenses (1)
Domestic office investments	$2,213	$2,675	$7,382	$8,384
Domestic residential/living investments	2,320	1,471	7,077	4,255
Domestic retail investments	3,609	3,334	10,207	8,962
Domestic industrial investments	676	836	1,040	2,495
International industrial investments	8,223	4,888	21,610	11,209
International office investments	(518)	1,896	1,816	4,376
International residential/living investments	(146)	320	4,171	3,386
Total revenues in excess of property expenses	$16,377	$15,420	$53,303	$43,067

(1)Revenues less property operating expenses, real property taxes and property management fees.

As of September 30, 2020 and December 31, 2019, the Company’s total assets by segment were as follows (in thousands):

	September 30, 2020		December 31, 2019
Assets
Domestic office investments	$123,513		$124,144
Domestic residential/living investments	281,277		220,988
Domestic retail investments	285,166		292,526
Domestic industrial investments	112,861		51,520
International industrial investments	584,952		494,268
International office investments	14,473	(1)	122,342
International residential/living investments	207,220		211,785
Corporate-level accounts	79,019		55,972
Total assets	$1,688,481		$1,573,545

(1)Comprised of cash and receivables related to post-closing activities at Bishop’s Square, in accordance with the selling agreement. Once these post-closing activities are concluded, any remaining cash will be repatriated.

As of September 30, 2020 and December 31, 2019, the Company’s total assets were attributable to the following countries:

	September 30, 2020	December 31, 2019
Total assets
United States	51%	47%
The Netherlands	18%	17%
United Kingdom	18%	18%
Ireland	4%	11%
Poland	4%	4%
Germany	3%	3%
Spain	2%	—%

For the three and nine months ended September 30, 2020 and 2019 the Company’s reconciliation of the Company’s revenues in excess of property expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Reconciliation to revenues in excess of property expenses
Net income (loss)	$(7,011)	$(1,773)	$108,281	$(9,222)
Depreciation and amortization	15,190	9,696	45,876	28,765
Acquisition related expenses	78	83	369	100
Asset management fees	2,974	2,177	8,512	5,465
Performance participation allocation	—	1,053	—	3,650
General and administrative expenses	1,046	972	3,370	2,767
(Gain) loss on derivative instruments	867	97	(7,602)	1,284
(Gain) loss on investments in real estate-related securities	(866)	(1,199)	3,736	(2,527)
Gain on sale of real estate	(39)	—	(130,140)	—
Foreign currency (gains) losses	(283)	1,186	862	1,522
Interest expense	5,455	4,257	15,850	12,772
Interest and other income	(440)	(624)	(1,152)	(993)
(Benefit) provision for income taxes	(594)	(505)	(2,432)	(516)
Provision for income taxes related to sale of real estate	—	—	7,773	—
Total revenues in excess of property expenses	$16,377	$15,420	$53,303	$43,067

10. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$13,948	$11,593
Cash paid for income taxes	$1,035	$133
Cash paid for income taxes related to sale of real estate	$7,773	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$4,665	$3,402
Distributions reinvested	$20,870	$12,567
Shares tendered for redemption	$2,591	$1,233
Non-cash net liabilities assumed	$3,863	$8,299
Offering costs payable to the Advisor	$2,805	$3,109
Distribution and stockholder servicing fees payable to the Dealer Manager	$8,174	$14,056
Accrued capital additions	$1,897	$2,115
Accrued acquisition costs	$417	$2,856

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

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

—	Risks associated with adverse changes in general economic or local market conditions, including the impact of the ongoing Coronavirus pandemic and efforts to prevent its spread, which are adversely affecting the markets in which we and our tenants operate;

—	Whether we will be successful in raising substantial additional capital, and whether we will have the opportunity to invest offering and distribution reinvestment plan proceeds to acquire properties or other investments rather than using such proceeds to redeem shares or for other purposes, and if proceeds are available for investment, our ability to make such investments in a timely manner and at appropriate amounts that provide acceptable returns;

—	Competition for tenants and real estate investment opportunities, including competition with other programs sponsored by or affiliated with Hines Interests Limited Partnership (“Hines”);

—	Our reliance on our Advisor, Hines and affiliates of Hines for our day-to-day operations and the selection of real estate investments, and our Advisor’s ability to attract and retain high-quality personnel who can provide service at a level acceptable to us;

—	Our ability to complete acquisitions of properties under contract;

—	Risks associated with conflicts of interests that result from our relationship with our Advisor and Hines, as well as conflicts of interests certain of our officers and directors face relating to the positions they hold with other entities;

—	The potential need to fund tenant improvements, lease-up costs or other capital expenditures, as well as increases in property expenses and costs of compliance with environmental matters or discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

—	The availability and timing of distributions we may pay is uncertain and cannot be assured;

—	Our distributions have been paid using cash flows from financing activities, including proceeds from our public offering, as well as cash from the waiver of fees by our Advisor, and some or all of the distributions we pay in the future may be paid from similar sources or sources such as cash advances by our Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from the offering. When we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced;

—	Risks associated with debt, our ability to secure financing and our ability to comply with covenants in our debt agreements;

—	Catastrophic events, such as hurricanes, earthquakes, tornadoes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

—	The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments;

—	Changes in governmental, tax, real estate and zoning laws and regulations and the related costs of compliance and increases in our administrative operating expenses, including expenses associated with operating as a public company;

—	International investment risks, including the burden of complying with a wide variety of foreign laws and the uncertainty of such laws, the tax treatment of transaction structures, political and economic instability, foreign currency fluctuations, and inflation and governmental measures to curb inflation may adversely affect our operations and our ability to make distributions;

—	The lack of liquidity associated with our assets; and

—	Our ability to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

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

We raise capital for our investments through public offerings of our common stock. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014 and commenced our second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Follow-On Offering”) in December 2017. It is our intention to conduct a continuous offering for an indefinite period of time by conducting additional offerings of our shares of common stock following the conclusion of the Follow-On Offering. As of November 13, 2020, we had received gross offering proceeds of $1.1 billion from the sale of 110.4 million shares through our public offerings, including shares issued pursuant to our distribution reinvestment plan.

Portfolio Highlights

We intend to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by geographic area, lease expirations and tenant industries. As of September 30, 2020, we owned twenty real estate investments consisting of 9.5 million square feet that were 94% leased. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of September 30, 2020 (“Estimated Values”), which are consistent with the values used to determine our net asset value (“NAV”) per share on that date.

The following charts depict the location of our real estate investments as of September 30, 2020. Approximately 52% of our portfolio is located throughout the United States and approximately 48% is located internationally, based on the Estimated Values.

The following table provides additional information regarding each of our properties and is presented as of September 30, 2020 except as described in the footnotes below.

Property	Location	Investment Type	Date Acquired/ Net Purchase Price (in millions)(1)	Estimated Going-in Capitalization Rate (2)	Leasable Square Feet	Percent Leased
Cottonwood Corporate Center	Salt Lake City, Utah	Office	7/2016; $139.2	6.9%	487,549	88%
Rookwood	Cincinnati, Ohio	Retail	1/2017; $193.7	6.0%	600,973	91%
Montrose Student Residences	Dublin, Ireland	Residential/Living	3/2017; $40.6	5.5%	53,835	17%	(3)
Queen’s Court Student Residences	Reading, United Kingdom	Residential/Living	10/2017; $65.3	6.2%	79,115	61%	(4)
Venue Museum District	Houston, Texas	Residential/Living	9/2018; $72.9	3.9%	294,964	89%
Fresh Park Venlo	Venlo, Netherlands	Industrial	10/2018; $136.3	6.7%	2,863,620	97%
Maintal Logistics	Frankfurt, Germany	Industrial	12/2018; $43.8	5.7%	387,253	96%
ABC Westland	The Hague, Netherlands	Industrial	5/2019; $142.8	6.2%	1,386,847	90%
Promenade Shops at Briargate	Colorado Springs, Colorado	Retail	9/2019; $93.2	7.7%	236,539	84%
Gdańsk PL II	Gdańsk, Poland	Industrial	9/2019; $29.9	6.7%	346,996	100%
Łódź Urban Logistics	Łódź, Poland	Industrial	9/2019; $25.2	6.6%	389,233	100%
Glasgow West End	Glasgow, United Kingdom	Residential/Living	9/2019; $89.5	5.5%	113,389	85%	(4)
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	Industrial	11/2019; $19.9	5.7%	145,452	100%
The Alloy	College Park, Maryland	Residential/Living	11/2019; $98.0	5.0%	230,902	87%	(4)
DSG Bristol	Bristol, United Kingdom	Industrial	11/2019; $47.0	5.0%	269,089	100%
Royal Mail	Edinburgh, United Kingdom	Industrial	12/2019; $33.4	5.3%	212,028	100%
The Emerson	Centreville, Virginia	Residential/Living	1/2020; $117.0	4.5%	328,341	82%
Madrid Airport Complex	Madrid, Spain	Industrial	6/2020; $33.2	12.7%	467,014	100%
Wakefield Logistics	Wakefield, United Kingdom	Industrial	7/2020; $25.6	5.5%	207,115	100%
Advanced Manufacturing Portfolio	Santa Clara, California	Industrial	8/2020; $107.0	6.1%	417,023	100%
Total for All Investments					9,517,277	94%	(5)

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

(3)On August 13, 2020, we proactively closed the residential accommodations at Montrose, our student housing property located in Ireland, for the upcoming 2020/2021 school year in order to more efficiently perform renovations including the replacement of certain building safety equipment systems. We currently estimate the total renovation cost to be approximately $5.0 million to $8.0 million. We expect the property to be vacant for the 2020/2021 academic year, which could result in reductions of revenues in excess of property expenses of approximately $2.0 million to $3.0 million. Additionally, we may be required to escrow certain interest payments or reduce the outstanding principal of our $26.5 million mortgage at the property.

(4)Represents the average projected occupancy for these projects over the 2020/2021 academic year based on leases signed to date. Leases at student housing properties are signed in advance of an academic year and units in our student housing properties are considered occupied if we have a signed lease for the unit for the academic year and have not issued a refund for the unit even if the property is not physically occupied. Our international student housing properties have been significantly impacted by the Coronavirus pandemic as a result of school closures, which resulted in refunded rent during the months of May through August 2020. If there are additional school closures related to the Coronavirus pandemic in the future, we could be required to issue additional refunds, which would result in our actual occupancy differing from the projections included in the table above.

(5)Excluding our student housing properties, our portfolio was 95% leased as of September 30, 2020.

NAV and Distributions

We began determining an NAV per share on a monthly basis as of the end of January 2018. Since that time, our NAV per share increased from $9.78 in the beginning of 2018 to $10.24 in February 2020. As illustrated in the chart below, the NAV fell to $9.71 as of April 30, 2020 before increasing to $9.73 as of September 30, 2020. As described elsewhere in this Quarterly Report on Form 10-Q, the Coronavirus pandemic has had, and is expected to continue to have, an adverse impact on global commercial activity and has contributed to significant volatility in financial markets. While it is difficult to ascertain the long term impact it will have on commercial real estate markets and our investments, it presents material uncertainty and risk with respect to the current and future performance and value of our investments. Investments in real properties and real estate-related securities have not been immune to the impact of the pandemic, which was the primary cause of the decline in our NAV during March and April 2020. Set forth below is additional historical information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).
1.Please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 16, 2020 for additional information concerning the methodology used to determine, and the limitations of, the NAV per share as of September 30, 2020. Please see our Annual Reports on Form 10-K for the years ended December 31, 2019, 2018, and 2017 as well as our Current Reports on Form 8-K for additional information concerning the NAV per share determined as of prior dates.
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

The table below discloses the total returns for the classes of shares that are available for investment in the Follow-On Offering:

As of September 30, 2020
Shares Class (1)	1-Year	ITD
Class I Shares (2)	2.46%	6.55%
Class D Shares (2)	2.20%	6.29%
Class S Shares (No Sales Load) (3)	1.44%	5.50%
Class S Shares (With Sales Load) (4)	(2.14)%	4.14%
Class T Shares (No Sales Load) (3)	1.44%	5.50%
Class T Shares (With Sales Load) (4)	(2.14)%	4.14%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment in the Follow-On Offering:

As of September 30, 2020
Shares Class (1)	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	2.46%	6.54%	8.26%	7.91%
Class AX Shares (With Sales Load)	N/A	3.27%	5.81%	5.88%
Class TX Shares (No Sales Load)	1.44%	5.49%	7.24%	7.21%
Class TX Shares (With Sales Load)	N/A	4.18%	6.01%	6.00%
Class IX Shares (No Sales Load)	2.20%	6.28%	N/A	6.40%
Class IX Shares (With Sales Load)	N/A	6.13%	N/A	6.14%
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

We expect that once we have fully invested the proceeds of our public offerings and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions and redemptions. Our real estate-related securities portfolio may have embedded leverage, including through the use of reverse repurchase agreements and derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Further, our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess. As of September 30, 2020 our portfolio was approximately 43% leveraged, based on the Estimated Values of our real estate investments owned as of that date, with a weighted average interest rate of 2.23%.

Notwithstanding the above, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. Any indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties about our company in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on the value of an investment in our common shares. See Note 4—Debt Financing for additional information regarding our existing debt covenants and certain non-compliance waivers that we obtained in the third quarter of 2020.

The Coronavirus pandemic had a material adverse impact on our liquidity and capital resources for the nine months ended September 30, 2020, which resulted from reduced rent collections at our retail properties and rent refunds at our international student housing properties and a reduction of capital raised from the Follow-On Offering as compared to prior periods. We are still in the early stages of navigating the actual and potential long-term impacts the pandemic will have on our business. These conditions may continue to worsen as the pandemic continues. Fortunately, the Company’s liquidity position was bolstered by its recent sale of Bishop’s Square in April 2020. As a result of this sale, the Company has significant cash on hand and significant undrawn capacity under its revolving credit facilities that it may use to fund cash needs, including shortages that may arise as a result of the Coronavirus pandemic or to make additional real estate investments. See Note 2—Summary of Significant Accounting Policies for additional information.

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

Cash flows from operating activities for the nine months ended September 30, 2020 decreased by $0.1 million as compared to the same period in the prior year. We generally expect cash flows from operating activities to increase each year as we continue to acquire additional properties. However, some of the increases in the current year were offset by the effect of the three property sales completed during the first half of 2020, including the payment of $7.8 million of taxes related to the sale of Bishop’s Square in April 2020. Additionally, the increase in cash flows from operating activities was also offset by the payment of the performance participation allocation, which was $1.7 million higher in 2020.

Cash Flows from Investing Activities

Cash flows from investing activities for the nine months ended September 30, 2020 and 2019 primarily consisted of the following:

Nine months ended September 30, 2020
•Payment of $297.5 million, primarily related to the acquisitions of four real estate investments during the nine months ended September 30, 2020.
•Capital expenditures of approximately $7.0 million at our real estate properties.
•We received proceeds of $340.5 million from the sale of the Domain Apartments in January 2020, Goodyear Crossing II in February 2020 and Bishop’s Square in April 2020. We sold the Domain Apartments for a contract sales price of $80.1 million and we acquired the Domain Apartments in January 2016 for a net purchase price of $58.1 million. We sold Goodyear Crossing II for a contract sales price of $72.0 million and we acquired Goodyear Crossing II in August 2016 for a net purchase price of $56.2 million. We sold Bishop’s Square for a contract sales price of €181.6 million (approximately $198.0 million assuming a rate of $1.09 per EUR as of the date of transaction) and we acquired Bishop’s Square in March 2015 for €92.0 million (approximately $103.5 million assuming a rate of $1.13 per EUR as of the acquisition date). Proceeds from these sales were used to pay off the secured debt outstanding on the two real estate investments in full as well as to fund the acquisitions of real estate investments made during the nine months ended September 30, 2020.
•Payments of $34.2 million to purchase real estate-related securities. We also received proceeds of $27.3 million from the sales of these securities.

Nine months ended September 30, 2019
•Payment of $416.0 million, primarily related to the acquisitions of five real estate investments during the nine months ended September 30, 2019.
•Capital expenditures of approximately $6.3 million at our various real estate properties.
•Payments of $38.1 million to purchase real estate-related securities. We also received proceeds of $14.0 million from the sales of real estate-related securities.

Cash Flows from Financing Activities

Public Offerings

We raised gross proceeds of $178.4 million from our Follow-On Offering during the nine months ended September 30, 2020, excluding proceeds from the distribution reinvestment plan. During the nine months ended September 30, 2019, we had raised $296.9 million from our Follow-On Offering, excluding proceeds from the distribution reinvestment plan. In addition, during the nine months ended September 30, 2020 and 2019, we redeemed $23.1 million and $10.5 million in shares of our common stock pursuant to our share redemption program, respectively.

In addition to the investing activities described previously, we have used proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and their affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the nine months ended September 30, 2020 and 2019, we made payments of $7.3 million and $9.2 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our Follow-On Offering. The decrease in selling commissions, dealer manager fees and distribution and stockholder servicing fees for the nine months ended September 30, 2020 as compared to the same period in 2019 is due to a reduction in the amount of capital raised during 2020, which was adversely affected by the Coronavirus pandemic.

Until December 31, 2018, the Advisor advanced all of our organization and offering costs, consisting of issuer costs and certain underwriting costs (but excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) related to our public offerings, which totaled $9.0 million. In January 2019, we began reimbursing the Advisor in ratable amounts over 60 months for all such advanced expenses, as well as any organization and offering costs incurred subsequent to December 31, 2018, to the extent cumulative organization and offering costs paid by the Company do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from our public offerings. For the nine months ended September 30, 2020, we reimbursed the Advisor $4.3 million for organization and offering costs.

Distributions

In January 2018, we began and intend to continue to declare distributions as of monthly record dates and pay them on a monthly basis. With the authorization of our board of directors, we declared monthly distributions from January 2019 through October 2020 at a gross distribution rate of $0.05208 per month for each share class less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those stockholders participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations. As described previously, the Coronavirus pandemic has had adverse effects on the operations of several of our real estate investments in recent months, which has adversely impacted our NAV and could affect our ability to maintain the current distribution rate.

Distributions paid to stockholders during the nine months ended September 30, 2020 and 2019 were $38.8 million and $23.1 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the nine months ended September 30, 2020 and September 30, 2019, we funded 65% and 60% of total distributions with cash flows from other sources such as cash flows from investing activities, respectively, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds.

The following table outlines our total distributions declared to stockholders for each quarter during 2020 and 2019, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	Stockholders			Distributions Paid With Cash Flows From Operating Activities (1)
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2020
September 30, 2020	$6,486	$7,309	$13,795	$13,721	99%
June 30, 2020	6,262	7,190	13,452	—	—%
March 31, 2020	5,669	6,732	12,401	—	—%
Total	$18,417	$21,231	$39,648	$13,721	35%
2019
December 31, 2019	$4,992	$6,092	$11,084	$11,087	100%
September 30, 2019	4,383	5,325	9,708	9,711	100%
June 30, 2019	3,647	4,415	8,062	—	—%
March 31, 2019	3,090	3,614	6,704	—	—%
Total	$16,112	$19,446	$35,558	$20,798	58%

(1)Includes distributions paid to noncontrolling interests.

Debt Financings

As mentioned above under “—Financial Condition, Liquidity and Capital Resources,” our portfolio was approximately 43% leveraged as of September 30, 2020 (based on the Estimated Values). Our total loan principal outstanding had a weighted average interest rate of 2.23% as of September 30, 2020. Below is additional information regarding our loan activity for the nine months ended September 30, 2020 and 2019. See Note 4—Debt Financing for additional information regarding our outstanding debt and our interest rate exposure.

Nine months ended September 30, 2020
•We received proceeds of $87.5 million in property-level debt financing and made draws of $129.0 million on our Revolving Credit Facility with JPMorgan during the nine months ended September 30, 2020. These proceeds were used primarily to provide cash for the acquisition of real estate investments during the nine months ended September 30, 2020. The Revolving Credit Facility with JPMorgan had an outstanding balance of $110.0 million as of September 30, 2020. See Note 4—Debt Financing for additional subsequent information relating to our Revolving Credit Facility and Term Loan Facility with JPMorgan.
•We made payments of $140.2 million on our property-level mortgages related to the three properties sold during 2020. Additionally, we made payments of $123.0 million on our Revolving Credit Facility with JPMorgan during the nine months ended September 30, 2020, using the proceeds from the sales of our properties and proceeds from the Follow-On Offering.
•We made payments of $75.0 million under the Hines Credit Facility to pay off our outstanding balance as of April 2020. We made no draws under this facility during the nine months ended September 30, 2020. We have not had any amounts outstanding under this facility since April 2020.

Nine months ended September 30, 2019
•We received proceeds of $229.6 million in permanent mortgage financing as well as draws on our Revolving Credit Facility with JPMorgan. Use of these proceeds was primarily to provide cash for the acquisitions of real estate investments during the nine months ended September 30, 2019. We made draws of approximately $52.0 million and no payments on the Revolving Credit Facility with JPMorgan during the nine months ended September 30, 2019, resulting in an outstanding balance of $52.0 million as of September 30, 2019.
•We borrowed $81.0 million under the Hines Credit Facility primarily to provide cash for the acquisitions of real estate investments during the nine months ended September 30, 2019, and made payments of $99.0 million on this facility. We had an outstanding balance of $37.0 million under the Hines Credit Facility as of September 30, 2019.
•We made payments of $1.2 million in financing costs primarily related to our mortgage loans.

Results of Operations

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

The table below includes information regarding changes in our results of operations for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in 2020 compared to 2019 as a result of significant additional capital raised and invested in real estate, as offset by recent property dispositions. However, the Coronavirus pandemic had adverse effects on our results of operations for the three months ended September 30, 2020, which offset some of the increases resulting from our acquisition activity. These effects were primarily due to rent concessions at our retail properties and rent refunds at our international student housing properties. Our other segments were not materially affected. To the extent the Coronavirus pandemic causes additional adverse conditions at our properties, our results in future periods could also be affected. All amounts are in thousands, except for percentages:

	Three Months Ended September 30,		Change
	2020	2019	$	%
Revenues:
Rental revenue	$29,199	$24,699	$4,500	18%
Other revenue	620	809	(189)	(23)%
Total revenues	29,819	25,508	4,311	17%
Expenses:
Property operating expenses	8,566	6,450	2,116	33%
Real property taxes	3,691	2,751	940	34%
Property management fees	1,185	887	298	34%
Depreciation and amortization	15,190	9,696	5,494	57%
Acquisition related expenses	78	83	(5)	N/A*
Asset management fees	2,974	2,177	797	37%
Performance participation allocation	—	1,053	(1,053)	(100)%
General and administrative expenses	1,046	972	74	8%
Total expenses	32,730	24,069	8,661	36%
Other income (expenses):
Gain (loss) on derivative instruments	(867)	(97)	(770)	N/A*
Gain (loss) on investments in real estate-related securities	866	1,199	(333)	N/A*
Gain on sale of real estate	39	—	39	N/A*
Foreign currency gains (losses)	283	(1,186)	1,469	N/A*
Interest expense	(5,455)	(4,257)	(1,198)	(28)%
Interest and other income	440	624	(184)	(29)%
Income (loss) before benefit (provision) for income taxes	(7,605)	(2,278)	(5,327)	N/A*
Benefit (provision) for income taxes	594	505	89	N/A*
Net income (loss)	$(7,011)	$(1,773)	$(5,238)	N/A*
* Not a meaningful percentage

Total revenues: The increase in total revenue is primarily due to the additional real estate investments acquired between September 30, 2019 and September 30, 2020, offset by dispositions during the same period. We acquired eight and disposed of three real estate investments since September 30, 2019 and had a portfolio of twenty real estate investments as of September 30, 2020 that contained 9.5 million leasable square feet, of which 94% was leased. Despite this increase, total revenues of our same-store properties decreased $1.9 million between the three months ended September 30, 2020 and September 30, 2019. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.

Property operating expenses: The increase in property operating expenses is primarily due to our significant net acquisition activity since September 30, 2019, as described above. Property operating expenses of our same-store properties increased $0.2 million between the three months ended September 30, 2020 and September 30, 2019. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Real property taxes: The increase in real property taxes is primarily due to our significant net acquisition activity since September 30, 2019, as described above. Real property taxes of our same-store properties increased $55,000 between the three months ended September 30, 2020 and September 30, 2019. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Property management fees: The increase in property management fees is primarily due to our significant net acquisition activity since September 30, 2019, as described above. Property management fees increased $0.1 million between the three months ended September 30, 2020 and September 30, 2019. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to the additional real estate investments acquired since September 30, 2019, offset by dispositions during the same period, as previously described.
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV. The increase in these fees is primarily due to the additional real estate investments made since September 30, 2019, offset by dispositions during the same period, as previously described.
Performance participation allocation: The decrease in performance participation allocation is a result of the fee not being earned by the Advisor for the three months ended September 30, 2020 due to a decline in our NAV per share during 2020. Please see Item 2—Management’s Discussion and Analysis—NAV and Distributions for additional information concerning the change in NAV per share.
General and administrative expenses: General and administrative expenses increased primarily due to increased legal costs and shareholder costs. We generally expect our general and administrative expenses to continue to increase as we continue raising capital from our Follow-On Offering.
Gain (loss) on derivative instruments: We enter into interest rate hedging instruments in order to limit our exposure against the variability of future interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. During the three months ended September 30, 2020, such losses were primarily related to the position of our foreign currency forward contracts.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities which consist of common equities, preferred equities and debt investments of publicly traded REITs.  These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. The gain on securities during the three months ended September 30, 2020 is primarily due to $1.4 million of unrealized gains on the portfolio resulting from market recovery from the lows earlier in the year, which related to the Coronavirus pandemic. For information about the valuation of our investments in real estate-related securities, see Note 8—Fair Value Measurements in the notes to the accompanying financial statements.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the three months ended September 30, 2020, these gains were primarily related to the effect of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased due to the net increase in our principal amount of indebtedness outstanding during the period resulting from additional real estate investments acquired since September 30, 2019, as offset by the effects of the properties sold during 2020.
Interest and other income: Primarily relates to interest and dividend income associated with our investments in real estate-related securities. The decrease in interest and dividend income earned during the three months ended September 30, 2020 compared to 2019 is primarily related to market reaction to the Coronavirus pandemic.
Benefit (provision) for income taxes: Benefit for income taxes increased nearly $90,000 primarily as a result of recent changes in tax laws related to our international student housing properties and their effect on book / tax timing differences at these properties.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the three months ended September 30, 2020 includes eight properties. The tables below include additional information regarding the operating results of our same-store properties for the current period as compared to the same period in the prior year.

The following table presents the same-store revenues for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, by reportable segment. Total revenues increased by 17% primarily as a result of eight additional property acquisitions made between September 30, 2019 and September 30, 2020 as offset by the dispositions of three properties in 2020. However, revenues of our same-store properties decreased by 9% primarily due to the adverse effects of the Coronavirus pandemic on our retail properties and international student housing properties, as described above. To the extent the Coronavirus pandemic causes additional adverse conditions at our properties, our results in future periods could also be affected. See below for additional explanations of notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Three Months Ended September 30,		Change
	2020	2019	$		%
Revenues
Same-store properties
Domestic office investments	$3,648	$4,108	$(460)	(1)	(11)%
Domestic residential/living investments	1,488	1,523	(35)		(2)%
Domestic retail investments	4,371	5,070	(699)	(2)	(14)%
International industrial investments	8,025	7,993	32		—%
International residential/living investments	552	1,250	(698)	(3)	(56)%
Total same-store properties	$18,084	$19,944	$(1,860)		(9)%
Recent acquisitions	11,735	557	11,178		N/A*
Disposed properties	—	5,007	(5,007)		(100)%
Total revenues	$29,819	$25,508	$4,311		17%
* Not a meaningful percentage

(1)The decrease is due to a decline in rental revenue from tenant vacancies and one tenant reducing their leased space. The property was 97% leased at September 30, 2019 compared to 88% leased at September 30, 2020. We are currently in discussions with prospective tenants to re-lease some of the vacant space. Additionally, we have recently undertaken capital projects to improve tenant amenities to enhance our ability to lease the remaining vacant space.
(2)The decrease is primarily due to rent concessions negotiated with our tenants due to the impact of the Coronavirus pandemic.
(3)The decrease is primarily due to rent refunds granted to our student housing tenants resulting from school closures in response to the Coronavirus pandemic, as well as due to the closing of one of our student housing properties in August 2020 for renovation and replacement of certain building safety equipment systems.

The following table presents the property expenses for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, by reportable segment. Property expenses increased by 33% primarily as a result of eight additional property acquisitions made between September 30, 2019 and September 30, 2020 as offset by the dispositions of three properties during the nine months ended September 30, 2020. However, property expenses of our same-store properties only increased by 5%, by comparison. See below for additional explanations of notable changes in same-store property expenses. All amounts are in thousands, except for percentages.

	Three Months Ended September 30,		Change
	2020	2019	$		%
Property expenses(1)
Same-store properties
Domestic office investments	$1,435	$1,438	$(3)		—%
Domestic residential/living investments	977	905	72		8%
Domestic retail investments	1,901	2,073	(172)		(8)%
International industrial investments	3,537	3,064	473	(2)	15%
International residential/living investments	938	901	37		4%
Total same-store properties	$8,788	$8,381	$407		5%
Recent acquisitions	4,074	282	3,792		N/A*
Disposed properties	580	1,425	(845)		(59)%
Total property expenses	$13,442	$10,088	$3,354		33%
* Not a meaningful percentage

(1)Property expenses include property operating expenses, real property taxes and property management fees.
(2)The increase is primarily due to management fees payable to affiliates of Hines. These fees directly offset the amount of asset management fees payable to our Advisor. As a result, an increase in these fees in any of our segments will not increase total management fees payable to Hines and its affiliates by Hines Global.

The following table presents revenues in excess of property expenses for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019, by reportable segment. Total revenues in excess of property expenses increased 6% primarily as a result of our significant recent acquisition activity, as offset by our recent dispositions. However, total revenues in excess of property expenses of our same-store properties decreased by 20%, primarily due to adverse effects of the Coronavirus pandemic on our retail properties and our international student housing properties, as described previously. To the extent the Coronavirus pandemic causes additional adverse conditions at our properties, our results in future periods could also be affected. All amounts below are in thousands, except for percentages.

	Three Months Ended September 30,		Change
	2020	2019	$		%
Revenues in excess of property expenses(1)
Same-store properties
Domestic office investments	$2,213	$2,670	$(457)	(2)	(17)%
Domestic residential/living investments	511	618	(107)		(17)%
Domestic retail investments	2,470	2,997	(527)	(2)	(18)%
International industrial investments	4,488	4,929	(441)	(2)	(9)%
International residential/living investments	(386)	349	(735)	(2)	(211)%
Total same-store properties	$9,296	$11,563	$(2,267)		(20)%
Recent acquisitions	7,661	275	7,386		N/A*
Disposed properties	(580)	3,582	(4,162)		(116)%
Total revenues in excess of property expenses	$16,377	$15,420	$957		6%
* Not a meaningful percentage

(1)Revenues in excess of property expenses include total revenues less property operating expenses, real property taxes and property management fees.
(2)Please refer to the tables above for explanations regarding these changes.

Nine months ended September 30, 2020 compared to the Nine months ended September 30, 2019

The table below includes information regarding changes in our results of operations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in 2020 compared to 2019 as a result of significant additional capital raised and invested in real estate. As described previously, the Coronavirus pandemic had adverse effects on our results of operations for the three months ended September 30, 2020, which offset some of the increases from our acquisition activity. These effects were primarily due to rent concessions at our retail properties and rent refunds at our international student housing properties. Our other segments were not materially affected. To the extent the Coronavirus pandemic causes additional adverse conditions at our properties, our results in future periods could also be affected. All amounts are in thousands, except for percentages.

	Nine Months Ended September 30,		Change
	2020	2019	$	%
Revenues:
Rental revenue	$89,319	$69,167	$20,152	29%
Other revenue	2,159	1,633	526	32%
Total revenues	91,478	70,800	20,678	29%
Expenses:
Property operating expenses	23,779	17,155	6,624	39%
Real property taxes	10,662	8,047	2,615	32%
Property management fees	3,734	2,531	1,203	48%
Depreciation and amortization	45,876	28,765	17,111	59%
Acquisition related expenses	369	100	269	N/A*
Asset management fees	8,512	5,465	3,047	56%
Performance participation allocation	—	3,650	(3,650)	(100)%
General and administrative expenses	3,370	2,767	603	22%
Total expenses	96,302	68,480	27,822	41%
Other income (expenses):
Gain (loss) on derivative instruments	7,602	(1,284)	8,886	N/A*
Gain (loss) on investments in real estate-related securities	(3,736)	2,527	(6,263)	N/A*
Gain on sale of real estate	130,140	—	130,140	N/A*
Foreign currency gains (losses)	(862)	(1,522)	660	N/A*
Interest expense	(15,850)	(12,772)	(3,078)	(24)%
Interest and other income	1,152	993	159	16%
Income (loss) before benefit (provision) for income taxes	113,622	(9,738)	123,360	N/A*
Benefit (provision) for income taxes	2,432	516	1,916	N/A*
Provision for income taxes related to sale of real estate	(7,773)	—	(7,773)	N/A*
Net income (loss)	$108,281	$(9,222)	$117,503	N/A*
* Not a meaningful percentage
Total revenues: The increase in total revenue is primarily due to the additional real estate investments acquired between September 30, 2019 and September 30, 2020, offset by dispositions during the same period. We acquired eight and disposed of three real estate investments between September 30, 2019 and September 30, 2020 and had a portfolio of twenty real estate investments as of September 30, 2020 that contained 9.5 million leasable square feet, of which 94% was leased. Despite this increase, total revenues of our same-store properties decreased $5.4 million between the nine months ended September 30, 2020 and September 30, 2019. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.

Property operating expenses: The increase in property operating expenses is primarily due to our significant net acquisition activity since September 30, 2019, as described above. Property operating expenses of our same-store properties increased $0.2 million between the nine months ended September 30, 2020 and September 30, 2019. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Real property taxes: The increase in real property taxes is primarily due to our significant net acquisition activity since September 30, 2019. Despite this increase, real property taxes of our same-store properties decreased $16,000 between the nine months ended September 30, 2020 and September 30, 2019. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Property management fees: The increase in property management fees is primarily due to our significant net acquisition activity since September 30, 2019. Property management fees of our same-store properties increased $0.1 million between the nine months ended September 30, 2020 and September 30, 2019. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to the additional real estate investments acquired since September 30, 2019, offset by dispositions during the same period, as previously described.
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV. The increase in these fees is primarily due to the additional real estate investments made since September 30, 2019, as previously described.
Performance participation allocation: The decrease in performance participation allocation is a result of the fee not being earned by the Advisor for the nine months ended September 30, 2020 due to a decline in our NAV per share during 2020. Please see Item 2—Management’s Discussion and Analysis—NAV and Distributions for additional information concerning the change in NAV per share.
General and administrative expenses: General and administrative expenses increased primarily due to increased legal costs and shareholder costs. We generally expect our general and administrative expenses to continue to increase as we continue raising capital from our Follow-On Offering.
Gain (loss) on derivative instruments: We enter into interest rate hedging instruments in order to limit our exposure against the variability of future interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. During the nine months ended September 30, 2020, gains were primarily related to the position of our foreign currency forward contracts.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs.  These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. The loss on securities during the nine months ended September 30, 2020 is due to realized and unrealized losses on the portfolio resulting from the lows earlier in the year, which related to the Coronavirus pandemic. For information about the valuation of our investments in real estate-related securities, see Note 8—Fair Value Measurements in the notes to the accompanying financial statements.
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
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the nine months ended September 30, 2020 and 2019, these losses were primarily related to the effect of remeasuring cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased due to the net increase in our principal amount of indebtedness outstanding during the period resulting from additional real estate investments acquired since September 30, 2019, as offset by the effects of the properties sold during 2020.

Interest and other income: Primarily relates to interest and dividend income associated with our investments in real estate-related securities. The increase in interest and dividend income earned during the nine months ended September 30, 2020 compared to 2019 is due to additional investments in real estate-related securities since September 30, 2019.
Benefit (provision) for income taxes: Benefit for income taxes increased nearly $2.0 million primarily as a result of recent changes in tax laws related to our international student housing properties and their effect on book / tax timing differences at these properties.
Provision for income taxes related to sale of real estate: The increase during the nine months ended September 30, 2020 compared to 2019 relates to the income tax incurred as a result of the sale of Bishop’s Square during April 2020, as described above.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the nine months ended September 30, 2020 includes seven properties. The tables below include additional information regarding the operating results of our same-store properties for the current period as compared to the same period in the prior year.

The following table presents the same-store revenues for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, by reportable segment. Total revenues increased by 29% primarily as a result of eight additional property acquisitions made between September 30, 2019 and September 30, 2020, as offset by the dispositions of three properties during the nine months ended September 30, 2020. However, revenues of our same-store properties decreased by 10% primarily due to the adverse effects of the Coronavirus pandemic on our retail properties and international student housing properties, as described above. To the extent the Coronavirus pandemic causes additional adverse conditions at our properties, our results in future periods could also be affected. See below for additional explanations of notable changes in same-store revenues.

	Nine months ended September 30,		Change
	2020	2019	$		%
Revenues
Same-store properties
Domestic office investments	$11,419	$12,445	$(1,026)	(1)	(8)%
Domestic residential/living investments	4,431	4,466	(35)		(1)%
Domestic retail investments	12,272	14,923	(2,651)	(2)	(18)%
International industrial investments	14,107	14,254	(147)		(1)%
International residential/living investments	4,016	5,568	(1,552)	(3)	(28)%
Total same-store properties	$46,245	$51,656	$(5,411)		(10)%
Recent acquisitions	41,575	5,631	35,944		N/A*
Disposed properties	3,658	13,513	(9,855)		(73)%
Total revenues	$91,478	$70,800	$20,678		29%
* Not a meaningful percentage

(1)The decrease is due to a decline in rental revenue from tenant vacancies and one tenant reducing their leased space. The property was 97% leased at September 30, 2019, compared to 88% leased at September 30, 2020. We are currently in discussions with prospective tenants to re-lease some of the vacant space. Additionally, we have recently undertaken capital projects to improve tenant amenities to enhance our ability to lease the remaining vacant space.
(2)The decrease is primarily due to rent concessions negotiated with our tenants as a result of the impact of the Coronavirus pandemic.
(3)The decrease is primarily due to rent refunds granted to our student housing tenants resulting from school closures in response to the Coronavirus pandemic, as well as due to the closing of one of our student housing properties in August 2020 for renovation and replacement of certain building safety equipment systems.

The following table presents the property expenses for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, by reportable segment. Property expenses increased by 38% primarily as a result of eight additional property acquisitions made between September 30, 2019 and September 30, 2020, as offset by the dispositions of three properties in 2020. See below for additional explanations of notable changes in same-store property expenses.

	Nine months ended September 30,		Change
	2020	2019	$		%
Property expenses(1)
Same-store properties
Domestic office investments	$4,036	$4,065	$(29)		(1)%
Domestic residential/living investments	2,947	2,745	202	(2)	7%
Domestic retail investments	5,973	6,298	(325)		(5)%
International industrial investments	6,538	6,175	363	(3)	6%
International residential/living investments	2,214	2,154	60		3%
Total same-store properties	$21,708	$21,437	$271		1%
Recent acquisitions	14,924	2,185	12,739		N/A*
Disposed properties	1,543	4,111	(2,568)		(62)%
Total property expenses	$38,175	$27,733	$10,442		38%
* Not a meaningful percentage

(1)Property expenses include property operating expenses, real property taxes and property management fees.
(2)Represents increases in property expenses that are due to one-time costs incurred at certain properties that are individually immaterial and not indicative of a trend.
(3)The increase is primarily due to management fees payable to affiliates of Hines. These fees directly offset the amount of asset management fees payable to our Advisor. As a result, an increase in these fees in any of our segments will not increase total management fees payable to Hines and its affiliates by Hines Global.

The following table presents revenues in excess of property expenses for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019, by reportable segment. In total, revenues in excess of property expenses increased by 24% primarily as a result of our significant recent acquisition activity, as offset by our recent dispositions. However, total revenues in excess of property expenses of our same-store properties decreased by 19% primarily due to adverse effects of the Coronavirus pandemic on our retail properties and our international student housing properties, as well as the closing of one of our student housing properties for renovation, as described previously. To the extent the Coronavirus pandemic causes additional adverse conditions at our properties, our results in future periods could also be affected. All amounts below are in thousands, except for percentages:

	Nine months ended September 30,		Change
	2020	2019	$		%
Revenues in excess of property expenses(1)
Same-store properties
Domestic office investments	$7,383	$8,380	$(997)	(2)	(12)%
Domestic residential/living investments	1,484	1,721	(237)	(2)	(14)%
Domestic retail investments	6,299	8,625	(2,326)	(2)	(27)%
International industrial investments	7,569	8,079	(510)	(2)	(6)%
International residential/living investments	1,802	3,414	(1,612)	(2)	(47)%
Total same-store properties	$24,537	$30,219	$(5,682)		(19)%
Recent acquisitions	26,651	3,446	23,205		N/A*
Disposed properties	2,115	9,402	(7,287)		(78)%
Total revenues in excess of property expenses	$53,303	$43,067	$10,236		24%
* Not a meaningful percentage

(1)Revenues in excess of property expenses include total revenues less property operating expenses, real property taxes and property management fees.
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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the three and nine months ended September 30, 2020 and 2019 and the period from inception through September 30, 2020 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 31, 2013 (date of inception) through September 30, 2020
	2020	2019	2020	2019
Net income (loss)	$(7,011)	$(1,773)	$108,281	$(9,222)	$52,361
Depreciation and amortization (1)	15,190	9,696	45,876	28,765	173,862
Gain on sale of real estate	(39)	—	(130,140)	—	(144,631)
Taxes related to sale of real estate	—	—	7,773	—	7,773
(Gain) loss on securities (2)	(866)	(1,199)	3,736	(2,527)	1,820
Adjustments for noncontrolling interests (3)	—	(6)	—	(21)	117
Funds From Operations attributable to common stockholders	$7,274	$6,718	$35,526	$16,995	$91,302
Basic and diluted income (loss) per common share	$(0.07)	$(0.03)	$1.15	$(0.16)	$1.59
Funds From Operations attributable to common stockholders per common share	$0.07	$0.10	$0.38	$0.29	$2.77
Weighted average shares outstanding	97,520	68,913	93,769	57,732	32,965

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•For the three and nine months ended September 30, 2020, the Dealer Manager earned distribution and stockholder servicing fees of $1.4 million and $4.3 million, respectively, which are paid by Hines Global. For the three and nine months ended September 30, 2019, the Dealer Manager earned distribution and stockholder servicing fees of $1.1 million and $2.6 million, respectively. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through September 30, 2020 were $12.0 million.
•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. We do not consider the performance participation allocation in evaluating our operating performance. For the three and nine months ended September 30, 2020, we did not incur any performance participation allocation fees. For the three and nine months ended September 30, 2019, we incurred $1.1 million and $3.7 million in performance participation allocation fees, respectively. Total performance participation allocation fees incurred were $13.9 million from inception through September 30, 2020. Refer to Note 7—Related Party Transactions for more information on the performance participation allocation.

•For the three and nine months ended September 30, 2020, we recorded adjustments primarily related to amortization of out-of-market lease intangibles and lease incentives and straight-line rent adjustments, which resulted in a net increase to rental revenue of $0.5 million and $2.0 million, respectively. For the three and nine months ended September 30, 2019, we recorded adjustments primarily related to amortization of out-of-market lease intangibles and lease incentives and straight-line rent adjustments, which resulted in a net increase to rental revenue of $1.2 million and $3.8 million, respectively. Total of such adjustments from inception through September 30, 2020 were $13.8 million. Included in these adjustments is the amortization of deferred financing costs, which amounted to $1.1 million and $2.2 million for the three and nine months ended September 30, 2020, respectively and $0.3 million and $0.1 million for the three and nine months ended September 30, 2019, respectively.
•We recorded adjustments related to derivative instruments and foreign currencies, which reduced net income by approximately $0.8 million and increased net income by approximately $6.7 million for the three and nine months ended September 30, 2020, respectively. For the three and nine months ended September 30, 2019, these adjustments reduced net income by approximately $1.2 million and $2.7 million, respectively. The total of such adjustments from inception through September 30, 2020 increased net income by $3.1 million.
As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees to fund distributions to our stockholders. For example, we funded 65% and 60% of total distributions for the nine months ended September 30, 2020 and 2019, respectively, with cash flows from other sources, such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through September 30, 2020, we declared $130.7 million of distributions to our stockholders, compared to our total aggregate FFO of $91.3 million and our total aggregate net income of $52.4 million for that period. We incurred acquisition fees and expenses of $23.3 million from inception through December 31, 2017 in connection with our real estate investments, which were recorded as reductions to net income (loss) and FFO. We adopted ASU 2017-01 on January 1, 2018, which allows us to capitalize acquisition-related costs and fees instead of treating them as operating expenses under GAAP. For the nine months ended September 30, 2020, we declared $39.6 million of distributions to our stockholders compared to our total aggregate FFO of $35.5 million. For the nine months ended September 30, 2019, we declared $24.5 million of distributions to our stockholders compared to our total aggregate FFO of $17.0 million.

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

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

*****

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of September 30, 2020, we were exposed to the following market risks.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of September 30, 2020, we had $545 million of variable-rate debt outstanding. If interest rates were to increase by 1% and everything else remained the same, we would incur an additional $5.5 million in interest expense annually. Additionally, we have entered into interest rate cap agreements to limit our exposure to rising interest rates related to our mortgage loans secured by our investment properties. See Note 4—Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of September 30, 2020	Reduction in Net Income (Loss) for the Nine Months Ended September 30, 2020
EUR	$14,401	$7,185
GBP	$5,926	$83

(1) Our real estate assets in Poland were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty exposure upon disposition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended) during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of the employees of Hines and its affiliates working remotely due to the Coronavirus pandemic. We are continually monitoring and assessing the Coronavirus pandemic on our internal controls to minimize the impact to their design and operating effectiveness.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of November 13, 2020, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

As of September 30, 2020, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020 and in “Part II - Item 1A. ‘Risk Factors’” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 15, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On September 9, 2020, 3,054.99 restricted common shares were granted to each of our independent directors, Messrs. Humberto “Burt” Cabañas, Dougal A. Cameron, and John O. Niemann, Jr. Such restricted shares were granted pursuant to Restricted Share Award Agreements between us and each of our independent directors, as part of the independent directors’ annual compensation for service on our board of directors and without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
July 1, 2020 to July 31, 2020	366,364	$9.71	366,364	1,554,126
August 1, 2020 to August 31, 2020	239,488	$9.72	239,488	1,707,124
September 1, 2020 to September 30, 2020	231,482	$9.82	231,482	1,968,572
Total	837,334		837,334

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

HINES GLOBAL INCOME TRUST, INC.

November 13, 2020	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer and
Chairman of the Board of Directors

November 13, 2020	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer