Form 10-K
period 2020-12-31
HINES GLOBAL INCOME TRUST, INC.
filed 2021-03-26
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock.

As of March 1, 2021, approximately 23.8 million shares of the registrant’s Class AX common stock, 13.9 million shares of the registrants Class TX common stock, 0.1 million shares of the registrant’s Class IX common stock, 42.3 million shares of the registrant’s Class T common stock, 11.3 million shares of the registrant’s Class D common stock and 21.5 million shares of the registrant’s Class I common stock were outstanding.

TABLE OF CONTENTS PART I
Item 1.	Business	2
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	48
Item 2.	Properties	49
Item 3.	Legal Proceedings	55
Item 4.	Mine Safety Disclosures	55
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	56
Item 6.	Selected Financial Data	61
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	61
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	80
Item 8.	Financial Statements and Supplementary Data	81
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	116
Item 9A.	Controls and Procedures	116
Item 9B.	Other Information	117
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	117
Item 11.	Executive Compensation	123
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	125
Item 13.	Certain Relationships and Related Transactions, and Director Independence	126
Item 14.	Principal Accounting Fees and Services	130
PART IV
Item 15.	Exhibits, Financial Statement Schedules	131
Item 16.	Form 10-K Summary	131
SIGNATURES		138
EX- 21.1	List of Subsidiaries
EX- 23.1	Consent of Deloitte & Touche LLP
EX- 31.1	Certification
EX- 31.2	Certification
EX- 32.1	Certification of CEO & CFO pursuant to Section 906
EX- 99.3	Consent of Altus Group U.S., Inc.

EX- 101	Instance Document
EX- 101	Schema Document
EX- 101	Calculation Linkbase Document
EX- 101	Labels Linkbase Document
EX- 101	Presentation Linkbase Document
EX- 101	Definition Linkbase Document

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

Summary Risk Factors

An investment in shares of our common stock involves significant risks. These risks are discussed more fully in Item 1A. Risk Factors herein. These risks include, among others, the following:

•Our charter does not require us to pursue a transaction to provide liquidity to our stockholders and there is no public market for our common shares; therefore, our stockholders must be prepared to hold their shares for an indefinite length of time and, if our stockholders are able to sell their shares, they will likely sell them at a substantial discount.

•The purchase and redemption price for shares of our common stock generally will be based on our most recently determined net asset value (“NAV”) (subject to material changes as described above) and will not be based on any public trading market. While there will be independent appraisals of our properties performed annually, at any given time our NAV may not accurately reflect the actual then-current market value of our assets.

•Distributions have exceeded earnings. Some or all of our distributions have been paid, and may continue to be paid, and during the offering phase, are likely to be paid at least partially from sources such as proceeds from our debt financings, proceeds from our public offerings, cash advances by our advisor, HGIT Advisors LP (the “Advisor”), cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. If we continue to pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced.

•There is no public market for our shares and an investment in our shares will have very limited liquidity. There are significant restrictions and limitations on our stockholders’ ability to have any of their shares of our common stock redeemed under our share redemption program and, if they are able to have their shares redeemed, it may be at a price that is less than the price they paid and the then-current market value of the shares. Our board of directors may modify, amend or suspend our share redemption program in its sole discretion and without stockholder approval.

•Due to the risks involved in the ownership of real estate investments, there is no assurance of any return on our stockholders investment and our stockholders may lose some or all of their investment.

•International investment risks, including the burden of complying with a wide variety of foreign laws and the uncertainty of such laws, the tax treatment of transaction structures, political and economic instability, foreign currency fluctuations, and inflation and governmental measures to curb inflation may adversely affect our operations and our ability to make distributions. Because the performance participation allocation payable to our Advisor is calculated based in part on changes in our NAV, our Advisor may be entitled to a greater or lesser allocation even if the changes in NAV are due solely to foreign currency fluctuations.

•If we internalize our management functions, we could incur adverse effects on our business and financial condition, including significant costs associated with becoming and being self-managed and the percentage of our outstanding common stock owned by our stockholders could be reduced.

•We rely on affiliates of our sponsor, Hines Interests Limited Partnership (“Hines”), for our day-to-day operations and the selection of real estate investments. We pay substantial fees and other payments to these affiliates for these services. These affiliates are subject to conflicts of interest as a result of this and other relationships they have with us and other investment vehicles sponsored by Hines. We also compete with affiliates of Hines for tenants and investment opportunities, and some of those affiliates may have priority with respect to certain investment opportunities.

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
We conduct most of our activities through, and most of our real estate investments are held directly or indirectly by, HGIT Properties, LP (formerly known as Hines Global REIT II Properties, LP) (the “Operating Partnership”), which was formed on July 31, 2013. As of December 31, 2020, we owned interests in 22 real estate properties. The properties contain, in the aggregate, 10.9 million square feet of leasable space. The properties represent investments in a variety of real estate classes and geographic markets. See Item 2. Properties for additional information regarding our real estate portfolio.

We have no employees. Our business is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines, under the terms and conditions of an advisory agreement between us, the Operating Partnership and the Advisor (the “Advisory Agreement”). As compensation for these services, we pay our Advisor asset management fees, a performance participation allocation, and fees for other services and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the Advisory Agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by, or for the benefit of, Jeffrey C. Hines, the Chairman of our board of directors and Chief Executive Officer. Hines and its 4,800 employees have over 60 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Our office is located at 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Our telephone number is 1-888-220-6121. Our web site is www.hinesglobalincometrust.com/. The information on our website is not incorporated by reference into this report.

We refer to Hines Global, the Operating Partnership and its wholly-owned subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines Global or the Company as required by the context in which such pronoun is used.

Our Public Offerings

We raise capital for our investments through public offerings of our common stock. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014 and commenced our second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Second Offering” or the “Offering”) in December 2017. As a result of the changing landscape in the non-traded REIT industry, the Second Offering reflects a restructuring (the “Restructuring”), that our board of directors believes is in the best interests of our stockholders. We intend to commence our third public offering and terminate the Second Offering in the second quarter of 2021. It is our intention to conduct a continuous offering for an indefinite period of time by conducting additional offerings of our shares of common stock following the conclusion of the Second Offering. Through March 26, 2021, we have received aggregate gross offering proceeds of approximately $1.2 billion through our public offerings, including shares issued under our distribution reinvestment plan.

Primary Investment Objectives

Our primary investment objectives are to:

•provide income in the form of regular, stable cash distributions to achieve an attractive distribution yield;
•preserve and protect invested capital;
•invest in a diversified portfolio of quality commercial real estate properties and other real estate investments across a range of asset types throughout the U.S. and internationally;
•realize appreciation in NAV from proactive investment management and asset management;
•provide an investment alternative for investors seeking to allocate a portion of their long-term investment portfolios to commercial real estate with generally lower volatility than publicly traded real estate companies; and
•qualify and remain qualified as a real estate investment trust (“REIT”) for U.S federal income tax purposes.

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

We have invested in real estate-related securities and we may invest in debt investments for purposes of generating additional diversification and income as well as to provide additional liquidity for our share redemption program, cash management and other purposes. Real estate-related securities may include, but are not limited to, common or preferred stock of publicly-traded REITs or real estate operating companies, or REOCs, debt or bond securities of such companies, CMBS, U.S. government and agency securities, or other debt and equity securities of public or private real estate-related companies. To the extent that we invest in real estate-related debt, our primary investments may include, but are not limited to, originations of and participations in commercial mortgage loans secured by real estate, B-Notes, mezzanine loans and certain other types of debt-related investments that may help us reach our diversification, liquidity and other investment objectives. During the year ended December 31, 2020, we used and intend to continue to use Security Capital Research & Management Incorporated, who is not an affiliate of Hines, to source, underwrite and service our real estate-related securities and debt investments.

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

Financing Strategy and Policies

As of December 31, 2020, our portfolio was approximately 45% leveraged (based on the most recent valuations of our real estate investments) with a weighted average interest rate of 2.08%. We expect that once we have fully invested the proceeds of our public offerings, our debt financing, including our pro rata share of the debt financing of entities in which we may invest, will be in the range of approximately 40%-60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as we determine to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors.

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

With the authorization of our board of directors, we declared distributions daily through December 31, 2017. Beginning in January 2018, we have declared and intend to continue to declare and pay regular distributions on a monthly basis, as of monthly record dates. Distributions will be made on all classes of shares of our common stock, including any outstanding shares related to our Initial Offering (“IPO Shares”) at the same time. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are being made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

Set forth below is information regarding our historical gross annualized distribution rates, excluding any applicable distribution and stockholder servicing fees, since October 1, 2014 (the date our board first authorized distributions to be declared).

We have not generated and we may continue to be unable to generate sufficient cash flow from operations to fully fund distributions paid. Therefore, our distributions have been paid and may continue to be paid, and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from the sale of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. For example, we funded 60%, 42% and 32% of total distributions for the years ended December 31, 2020, 2019 and 2018, respectively, with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds.

For additional information regarding distributions declared and paid by us, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions History.”

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 2015. Our management believes that we operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for U.S. federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2020, 2019 and 2018 in the accompanying consolidated financial statements. From time to time, the Company records income tax expense comprising of foreign income taxes relating to the operation of its international properties. The Company generally does not expect to have any uncertain tax positions or unrecognized tax benefits requiring disclosure.

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

We believe Hines’ extensive real estate experience and depth and breadth of its organization of approximately 4,800 employees located in 225 cities throughout the United States and 24 additional countries allows it to better identify investment opportunities for us. However, competition may increase our cost of acquisitions.

Tenants

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. For the year ended December 31, 2020, there were no tenants that individually represented more than 10% of our total rental revenue.

Available Information

Stockholders may obtain copies of our filings with the Securities and Exchange Commission (“SEC”), free of charge from the website maintained by the SEC at www.sec.gov or from our website at www.hinesglobalincometrust.com. Our filings will be available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. However, the information from our website is not incorporated by reference into this report.

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

The Offering is being made on a “best efforts” basis, whereby the broker dealers participating in the Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial additional funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. As of March 1, 2021, we have raised aggregate gross proceeds of approximately $1.2 billion from the sale of shares in our Public Offering, including shares sold through the distribution reinvestment plan, and as of the date of this Annual Report on Form 10-K, we have acquired eighteen interests in real estate properties. If we are unable to sell a significant number of the shares being offered in the Offering, we are more likely to focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

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

We have, and may continue, to pay distributions from sources other than our cash flow from operations, including advances, deferrals or waivers of fees from our Advisor or affiliates, borrowings and/or proceeds of the Offering. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. The use of sources other than our cash flow from operations to fund distributions could adversely impact our ability to pay distributions in future periods, decrease the amount of cash we have available for operations and new investments and/or potentially impact the value or result in dilution of our stockholders’ investment.

Our cash flow from operations may be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source and we may choose to pay distributions when we do not have sufficient cash flow from operations to fund such distributions. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. For example, we funded 60% of total distributions for 2020 with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds. When we pay distributions in excess of earnings and we use cash flows from financing activities, including offering proceeds and borrowings, to fund distributions, then we have less funds available for operations and for acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, may reduce our stockholders’ overall return and may result in the dilution of our stockholders’ investment. In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ interest in us. Furthermore, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

We have incurred net losses on a GAAP basis in the past and may continue to incur such losses in the future.

For the year ended December 31, 2020 we have earned net income, on a GAAP basis, of $101.6 million, and for the years ended December 31, 2019 and 2018,we have incurred net losses, on a GAAP basis, of approximately $19.5 million and $0.9 million, respectively. As a result, we had accumulated distributions in excess of earnings balances, on a GAAP basis, of approximately $99.5 million, $146.8 million and $91.7 million, respectively, as of December 31, 2020, 2019 and 2018. Our net losses and the related accumulated distributions in excess of earnings balances for these periods are largely attributable to depreciation and amortization of our real estate investments as well as acquisition-related fees and expenses that are incurred while we are in the acquisition phase of our life cycle. Therefore, we may continue to incur net losses and accumulated distributions in excess of earnings balances in the future.

Additionally, we earned comprehensive income, on a GAAP basis, of approximately $121.7 million for the year ended December 31, 2020, and incurred comprehensive losses, on a GAAP basis, of approximately $16.0 million and $6.7 million for the years ended December 31, 2019 and 2018, respectively. These amounts relate to translating the financial statements of our international subsidiaries into U.S. dollars for financial reporting purposes and represent changes in the exchange rates between the functional currencies of these subsidiaries and the U.S. dollar.

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

The vast majority of our assets consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Further, we may invest in real estate-related securities and other securities with the primary goal of maintaining liquidity in support of our share redemption program. Any such investments may result in lower returns than an investment in real estate assets, which could adversely impact our ability to pay distributions and your overall return. In addition, our board of directors may modify, amend or suspend our share redemption program at any time in its sole discretion. As a result of these limitations, our stockholders’ ability to have their shares redeemed by us may be limited, our shares should be considered as having only limited liquidity and at times may be illiquid. In addition, the redemption price our stockholders may receive upon any such redemption may not be indicative of the price our stockholders would receive if our shares were actively traded or if we were liquidated, and our stockholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program or to third parties at a price that reflects the then current market value of the shares or at all.

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

In order to disclose a monthly NAV, our board of directors, including a majority of our independent directors, has adopted valuation procedures to be used in connection with the calculation of our NAV and will cause us to engage independent third parties such as the independent valuation firm, to value our real estate portfolio on a monthly basis and to provide periodic appraisals with respect to our properties. Although our board of directors, with the assistance of our Advisor, oversees all of these parties and the reasonableness of their work product, we will not independently verify our NAV or the components thereof, such as the appraised values of our properties. Our management’s assessment of the market values of our properties may also differ from the appraised values of our properties as determined by the independent valuation firm. If the parties engaged by us to assist in the determination of our monthly NAV are unable or unwilling to perform their obligations to us, our NAV could be inaccurate or unavailable, and we could decide to suspend the Offering and our share redemption program.

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

Compliance with the SEC’s Regulation Best Interest by participating broker dealers may negatively impact our ability to raise capital in the Offering, which would harm our ability to achieve our investment objectives.

Commencing June 30, 2020, broker dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a new standard of conduct for broker dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on participating broker dealers cannot be determined at this time, and it may negatively impact whether participating broker dealers and their associated persons recommend the Offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in the Offering, it would harm our ability to further expand and diversify our portfolio of investments, as well as our ability to achieve our investment objectives.

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

Our ability to locate and commit to purchase specific properties, or make investments, will be partially dependent on our ability to raise sufficient funds for such acquisitions and investments. We may be substantially delayed in making investments due to delays in:

•the sale of our common shares,
•obtaining debt financing,
•negotiating or obtaining the necessary purchase documentation,
•locating suitable investments or
•other factors.

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

If prolonged disruptions in the capital and credit markets were to occur, they could adversely affect our ability to obtain loans, credit facilities, debt financing and other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to implement our investment strategy. See “The ongoing Coronavirus pandemic and measures intended to prevent its spread have disrupted economic markets and the prolonged economic impact is uncertain” for a further discussion of the risks related to Coronavirus pandemic and its potential impact on our financial results.

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

The ongoing Coronavirus pandemic and measures intended to prevent its spread have disrupted economic markets and the prolonged economic impact is uncertain.

The Coronavirus pandemic has had, and is expected to continue to have, an adverse impact on overall market conditions. The pandemic has led governments and other authorities around the world, including in the United Kingdom and in many states across the U.S. where our assets are located, to impose measures intended to control its spread, including restrictions on freedom of movement and business operations such as travel bans, border closings, business closures, quarantines and shelter-in-place orders. While operations in certain areas have been allowed to fully or partially re-open, many areas are experiencing new closures or restrictions subsequent to re-opening and no assurance can be given that such closures or restrictions will not continue to occur. These restrictions have significantly disrupted business activity globally, including in the markets where we invest, and could have an adverse impact on the performance of certain of our investments. Considerable uncertainty still surrounds the Coronavirus and its potential effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses.

While it is difficult to ascertain the long term impact it will have on commercial real estate markets and our investments, it presents material uncertainty and risk with respect to the current and future performance and value of our investments. Investments in real properties and real estate-related securities have been impacted by the pandemic and in some cases significantly. Our tenants operate in industries which are being adversely affected by the disruption to business caused by the outbreak of the Coronavirus. Many of our tenants are subject to shelter in place and other quarantine restrictions, and the restrictions could be in place for an extended period of time. These restrictions are particularly adversely impacting many of our retail tenants (other than grocery tenants), as government instructions regarding social distancing and mandated closures have reduced and, in some cases, eliminated customer foot traffic, causing many of our retail tenants to temporarily close their brick and mortar stores. As of December 31, 2020, we owned two retail properties, which comprised 14% of our portfolio, based on the estimated value of our real estate investments as of that date, and comprised 21% of our total revenue for the year ended December 31, 2020. While rent collections were adversely affected in the early months of the pandemic, consumer traffic at these properties has recovered to near pre-pandemic levels in recent months and rent collections recovered to 98% of billed rent by the end of the year ended December 31, 2020. However, rising infection rates and the potential for additional government mandated shutdowns could reduce consumer traffic at the Company’s retail properties and negatively impact future rent collections. Additionally, the Company agreed to refund May through August rents for 53% of students across its international student housing portfolio following the closing of nearby universities for the remainder of the 2019/2020 school year. These universities have announced a mixture of in-campus and on-line learning for the upcoming 2020/2021 school year with a delayed start.

The Coronavirus pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide. We cannot assure you that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings.

The extent of the Coronavirus pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, the timing and effectiveness of vaccines and other treatments, possible resurgences in Coronavirus cases, and the duration of government measures to mitigate the pandemic, all of which are uncertain and difficult to predict. Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but any of these factors could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

As of December 31, 2020, we had approximately $885.5 million of outstanding indebtedness, which, upon final maturity, we will need to refinance or repay. See Note 5 — Debt Financing for a tabular presentation of our outstanding indebtedness. There can be no assurances we will be able to refinance our indebtedness (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt, or (3) at all.

Economic conditions and the credit markets have historically experienced, and may continue to experience, periods of volatility, uncertainty, or weakness that could impact the availability or cost of debt financing.

The phase-out of LIBOR and transition to SOFR as a benchmark interest rate could have adverse effects on our business.

In July 2017, the United Kingdom's Financial Conduct Authority (“FCA”), which regulates the London interbank offered rate (“LIBOR”), announced their intention to cease sustaining LIBOR after 2021. The FCA has statutory powers to require panel banks to contribute to LIBOR where necessary. The FCA has decided not to ask, or to require, that panel banks continue to submit contributions to LIBOR beyond the end of 2021. The administrator of LIBOR has announced it will consult on its intention to cease the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining USD LIBOR settings immediately following the LIBOR publication on June 30, 2023. The U.S. Federal Reserve System, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation have issued guidance encouraging market participants to adopt alternatives to LIBOR in new contracts as soon as practicable and no later than December 31, 2021, and the FCA has indicated that market participants should not rely on LIBOR being available after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by Treasury securities, as its preferred alternative rate for LIBOR. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from LIBOR is anticipated in coming years.

As of December 31, 2020, $442.1 million of our outstanding debt bore interest at floating rates based on LIBOR. Our loan agreements provide for procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. However, there can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. The discontinuation or modification of LIBOR could result in interest rate increases on our debt, which could adversely affect our cash flow, operating results and ability to make distributions to our stockholders at expected levels or at all.

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

We expect our income, if any, to consist almost solely of our share of the Operating Partnership’s income, and the cash available for the payment of distributions by us to our stockholders will consist of our share of cash distributions made by the Operating Partnership. As the general partner of the Operating Partnership, we will determine the amount of any distributions made by the Operating Partnership. However, we must consider a number of factors in making such distributions, including:

•the amount of the cash available for distribution;
•the impact of such distribution on other partners of the Operating Partnership;
•the Operating Partnership’s financial condition;
•the Operating Partnership’s capital expenditure requirements and reserves therefor; and
•the annual distribution requirements contained in the Code necessary to qualify and maintain our qualification as a REIT.

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

We may purchase or develop properties or other real estate investments or make investments in joint ventures or partnerships, co-tenancies or other co-ownership arrangements with Hines affiliates, the sellers of the properties, developers or similar persons. Joint ownership of properties or other investments, under certain circumstances, may involve risks not otherwise present with other methods of owning real estate or other real estate investments. Examples of these risks include:

•the possibility that our partners or co-investors might become insolvent or bankrupt;
•that such partners or co-investors might have economic or other business interests or goals that are inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties or other investments held in the joint venture or the timing of the termination and liquidation of the venture;
•the possibility that we may incur liabilities as the result of actions taken by our partners or co-investors; or

•that such partners or co-investors may be in controlling positions and/or be in a position to take actions contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to qualifying and maintaining our qualification as a REIT.

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

We have entered into foreign currency forwards, or similar hedging or derivative transactions or arrangements, in order to manage or mitigate our risk of exposure to the effects of currency changes as a result of our international investments. Similarly, we may enter into interest rate swaps and caps, or similar hedging or derivative transactions or arrangements, in order to manage or mitigate our risk of exposure to the effects of interest rate changes due to variable interest rate debt that we may have. These transactions may cause us to incur additional costs and may not be effective. In addition, because the performance participation allocation payable to our Advisor is calculated based in part on an increase in our NAV, our Advisor may face a conflict of interest from time to time when determining whether to recommend a hedging or derivative transaction. For example, our Advisor may be incentivized to recommend a riskier hedging or derivative transaction than it would otherwise recommend because it may materially increase the probability that our Advisor will receive the performance participation allocation or our Advisor may oppose a transaction that may otherwise benefit the Company because executing the transaction may make it more likely that our Advisor will not earn the performance participation allocation.

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

Our board of directors, including a majority of our independent directors, has approved investment guidelines that delegate to our third party investment manager the authority to purchase and sell real estate-related securities, provided that such investments are consistent with our investment guidelines. As a result, the third party investment manager has substantial discretion to make investment decisions with respect to real estate-related securities, within the parameters established by our investment guidelines. Our board of directors generally does not review, in advance, the investment decisions made by the investment manager, but rather, our board of directors reviews our investment guidelines on an annual basis and our portfolio of real estate-related securities investments on a quarterly basis or, in each case, as often as the board of directors deems appropriate. Although our board of directors conducts these periodic reviews, any investment entered into on our behalf by the investment manager may be impossible to unwind if our board of directors deems the investment inconsistent with our investment guidelines when it is subsequently reviewed by our board of directors, such that our only option may be to dispose of the investment, which may be at a loss.

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

Adverse results in the other non-traded REITs on the Hines platform have the potential to affect Hines’ and our reputation among broker dealers, registered investment advisors and investors, which could affect our ability to raise capital.

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

Our Advisor, our Dealer Manager, our transfer agent and other parties that provide us with services essential to our operations are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that may include, but is not limited to, gaining unauthorized access to systems to disrupt operations, corrupt data, steal assets or misappropriate confidential information, such as confidential stockholder records. As reliance on technology in our industry has increased, so have the risks posed to our systems, both internal and those we have outsourced. In addition, the risk of a cyber incident, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and instructions from around the world have increased. Affiliates of our Advisor have in the past experienced cyber incidents impacting their information technology systems or relating to software that they utilize, and, while none to date have had an impact on us or our operations, we expect such breaches could to occur in the future.
The remediation costs and lost revenues experienced by a victim of a cyber incident may be significant and significant resources may be required to repair system damage, protect against the threat of future security breaches or to alleviate problems, including reputational harm, loss of revenues and litigation, caused by any breaches. There also may be liability for any stolen assets or misappropriated confidential information. Any material adverse effect experienced by our Advisor, our Dealer Manager, our transfer agent and other parties that provide us with services essential to our operations could, in turn, interrupt our operations, damage our reputation and brand, damage our competitive position, make it difficult for us to attract and retain tenants, and subject us to liability claims or regulatory penalties that could adversely affect our business, financial condition and results of operations. While we maintain cyber risk insurance to provide some coverage for certain risks arising out of system failures or cyber incidents, there is no assurance that such insurance would cover all or a significant portion of the costs or consequences associated with a cyber incident.

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

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Therefore, an investment in our common stock will be subject to greater risk to the extent that we lack a geographically diversified portfolio. As of December 31, 2020, we owned interests in twenty-two real estate investments, seven of which are located in different domestic and international real estate markets. Please see Item 2. Properties for additional information regarding our investments, including market concentration.

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in those industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on leased square footage of our commercial real estate properties, as of December 31, 2020, approximately 23% is leased to tenants in the retail industry. Please see Item 2. Properties for additional information regarding our investments, including industry concentration.

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

We expect that rental income from real property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. For the year ended December 31, 2020, there were no tenants that individually represented more than 10% of our total rental revenue. The weakening of the financial condition or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations and our ability to pay distributions.

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

By owning our shares, stockholders will be subjected to significant risks associated with owning and operating real estate investments. The performance of their investment in us will be subject to such risks, including:

•changes in the general economic climate;
•changes in local conditions such as an oversupply of space or reduction in demand for real estate;
•changes in interest rates and the availability of financing;
•changes in market rental rates;
•changes in property level operating expenses due to inflation or otherwise;
•changes in laws and governmental regulations, including those governing real estate usage, zoning and taxes; and
•changes due to factors that are generally outside of our control, such as terrorist attacks and international instability, natural disasters and acts of God, over-building, adverse national, state or local changes in applicable tax, environmental or zoning laws and a taking of any of the properties which we own or in which we otherwise have interests by eminent domain.

In addition, we expect to acquire properties in the future, which may subject us to additional risks associated with real estate property acquisitions, including the risks that:

•the investments will fail to perform in accordance with our expectations because of conditions or liabilities we did not know about at the time of acquisition; and
•our projections or estimates with respect to the performance of the investments, the costs of operating or improving the properties or the effect of the economy or capital markets on the investments will prove inaccurate.

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

The development of negative economic conditions in the markets in which we operate may significantly affect occupancy, rental rates and our ability to collect rent from our tenants, as well as our property values, which could have a material adverse impact on our cash flows, operating results and carrying value of investment property. For example, an economic recession or rise in interest rates could make it more difficult for us to lease real properties, may require us to lease the real properties we acquire at lower rental rates and may lead to an increase in tenant defaults. In addition, these conditions may also lead to a decline in the value of our properties and make it more difficult for us to dispose of these properties at an attractive price. Other risks that may affect conditions in the markets in which we operate include:

•Local conditions, such as an oversupply of the types of properties we invest in or a reduction in demand for such properties in the area; and
•Increased operating costs, if these costs cannot be passed through to tenants.

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

Numerous real estate companies that operate in the markets in which we may operate will compete with us in acquiring real estate investments and obtaining creditworthy tenants to occupy such properties or the properties owned by such investments. Such competition could adversely affect our business. There are numerous real estate companies, real estate investment trusts and U.S. institutional and foreign investors that will compete with us in seeking investments and tenants for properties. Many of these entities have significant financial and other resources, including operating experience, allowing them to compete effectively with us. In addition, our ability to charge premium rental rates to tenants may be negatively impacted. This increased competition may increase our costs of acquisitions or investments or lower our occupancy rates and the rent we may charge tenants. In addition, the arrival of new competitors in the immediate areas where we have assets could require unplanned investments in our assets, which may adversely affect us. We may also have difficulty in renewing leases or in leasing to new tenants, which may lead to a reduction in our cash flow and operating income, since the proximity of new competitors could divert existing or new tenants to such competitors, resulting in vacancies.

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

Real estate investments are relatively illiquid. We will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We will also have a limited ability to sell assets in order to fund working capital and similar capital needs such as share redemptions. We expect to generally hold a real estate investment for the long term. When we sell any of our real estate investments, we may not realize a gain on such sale or the amount of our taxable gain could exceed the cash proceeds we receive from such sale. We may not distribute any proceeds from the sale of real estate investments to our stockholders. Rather, we may use such proceeds to:

•purchase additional real estate investments;
•repay debt;
•buy out interests of any co-venturers or other partners in any joint venture in which we are a party;
•purchase shares under our share redemption program;
•create working capital reserves; or
•make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our other properties.

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

We may invest in properties on which developments or improvements are to be constructed or completed. As such, we may be subject to the risks associated with development and construction activities including the following:

•long periods of time may elapse between the commencement and the completion of our projects;
•our original estimates may not be accurate and our actual construction and development costs may exceed those estimates;
•the level of interest of potential tenants for a recently launched development may be low;
•construction materials and equipment may be unavailable or cost more than expected due to changes in supply and demand;
•construction and sales may not be completed on time, resulting in a cost increase;
•we may not be able to acquire or we may pay too much for the land we acquire for new developments or properties;
•we may be unable to obtain construction financing for development activities on favorable terms, including but not limited to interest rates, term and/or loan-to-value ratios, or at all, which could cause us to delay or even abandon potential developments;
•labor may be in limited availability;
•we may abandon development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring such development opportunities; and
•changes in tax, real estate and zoning laws may be unfavorable to us.

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

Six of the twenty-two properties currently in our portfolio as of December 31, 2020 are multi-family residential properties and we expect to acquire additional multi-family residential properties in the future. Substantially all of our multifamily community leases are and will continue to be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

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

Increased levels of unemployment in multifamily markets could significantly decrease occupancy and rental rates. In times of increasing unemployment, multifamily occupancy and rental rates have historically been adversely affected by:

•rental residents deciding to share rental units and therefore rent fewer units;
•potential residents moving back into family homes or delaying leaving family homes;
•a reduced demand for higher-rent units, such as those of high quality multifamily communities;
•a decline in household formation;
•persons enrolled in college delaying leaving college or choosing to proceed to or return to graduate school in the absence of available employment;
•the inability or unwillingness of residents to pay rent increases; and
•increased collection losses.

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

The value of real estate-related securities, including those of publicly listed REITs, fluctuates in response to issuer, political, market and economic developments. For example, equity markets experienced significant disruption at the beginning of the outbreak of COVID-19. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and different types of equity securities can react differently to these developments and they can affect a single issuer, multiple issuers within an industry, the economic sector or geographic region, or the market as a whole. The real estate industry is sensitive to economic downturns. The value of securities of companies engaged in real estate activities can be affected by changes in real estate values and rental income, property taxes, interest rates and tax and regulatory requirements. Downturns in equity and debt markets, such as the one we are currently experiencing, will significantly impact the value of our real-estate related securities.

We have investments in equity securities of other REITs and other real estate-related companies, which subjects us to certain risks including those risks associated with an investment in our own common stock.

REITs are dependent upon specialized management skills, have limited diversification and are, therefore, subject to risks inherent in financing a limited number of projects. REITs may be subject to a management fees and other expenses, and so when we invest in REITs we will bear our proportionate share of the costs of the REITs’ operations. Investing in REITs and real estate-related companies involves certain unique risks in addition to those risks associated with investing in the real estate industry in general. The market value of REIT shares and the ability of the REIT to distribute income may be adversely affected by several factors, including the risks described herein that relate to an investment in our common stock. Publicly-traded REITs generally have not experienced the increases in market price of their securities as have been experienced by the broader market during 2020 and into 2021. REITs depend generally on their ability to generate cash flow to make distributions to stockholders, and certain REITs have self-liquidation provisions by which mortgages held may be paid in full and distributions of capital returns may be made at any time. In addition, distributions received by us from REITs may consist of dividends, capital gains and/or return of capital. Generally, dividends received by us from REIT shares and distributed to our stockholders will not constitute “qualified dividend income” eligible for the reduced tax rate applicable to qualified dividend income. In addition, the performance of a REIT may be affected by changes in the tax laws or by its failure to qualify for tax-free pass-through of income.

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

We expect to continue to purchase real estate investments located in, or related to assets located in, the United States and internationally, and may make or purchase loans or participations in loans secured by property located outside the United States. These investments may be affected by factors particular to the laws and business practices of the jurisdictions in which the properties are located. These laws and business practices may expose us to risks that are different from and in addition to those commonly found in the United States. Foreign investments are subject to risk, including the following risks:

•the burden of complying with a wide variety of foreign laws;
•changing governmental rules and policies, including changes in land use and zoning laws, more stringent environmental laws or changes in such environmental laws;
•existing or new laws relating to the foreign ownership of real property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;
•the potential for expropriation;
•possible currency transfer restrictions;
•imposition of adverse or confiscatory taxes;
•changes in real estate and other tax rates and changes in other operating expenses in particular countries;
•possible challenges to the anticipated tax treatment of the structures that allow us to acquire and hold investments;
•adverse market conditions caused by terrorism, civil unrest and changes in national or local governmental or economic conditions;
•the willingness of domestic or foreign lenders to make loans in certain countries and changes in the availability, cost and terms of loan funds resulting from varying national economic policies;
•general political and economic instability in certain regions;
•the potential difficulty of enforcing obligations in other countries; and
•Hines’ limited experience and expertise in foreign countries relative to its experience and expertise in the United States.

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

As of December 31, 2020, fourteen of our twenty-two properties were located outside the U.S. and the revenues generated from those properties were denominated in the local currency. This has from time to time negatively impacted our NAV and may continue to negatively impact our NAV in the future.

The United Kingdom’s determination to exit the European Union could adversely affect market rental rates and commercial real estate values in the United Kingdom and Europe.
On June 23, 2016, the United Kingdom held a non-binding referendum in which a majority of voters voted in favor of the United Kingdom’s exit from the European Union. On March 29, 2017, the United Kingdom gave formal notice of its exit from the European Union and commenced the two-year period of negotiations to determine the terms of the United Kingdom’s relationship with the European Union after the exit, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of the exit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The announcement of the Brexit vote caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies such as the Euro may adversely affect our results of operations. The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. The United Kingdom ceased to be a member state of the European Union on January 31, 2020. The United Kingdom and the European Union agreed to a transition period from February 1, 2020 until December 31, 2020 to negotiate the terms of their future relationship. On December 31, 2020, the United Kingdom passed legislation giving effect to the trade and cooperation agreement, with the European Union expected to formally adopt the agreement in early 2021. The trade and cooperation agreement, which has been applied provisionally since January 1, 2021, covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it relates to trade, transport, visas, judicial, law enforcement and security matters, and provides for continued participation in community programs and mechanisms for dispute resolution. Notably, under the trade and cooperation agreement, United Kingdom service suppliers no longer benefit from automatic access to the entire European Union single market, United Kingdom goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the United Kingdom and the European Union. The uncertainty caused by the departure of the United Kingdom from the European Union and the application of the terms of the trade and cooperation agreement may:

•adversely affect European and worldwide economic and market conditions;
•adversely affect commercial property market rental rates in the United Kingdom and continental Europe;
•adversely affect commercial property market values in the United Kingdom and continental Europe;
•adversely affect the availability of financing for commercial properties in the United Kingdom and continental Europe, which could reduce the price for which we are able to sell properties we have acquired in such geographic locations; and
•create further instability in global financial and foreign exchange markets, including volatility in the value of the sterling and euro.

As of December 31, 2020, 19% of our real estate investment portfolio consisted of seven properties located in the United Kingdom (based on the estimated aggregate value of our real estate investments). A decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our portfolio, which could, among other things, adversely affect our business and financial condition.

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

We owned a 99.98% general partner interest in the Operating Partnership as of December 31, 2020. Hines Global REIT II Associates Limited Partnership owns the remaining interest in the Operating Partnership, and the Advisor holds the Special OP Units in the Operating Partnership, which were issued as consideration for an obligation by Hines and its affiliates to perform future services in connection with our real estate operations. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to you in the future.

Stockholders do not have preemptive rights to acquire any shares issued by us in the future. Therefore, investors purchasing our common shares may experience dilution of their equity investment if we:

•sell shares in the Offering or sell additional shares in the future, including those issued pursuant to the distribution reinvestment plan;
•sell securities that are convertible into shares, such as OP Units;
•at the option of our Advisor, issue OP Units to pay for certain fees and distributions;
•issue OP Units or common shares to our Advisor or affiliates in exchange for advances or deferrals of fees;
•issue shares in a private offering; or
•issue shares to sellers of properties acquired by us in connection with an exchange of partnership units from the Operating Partnership.

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

Provisions of the Maryland General Corporation Law prohibit business combinations, unless prior approval of the board of directors is obtained before the person seeking the combination became an interested stockholder, with:

•any person who beneficially owns 10% or more of the voting power of our outstanding voting shares (an “interested stockholder”);
•any of our affiliates or associates who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding shares (also an “interested stockholder”); or
•an affiliate of an interested stockholder.

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

Companies subject to the Investment Company Act are required to comply with a variety of substantive requirements such as requirements relating to:

•limitations on the capital structure of the entity;
•restrictions on certain investments;
•prohibitions on transactions with affiliated entities; and
•public reporting disclosures, record keeping, voting procedures, proxy disclosure and similar corporate governance rules and regulations.

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

Hines has existing real estate joint ventures, funds and programs, which we collectively refer to as real estate investment vehicles, with investment objectives and strategies similar to ours. Because we compete with these real estate investment vehicles for investment opportunities, Hines faces conflicts of interest in allocating investment opportunities between us and these other real estate investment vehicles. We have limited rights to specific investment opportunities located by Hines. Some of these entities have a priority right over other Hines real estate investment vehicles, including us, to accept investment opportunities that meet certain defined investment criteria. Because we and other Hines real estate investment vehicles rely on Hines to present us with investment opportunities, these rights will reduce our investment opportunities. We therefore may not be able to invest in, or we may only invest indirectly with or through another Hines affiliated real estate investment vehicle in, certain investments we otherwise would make directly. To the extent we invest in opportunities with another real estate investment vehicles affiliated with Hines, we may not have the control over such investment we would otherwise have if we owned all of or otherwise controlled such assets.

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

Hines and its affiliates are general partners and sponsors of other real estate investment vehicles having investment objectives and legal and financial obligations similar to ours. Because Hines and its affiliates have interests in other real estate investment vehicles and also engage in other business activities, they may have conflicts of interest in allocating their time and resources among our business and these other activities. Our officers and directors, as well as those of our Advisor, own equity interests in entities affiliated with Hines from which we may buy properties. These individuals may make substantial profits in connection with such transactions, which could result in conflicts of interest. Likewise, such individuals could make substantial profits as the result of investment opportunities allocated to entities affiliated with Hines other than us. As a result of these interests, they could pursue transactions that may not be in our best interest.

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
All of our officers and non-independent directors are also officers and directors of our Advisor and/or other entities controlled by Hines. Some of these entities may compete with us for investment and leasing opportunities. These personnel owe fiduciary duties to these other entities and their security holders and these duties may from time to time conflict with the fiduciary duties such individuals owe to us and our stockholders. For example, conflicts of interest adversely affecting our investment decisions could arise in decisions or activities related to:

•the allocation of new investments among us and other entities operated by Hines;
•the allocation of time and resources among us and other entities operated by Hines;
•the timing and terms of the investment in or sale of an asset;
•investments with Hines and affiliates of Hines;
•the compensation paid to our Advisor; and
•our relationship with Hines in the management of our properties.
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

If we were to fail to qualify as a REIT in any taxable year:

•we would not be allowed to deduct our distributions to our stockholders when computing our taxable income;
•we would be subject to federal income tax on our taxable income at regular corporate rates;
•we would be disqualified from being taxed as a REIT for the four taxable years following the year during which qualification was lost, unless entitled to relief under certain statutory provisions;
•our cash available for distribution would be reduced and we would have less cash to distribute to our stockholders; and
•we might be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of our disqualification.

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

Neither ordinary nor capital gain distributions with respect to our common shares nor gain from the sale of common shares should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•part of the income and gain recognized by certain qualified employee pension trusts with respect to our common shares may be treated as unrelated business taxable income if our stock is predominately held by qualified employee pension trusts, we are required to rely on a special look through rule for purposes of meeting the REIT stock ownership tests, and we are not operated in such a manner as to otherwise avoid treatment of such income or gain as unrelated business taxable income;

•part of the income and gain recognized by a tax exempt investor with respect to our common shares would constitute unrelated business taxable income if such investor incurs debt in order to acquire the common shares; and
•part or all of the income or gain recognized with respect to our common shares by social clubs, voluntary employee benefit associations and supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), or (17) of the Code may be treated as unrelated business taxable income.

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

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to tax under FIRPTA on the gain recognized on such disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” In addition, FIRPTA will apply if we make a distribution that is attributable to gain recognized by us on a disposition of a U.S. real property interest, even if we are domestically controlled, except with respect to “qualified foreign pension plans.” A REIT is “domestically controlled” if less than 50% of the REIT’s capital stock, by value, has been owned, directly and indirectly, by persons who are not U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

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

In addition, the Tax Cuts and Jobs Act, or the Tax Act, made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses. In addition to reducing corporate and individual tax rates, the Tax Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017, and before January 1, 2026. The Tax Act made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly, but may otherwise affect us or you. While the changes in the Tax Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Code may have unanticipated effects on us or you.

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

If a stockholder is investing the assets of an IRA, pension, profit sharing, 401(k), Keogh or other qualified retirement plan, they should satisfy themselves that:

•their investment is consistent with their fiduciary obligations under ERISA and the Code;
•their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy;
•their investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;
•their investment will not impair the liquidity of the plan or IRA;
•their investment will not produce “unrelated business taxable income” for the plan or IRA;
•they will be able to value the assets of the plan annually in accordance with ERISA requirements; and
•their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2020, we owned twenty-two real estate investments. The following table provides additional information regarding each of these properties, and is presented as of December 31, 2020.

Property (1)	Location	Date Acquired/ Net Purchase Price (in millions) (2)	Estimated Going-in Capitalization Rate (3)	Leasable Square Feet	Percent Leased
Domestic Office
Cottonwood Corporate Center	Salt Lake City, Utah	7/2016; $139.2	6.9%	488,459	93%

Domestic Residential/Living
Venue Museum District (4)	Houston, Texas	9/2018; $72.9	3.9%	294,964	92%
The Alloy (5)	College Park, Maryland	11/2019; $98.0	5.0%	230,902	93%	(10)
The Emerson (6)	Centreville, Virginia	1/2020; $117.0	4.5%	328,341	86%
Total Domestic Residential/Living				854,207	90%

Domestic Retail
Rookwood	Cincinnati, Ohio	1/2017; $193.7	6.0%	600,973	87%
Promenade Shops at Briargate	Colorado Springs, Colorado	9/2019; $93.2	7.7%	236,539	84%
Total Domestic Retail				837,512	86%

Domestic Industrial
Advanced Manufacturing Portfolio	Santa Clara, California	8/2020; $107.0	6.1%	417,023	100%
6000 Schertz Parkway	Schertz, Texas	12/2020; $129.2	5.2%	1,262,294	100%
Total Domestic Industrial				1,679,317	100%

International Industrial
Central Europe Industrial
Fresh Park Venlo	Venlo, Netherlands	10/2018; $136.3	6.7%	2,863,620	94%
Maintal Logistics	Frankfurt, Germany	12/2018; $43.8	5.7%	387,253	96%
ABC Westland	The Hague, Netherlands	5/2019; $142.8	6.2%	1,386,847	94%
Gdańsk PL II	Gdańsk, Poland	9/2019; $29.9	6.7%	346,996	100%
Łódź Urban Logistics	Łódź, Poland	9/2019; $25.2	6.6%	389,233	100%
Madrid Airport Complex	Madrid, Spain	6/2020; $33.2	12.7%	467,014	100%
Total Central Europe Industrial				5,840,963	95%

U.K. Industrial
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	11/2019; $19.9	5.7%	145,452	100%
DSG Bristol	Bristol, United Kingdom	11/2019; $47.0	5.0%	269,089	100%
Royal Mail	Edinburgh, United Kingdom	12/2019; $33.4	5.3%	212,028	100%
Wakefield Logistics	Wakefield, United Kingdom	7/2020; $25.6	5.5%	207,115	100%
Cross Point Business Park	Coventry, United Kingdom	12/2020; $22.8	4.7%	146,652	100%
Total U.K. Industrial				980,336	100%
Total International Industrial				6,821,299	96%

International Residential/Living
Montrose Student Residences (7)	Dublin, Ireland	3/2017; $40.6	5.5%	53,835	17%	(11)
Queen’s Court Student Residences (8)	Reading, United Kingdom	10/2017; $65.3	6.2%	79,115	63%	(10)
Glasgow West End (9)	Glasgow, United Kingdom	9/2019; $89.5	5.5%	113,389	95%	(10)
Total International Residential/Living				246,339	68%

Total for All Investments				10,927,133	95%	(12)
(1)On December 31, 2020, we effectively owned a 99.98% interest in the twenty-two properties acquired prior to December 31, 2020 through our ownership interest in the Operating Partnership as its sole general partner. Hines Global

REIT II Associates Limited Partnership (“HALP II”), an affiliate of Hines, owned the remaining 0.02% interest in the Operating Partnership.

(2)For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date. Additionally, these net purchase price amounts exclude any acquisition costs which may have been incurred related to each acquisition. Upon our adoption of Accounting Standards Update 2017-01 in 2018, we capitalized acquisition-related costs for our property acquisitions.

(3)The estimated going-in capitalization rate is determined as of the date of acquisition by dividing the projected property revenues in excess of expenses for the first fiscal year by the net purchase price (excluding closing costs and taxes). Property revenues in excess of expenses includes all projected operating revenues (rental income, tenant reimbursements, parking and any other property-related income) less all projected operating expenses (property operating and maintenance expenses, property taxes, insurance and property management fees). The projected property revenues in excess of expenses includes assumptions which may not be indicative of the actual future performance of the property, including the assumption that the tenants will perform under their lease agreements during the 12 months following our acquisition of the properties and assumptions concerning estimates of timing and rental rates related to re-leasing vacant space.

(4)Venue Museum District consists of 224 units with an average effective monthly rental rate of $2,252 per unit as of December 31, 2020.

(5)The Alloy consists of 275 units with an average effective monthly rental rate of $2,364 per unit as of December 31, 2020.

(6)The Emerson consists of 355 units with an average effective monthly rental rate of $1,972 per unit as of December 31, 2020.

(7)As discussed in more detail below, Montrose Student Residences is not currently in operation, and accordingly has no average effective weekly rental rate to report for its vacant 210 beds as of December 31, 2020.

(8)The Queen’s Court Student Residences consists of 395 beds with an average effective weekly rental rate of £202 (approximately $276 assuming a rate of $1.36 per GBP as of December 31, 2020) per bed.

(9)Glasgow West End consists of 607 beds with an average effective weekly rental rate of £196 (approximately $268 assuming a rate of $1.36 per GBP as of December 31, 2020) per bed.

(10)Represents the average projected occupancy for these projects over the 2020/2021 academic year based on leases signed to date. Leases at student housing properties are signed in advance of an academic year and units in our student housing properties are considered occupied if we have a signed lease for the unit for the academic year and have not issued a refund for the unit even if the property is not physically occupied. Our international student housing properties have been significantly impacted by the Coronavirus pandemic as a result of school closures, which resulted in refunded rent during the months of May through August 2020. If there are additional school closures related to the Coronavirus pandemic in the future, we could be required to issue additional refunds, which would result in our actual occupancy differing from the projections included in the table above.

(11)On August 13, 2020, we proactively closed the residential accommodations at Montrose, our student housing property located in Ireland, for the spring 2021 semester in order to more efficiently perform renovations including the replacement of certain building safety equipment systems. In February 2021, we expanded the scope of the overall renovation beyond what was originally planned for the project. We currently estimate the total renovation cost to be approximately $21.9 million. Additionally, our redevelopment has recently been placed on hold due to additional lockdown measures in place in response to the Coronavirus pandemic. These delays will likely cause us to also be closed for the 2021 fall semester. As a result of these closures, we expect a reductions of revenues in excess of property expenses of approximately $3.0 million to $4.0 million compared to prior years.

(12)Excluding our student housing properties, our portfolio was also 95% leased as of December 31, 2020.

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

In April 2020, the Company sold Bishop’s Square, a Class A office property located in Dublin, Ireland. The contract sales price for Bishop’s Square was €181.6 million (approximately $198.0 million assuming a rate of $1.09 per EUR as of the date of transaction). The Company acquired Bishop’s Square in March 2015 for €92.0 million (approximately $103.5 million assuming a rate of $1.13 per EUR as of the acquisition date). The Company recognized a gain on sale of this asset of $80.4 million, which was recorded in gain on sale of real estate on the Consolidated Statements of Operations and Comprehensive Income (Loss). Additionally, the gain on the sale of Bishop’s Square includes a loss of $3.2 million related to the reclassification of the accumulated translation adjustment from stockholders’ equity to the statement of operations. The accumulated translation adjustment represents changes in the EUR-USD exchange rate over Bishop’s Square’s hold period. In addition to the amounts above, the Company paid $7.8 million in taxes upon the sale of Bishop’s Square, which was recorded in provision for income taxes related to sale of real estate on the Consolidated Statements of Operations and Comprehensive Income (Loss).

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

In December 2020, the Company acquired 6000 Schertz Parkway, an industrial logistics property located in Schertz, Texas. The net purchase price for 6000 Schertz Parkway was $129.2 million exclusive of transaction costs and working capital reserves.

In December 2020, the Company acquired Cross Point Business Park, an industrial logistics property located in Coventry, United Kingdom. The net purchase price for Cross Point Business Park was £17.1 million (approximately $22.8 million assuming a rate of $1.33 per GBP as of the acquisition date), exclusive of transaction costs and working capital reserves.

Investment Type

Our portfolio is comprised of investments in a variety of real estate asset classes, including retail, office, industrial, and residential/living which includes multi-family and student housing properties. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of December 31, 2020 (the “Estimated Values”), which are consistent with the values used to determine our NAV per share as of that date.

Lease Expirations

The following table lists the scheduled lease expirations and related expiring base rents of our commercial properties for each of the years ending December 31, 2021 through December 31, 2030 and the period thereafter for the commercial properties we owned as of December 31, 2020. It does not include the effect of our residential/living or student housing properties due to the short term nature of these leases. The table also shows the approximate leasable square feet represented by the applicable lease expirations.

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases (in thousands)	Percent of Total Annual Base Rental Income
2021	58	925,648	9.8%	$12,675	14.7%
2022	44	704,057	7.5%	$7,131	8.3%
2023	47	911,960	9.7%	$7,997	9.3%
2024	35	955,765	10.2%	$11,902	13.8%
2025	27	877,696	9.3%	$6,173	7.2%
2026	21	1,002,103	10.7%	$10,969	12.7%
2027	6	154,970	1.6%	$1,012	1.2%
2028	9	1,550,130	16.5%	$9,527	11.1%
2029	13	150,631	1.6%	$2,470	2.9%
2030	17	1,476,269	15.7%	$13,167	15.2%
Thereafter	11	696,921	7.4%	$3,068	3.6%

Market Concentration
The following charts depict the location of our real estate investments as of December 31, 2020. Approximately 50% of our portfolio is located throughout the United States and approximately 50% is located internationally (based on our pro rata share of the Estimated Value of each of the real estate investments).

Industry Concentration

The following table provides a summary of the industry concentration of the tenants in our commercial properties based on their leased square footage as of December 31, 2020:

*Other is made up of industries which individually comprise less than 2% of our portfolio and includes: Finance and Insurance, Administrative and Support Services, Oil and Gas, Hospitality, Utilities and Other Services.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of March 26, 2021, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The table below discloses each class of shares of our common stock outstanding as of December 31, 2020, which were in the aggregate held by a total of 20,469 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.

	Class T	Class S	Class D	Class I	Class AX	Class TX	Class IX	Class JX
Shares outstanding	40,036	—	10,217	15,291	19,990	18,152	95	—

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our public offerings in their effort to comply with National Association of Securities Dealers (“NASD”) Rule 2340, we disclose in each Annual Report on Form 10-K a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares and such statements should not be used for any other purpose. On January 14, 2021, we announced a new net asset value (“NAV”) per share of our common stock of $10.12 as of December 31, 2020. The NAV was determined by us and our Advisor and was approved by our valuation committee and the board of directors. The new NAV per share was determined in accordance with our valuation policy in effect prior to the Restructuring and utilizing guidelines established by the Investment Program Association Practice Guideline 2013-01 — “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013.

Shares in our Offering are offered at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The “transaction price” generally will be equal to the most recently determined NAV per share as of the end of the prior month. We began determining an NAV per share on a monthly basis as of the end of January 2018. However, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. Subsequent to December 31, 2020, we have determined NAVs per share as of January 31, 2021 and February 28, 2021 of $10.10 per share and $10.10 per share, respectively. These NAVs per share as of January 31, 2021 and February 28, 2021 were determined in accordance with our valuation policy adopted in connection with the Restructuring and utilizing guidelines established by the Investment Program Association Practice Guideline 2013-01 — “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — NAV History” for additional information regarding changes in our NAV.

For additional information regarding the valuation methodologies and assumptions used to determine our NAV as of January 31, 2021 and February 28, 2021, please refer to our Current Reports on Form 8-K filed on February 11, 2021 and March 17, 2021, respectively, with the SEC. The below information describes the valuation methodologies, assumptions and limitations used in determining our most recent NAV as of February 28, 2021. We cannot assure you that this NAV per share, or the method used to establish it, complies with the ERISA or IRS requirements.

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our NAV. Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at www.hinesglobalincometrust.com and is also available on our toll-free information line at (888) 220-6121. See our Valuation Policy and Procedures incorporated by reference into this Annual Report on Form 10-K for a more detailed description of our valuation procedures, including important disclosure regarding interim real property valuations provided by our Advisor and reviewed by Altus Group U.S., Inc., or Altus. Altus is the independent valuation firm we have engaged to assist in the determination of our NAV per share and to provide us with a conclusion with respect to the reasonableness of our NAV per share for each class of shares of our common stock. All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our valuation committee. Generally, all of our real properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus. Altus concluded that the new NAV per share of our common stock as of February 28, 2021 set forth below is reasonable.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of February 28, 2021 and January 31, 2021 (the NAV per share is the same for each class of shares of our common stock):

	February 28, 2021		January 31, 2021
	Gross Amount	Per Share	Gross Amount	Per Share
	(in thousands)		(in thousands)
Real estate investments	$1,921,755	$17.43	$1,848,296	$17.47
Other assets	164,309	1.49	158,958	1.50
Debt obligations, other liabilities and noncontrolling interests	(972,711)	(8.82)	(938,536)	(8.87)
NAV	$1,113,353	$10.10	$1,068,717	$10.10
Shares outstanding	110,267		105,774

The valuations of our real properties as of February 28, 2021 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type.

	Office	Industrial	Retail	Multi-Family (1)	Weighted-Average Basis
Exit capitalization rate	6.50%	5.65%	6.93%	5.41%	5.87%
Discount rate / internal rate of return (“IRR”)	7.37%	5.77%	6.91%	6.33%	6.31%
Average holding period (years)	7.0	10.0	10.0	10.0	9.7
(1) Includes student-housing properties

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Industrial	Retail	Multi-Family	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	3.28%	3.32%	2.28%	2.39%	2.82%
	0.25% increase	(3.03)%	(3.04)%	(2.11)%	(3.62)%	(3.08)%
Discount rate (weighted-average)	0.25% decrease	1.53%	2.11%	1.96%	1.22%	1.73%
	0.25% increase	(1.50)%	(2.06)%	(1.92)%	(2.73)%	(2.21)%

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

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2018 through December 31, 2018 at a gross distribution rate of $0.05083 per month ($0.61 annualized), and from January 2019 through March 31, 2021 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class, less any applicable distribution and stockholder servicing fees. Distributions are declared on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the Company’s distribution reinvestment plan were reinvested in shares of the same class as the shares on which the distributions were made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The table below outlines the net cash distributions declared for each class of shares for the years ended December 31, 2020, 2019 and 2018. The net distributions presented below are representative of the gross distribution rate declared by our board of directors less any applicable ongoing distribution and stockholder servicing fees. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distribution History” for additional information regarding our distributions.

	Year Ended December 31,
	2020	2019	2018
Distributions declared per Class AX share, net	$0.63	$0.63	$0.61
Distributions declared per Class TX share, net	$0.53	$0.52	$0.51
Distributions declared per Class IX share, net	$0.60	$0.60	$0.59
Distributions declared per Class T share, net	$0.53	$0.52	$0.51
Distributions declared per Class S share, net	$0.53	$0.52	$0.51
Distributions declared per Class D share, net	$0.60	$0.60	$0.59
Distributions declared per Class I share, net	$0.63	$0.63	$0.61

We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, we funded 60%, 42% and 32% of total distributions for the years ended December 31, 2020, 2019 and 2018, respectively, with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds.

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

The following table outlines the taxability of our distributions paid during the years ended December 31, 2020 and 2019 as a percentage of total distributions. The taxability of the distributions may not be indicative of taxability in future periods.

	Ordinary Income	Capital Gains		Return of Capital
Year ended December 31, 2020	—%	100%	(1)	—%
Year ended December 31, 2019	6%	—%		94%
(1)18% of the 100% is the “Unrecaptured Gain” as defined under Section 1250 of the Code.

Recent Sales of Unregistered Securities

On September 9, 2020, 3,054.990 restricted common shares were granted to each of our independent directors, Messrs. Humberto “Burt” Cabañas, Dougal A. Cameron, and John O. Niemann, Jr. Such restricted shares were granted pursuant to Restricted Share Award Agreements between us and each of our independent directors, as part of the independent directors’ annual compensation for service on our board of directors and without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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
Issuer Redemptions of Equity Securities

The following table lists shares we redeemed under our share redemption program during the quarter ended December 31, 2020, including the average price paid per share, which represents all of the share repurchase requests received for the same period.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
October 1, 2020 to October 31, 2020	264,147	$9.82	264,147	1,695,965
November 1, 2020 to November 30, 2020	343,129	$9.73	343,129	1,651,801
December 1, 2020 to December 31, 2020	266,407	$9.73	266,407	2,068,027
Total	873,683		873,683

(1)Amount provided represents the 2% Monthly Limitation which can be further limited by the 5% Quarterly Limitation. See the description of our share redemption program above for a description of the limitations on the number of shares that may be redeemed pursuant to our share redemption program.

Item 6.  Selected Financial Data

Not applicable.

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

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

We raise capital for our investments through public offerings of our common stock. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014 and commenced our second public offering of up to $2.5 billion in shares of common stock including $500,000,000 of shares offered under our distribution reinvestment plan (the “Second Offering”) in December 2017. Our Second Offering reflects a restructuring (the “Restructuring”) that our board of directors believes is in the best interests of our stockholders. We intend to commence our third public offering and terminate the Second Offering in the second quarter of 2021.

As of March 26, 2021, we had received aggregate gross offering proceeds of $1.2 billion from the sale of 122.4 million shares through our public offerings, including shares issued pursuant to our distribution reinvestment plan.

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. We acquired seven investments in real estate assets during the year ended December 31, 2020 for a total net purchase price of $447.1 million, using proceeds from our public offerings, proceeds from the sale of three properties during 2020 and proceeds from debt financing. As of December 31, 2020, we owned interests in twenty-two real estate investments consisting of 10.9 million square feet of leasable space that were 95% leased. See Item 2. Properties for additional information regarding our real estate investments.

NAV History

We began determining a net asset value (“NAV”) per share on a monthly basis in January 2018. Since that time, our NAV per share has increased from $9.78 in the beginning of 2018 to $10.24 in February 2020. As illustrated in the chart below, the NAV fell to $9.71 as of April 30, 2020 before increasing to $10.10 as of February 28, 2021. As described elsewhere in this Annual Report on Form 10-K, the Coronavirus pandemic has had, and is expected to continue to have, an adverse impact on global commercial activity and has contributed to significant volatility in financial markets. While it is difficult to ascertain the long term impact it will have on commercial real estate markets and our investments, it presents material uncertainty and risk with respect to the current and future performance and value of our investments. Investments in real properties and real estate-related securities have not been immune to the impact of the pandemic, which was the primary cause of the decline in our NAV during 2020. Set forth below is additional historical information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).
1.Please see Item 5 — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities as well as our Current Reports on Form 8-K for additional information concerning the methodology used to determine, and the limitations of, the NAV per share.
2.Our board of directors determined an NAV per share of $9.03 as of February 29, 2016. Prior to that time, $8.92 was considered to be the “net investment value” of our shares, which was equal to the offering price per share of $10.00 in effect at that time, as arbitrarily determined by our board of directors, net of the applicable selling commissions, dealer manager fees and issuer costs.

Distribution History

As described elsewhere in this Annual Report on Form 10-K, we declare distributions monthly with the authorization of our board of directors. Set forth below is information regarding our historical gross annualized distribution rates, excluding any applicable distribution and stockholder servicing fees, since October 1, 2014 (the date our board first authorized distributions to be declared). As illustrated in the chart below, our gross annualized distribution rate has remained at $0.625 per share since January 2019. As described previously, the Coronavirus pandemic has had adverse effects on the operations of several of our real estate investments, which could affect our ability to maintain the current distribution rate.
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
The table below discloses the total returns for the classes of shares that are available for investment:

As of February 28, 2021
Shares Class (1)	1-Year	3-Year	ITD
Class I Shares (2)	5.08%	7.55%	8.02%
Class D Shares (2)	4.82%	7.28%	7.74%
Class S Shares (No Sales Load) (3)	4.04%	6.48%	6.92%
Class S Shares (With Sales Load) (4)	0.41%	5.24%	5.70%
Class T Shares (No Sales Load) (3)	4.04%	6.48%	6.92%
Class T Shares (With Sales Load) (4)	0.41%	5.24%	5.70%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment:

As of February 28, 2021
Shares Class (1)	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	5.08%	7.55%	9.09%	8.56%
Class AX Shares (With Sales Load)	N/A	N/A	6.62%	6.62%
Class TX Shares (No Sales Load)	4.04%	6.48%	8.04%	7.92%
Class TX Shares (With Sales Load)	N/A	N/A	6.80%	6.78%
Class IX Shares (No Sales Load)	4.82%	7.28%	N/A	7.59%
Class IX Shares (With Sales Load)	N/A	N/A	N/A	7.35%
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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges have been recorded for any period through December 31, 2020.

Revenue Recognition and Valuation of Receivables

We are required to recognize minimum rent revenues on a straight-line basis over the terms of tenant leases, including rent holidays and bargain renewal options, if any. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant’s lease provision. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. We make quarterly accrual adjustments, positive or negative, to tenant reimbursement revenue to adjust the recorded amounts to our best estimate of the final amounts to be billed and collected with respect to the cost reimbursements. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term and are included in other revenue in the accompanying consolidated statements of operations. To the extent our leases provide for rental increases at specified intervals, we will record a receivable for rent not yet due under the lease terms. Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends. The uncollectible portion of the portfolio is recorded as an adjustment to rental revenues.

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

As of December 31, 2020, our portfolio was approximately 45% leveraged (based on the most recent valuations of our real estate investments) with a weighted average interest rate of 2.08%. We expect that once we have fully invested the proceeds of our public offerings and other potential subsequent offerings, our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions and redemptions. Our real estate-related securities portfolio may have embedded leverage, including through the use of reverse repurchase agreements and derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Further, our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess.

Notwithstanding the above, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. Any indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties about our company in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on the value of an investment in our common shares. As of December 31, 2020, the Company was out of compliance with the debt yield covenant related to its mortgage debts secured by Montrose Student Residences, Queens Court Student Residences and Glasgow West End. The debt yields of these properties were adversely affected by refunds granted in response to the effects of the Coronavirus pandemic as described in Note 2 — Summary of Significant Accounting Policies. See Note 5 — Debt Financing for additional information regarding our existing debt covenants and certain non-compliance waivers that we obtained in the first quarter of 2021.

The Coronavirus pandemic had an adverse impact on our liquidity and capital resources for the year ended December 31, 2020, which resulted from reduced rent collections at our retail properties, rent refunds at our international student housing properties and a reduction of capital raised from the Second Offering as compared to prior periods. We are still in the early stages of navigating the actual and potential long-term impacts the pandemic will have on our business. These conditions may continue to worsen as the pandemic continues.

We sold three properties in the first few months of the year, which bolstered our liquidity position despite the adverse effects of the pandemic. Additionally, proceeds raised from the Second Offering improved in the second half of 2020, which, along with debt capital, provided the funding for five additional real estate investments with an aggregate purchase price of $322.2 million. We expect our ongoing capital raise, available capacity on our credit facilities and mortgage financing to provide sufficient capital to fund near-term cash needs, including the acquisitions of additional real estate investments. See Note 2—Summary of Significant Accounting Policies for additional information.

The discussions below provide additional details regarding our cash flows.

Cash Flows from Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which are used to pay direct leasing costs, property-level operating expenses and interest payments. Additionally, we incur corporate level costs and expenses such as general and administrative expenses, asset management fees and the performance participation allocation.

Cash flows from operating activities for the years ended December 31, 2020 and 2019 were $9.9 million and $17.4 million, respectively. We generally expect cash flows from operating activities to increase each year as we continue to acquire additional properties. However, some of these increases in the current year were offset by the effect of the three property sales completed during the first half of 2020, including the payment of $7.8 million of taxes related to the sale of Bishop’s Square in April 2020. Additionally, the increase in cash flows from operating activities was also offset by the payment of the performance participation allocation to the Advisor, which was $1.7 million higher in 2020.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2020 and 2019 were primarily due to the following:

2020
•Payments of $449.1 million primarily related to the acquisitions of six real estate investments during the year ended December 31, 2020.
•Capital expenditures of approximately $11.5 million at our real estate properties.
•We received proceeds of $340.2 million from the sale of the Domain Apartments in January 2020, Goodyear Crossing II in February 2020 and Bishop’s Square in April 2020. We sold the Domain Apartments for a contract sales price of $80.1 million and we acquired the Domain Apartments in January 2016 for a net purchase price of $58.1 million. We sold Goodyear Crossing II for a contract sales price of $72.0 million and we acquired Goodyear Crossing II in August 2016 for a net purchase price of $56.2 million. We sold Bishop’s Square for a contract sales price of €181.6 million (approximately $198.0 million assuming a rate of $1.09 per EUR as of the date of transaction) and we acquired Bishop’s Square in March 2015 for $92.0 million (approximately $103.5 million assuming a rate of $1.13 per EUR as of the acquisition date). Proceeds from these sales were used to pay off the secured debt outstanding on the three real estate investments in full as well as to fund the acquisitions of real estate investments made during the year ended December 31, 2020.
•Payments of $53.1 million to purchase real estate-related securities. We also received proceeds of $38.0 million from the sale of real estate-related securities.

2019
•Payments of $621.0 million primarily related to the acquisitions of nine real estate investments during the year ended December 31, 2019.
•Capital expenditures of approximately $8.5 million at our real estate properties.
•Payments of $45.2 million to purchase real estate-related securities. We also received proceeds of $20.6 million from the sale of real estate-related securities.

Cash Flows from Financing Activities

Public Offerings

We commenced the Initial Offering in August 2014 and terminated our offering in December 2017, except for shares issued pursuant to our distribution reinvestment plan. We commenced our Second Offering in December 2017, but did not begin raising proceeds related to the Second Offering until 2018. We received gross proceeds of $227.8 million, $392.9 million and $44.3 million, respectively, during the years ended December 31, 2020, 2019 and 2018, respectively, through our public offerings, excluding proceeds from our distribution reinvestment plan. As noted previously, the decrease in proceeds raised in 2020 is primarily due to the Coronavirus pandemic. Proceeds raised in late 2020 and early 2021 were restored to pre-pandemic levels.

We intend to commence our third public offering and terminate the Second Offering in the second quarter of 2021. During the years ended December 31, 2020, 2019 and 2018, we redeemed $31.6 million, $15.5 million and $12.5 million, respectively, in shares of common stock pursuant to our share redemption program. Our share redemption program allows for aggregate redemptions of up to 20% of NAV annually, which are subject to final approval by our board of directors. These amounts represent less than 5% of NAV in each year.

In addition to the investing activities described previously, we use proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the years ended December 31, 2020, 2019 and 2018, we made payments of $9.4 million, $12.4 million and $3.3 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our public offerings. Selling commissions, dealer manager fees and distribution and stockholder servicing fees vary for each share class as described more fully in Note 8 — Related Party Transactions. The change in these fees is generally attributable to the amount of offering proceeds raised, but is also impacted by variations in the amount of each share class sold during the year.
Beginning December 6, 2017, the Advisor agreed to advance all of our unpaid organization and offering costs, consisting of issuer costs and certain underwriting costs (but excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) related to our public offerings, through December 31, 2018. In January 2019, we began reimbursing the Advisor in ratable amounts over 60 months for all such advanced expenses, as well as any organization and offering costs incurred subsequent to December 31, 2018, to the extent cumulative organization and offering costs paid by us do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from our public offerings. During the years ended December 31, 2020 and 2019, we reimbursed the Advisor $6.0 million and $5.7 million for organization and offering costs, respectively.

Distributions

With the authorization of our board of directors, we declared distributions monthly from January 2018 through December 31, 2018 at a gross distribution rate of $0.05083 per month ($0.61 annualized), and from January 2019 through March 31, 2021 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class, less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders during the years ended December 31, 2020, 2019, and 2018 were $53.1 million, $33.7 million and $22.5 million, respectively, including those reinvested in shares of our common stock pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, we funded 60%, 42% and 32% of total distributions for the years ended December 31, 2020, 2019 and 2018, respectively, with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds.

The following table outlines our total distributions declared to stockholders for the years ended December 31, 2020, 2019 and 2018, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands).

	Stockholders			Sources
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows From Operating Activities
December 31, 2020	$25,398	$28,762	$54,161	$21,777	40%
December 31, 2019	$16,112	$19,446	$35,558	$20,798	58%
December 31, 2018	$10,480	$12,146	$22,626	$15,484	68%

Debt Financings

As mentioned previously, our portfolio was 45% leveraged as of December 31, 2020 (based on the most recent valuations of our real estate investments) with a weighted average interest rate of 2.08%. Below is additional information regarding our loan activity for the years ended December 31, 2020, 2019 and 2018. See Note 5 — Debt Financing for additional information regarding our outstanding debt.

2020
•We received proceeds from notes payable of $446.5 million, which included $259.0 million in draws on our revolving credit facility with JPMorgan as well as $187.5 million in permanent mortgage financing. Use of these proceeds was primarily to provide cash for the acquisitions of real estate investments during the year ended December 31, 2020.
•We made payments on notes payable of $382.6 million, which included $223.0 million in payments on our revolving credit facility with JPMorgan as well as principal payments of $159.6 million relating to our permanent mortgage financing. Included in payments made on permanent mortgage financing is $123.1 million in payments of outstanding principal remaining on our three properties sold during 2020, $29.9 million in payments of principal in conjunction with term modification of facilities secured by two of our properties, as well as other principal payments made on our permanent mortgage financing. Our Revolving Credit Facility with JPMorgan had an outstanding balance of $240.0 million as of December 31, 2020.
•We made payments of $1.4 million in financing costs primarily related to our mortgage loans.
•We made payments of $75.0 million under the Hines Credit Facility to pay off our outstanding balance in April 2020. We have not had any amounts outstanding under this facility since that time.

2019
•We received proceeds from notes payable of $327.1 million, which included $131.5 million in draws on our revolving credit facility with JPMorgan as well as $195.6 million in permanent mortgage financing. These proceeds were used primarily to provide cash for the acquisition of real estate investments during the year ended December 31, 2019.
•We made payments on notes payable of $31.0 million, which included $27.5 million in payments on our revolving credit facility with JPMorgan as well as principal payments of $3.5 million relating to our permanent mortgage financing. Our Revolving Credit Facility with JPMorgan had an outstanding balance of $104.0 million as of December 31, 2019.
•We made payments of $3.7 million in financing costs primarily related to our mortgage loans.
•We borrowed $134.0 million under the Hines Credit Facility primarily to provide cash for the acquisitions of real estate investments during the year ended December 31, 2019, and made payments of $114.0 million on this facility. We had an outstanding balance of $75.0 million under this facility as of December 31, 2019.

Results of Operations

Year ended December 31, 2020 compared to the year ended December 31, 2019

The table below includes information regarding changes in our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in 2020 compared to 2019 as a result of significant additional capital raised and invested in real estate, as offset by recent property dispositions. However, the Coronavirus pandemic had adverse effects on our results of operations for the year ended December 31, 2020, which offset some of the increases resulting from our acquisition activity. These effects were primarily due to rent concessions at our retail properties and rent refunds at our international student housing properties. Our other segments were not materially affected. To the extent the Coronavirus pandemic causes additional adverse conditions at our properties, our results in future periods could also be affected. All amounts are in thousands, except for percentages:

	Year Ended December 31,		Change
	2020	2019	$	%
Revenues:
Rental revenue	$123,389	$101,762	$21,627	21%
Other revenue	3,226	2,121	1,105	52%
Total revenues	126,615	103,883	22,732	22%
Expenses:
Property operating expenses	32,875	25,198	7,677	30%
Real property taxes	14,577	11,753	2,824	24%
Property management fees	5,719	4,036	1,683	42%
Depreciation and amortization	68,693	46,193	22,500	49%
Acquisition related expenses	687	161	526	327%
Asset management fees	11,674	7,985	3,689	46%
Performance participation allocation	—	7,713	(7,713)	(100)%
General and administrative expenses	4,652	3,652	1,000	27%
Total expenses	138,877	106,691	32,186	30%
Other income (expenses):
Gain (loss) on derivative instruments	7,531	(2,292)	9,823	N/A*
Gain (loss) on investments in real estate-related securities	(452)	2,317	(2,769)	N/A*
Gain on sale of real estate	130,094	—	130,094	N/A*
Foreign currency gains (losses)	(809)	(617)	(192)	31%
Interest expense	(20,849)	(18,608)	(2,241)	(12)%
Interest and other income	1,693	1,480	213	14%
Income (loss) before benefit (provision) for income taxes	104,946	(20,528)	125,474	N/A*
Benefit (provision) for income taxes	4,380	980	3,400	347%
Provision for income taxes related to sale of real estate	(7,773)	—	(7,773)	N/A*
Net income (loss)	$101,553	$(19,548)	$121,101	N/A*

* Not a meaningful percentage
Total revenues: The increase in total revenue is primarily due to the additional real estate investments acquired during 2020, offset by dispositions during the same period. We acquired seven and disposed of three real estate investments during 2020 and had a portfolio of twenty-two real estate investments as of December 31, 2020 that contained 10.9 million leasable square feet, of which 95% was leased. We also acquired nine real estate investments during 2019 which also contributed to the increases in these amounts since the properties were owned for the entire year in 2020. Despite this increase, total revenues of our same-store properties decreased $6.4 million during the year ended December 31, 2020. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.

Property operating expenses: The increase in property operating expenses is primarily due to our net acquisition activity during late 2019 and throughout 2020. Property operating expenses of our same-store properties increased $0.6 million during the year ended December 31, 2020. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Real property taxes: The increase in real property taxes is primarily due to our net acquisition activity during late 2019 and throughout 2020. Real property taxes of our same-store properties decreased $0.4 million during the year ended December 31, 2020. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Property management fees: The increase in property management fees is primarily due to our net acquisition activity during late 2019 and throughout 2020. Property management fees of our same-store properties increased $0.2 million during the year ended December 31, 2020. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to the additional real estate investments acquired during 2019 and 2020, offset by dispositions during the same period, as previously described.
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV. The increase in these fees is primarily due to the additional real estate investments made during 2019 and 2020, offset by dispositions during the same period, as previously described.
Performance participation allocation: The decrease in performance participation allocation is a result of the fee not being earned by the Advisor during the year ended December 31, 2020, due to a decline in our NAV per share during the year. Please see Item 7 — Management’s Discussion and Analysis—NAV and Distribution for additional information concerning the change in NAV per share during the year ended December 31, 2020.
General and administrative expenses: General and administrative expenses increased primarily due to increased legal costs and shareholder costs. We generally expect our general and administrative expenses to continue to increase as we continue raising capital from our public offerings.
Gain (loss) on derivative instruments: We enter into interest rate hedging instruments in order to limit our exposure against the variability of future interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. During the year ended December 31, 2020, such gains were primarily related to the position of our foreign currency forward contracts.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. The net loss on securities during the year ended December 31, 2020 is due to realized losses on the portfolio incurred primarily as a result of market effects during the first quarter of the year related to the Coronavirus pandemic, offset by unrealized gains following the market recovery from the lows earlier in the year. For information about the valuation of our investments in real-estate related securities, see Note 9—Fair Value Measurements in the notes to the accompanying financial statements.
Gain on sale of real estate: We acquired the Domain Apartments in January 2016 for a contract purchase price of $58.1 million and we sold the Domain Apartments for a contract sales price of $80.1 million on January 7, 2020, resulting in the recognition of a gain of $29.5 million related to this sale. Additionally, we acquired Goodyear Crossing II in August 2016 for a contract purchase price of $56.2 million and we sold Goodyear Crossing II for a contract sales price of $72.0 million on February 14, 2020, resulting in a recognition of a gain of $20.2 million related to this sale. We acquired Bishop’s Square in March 2015 for €92.0 million (approximately $103.5 million assuming a rate of $1.13 per EUR as of the acquisition date) and we sold Bishop’s Square in April 2020 for €181.6 million (approximately $198.0 million assuming a rate of $1.09 per EUR as of the date of transaction). We recognized a gain on sale of this asset of $80.4 million, excluding taxes related to the sale, which are described below. We had no property dispositions during the year ended December 31, 2019.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the year ended December 31, 2020 and 2019, these losses were primarily related to the effect of remeasuring cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased due to the net increase in our principal amount of indebtedness outstanding during the period resulting from additional real estate investments acquired in 2019 and 2020, as offset by the effects of the properties sold during 2020.

Interest and other income: Primarily relates to interest and dividend income associated with our investments in real estate-related securities. The increase in interest and dividend income earned during the year ended December 31, 2020 compared to 2019 is due to additional investments in real estate-related securities made during the year.
Benefit (provision) for income taxes: Benefit for income taxes increased nearly $3.4 million primarily as a result of recent changes in tax laws related to our international student housing properties and their effect on book / tax timing differences at these properties.
Provision for income taxes related to sale of real estate: The increase during the year ended December 31, 2020 compared to 2019 relates to the income tax incurred as a result of the sale of Bishop’s Square during April 2020, as described above.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the year ended December 31, 2020 includes seven properties. The tables below include additional information regarding the operating results of our same-store properties for the current period as compared to the same period in the prior year.

The following table presents the same-store revenues for the year ended December 31, 2020, as compared to the year ended December 31, 2019, by reportable segment. Total revenues increased by 22% primarily as a result of seven additional investments in real estate assets between December 31, 2019 and December 31, 2020 as offset by the dispositions of three properties in 2020. However, revenues of our same-store properties decreased by 9% primarily due to the adverse effects of the Coronavirus pandemic on our retail properties and international student housing properties, as described above. To the extent the Coronavirus pandemic causes additional adverse conditions at our properties, our results in future periods could also be affected. See below for additional explanations of notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Year Ended December 31,		Change
	2020	2019	$		%
Revenues
Same-store properties
Domestic office investments	$15,230	$16,538	$(1,308)	(1)	(8)%
Domestic residential/living investments	5,861	5,979	(118)		(2)%
Domestic retail investments	17,687	19,780	(2,093)	(2)	(11)%
International industrial investments	19,247	19,016	231		1%
International residential/living investments	4,789	7,914	(3,125)	(3)	(39)%
Total same-store properties	$62,814	$69,227	$(6,413)		(9)%
Recent acquisitions	60,143	16,180	43,963		272%
Disposed properties	3,658	18,476	(14,818)		(80)%
Total revenues	$126,615	$103,883	$22,732		22%

(1)The decrease is due to a decline in rental revenue from tenant vacancies and one tenant reducing their leased space. The property was 94% leased at December 31, 2019 and decreased to 88% occupancy by September 30, 2020 before increasing to 93% by December 31, 2020 as a result of new leasing activity near the end of the year. We are currently in discussions with prospective tenants to re-lease the remaining vacancy, and one existing tenant has amended its lease to expand into currently vacant space during 2021. Additionally, we have recently undertaken capital projects to improve tenant amenities to enhance our ability to lease the remaining vacant space.
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

The following table presents the property expenses for the year ended December 31, 2020, as compared to the year ended December 31, 2019, by reportable segment. Property expenses increased by 30% primarily as a result of seven additional investments in real estate between December 31, 2019 and December 31, 2020, as offset by the dispositions of three properties during the year ended December 31, 2020. See below for additional explanations of notable changes in same-store property expenses. All amounts are in thousands, except for percentages.

	Year Ended December 31,		Change
	2020	2019	$		%
Property expenses (1)
Same-store properties
Domestic office investments	$5,458	$5,516	$(58)		(1)%
Domestic residential/living investments	3,930	3,851	79		2%
Domestic retail investments	7,911	8,410	(499)	(2)	(6)%
International industrial investments	9,386	8,720	666	(3)	8%
International residential/living investments	3,014	2,780	234	(4)	8%
Total same-store properties	$29,699	$29,277	$422		1%
Recent acquisitions	21,422	6,158	15,264		248%
Disposed properties	2,050	5,552	(3,502)		(63)%
Total property expenses	$53,171	$40,987	$12,184		30%

(1)Property expenses include property operating expenses, real property taxes and property management fees.
(2)The decrease is primarily due to real property taxes at one of our retail properties compared to the prior year. This decrease is driven primarily by a decrease in the tax rate applied to the property value as a result of an appeal relating to 2019 property taxes awarded in 2020.
(3)The increase is primarily due to additional reimbursable salaries and related costs of the property manager, who is an affiliate of Hines. Many of these costs represent one-time charges and are not expected to be incurred on an ongoing basis.
(4)The increase is primarily due to legal expenses incurred associated with litigation against a previous owner of one of our student housing properties relating to renovations begun during the third quarter of 2020 to replace certain building safety equipment systems, as well as one-time costs incurred to temporarily relocate student residents before beginning the project.

The following table presents revenues in excess of property expenses for the year ended December 31, 2020, as compared to the year ended December 31, 2019, by reportable segment. In total, revenues in excess of property expenses increased by 17%, primarily as a result of our recent acquisition activity, as offset by our recent dispositions. However, total revenues in excess of property expenses of our same-store properties decreased by 17% primarily due to adverse effects of the Coronavirus pandemic on our retail properties and our international student housing properties, as well as the closing of one of our student housing properties for renovation, as described previously. To the extent the Coronavirus pandemic causes additional adverse conditions at our properties, our results in future periods could also be affected. All amounts below are in thousands, except for percentages:

	Year Ended December 31,		Change
	2020	2019	$		%
Revenues in excess of property expenses(1)
Same-store properties
Domestic office investments	$9,772	$11,022	$(1,250)	(2)	(11)%
Domestic residential/living investments	1,931	2,128	(197)		(9)%
Domestic retail investments	9,776	11,370	(1,594)	(2)	(14)%
International industrial investments	9,861	10,296	(435)	(2)	(4)%
International residential/living investments	1,775	5,134	(3,359)	(2)	(65)%
Total same-store properties	$33,115	$39,950	$(6,835)		(17)%
Recent acquisitions	38,721	10,022	28,699		286%
Disposed properties	1,608	12,924	(11,316)		(88)%
Total revenues in excess of property expenses	$73,444	$62,896	$10,548		17%

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the years ended December 31, 2020, 2019 and 2018 and the period from inception through December 31, 2020 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Years ended December 31,			Period from July 31, 2013 (date of inception) through December 31, 2020
	2020	2019	2018
Net income (loss)	$101,553	$(19,548)	$(879)	$45,633
Depreciation and amortization (1)	68,693	46,193	32,478	196,679
Gain on sale of real estate	(130,094)	—	(14,491)	(144,585)
Taxes related to sale of real estate	7,773	—	—	7,773
(Gain) loss on securities (2)	452	(2,317)	401	(1,463)
Adjustments for noncontrolling interests (3)	—	(29)	(22)	117
Funds From Operations attributable to common stockholders	$48,377	$24,299	$17,487	$104,154
Basic and diluted income (loss) per common share	$1.06	$(0.31)	$(0.02)	$1.29
Funds From Operations attributable to common stockholders per common share	$0.50	$0.39	$0.43	$2.95
Weighted average shares outstanding	95,935	63,039	40,468	35,353

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•For the years ended December 31, 2020, 2019 and 2018, the Dealer Manager earned distribution and stockholder servicing fees of $5.8 million, $3.8 million and $2.0 million, respectively, which are paid by Hines Global. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through December 31, 2020 were $13.5 million.
•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. See Note 8—Related Party Transactions, for additional information regarding the performance participation allocation. We do not consider the performance participation allocation in evaluating our operating performance. For the year ended December 31, 2020, we did not incur a performance participation allocation due to the Advisor. For the years ended December 31, 2019 and 2018, we incurred $7.7 million and $6.0 million, respectively, in performance participation allocation fees. Total performance participation allocation fees incurred were $13.9 million from inception through December 31, 2020.

•For the years ended December 31, 2020, 2019 and 2018, we recorded adjustments primarily related to amortization of out-of-market lease intangibles and lease incentives and straight-line rent adjustments, which resulted in a net increase to rental revenue of $3.7 million, $4.4 million and $2.3 million, respectively. Total of such adjustments from inception through December 31, 2020 were $15.4 million. Included in these adjustments is the amortization of deferred financing costs, which amounted to $2.8 million, $1.4 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
•We recorded adjustments related to derivative instruments and foreign currencies, which increased net income by approximately $6.3 million and reduced net income by approximately $2.9 million and $93,000 for the years ended December 31, 2020, 2019 and 2018 respectively. The total of such adjustments from inception through December 31, 2020 increased net income by $3.3 million.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees to fund distributions to our stockholders. For example, we funded 60%, 42% and 32% of total distributions for the years ended December 31, 2020, 2019 and 2018, respectively, with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through December 31, 2020, we declared $145.2 million of distributions to our stockholders, compared to our total aggregate FFO of $104.2 million and our total aggregate net loss of $45.6 million for that period. For the year ended December 31, 2020, we declared $54.2 million of distributions to our stockholders compared to our total aggregate FFO of $48.4 million. For the years ended December 2019 and 2018, we declared $35.6 million and $22.6 million, respectively, of distributions to our stockholders compared to our total aggregate FFO of $24.3 million and $17.5 million, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2020 and 2019, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The following table lists our known contractual obligations as of December 31, 2020.

	Payments due by Period
Contractual Obligations	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total (2)
Notes payable (1)	$—	$363,697	$148,264	$—	$511,961
Organization and Offering Costs(2)	2,663	3,600	—	—	6,263
Total contractual obligations(3)	$2,663	$367,297	$148,264	$—	$518,224

(1)Includes all future principal outstanding as of December 31, 2020 and future interest payments.

(2)See Note 8 — Related Party Transactions for additional information regarding the reimbursement of organization and offering costs to our Advisor.

(3)Excluded from the table above is the $26.3 million distribution and stockholder servicing fee liability payable to our Dealer Manager with respect to certain classes of shares of our common stock as of December 31, 2020. We cannot predict the length of time over which this fee will be paid due to potential changes in the NAV per share of the Company's common stock and future redemptions of shares of our common stock. If we assumed a constant NAV per share, the distribution and stockholder servicing fee would be paid over a range of 5-6 years from the date of purchase for certain classes of shares of our common stock, and over 35 years from the date of purchase with respect to Class T shares. See Note 8 — Related Party Transactions for additional information regarding the distribution and stockholder servicing fees.

Recent Developments and Subsequent Events

5301 Patrick Henry Drive

In February 2021, we acquired 5301 Patrick Henry Drive, an industrial research and development property located in Santa Clara, California. The property consists of 129,199 square feet and is 100% leased to one tenant. The net purchase price was $68.0 million, exclusive of transaction costs and closing prorations. The seller is not affiliated with us or our affiliates.

Officer Appointment

On March 24, 2021, our board of directors appointed Mr. A. Gordon Findlay, our Chief Accounting Officer and Treasurer, to serve as our Secretary, filling the vacancy created by the resignation of the prior Secretary earlier in the month.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of December 31, 2020, we were exposed to the market risks listed below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of December 31, 2020, we had $677.3 million of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $6.8 million in interest expense. Additionally, we entered into interest rate swap and cap agreements to limit our exposure to rising interest rates related to our mortgage loans secured by our investment properties. See Note 5 — Debt Financing in the Notes to the consolidated financial statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of December 31, 2020	Reduction in Net Income (Loss) for the Year Ended December 31, 2020
EUR	$14,464	$6,402
GBP	$6,097	$111

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Hines Global Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hines Global Income Trust, Inc., and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investment Property - Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

During the year ended December 31, 2020, the Company acquired seven investment properties for an aggregate purchase price of $453.5 million (“the acquisitions”) which were recorded using their relative fair values. Estimates of fair values were based upon assumptions that the Company believes are similar to those used by market participants. These assumptions include, but are not limited to, the determination of market-based rental revenues, comparable land sales and replacement costs of the building.

We identified the acquisitions as a critical audit matter because of the significant estimates of market-based rental revenue, comparable land sales, and replacement costs of the building management makes to determine the relative fair values. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions related to market-based rental revenues, comparable land sales, and the replacement costs of the building.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the market-based rental revenues, comparable land sales and replacement costs of the building included the following, among others:

a.With the assistance of our fair value specialists, we evaluated the reasonableness of the market-based rental revenues, comparable land sales, and replacement costs of the building by:
i.Assessing the reasonableness of the source information utilized by management by obtaining the information independently
ii.Developing a range of independent estimates and comparing that to assumptions used by management for market rent and comparable land sales
iii.Recomputing the mathematical accuracy of the calculation
b.Evaluated the assumptions for bias by comparing them to historical assumptions
/s/ Deloitte & Touche LLP

Houston, Texas
March 26, 2021

We have served as the Company’s auditor since 2013.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$1,558,060	$1,254,304
Investments in real estate-related securities	51,137	36,491
Cash and cash equivalents	55,998	45,875
Restricted cash	21,565	10,563
Derivative instruments	286	163
Tenant and other receivables, net	16,644	14,160
Intangible lease assets, net	121,830	98,537
Right-of-use asset, net	4,367	37,606
Deferred leasing costs, net	17,471	18,418
Deferred financing costs, net	1,372	2,311
Other assets	14,687	5,129
Assets held for sale	—	49,988
Total assets	$1,863,417	$1,573,545
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$35,549	$29,838
Due to affiliates	39,295	42,782
Intangible lease liabilities, net	21,393	19,633
Other liabilities	17,637	21,428
Operating lease liability	1,598	1,583
Derivative instruments	22	1,079
Distributions payable	4,909	3,837
Note payable to affiliate	—	75,000
Notes payable, net	880,796	752,131
Liabilities associated with assets held for sale	—	34,713
Total liabilities	1,001,199	982,024

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2020 and December 31, 2019	—	—
Common shares (Note 7)	104	83
Additional paid-in capital	938,736	735,545
Accumulated distributions in excess of earnings	(99,451)	(146,830)
Accumulated other comprehensive income (loss)	22,829	2,723
Total stockholders’ equity	862,218	591,521
Noncontrolling interests	—	—
Total equity	862,218	591,521
Total liabilities and equity	$1,863,417	$1,573,545

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$123,389	$101,762	$68,006
Other revenue	3,226	2,121	1,063
Total revenues	126,615	103,883	69,069
Expenses:
Property operating expenses	32,875	25,198	13,774
Real property taxes	14,577	11,753	8,601
Property management fees	5,719	4,036	1,845
Depreciation and amortization	68,693	46,193	32,478
Acquisition related expenses	687	161	144
Asset management fees	11,674	7,985	5,004
Performance participation allocation	—	7,713	5,954
General and administrative expenses	4,652	3,652	3,131
Total expenses	138,877	106,691	70,931
Other income (expenses):
Gain (loss) on derivative instruments	7,531	(2,292)	(272)
Gain (loss) on investments in real estate-related securities	(452)	2,317	(401)
Gain on sale of real estate	130,094	—	14,491
Foreign currency gains (losses)	(809)	(617)	(438)
Interest expense	(20,849)	(18,608)	(12,649)
Interest and other income	1,693	1,480	261
Income (loss) before benefit (provision) for income taxes	104,946	(20,528)	(870)
Benefit (provision) for income taxes	4,380	980	(9)
Provision for income taxes related to sale of real estate	(7,773)	—	—
Net income (loss)	101,553	(19,548)	(879)
Net (income) loss attributable to noncontrolling interests	(13)	(13)	(13)
Net income (loss) attributable to common stockholders	$101,540	$(19,561)	$(892)
Basic and diluted income (loss) per common share	$1.06	$(0.31)	$(0.02)
Weighted average number of common shares outstanding	95,935	63,039	40,468

Comprehensive income (loss):
Net income (loss)	$101,553	$(19,548)	$(879)
Other comprehensive income (loss):
Foreign currency translation adjustment	20,106	3,597	(5,812)
Comprehensive income (loss)	$121,659	$(15,951)	$(6,691)
Comprehensive (income) loss attributable to noncontrolling interests	(13)	(13)	(13)
Comprehensive income (loss) attributable to common stockholders	$121,646	$(15,964)	$(6,704)

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2018	39,256	$39	$336,761	$(68,193)	$4,938	$273,545	$—
Issuance of common shares	5,601	7	56,391	—	—	56,398	—
Distributions declared	—	—	—	(22,626)	—	(22,626)	(13)
Redemption of common shares	(1,273)	(2)	(13,686)	—	—	(13,688)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(3,394)	—	—	(3,394)	—
Offering costs	—	—	(4,798)	—	—	(4,798)	—
Net income (loss)	—	—	—	(892)	—	(892)	13
Foreign currency translation adjustment	—	—	—	—	(5,812)	(5,812)	—
Balance as of December 31, 2018	43,584	$44	$371,274	$(91,711)	$(874)	$278,733	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2019	43,584	$44	$371,274	$(91,711)	$(874)	$278,733	$—
Issuance of common shares	39,805	41	411,280	—	—	411,321	—
Distributions declared	—	—	—	(35,558)	—	(35,558)	(13)
Redemption of common shares	(1,542)	(2)	(16,050)	—	—	(16,052)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(26,514)	—	—	(26,514)	—
Offering costs	—	—	(4,445)	—	—	(4,445)	—
Net income (loss)	—	—	—	(19,561)	—	(19,561)	13
Foreign currency translation adjustment	—	—	—	—	3,597	3,597	—
Balance as of December 31, 2019	81,847	$83	$735,545	$(146,830)	$2,723	$591,521	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2020	81,847	$83	$735,545	$(146,830)	$2,723	$591,521	$—
Issuance of common shares	25,145	24	256,180	—	—	256,204	—
Distributions declared	—	—	—	(54,161)	—	(54,161)	(13)
Redemption of common shares	(3,211)	(3)	(35,812)	—	—	(35,815)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(13,242)	—	—	(13,242)	—
Offering costs	—	—	(3,935)	—	—	(3,935)	—
Net income (loss)	—	—	—	101,540	—	101,540	13
Foreign currency translation adjustment	—	—	—	—	16,946	16,946	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	3,160	3,160	—
Balance as of December 31, 2020	103,781	$104	$938,736	$(99,451)	$22,829	$862,218	$—

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$101,553	$(19,548)	$(879)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	70,474	47,341	32,614
Gain on sale of real estate	(130,094)	—	(14,491)
Foreign currency (gains) losses	809	617	438
(Gain) loss on derivative instruments	(7,531)	2,292	272
(Gain) loss on investments in real estate-related securities	452	(2,317)	401
Changes in assets and liabilities:
Change in other assets	(8,050)	(1,827)	1,167
Change in tenant and other receivables	(4,577)	(2,982)	(737)
Change in deferred leasing costs	(5,426)	(7,199)	(12,460)
Change in accounts payable and accrued expenses	1,444	90	7,432
Change in other liabilities	(3,218)	(2,946)	(519)
Change in due to affiliates	(5,930)	3,890	6,004
Net cash from operating activities	9,906	17,411	19,242
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(449,051)	(620,974)	(206,782)
Capital expenditures at operating properties	(11,456)	(8,487)	(14,977)
Proceeds from sale of real estate	340,182	—	37,087
Purchases of real estate-related securities	(53,096)	(45,200)	(11,307)
Proceeds from settlement of real estate-related securities	37,998	20,625	1,306
Net cash used in investing activities	(135,423)	(654,036)	(194,673)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	227,776	392,897	44,324
Redemption of common shares	(31,646)	(15,545)	(12,533)
Payment of offering costs	(5,956)	(5,684)	—
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(9,448)	(12,373)	(3,306)
Distributions paid to stockholders and noncontrolling interests	(24,764)	(15,335)	(10,410)
Proceeds from notes payable	446,545	327,114	131,312
Payments on notes payable	(382,585)	(30,996)	(1,700)
Proceeds from related party note payable	—	134,000	90,500
Payments on related party note payable	(75,000)	(114,000)	(46,700)
Change in security deposit liability	837	167	(6)
Deferred financing costs paid	(1,394)	(3,692)	(1,674)
Payments related to interest rate contracts	(85)	(209)	(283)
Net cash from financing activities	144,280	656,344	189,524
Effect of exchange rate changes on cash, restricted cash and cash equivalents	2,362	(267)	(1,660)
Net change in cash, restricted cash and cash equivalents	21,125	19,452	12,433
Cash, restricted cash and cash equivalents, beginning of year	56,438	36,986	24,553
Cash, restricted cash and cash equivalents, end of year	$77,563	$56,438	$36,986
See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Hines Global Income Trust, Inc. (“the Company” or “Hines Global”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for 60 years. The Company is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines. The Company intends to conduct substantially all of its operations through HGIT Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of December 31, 2020 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

The Company raises capital for its investments through public offerings of its common stock and engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for its offerings and to market its shares. On August 20, 2014, the Company commenced its initial public offering of up to $2.5 billion of its common stock (the “Initial Offering”). On September 30, 2017, the Company suspended the sale of shares in the primary portion of the Initial Offering, while continuing to offer up to $150.0 million of its common stock pursuant to its distribution reinvestment plan. On December 6, 2017, the Company commenced a second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Second Offering”). As a result of the changing landscape in the non-traded REIT industry, the Second Offering reflects a restructuring (the “Restructuring”), which resulted in a reduction of many of the fees payable to the Advisor and the Dealer Manager. For additional information regarding these fees, please see Note 8 — Related Party Transactions.

The Company received gross offering proceeds of approximately $1.2 billion from the sale of 122.4 million shares through its public offerings from inception through March 26, 2021, including shares issued pursuant to its distribution reinvestment plan. As of December 31, 2020, the Company owned direct investments in twenty-two real estate properties totaling 10.9 million square feet that were 95% leased.

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

The ongoing global outbreak of the Coronavirus pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. It has disrupted global travel and supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Considerable uncertainty still surrounds the Coronavirus and its potential effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses and other efforts to curb the spread of the Coronavirus have significantly disrupted business activity globally, including in the markets where the Company invests, and has had an adverse impact on the performance of certain of the Company’s investments. Many of the Company’s tenants are subject to various quarantine restrictions and these restrictions could be in place for an extended period of time. These restrictions are particularly adversely impacting many of the Company’s retail tenants (other than grocery tenants), as government instructions regarding social distancing, capacity limitations and mandated closures have reduced and, in some cases, eliminated customer foot traffic, causing many of the Company’s retail tenants to temporarily close their brick and mortar stores. As of March 26, 2021, the Company owned two retail properties in the U.S., which comprised 21% of the Company’s total revenue for the year ended December 31, 2020. The Company agreed to grant $3.8 million of rent relief to its retail tenants through December 31, 2020, as a result of their lost revenues resulting from the Coronavirus pandemic at these properties. Such rent relief consisted of $2.6 million of rental payments that were forgiven or reduced due to the conversion of fixed rental payments to rental payments based on a percentage of the tenant’s revenues and $1.2 million of rent payments that have been deferred to future periods. While rent collections were adversely affected in the early months of the pandemic, consumer traffic at these properties has recovered to near pre-pandemic levels in recent months and rent collections recovered to 98% of billed rent by the end of the year ended December 31, 2020. However, rising infection rates and the potential for additional government mandated shutdowns could reduce consumer traffic at the Company’s retail properties and negatively impact future rent collections.

Additionally, the Company agreed to refund May through August rents for 53% of students across its international student housing portfolio following the closing of nearby universities for the remainder of the 2019/2020 school year. These universities have announced a mixture of in-campus and on-line learning for the upcoming 2020/2021 school year with a delayed start. Total refunds across the Company’s international student housing portfolio reduced revenue by $2.2 million for the year ended December 31, 2020. Additionally, local governments closed in-campus learning in early 2021. These closures are expected to result in additional refunds of approximately $0.3 million during 2021. These refunds adversely impacted the debt yields of these student housing properties, which contributed to the Company being out of compliance with its debt yield covenants under the mortgage debt secured by these properties as of December 31, 2020. The lender provided waivers to the Company with respect to its non-compliance with these covenants, eliminating any events of default caused by non-compliance through the end of the 2020/2021 school year. See Note 5—Debt Financing for more information. The Company’s other segments were not materially impacted by the Coronavirus pandemic to date.

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

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the years ended December 31, 2020, 2019, and 2018.

Assets and Liabilities Held for Sale

Properties that are intended to be sold are to be designated as “held for sale” on the consolidated balance sheets at the lesser of carrying amount or fair value less estimated selling costs when they meet specific criteria to be presented as held for sale, under U.S. GAAP, most significantly that the sale is probable within one year. The Company evaluates probability of sale based on specific facts including whether a sales agreement is in place and the buyer has made significant non-refundable deposits. Properties are no longer depreciated when they are classified as held for sale.  As of December 31, 2020, there were no assets designated as held for sale. As of December 31, 2019, the Company designated one property, the Domain Apartments, as held for sale. The Company sold the Domain Apartments in January 2020. See Note 3—Investment Property for additional information regarding the disposition of the Domain Apartments

As the FASB ASC 360-10 requires the separate presentation of assets and liabilities classified as held for sale, we have aggregated and presented these assets and liabilities as one line on the balance sheet (“assets held for sale” and “liabilities associated with assets held for sale”, respectively), which are described further in the tables below. These assets did not qualify to be classified as discontinued operations, because the sale of these assets does not represent a strategic shift in the Company’s operations. As of December 31, 2020 and 2019, assets held for sale consisted of the following amounts (in thousands):

	December 31, 2020	December 31, 2019
Investment property, net	$—	$49,823
Tenant and other receivables, net	—	74
Other assets	—	91
Total assets held for sale	$—	$49,988

As of December 31, 2020 and 2019, liabilities associated with assets held for sale consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accounts payable and accrued expenses	$—	$192
Other liabilities	—	225
Notes payable, net	—	34,296
Total liabilities associated with assets held for sale	$—	$34,713

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in interest and other income in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020, 2019 and 2018 (in thousands):

	Gain (Loss) Recorded on Investments in Real Estate-Related Securities
	Year Ended December 31,
	2020	2019	2018
Unrealized gain (loss)	$2,141	$1,283	$17
Realized gain (loss)	(2,593)	1,034	(418)
Total gain (loss) on real estate-related securities	$(452)	$2,317	$(401)

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

As of December 31, 2020, the Company had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. In addition, as of December 31, 2020, the Company had $38.3 million of cash and cash equivalents, including restricted cash, deposited in certain financial institutions located in the United Kingdom, Ireland, the Netherlands, Germany, Poland and Spain. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents.

As of December 31, 2020, the Company owned $51.1 million in real estate-related securities. These securities consist of common equities, preferred equities and debt securities of publicly traded REITs.

International Operations

The Euro (“EUR”) is the functional currency for the Company’s subsidiaries operating in Ireland, the Netherlands, Germany and Spain, the British pound (“GBP”) is the functional currency for the Company’s subsidiaries operating in the United Kingdom, and the Polish zloty is the functional currency for the Company’s subsidiaries operating in Poland. These subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. Income statement accounts are generally translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. Upon disposal of this subsidiary, the Company will remove the accumulated translation adjustment from stockholders’ equity and include it in the gain or loss on disposal in its consolidated statement of operations.

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

Tenant and Other Receivables

Tenant and other receivables balances consist primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost. As of December 31, 2020 and 2019, the Company had receivables related to base rents and tenant reimbursements of $4.6 million and $5.6 million, respectively. Additionally, as of December 31, 2020, approximately $1.2 million of these receivables relate to rent that has been deferred at the Company’s retail properties and is expected to be repaid at a later date. The Company has recorded an allowance of approximately $0.5 million related to these deferred rents, which reduced rental revenue for the year ended December 31, 2020. The Company also reduced rental revenue by $2.6 million for abated rent at its retail properties during the year ended December 31, 2020, as discussed previously.

Straight-line rent receivables were $9.1 million and $8.6 million as of December 31, 2020 and 2019, respectively. Straight-line rent receivables consist of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Upon the adoption of Accounting Standards Update (“ASU”) 2016-02, individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivables are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical collection levels and current economic trends. The uncollectible portion of the portfolio is recorded as an adjustment to rental revenues.

At December 31, 2020, a $2.1 million receivable related to the sale of Bishop’s Square was included in tenant and other receivables, net on the Consolidated Balance Sheet. The receivable is contingent on certain conditions being met on or before May 2021.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Other Assets

Other assets included the following (in thousands):

	December 31, 2020	December 31, 2019
Prepaid insurance	$1,133	$726
Prepaid property taxes	1,845	589
Deferred tax assets (1)	9,478	2,973
Other	2,231	932
Other assets	$14,687	$5,220	(2)

(1)Includes the effects of a valuation allowance of $3.3 million and $1.8 million as of December 31, 2020 and 2019, respectively. The increase in net deferred tax assets from December 31, 2019 to December 31, 2020 is primarily due to changes in tax laws relating to our international properties and their effect on book / tax timing differences at these properties.
(2)Includes $0.1 million classified as other assets within assets held for sale as of December 31, 2019.

Lessee Accounting

The Company has a ground lease agreement in which the Company is the lessee for land underneath Łódź Urban Logistics that the Company has currently accounted for as an operating lease. The lease currently ends in December 2089 and has fixed payments. The rental expense associated with this lease was $87,000 and $24,000 for the years ended December 31, 2020 and 2019, respectively. The Company has recorded a right-of-use asset of approximately $4.4 million in right-of-use asset, net, as of December 31, 2020 and 2019, and has recorded a lease liability of approximately $1.6 million in operating lease liability, as of December 31, 2020 and 2019, in the Company’s Consolidated Balance Sheets.

The Company’s estimate of the amount of the right-of-use asset and lease liability included assumptions for the discount rate, which is based on the incremental borrowing rate of the lease contract. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a term similar to the lease. Since the term of the Łódź Urban Logistics ground lease is much longer than a typical borrowing, the Company derived the incremental borrowing rate of 5.6%, as the spread in a current financing quote for the property plus the applicable base rate corresponding to the longest term available in the base rate market. A reconciliation of the Company’s lease liabilities on an undiscounted cash flow basis for the ground lease at Łódź Urban Logistics for each of the years ending December 31, 2021 through December 31, 2025 are as follows (in thousands):

Lease Payments
2021	$94
2022	94
2023	94
2024	94
2025	94
Thereafter	5,994
Total	$6,464
Operating Lease Liability	$1,598
Undiscounted Excess Amount	$4,866

Revenue Recognition

ASU 2014-09 requires the use of a new five-step model to recognize revenue from contracts with customers. The five-step model requires that the Company identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when it satisfies the performance obligations. Management has concluded that the majority of the Company’s total revenue, with the exception of gains and losses from the sale of real estate, consist of rental income from leasing arrangements, which is specifically excluded from the standard. Excluding gains and losses on the sale of real estate (as discussed further below), the Company concluded that its remaining revenue streams were immaterial.

As of January 1, 2018, the Company began accounting for the sale of real estate properties under ASU 2017-05 and provides for revenue recognition based on completed performance obligations, which typically occurs upon the transfer of ownership of a real estate asset.

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions, in accordance with ASC 842. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

Other revenues consist primarily of parking revenue, administrative fees, and tenant reimbursements related to utilities, insurance, and other operating expenses. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized at the time when the performance obligation is met, under ASU 2014-09.

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2015. The Company’s management believes that it operates in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2020, 2019 and 2018 in the accompanying consolidated financial statements. In 2020, income tax expense/benefit recorded by the Company was primarily comprised of foreign income taxes related to the operation of its international properties. All periods from December 31, 2015 through December 31, 2020 are open for examination by the IRS. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Distribution and Stockholder Servicing Fees

The Company records distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the applicable class of shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable. For the years ended December 31, 2020 and 2019, the Company recorded a liability of $26.3 million and $22.5 million, respectively. See Note 8 — Related Party Transactions for additional information regarding the Company’s distribution and stockholder servicing fees.

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

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848).” This ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in the ASU is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once the ASU is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company has not adopted any of the optional expedients or exceptions as of December 31, 2020, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve. As of December 31, 2020, $442.1 million of the Company’s outstanding debt had a variable interest rate tied to a reference rate expected to be discontinued, although the terms of the loan agreements provide procedures for determining a replacement or alternative rate in the event that the reference rate is unavailable.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Buildings and improvements	$1,216,004	$1,077,207
Less: accumulated depreciation	(60,019)	(51,719)
Buildings and improvements, net	1,155,985	1,025,488
Land	402,075	278,639
Investment property, net	$1,558,060	$1,304,127	(1)

(1)Includes $49.8 million classified within assets held for sale as of December 31, 2019.

During the year ended December 31, 2020, the Company acquired seven investments in real estate assets for a total net purchase price of $447.1 million. During the same period, the Company sold three of its investment properties for an aggregate contract price of $350.1 million and recognized an aggregate gain on the sale of these assets of $130.1 million, which was recorded in gain on sale of real estate on the Consolidated Statements of Operations and Comprehensive Income (Loss). During the year ended December 31, 2019, the Company acquired nine investments in real estate assets for a total net purchase price of $566.4 million, and did not sell any of its investment properties. See Note 4 — Recent Acquisitions of Real Estate for additional information regarding the Company’s real estate portfolio.

As of December 31, 2020, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$153,358	$12,362	$(27,792)
Less: accumulated amortization	(41,998)	(1,892)	6,399
Net	$111,360	$10,470	$(21,393)

As of December 31, 2019, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$136,215	$8,957	$(25,579)
Less: accumulated amortization	(43,808)	(2,827)	5,946
Net	$92,407	$6,130	$(19,633)

Amortization expense of in-place leases was $32.0 million, $20.6 million and $18.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $2.4 million, $1.8 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market lease liabilities, net, for each of the years ending December 31, 2021 through December 31, 2025 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
2021	$24,931	$(1,403)
2022	$21,146	$(1,642)
2023	$16,155	$(1,304)
2024	$10,235	$(699)
2025	$8,715	$(478)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the year ended December 31, 2020, 2019 and 2018 was $17.4 million, $15.4 million and $9.2 million, respectively, which is included in Rental revenue on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2020, the approximate fixed future minimum rentals for each of the years ending December 31, 2021 through 2025 and thereafter for the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
2021	$87,629
2022	77,962
2023	67,765
2024	55,968
2025	50,430
Thereafter	190,188
Total	$529,942

During the years ended December 31, 2020, 2019 and 2018, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties and multi-family properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. RECENT ACQUISITIONS OF REAL ESTATE

The Company acquired seven real estate assets during the year ended December 31, 2020, nine real estate assets during the year ended December 31, 2019 and three real estate assets during the year ended December 31, 2018. The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price, which includes transaction costs beginning January 1, 2018 as further described below, of each property acquired in 2020, 2019 and 2018 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (2)		Land (2)	In-place Lease Intangibles (2)	Out-of- Market Lease Intangibles, Net (2)	Right of Use Asset, net		Total (2)
2020 (1)
The Emerson	1/24/2020	$97,659		$17,725	$2,197	$—	$—		$117,581
Bratzler ABC Westland (3)	2/28/2020	$7,181		$5,704	$816	$—	$—		$13,701
Madrid Airport Complex	6/19/2020	$3,807		$20,469	$9,787	$—	$—		$34,063
Wakefield Logistics	7/2/2020	$14,830		$9,085	$4,078	$(701)	$—		$27,292
Advanced Manufacturing Portfolio	8/31/2020	$34,826		$53,636	$23,648	$(5,006)	$—		$107,104
6100 Schertz Parkway	12/11/2020	$103,404		$3,880	$16,058	$5,988	$—		$129,330
Cross Point Business Park	12/22/2020	$10,606		$12,327	$1,817	$(313)	$—		$24,437

2019
ABC Westland	5/3/2019	$74,054	(4)	$59,664	$6,902	$(1,124)	$—		$139,496
Promenade Shops at Briargate	9/13/2019	$55,425		$19,199	$20,017	$(1,047)	$—		$93,594
Gdańsk PL II	9/24/2019	$18,707		$6,174	$5,013	$449	$—		$30,343
Łódź Urban Logistics	9/26/2019	$19,298		$—	$3,684	$(134)	$2,777	(5)	$25,625
Glasgow West End	9/27/2019	$66,255		$22,276	$3,170	$—	$—		$91,701
Charles Tyrwhitt DC	11/8/2019	$11,207		$7,013	$3,587	$(489)	$—		$21,318
The Alloy	11/12/2019	$81,956		$14,194	$3,291	$—	$—		$99,441
DSG Bristol	11/18/2019	$22,503		$17,713	$8,319	$1,507	$—		$50,042
Royal Mail	12/12/2019	$23,735		$6,170	$5,536	$—	$—		$35,441

2018
Venue Museum District	9/21/2018	$52,538		$17,409	$3,240	$—	$—		$73,187
Fresh Park Venlo	10/5/2018	$128,977		$—	$11,880	$(2,583)	$—		$138,274
Maintal Logistics	12/31/2018	$30,175		$15,031	$2,287	$(691)	$—		$46,802

(1)For more information on acquisitions completed during the year ended December 31, 2020, refer to Note 3 — Investment Property.

(2)For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

(3)Bratzler ABC Westland is an addition to the Company’s existing ownership interest in ABC Westland, an industrial logistics property located in The Hague, Netherlands, previously acquired in May 2019.

(4)Amount includes approximately €14.1 million (approximately $15.8 million assuming a rate of $1.12 per EUR as of the acquisition date) of solar panels at date of acquisition, which are to be depreciated using the straight-line method assuming a useful life of 25 years.

(5)Amount is net of a $1.6 million right of use lease liability.

5. DEBT FINANCING

As of December 31, 2020 and 2019, the Company had approximately $885.5 million and $865.7 million of debt outstanding, respectively, with a weighted average years to maturity of 2.4 years and 2.6 years, and a weighted average interest rate of 2.08% and 2.54%, respectively. The following table describes the Company’s debt outstanding at December 31, 2020 and 2019 (in thousands, except interest rates):

Description	Origination or Assumption Date	Maturity Date		Maximum Capacity in Functional Currency		Interest Rate Description	Interest Rate as of December 31, 2020	Principal Outstanding at December 31, 2020	Principal Outstanding at December 31, 2019
Secured Mortgage Debt
Bishop's Square	3/3/2015	3/2/2022	(3)	€55,200		Euribor + 1.30% (1)	N/A	$—	$61,907
Domain Apartments	1/29/2016	1/29/2020	(4)	$34,300		Libor + 1.60% (1)	N/A	—	34,300	(9)
Cottonwood Corporate Center	7/5/2016	8/1/2023		$78,000		Fixed	2.98%	70,555	72,359
Goodyear Crossing II	8/18/2016	8/18/2021	(5)	$29,000		Libor + 2.00%	N/A	—	29,000
Rookwood Commons	1/6/2017	7/1/2023	(6)	$67,000		Fixed	4.25%	54,500	67,000
Rookwood Pavilion	1/6/2017	7/1/2023	(6)	$29,000		Fixed	4.25%	29,000	29,000
Montrose Student Residences	3/24/2017	3/23/2022		€22,605		Euribor + 1.85% (1)	2.00%	27,723	25,352
Queen's Court Student Residences	12/18/2017	12/18/2022		£29,500		Libor + 2.00%(1)	2.17%	40,265	38,896
Venue Museum District	9/21/2018	10/9/2021	(7)	$45,000		Libor + 1.95% (1)	4.02%	27,601	45,000
Fresh Park Venlo	10/3/2018	8/15/2023		€75,000		Euribor + 1.50% (1)	1.50%	91,958	84,092
Maintal Logistics	2/21/2019	2/28/2024		€23,500		Euribor + 1.10% (1)	1.10%	28,292	26,136
ABC Westland	5/3/2019	2/15/2024		€75,000		Euribor + 1.50% (1)	1.50%	87,197	82,655
Łódź Urban Logistics	9/20/2019	9/20/2024		€13,600		Fixed (2)	1.05%	16,492	15,211
Glasgow West End	9/26/2019	9/26/2024		£43,200		Libor + 1.80% (1)	1.87%	58,964	56,959
Gdańsk PL II	10/4/2019	9/20/2024		€16,800		Fixed (2)	1.05%	20,372	18,790
Madrid Airport Complex	6/19/2020	6/19/2023		€15,150		Fixed	2.80%	17,358	—
UK Logistics	7/7/2020	7/7/2023		£55,138	(8)	Libor + 1.75% (1)	1.80%	75,257	—
Other Notes Payable
JPMorgan Chase Revolving Credit Facility	9/13/2019	11/15/2022		$275,000		Variable	1.65%	140,000	$104,000
JPMorgan Chase Revolving Credit Facility - Term Loan	9/13/2019	11/15/2022		$150,000		Variable	1.58%	100,000	$—
Notes Payable								$885,534	$790,657
Affiliate Note Payable
Credit Facility with Hines	10/2/2017	12/31/2021		$75,000		Variable	N/A	—	75,000
Total Note Payable to Affiliate								$—	$75,000
Total Principal Outstanding								$885,534	$865,657
Unamortized discount								—	(104)	(10)
Unamortized financing fees (11)								(4,738)	(4,126)
Total								$880,796	$861,427
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
(3)In April 2020, the Company paid off the outstanding balance using proceeds from the sale of Bishop’s Square, which occurred in April 2020. See Note 3 — Investment Property for further details on the disposition of Bishop’s Square.
(4)In January 2020 the Company paid off the outstanding balance using proceeds from the sale of the Domain Apartments, which occurred in January 2020. See Note 3 — Investment Property for further details on the disposition of Domain Apartments.
(5)In February 2020 the Company paid off the outstanding balance using proceeds from the sale of Goodyear Crossing, which occurred in February 2020. See Note 3 — Investment Property for further details on the disposition of Goodyear Crossing.
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
(8)This credit facility is collateralized by the following four industrial logistics properties: Charles Tyrwhitt DC, DSG Bristol, Royal Mail and Wakefield Logistics.
(9)As of December 31, 2019, this amount was included in liabilities associated with assets held for sale.
(10) The Company assumed notes payable in connection with its acquisition of Rookwood, which were recorded at the estimated fair value as of the date of acquisition. The difference between the fair value at acquisition and the principal outstanding is amortized over the term of the related notes.
(11)Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $6.1 million and $6.4 million for the years ended December 31, 2020 and 2019. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the years ended December 31, 2020, 2019 and 2018, $2.8 million, $1.4 million and $0.6 million of deferred financing costs were amortized into interest expense in the accompanying consolidated statement of operations, respectively.

The Company often enters into mortgage agreements to provide secured financing for its acquisitions of real estate investments. These mortgage agreements are subject to certain conditions and contain customary covenants and events of default. Refer below for additional discussion on Financial Covenants relating to the Company’s mortgage-level debt.

JPMorgan Chase Revolving Credit Facility
On September 13, 2019 (as amended on November 15, 2019 and November 13, 2020), the Operating Partnership entered into a credit agreement, which we refer to as the “Credit Agreement”, with JPMorgan Chase Bank, N.A. (“Chase”), as administrative agent for itself and various lenders named in the Credit Agreement, which provides for borrowings up to a maximum aggregate principal amount of $425.0 million denominated in U.S. dollars, British pound sterling, Euros, Australian dollars or Canadian dollars with aggregate foreign currency commitments constituting up to $137.5 million of that amount. The Credit Agreement has a maturity date of November 15, 2022, subject to two one-year extensions at our option.

During the year ended December 31, 2020, the Company made draws of approximately $259.0 million and made payments of $223.0 million on its revolving loan commitment with JPMorgan Chase, N.A., (the “Revolving Credit Facility”). In November 2020, the Company drew $100.0 million on its $150.0 million term loan facility with JPMorgan Chase, N.A., (the “Term Loan Facility”), and used the proceeds as a payment on the balance of the Revolving Credit Facility. As of December 31, 2020, the Company had an outstanding balance of $240.0 million under the Credit Agreement. From January 1, 2021 through March 26, 2021, the Company made $30.0 million in additional draws and made additional payments of $20.0 million under the Credit Agreement, which resulted in the Company having a $250.0 million outstanding balance under the Credit Agreement as of March 26, 2021.

Interest on our borrowings under the Credit Agreement will be payable based on either (a) the Alternate Base Rate plus the Applicable Rate or (b) the Adjusted LIBO Rate plus the Applicable Rate, subject to our election; provided, however, for revolving loans denominated in Australian dollars, Canadian dollars, Euros, or Japanese Yen, the Australian Bill Rate, the CDOR Rate, the EURIBOR Screen Rate or the Yen Rate, respectively, will be referred to in lieu of the Adjusted LIBO Rate. The Alternate Base Rate is equal to the greater of: (a) the Prime Rate, (b) Federal Funds Effective Rate plus 0.5%, or (c) an adjusted LIBOR rate for a one month period plus 1.0%. The Adjusted LIBO Rate is equal to the LIBO rate, which is derived from the London interbank offered rate (“LIBOR”), for the applicable interest period, as determined by JPMorgan, multiplied by the Statutory Reserve Rate determined by the Board of Governors of the Federal Reserve System of the United States of America, provided that, with respect to borrowings denominated in a foreign currency, the Adjusted LIBO Rate will be equal to the LIBO Rate.  Customary fall-back provisions apply if LIBOR is unavailable. The Applicable Rate is based on our ratio of indebtedness to total asset value and will be determined as set forth in the Credit Agreement.  The Applicable Rate for loans bearing interest determined by reference to the Alternative Base Rate will range from 0.45% to 1.20%, and the Applicable Rate for loans bearing interest determined by reference to the Adjusted LIBO Rate will range from 1.45% to 2.20%, in each case depending on the ratio and whether it is a revolving loan or a term loan.

Hines Credit Facility

On October 2, 2017, the Operating Partnership entered into an uncommitted loan agreement (as amended the “Hines Credit Facility”) with Hines for a maximum principal amount of $240.0 million. On November 30, 2017, the Operating Partnership amended the Hines Credit Facility to reduce the maximum principal amount to $75.0 million and further amended it in December 2018 and 2019 to extend the maturity date as described below. Interest on each advance under the Hines Credit Facility is charged monthly at a variable rate, which is (i) Hines’ then-current borrowing rate under its revolving credit facility or (ii) if the Operating Partnership enters into a revolving credit facility (“the OP Facility”), the rate under such facility. Each advance under the Hines Credit Facility must be repaid within six months, subject to one six-month extension at the option of the Operating Partnership and subject to the satisfaction of certain conditions. Effective as of December 8, 2020, the Hines Credit Facility will terminate on the earlier of (a) the termination of the availability period as determined by Hines at its discretion (which will not impact the maturity date of any outstanding or previously approved advance under the loan agreement); (b) December 31, 2021; and (c) the date Hines accelerates the repayment of the loan agreement pursuant to any event of default.

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

During the year ended December 31, 2020, the Company made payments of $75.0 million under the Hines Credit Facility. The Company made no draws during that period and had no outstanding balance as of December 31, 2020 or the date of this report.

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. As of December 31, 2020, the Company was out of compliance with the debt yield covenant related to its mortgage debt secured by Montrose Student Residences, Queens Court Student Residences and Glasgow West End. The debt yields of these properties were adversely affected by refunds granted in response to the effects of the Coronavirus pandemic as described in Note 2—Summary of Significant Accounting Policies. Additionally, the debt yield for the Montrose Student Residences was also impacted by the Company’s decision to proactively close the residential accommodations in order to more efficiently perform renovations, including the replacement of certain fire safety equipment systems. In January 2021, the lender provided waivers for the covenants relating to the debt secured by Queens Court Student Residences and Glasgow West End, which were out of compliance as of December 31, 2020, as the properties met certain conditions set forth by the lender. These waivers eliminate any event of default occurring as a result of the debt yield calculation through the end of the 2020/2021 school year. Effective February 2021, the Company entered into an amendment to its debt agreement secured by Montrose Student Residences, which included a waiver provided by the lender on the debt covenant, which was out of compliance as of December 31, 2020, as the property met certain conditions set forth by the lender. This waiver eliminates any event of default occurring as a result of the debt yield calculation through August 31, 2021. Additionally, as agreed upon under the amendment, the Company has become a guarantor for payments of all costs associated with the safety equipment renovation project at Montrose Student Residences. The Company can provide no assurances that it will be in compliance with these covenants or that the lender will continue to provide waivers for the Company's noncompliance with covenants in future periods.

The Company is not aware of any other instances of noncompliance with financial covenants on any of its other loans as of the date of this report. The Company’s continued compliance with these and other covenants depends on many factors and could be impacted by current or future economic conditions associated with the Coronavirus pandemic. Failure to comply with any covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations and impact the liquidity of the Company.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for each of the years ending December 31, 2021 through December 31, 2025 and for the period thereafter (in thousands).

	Payments Due by Year
	2021	2022	2023	2024	2025	Thereafter
Principal payments	$10,005	$340,594	$325,601	$209,334	$—	$—

LIBOR is expected to be discontinued after 2021. As of December 31, 2020, $442.1 million of the Company’s outstanding debt had a variable interest rate tied to LIBOR. The loan agreements provide procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. However, there can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

The table below provides additional information regarding the Company’s interest rate contracts as of December 31, 2020 (in thousands, except percentages).

Interest Rate Contracts
Type	Property	Effective Date	Expiration Date	Maximum Capacity of Debt in Functional Currency		Notional Amount	Interest Rate Received	Pay Rate /Strike Rate
Interest rate cap	Montrose Student Residences	March 24, 2017	March 23, 2022	€22,605		€16,954	Euribor	1.25%
Interest rate cap	Fresh Park Venlo	October 8, 2018	August 15, 2023	€75,000		€52,487	Euribor	2.00%
Interest rate cap	Maintal Logistics	February 28, 2019	February 28, 2024	€23,500		€16,450	Euribor	2.00%
Interest rate cap	ABC Westland	May 3, 2019	February 15, 2024	€75,000		€52,500	Euribor	1.00%
Interest rate cap	Glasgow West End	September 27, 2019	September 24, 2024	£43,200		£32,400	LIBOR	2.00%
Interest rate swap	Gdańsk PL II	October 10, 2019	September 20, 2024	€16,800		€16,800	Euribor	(0.36)%
Interest rate swap	Łódź Urban Logistics	October 10, 2019	September 20, 2024	€13,600		€13,600	Euribor	(0.36)%
Interest rate cap	Charles Tyrwhitt	July 2, 2020	July 2, 2023	£9,598	(1)	£9,598	LIBOR	1.50%
Interest rate cap	DSG Bristol	July 2, 2020	July 2, 2023	£20,240	(1)	£20,240	LIBOR	1.50%
Interest rate cap	Royal Mail	July 2, 2020	July 2, 2023	£13,970	(1)	£13,970	LIBOR	1.50%
Interest rate cap	Wakefield Logistics	July 2, 2020	July 2, 2023	£11,330	(1)	£11,330	LIBOR	1.50%
Interest rate cap	Venue Museum District	October 9, 2020	October 9, 2022	$45,000		$27,601	LIBOR	2.00%

(1)Represents an allocation of a total maximum capacity of £55.1 million borrowed under one facility agreement. See Note 5—Debt Financing for more information on the borrowing.

The table below provides additional information regarding the Company’s foreign currency forward contracts that were active during the year ended December 31, 2020 (in thousands).

Foreign Currency Forward Contracts
Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
October 24, 2019	February 28, 2020	£31,000	USD/GBP	$1.29
December 9, 2019	February 28, 2020	£15,000	USD/GBP	$1.32
February 21, 2020	May 29, 2020	£31,000	USD/GBP	$1.30
February 21, 2020	May 29, 2020	£15,000	USD/GBP	$1.30
March 2, 2020	April 30, 2020	€60,000	USD/EUR	$1.12
March 10, 2020	April 30, 2020	€50,000	USD/EUR	$1.14
May 27, 2020	June 30, 2020	£31,000	USD/GBP	$1.23
May 27, 2020	June 30, 2020	£15,000	USD/GBP	$1.23
June 26, 2020	July 15, 2020	£32,500	USD/GBP	$1.24
December 17, 2020	March 31, 2021	£9,000	USD/GBP	$1.36

The table below presents the effects of the changes in fair value of the Company’s derivative instrument in the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2020 and 2019 (in thousands):

	Gain (Loss) Recorded on Derivative Instruments
	Year Ended
	12/31/2020	12/31/2019	12/31/2018
Derivatives not designated as hedging instruments:
Interest rate swaps	$424	$(149)	$—
Interest rate caps	(195)	(454)	(236)
Foreign currency forward contracts	7,302	(1,689)	(36)
Total gain (loss) on derivatives	$7,531	$(2,292)	$(272)

7.  STOCKHOLDERS’ EQUITY

Public Offering

The Company raises capital for its investments primarily through public offerings of its common stock. In connection with the Restructuring and the Second Offering, on November 30, 2017, the Company (i) redesignated its issued and outstanding Class A shares of common stock, Class T shares of common stock, Class I shares of common stock and Class J shares of common stock as “Class AX shares,” “Class TX shares,” “Class IX shares” and “Class JX shares,” (collectively, the “IPO Shares”) respectively, and (ii) reclassified the authorized but unissued portion of its common stock into four additional classes of shares of common stock: “Class T shares,” “Class S shares,” “Class D shares,” and “Class I shares.” The Company is offering its shares of common stock in the Second Offering in any combination of Class T shares, Class S shares, Class D shares and Class I shares. All shares of the Company’s common stock have the same voting rights and rights upon liquidation, although distributions received by the Company’s stockholders are expected to differ due to the distribution and stockholder servicing fees payable with respect to the applicable share classes, which reduce distributions.

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

Common Stock

As of December 31, 2020 and 2019, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	December 31, 2020		December 31, 2019
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	19,990	40,000	18,885
Class TX common stock, $0.001 par value per share	40,000	18,152	40,000	19,901
Class IX common stock, $0.001 par value per share	10,000	95	10,000	91
Class JX common stock, $0.001 par value per share	10,000	—	10,000	—
Class T common stock, $0.001 par value per share	350,000	40,036	350,000	28,837
Class S common stock, $0.001 par value per share	350,000	—	350,000	—
Class D common stock, $0.001 par value per share	350,000	10,217	350,000	6,927
Class I common stock, $0.001 par value per share	350,000	15,291	350,000	7,206

The tables below provide information regarding the issuances and redemptions of each class of shares of the Company’s common stock during the year ended December 31, 2020, 2019 and 2018 (in thousands). There were no Class JX and S shares issued, redeemed or outstanding during the year ended December 31, 2020.

	Class AX		Class TX		Class IX		Class T		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2020	18,885	$19	19,901	$22	91	$—	28,837	$29	6,927	$6	7,206	$7	81,847	$83
Issuance of common shares	546	1	557	1	4	—	12,171	11	3,553	3	8,314	8	25,145	24
Conversion of common shares (1)	1,458	1	(1,458)	(1)	—	—	—	—	—	—	—	—	—	—
Redemption of common shares	(899)	(1)	(848)	(1)	—	—	(972)	(1)	(263)	—	(229)	—	(3,211)	(3)
Balance as of December 31, 2020	19,990	$20	18,152	$21	95	$—	40,036	$39	10,217	$9	15,291	$15	103,781	$104
(1)The Company will cease paying distribution and stockholder servicing fees with respect to Class TX shares when the total of such fees reach certain thresholds, as described further in Note 8—Related Party Transactions. Once these thresholds are reached, Class TX shares are converted into Class AX shares, as indicated in the table above.

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

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2018 through December 31, 2018 at a gross distribution rate of $0.05083 per month ($0.61 annualized), and from January 2019 through March 31, 2021 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class, less any applicable distribution and stockholder servicing fees. Distributions will be made on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the Company’s distribution reinvestment plan were reinvested in shares of the same class as the shares on which the distributions were made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The following table outlines the Company’s total distributions declared to stockholders for the years ended December 31, 2020, 2019 and 2018, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared
December 31, 2020	$25,398	$28,762	$54,161
December 31, 2019	$16,112	$19,446	$35,558
December 31, 2018	$10,480	$12,146	$22,626

The table below outlines the net distributions declared for each class of shares for the years ended December 31, 2020, 2019 and 2018. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors less any applicable ongoing distribution and stockholder servicing fees, which is more fully described in Note 8 — Related Party Transactions.

	2020	2019	2018
Distributions declared per Class AX share, net	$0.63	$0.63	$0.61
Distributions declared per Class TX share, net	$0.53	$0.52	$0.51
Distributions declared per Class IX share, net	$0.60	$0.60	$0.59
Distributions declared per Class T share, net	$0.53	$0.52	$0.51
Distributions declared per Class S share, net	$0.53	$0.52	$0.51
Distributions declared per Class D share, net	$0.60	$0.60	$0.59
Distributions declared per Class I share, net	$0.63	$0.63	$0.61

8.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and the Dealer Manager, Hines and its affiliates for the years ended December 31, 2020, 2019 and 2018 and amounts unpaid as of December 31, 2020 and 2019 (in thousands):

	Incurred During the Years Ended December 31,			Unpaid as of
Type and Recipient	2020	2019	2018	12/31/2020	12/31/2019
Selling Commissions- Dealer Manager (1)	$3,182	$7,481	$837	$—	$—
Dealer Manager Fee- Dealer Manager (1)	576	1,337	146	—	—
Distribution & Stockholder Servicing Fees- Dealer Manager (1)	9,484	17,696	2,411	26,271	22,479
Organization and Offering Costs- the Advisor	4,457	4,445	3,273	6,263	7,763
Asset Management Fees- the Advisor	11,674	7,985	5,004	2,672	2,353
Other- the Advisor (2)	1,005	2,846	2,316	1,249	1,106
Performance Participation Allocation- the Advisor (3)	—	7,713	5,954	—	7,713
Interest Expense- Hines and its affiliates (4)	362	1,288	926	—	443
Property Management Fees- Hines and its affiliates	2,249	1,866	1,093	91	287
Development and Construction Management Fees- Hines and its affiliates	657	413	472	650	30
Leasing Fees- Hines and its affiliates	877	601	388	230	344
Expense Reimbursements- Hines and its affiliates (with respect to management and operations of the Company's properties) (5)	8,157	4,506	2,168	1,869	264
Total	$42,680	$58,177	$24,988	$39,295	$42,782
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

As described more fully in Note 1 — Organization, the Company commenced its Initial Offering in August 2014 and commenced the Second Offering in December 2017. Described below are the fees payable to Hines and its affiliates in connection with the Initial Offering the Second Offering.

Dealer Manager Agreement

Initial Offering

The Dealer Manager receives annual distribution and stockholder servicing fees of 1.0% or 0.25% of the most recently determined NAV per share for the Class TX shares and Class IX shares purchased and outstanding. The Company will cease paying the distribution and stockholder servicing fees with respect to any particular Class TX share or Class IX share and that Class TX share or Class IX share will convert into a number of Class AX shares or Class JX shares, respectively, on the occurrence of earlier of: (i) a listing of the Class A shares on a national securities exchange; (ii) a merger or consolidation of the Company with or into another entity, or the sale or other disposition of all or substantially all of the Company’s assets; (iii) the end of the month in which the Dealer Manager determines that total underwriting compensation paid in the Initial Offering including the distribution and stockholder servicing fees paid on all IPO Shares sold in the Initial Offering is equal to 10.0% of the gross proceeds of the Offering from the sale of the IPO Shares; (iv) the end of the month in which the transfer agent, on behalf of the Company, determines that underwriting compensation paid in the primary offering including the distribution and stockholder servicing fee paid with respect to the Class TX shares or Class IX shares held by a stockholder within his or her particular account equals 10.0% of the gross offering price at the time of investment of the Class TX shares or Class IX shares held in such account; and (v) on any Class TX share or Class IX share that is redeemed or repurchased.

Second Offering

The table below summarizes the fees payable to the Dealer Manager effective as of December 6, 2017, with respect to the sale of shares in the Second Offering. The upfront selling commissions and dealer manager fees are based on a percentage of the gross offering proceeds of the shares sold in the primary offering. No upfront selling commissions or dealer manager fees are payable with respect to shares issued under the Company’s distribution reinvestment plan.

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

(2)The Company records distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable. For the years ended December 31, 2020 and 2019, the Company has recorded a liability of $26.3 million and $22.5 million, respectively, related to these fees, which is included in due to affiliates on the consolidated balance sheets.
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
In addition, the Company will cease paying distribution and stockholder servicing fees with respect to Class T shares, Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of the Company’s common shares, (ii) the Company’s merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets or (iii) the date following the completion of the primary portion of the Second Offering on which, in the aggregate, underwriting compensation from all sources in connection with the Second Offering, including upfront selling commissions, dealer manager fees, distribution and stockholder servicing fees and other underwriting compensation, is equal to 10% of the gross proceeds from our Second Offering.

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

Expense Reimbursements

The Company reimburses the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee and the performance participation allocation) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of its average invested assets, or (B) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2020, the Company’s total operating expenses did not exceed the 2%/25% Limitation.

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

Effective as of December 6, 2017, the Advisor agreed to advance all of the Company’s organization and offering costs related to the Second Offering through December 31, 2018. In January 2019, the Company began reimbursing the Advisor for all such advanced expenses as well as any organization and offering costs incurred by the Advisor related to the Initial Offering, and expects to continue to reimburse the Advisor for such expenses ratably through December 31, 2023 to the extent cumulative organization and offering costs do not exceed an amount equal to 2.5% of gross offering proceeds from the Company’s public offerings. Following December 31, 2023, the Company will reimburse the Advisor for any organization and offering costs that it incurs on its behalf, as and when incurred, to the extent that aggregate reimbursements to the Advisor for cumulative organization and offering costs do not exceed an amount equal to 2.5% of the gross offering proceeds from the Company’s public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and the distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from the Offering. The Company has recorded a liability equal to all unreimbursed organization and offering costs that have been incurred to date to reflect its expectation that all of these amounts will be reimbursed to the Advisor in the future.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2020 and 2019, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

	Basis of Fair Value Measurements
During the year ended	Description	Fair Value of Assets	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020	Investments in real estate-related securities	$51,137	$51,137	$—	$—
December 31, 2019	Investments in real estate-related securities	$36,491	$36,491	$—	$—

Financial Instruments Fair Value Disclosures

As of December 31, 2020, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $885.5 million, was $884.7 million. As of December 31, 2019, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $865.7 million, was $864.1 million. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

10. REPORTABLE SEGMENTS

As described previously, the Company invests the net proceeds from its public offerings into its portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. The Company’s current business consists of owning, operating, acquiring, developing, investing in, and disposing of real estate assets, and all of the Company’s consolidated revenues and property expenses are from these real estate properties.
Management evaluates the operating performance of each of its real estate properties at an individual investment level and considers each investment to be an operating segment. The Company has aggregated its operating segments into seven reportable segments: domestic office investments, domestic residential/living investments, domestic retail investments, domestic industrial investments, international industrial investments, international office investments and international residential/living investments. In April 2020, the Company sold Bishop’s Square, which comprised the international office investments operating segment included in the table below.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Years Ended December 31,
	2020	2019	2018
Total Revenue
Domestic office investments	$15,230	$16,538	$16,398
Domestic residential/living investments	19,208	12,050	6,637
Domestic retail investments	26,883	23,142	20,235
Domestic industrial investments	4,763	4,408	5,698
International industrial investments	47,517	28,997	3,630
International office investments	3,041	8,931	7,731
International residential/living investments	9,973	9,817	8,740
Total Revenue	$126,615	$103,883	$69,069

For the years ended December 31, 2020, 2019 and 2018, the Company’s total revenue was attributable to the following countries:

	Years Ended December 31,
	2020	2019	2018
Total Revenue
United States	51%	55%	71%
The Netherlands	23%	21%	5%
United Kingdom	12%	7%	7%
Poland	5%	2%	—%
Ireland	4%	12%	17%
Germany	3%	3%	—%
Spain	2%	—%	—%

For the years ended December 31, 2020, 2019 and 2018, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Revenues in excess of property expenses (1)
Domestic office investments	$9,772	$11,022	$11,076
Domestic residential/living investments	9,773	6,151	4,008
Domestic retail investments	15,247	13,405	12,400
Domestic industrial investments	3,528	3,300	4,363
International industrial investments	29,161	16,261	1,645
International office investments	1,323	6,235	5,919
International residential/living investments	4,640	6,522	5,438
Total revenues in excess of property expenses	$73,444	$62,896	$44,849

(1)Revenues less property operating expenses, real property taxes and property management fees.

For the years ended December 31, 2020 and 2019, the Company’s total assets by segment were as follows (in thousands):

	December 31, 2020		December 31, 2019
Total Assets
Domestic office investments	$120,757		$124,144
Domestic residential/living investments	279,861		220,988
Domestic retail investments	282,550		292,526
Domestic industrial investments	240,854		51,520
International industrial investments	632,760		494,268
International office investments	14,106	(1)	122,342
International residential/living investments	216,321		211,785
Corporate-level accounts	76,208		55,972
Total Assets	$1,863,417		$1,573,545

(1)Comprised of cash and receivables related to post-closing activities at Bishop’s Square, in accordance with the terms of the purchase and sale agreement. Once these post-closing activities are concluded, any remaining cash will be repatriated.

For the years ended December 31, 2020 and 2019, the Company’s total assets were attributable to the following countries:

	December 31, 2020	December 31, 2019
Total Assets
United States	54%	47%
United Kingdom	18%	18%
The Netherlands	17%	17%
Ireland	3%	11%
Poland	3%	4%
Germany	3%	3%
Spain	2%	—%

For the years ended December 31, 2020, 2019 and 2018, the Company’s reconciliation to the Company’s property revenue in excess of expenses is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Reconciliation to revenues in excess of property expenses
Net income (loss)	$101,553	$(19,548)	$(879)
Depreciation and amortization	68,693	46,193	32,478
Acquisition related expenses	687	161	144
Asset management fees	11,674	7,985	5,004
Performance participation allocation	—	7,713	5,954
General and administrative expenses	4,652	3,652	3,131
(Gain) loss on derivative instruments	(7,531)	2,292	272
(Gain) loss on real estate-related securities	452	(2,317)	401
Gain on sale of real estate	(130,094)	—	(14,491)
Foreign currency (gains) losses	809	617	438
Interest expense	20,849	18,608	12,649
Interest and other income	(1,693)	(1,480)	(261)
(Benefit) provision for income taxes	(4,380)	(980)	9
Provision for income taxes related to sale of real estate	7,773	—	—
Total revenues in excess of property expenses	$73,444	$62,896	$44,849

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands):

	2020	2019	2018
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$18,269	$15,966	$11,074
Cash paid for income taxes	$1,340	$288	$2
Cash paid for income taxes related to sale of real estate	$7,773	$—	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$4,909	$3,837	$2,024
Distributions reinvested	$28,335	$18,426	$12,072
Shares tendered for redemption	$5,850	$1,680	$1,174
Non-cash net liabilities assumed	$6,094	$11,412	$4,011
Offering costs payable to the Advisor	$4,456	$4,445	$3,273
Selling commissions, dealer manager fees and distribution and stockholder servicing fees payable to the Dealer Manager	$9,483	$17,696	$88
Accrued capital additions	$1,276	$2,615	$1,678
Accrued acquisition costs	$678	$2,256	$3,185
Maintal Logistics acquisition liability (1)	$—	$—	$43,793
Right of Use Lease Liability	$—	$1,583	$—
(1)The acquisition of Maintal Logistics occurred in December 2018, and the funding for the purchase was not required at the time of the acquisition. The acquisition was funded in February 2019.

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

13. SUBSEQUENT EVENTS

5301 Patrick Henry Drive

In February 2021, the Company acquired 5301 Patrick Henry Drive, an industrial research and development property located in Santa Clara, California. The property consists of 129,199 square feet and is 100% leased to one tenant. The net purchase price was $68.0 million, exclusive of transaction costs and closing prorations. The seller is not affiliated with the Company or its affiliates.

Officer Appointment

On March 24, 2021, the Company’s board of directors appointed Mr. A. Gordon Findlay, its Chief Accounting Officer and Treasurer, to serve as its Secretary, filling the vacancy created by the resignation of the Company’s prior Secretary earlier in the month.

*****

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2020 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2020, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 26, 2021

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of the employees of Hines and its affiliates working remotely due to the Coronavirus pandemic. We are continually monitoring and assessing the impact of the Coronavirus pandemic on our internal controls to minimize its impact on the design and operating effectiveness of our internal controls.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of the date of this report, our directors, their ages, their year first elected, their business experience and principal occupation, their directorships in public corporations and investment companies are as follows:

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Jeffrey C. Hines	64	2013	Mr. Hines joined Hines in 1982. Mr. Hines is the co-owner, Chairman and CEO of Hines and has served as Chairman of our board and Chairman of the managers of the general partner of our Advisor since July 2013. Mr. Hines has served as our CEO and as the CEO of the general partner of our Advisor since December 31, 2019. Mr. Hines has also served as a trustee and Chief Executive Officer of HGR Liquidating Trust since June 2020. From December 2008 to June 2020, Mr. Hines served as the Chairman of the Board of Hines Global REIT, Inc. (“Hines Global REIT”). In addition, Mr. Hines has served as the Chairman of the managers of the general partner of Hines Global Advisors, LP (“HGALP”), which serves as the external advisor to HGR Liquidating Trust and previously served as the external advisor to Hines Global REIT. Additionally, Mr. Hines served as the Chairman of the Board of Hines REIT and the Chairman of the managers of the general partner of Hines Advisors Limited Partnership, the advisor to Hines REIT, from August 2003 through the liquidation and dissolution of Hines REIT in August 2018. He also served as a member of the management board of Core Fund, from August 2003 through the liquidation and dissolution of the Core Fund in December 2018. As the President and CEO of Hines, he is responsible for overseeing all firm policies and procedures as well as day-to-day operations and is a member of Hines’ Executive and Investment Committees. He became President of the general partner of Hines in 1990 and Chief Executive Officer of the general partner of Hines in January 2008. He became Chairman of the general partner of Hines in 2020 after Gerald Hines’ passing. He has overseen a major expansion of the firm’s personnel, financial resources, domestic and foreign market penetration, products and services. He has been a major participant in the development of Hines’ domestic and international acquisition program and currently oversees a portfolio of $133.3 billion in assets under management. Mr. Hines graduated from Williams College with a B.A. in Economics and holds a M.B.A. from Harvard Business School.

We believe that Mr. Hines’ career, spanning more than 38 years in the commercial real estate industry, including his leadership of Hines and the depth of his knowledge of Hines and its affiliates qualifies him to serve on our board of directors.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
David L. Steinbach	43	2019	Mr. Steinbach joined Hines in 1999 and is a Senior Managing Director - Investment Management, Co-Head of Investment Management and the Global Chief Investment Officer for Hines. Additionally, he has served as the Chief Investment Officer for us and the general partner of our Advisor, since July 2014 and served as the Chief Investment Officer for Hines Global REIT from July 2014 to June 2020. He has served as a trustee of HGR Liquidating Trust since June 2020 and has served as the Chief Investment Officer of HGALP since July 2014. In these roles, he is responsible for management of the real estate acquisition program in the U.S. and internationally. He is a member of Hines’ Executive and Investment Committees. He previously served as Managing Director - Investment Management from February 2011 to February 2017 and was responsible for the acquisition of over $4 billion in assets for various Hines affiliates in the U.S. and internationally. Prior to this role, he served in various roles in which he was responsible for acquisitions, asset management and property dispositions on behalf of the Company, Hines Global REIT, Hines REIT, and the Core Fund both in the U.S. and internationally. He graduated from Texas A&M University with a Bachelors and Masters in Business Administration.

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

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Dougal A. Cameron	62	2014	Mr. Cameron has served as one of our independent directors since July 2014. Mr. Cameron is President and Owner of Cameron Management, a position he has held since his founding of the firm in 1995. Cameron Management is a firm that owns, finances, leases, and manages all of its office buildings in an integrated fashion. From 1991-1994, Mr. Cameron was an owner and investment manager of VNSM Inc., an investment management firm with over $1 billion in assets under management. Prior to this time, he was an accountant with Arthur Young & Company (now Ernst & Young), and he worked as an asset and project manager for Hines from 1985 to 1991. Additionally, he was on the board of Mosher Inc., a private, closed-end mutual fund from 1992 to 1997. Mr. Cameron holds a bachelor’s degree in Accounting from Texas Tech University and an M.B.A. from Harvard Business School. Mr. Cameron taught economics at Harvard University and currently teaches at The Acton School of Business in Austin.

We believe that Mr. Cameron is well-qualified to serve as one of our directors due to his background in running a real estate firm since 1995 and his extensive experience in owning, leasing and managing office buildings as the company intends to make investments in office buildings along with other real estate product types.

John O. Niemann, Jr.	63	2014	Mr. Niemann has served as one of our independent directors since July 2014, and as our lead independent director since May 2019. In addition, he has served as an independent director of MSC Income Fund, Inc. (formerly, "HMS Income Fund, Inc."), which is a non-listed public business development company that was co-sponsored by Hines, since May 2012 and currently serves as the Chairman of the Nominating and Corporate Governance Committee and has also served as the Chairman of the Audit Committee. He has also served as a director and a member of the Audit, Investment, and Compensation Committees of Adams Resources & Energy, Inc. (NYSE: AE) since May 2019, and currently serves as the Chairman of its Audit Committee. He previously served as a director and Chairman of the Audit Committee of Gateway Energy Corporation from June 2010 until December 2013 (when the company went private). Since June 2013, he has served as a Managing Director of Andersen Tax LLC (formerly known as WTAS LLC). He is also the president and chief operating officer of Arthur Andersen LLP, and has been since 2003. He previously served on the administrative board of Arthur Andersen LLP and on the board of partners of Andersen Worldwide. He began his career at Arthur Andersen LLP in 1978 and has served in increasing responsibilities in senior management positions, since 1992. Mr. Niemann has served on the board of directors of many Houston area non-profit organizations, including the Catholic Endowment Foundation of Galveston-Houston, Strake Jesuit College Preparatory School (past chair of the board), The Regis School of the Sacred Heart (past chair of the board), The Houston Symphony, The University of St. Thomas, The Alley Theatre and Taping for the Blind, Inc. He graduated with a Bachelor of Arts in managerial studies (magna cum laude) and a Masters in Accounting from Rice University, received a Juris Doctor (summa cum laude) from the South Texas College of Law, and a Masters of Law in taxation (summa cum laude) from the University of San Francisco School of Law.

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

As of the date of this report, our executive officers (other than Mr. Hines, who serves on our board and is included in the earlier list of our directors), their ages and their experiences are as follows:

Name and Title	Age	Experience
Alfonso J. Munk, President and Chief Investment Officer—Americas	46	Mr. Munk joined Hines in October 2019 as Chief Investment Officer-Americas. He was elected President and Chief Investment Officer - Americas of the Company in December 2019. Prior to joining Hines, Mr. Munk was the Managing Director, Americas Chief Investment Officer and head of Latin America for PGIM Real Estate, Prudential Financial’s global real estate investment arm, from 2012 to October 2019. As Managing Director, Mr. Munk was responsible for overseeing PGIM Real Estate’s Americas transaction activities, real estate debt strategies and the management of operations in Latin America. Mr. Munk’s responsibilities as Americas Chief Investment Officer and head of Latin America included overseeing all Americas transaction activities (acquisitions and dispositions of more than $8 billion annually), developing and implementing PGIM Real Estate Latin America’s strategy and overseeing PGIM Real Estate Debt Strategies. Mr. Munk graduated from Cornell University with a B.S. in Business and Hospitality Administration and received his M.B.A. from The Wharton School, University of Pennsylvania, with a concentration in Finance and Real Estate.

Alex Knapp, Chief Investment Officer—Europe	42	Mr. Knapp joined Hines in September 2008 and has served as our Chief Investment Officer - Europe and as the Chief Investment Officer - Europe of the general partner of our Advisor since December 31, 2019. Since April 2019, Mr. Knapp has served as Chief Investment Officer - Europe for Hines. Previously, Mr. Knapp served as Senior Managing Director of Hines from February 2018 to March 2019 and Managing Director of Hines UK from December 2013 to February 2018. During his time at Hines, Mr. Knapp has had lead roles on more than £1 billion of commercial transactions ranging from core acquisition to ground up development. Mr. Knapp has overseen the expansion of the Hines student housing program under the aparto operating brand, which comprises 14 developments in the UK, Ireland and Italy, with a GDV of more than £600 million. Mr. Knapp also led Hines’ efforts in the living sector - including residential for rent, student and hotels on a pan-European basis. Prior to joining Hines in 2008, Mr. Knapp spent five years at the Renzo Piano Building Workshop working in Paris, France and Genova, Italy. Mr. Knapp graduated from Rice University with a Bachelor of Architecture and holds a Masters in Real Estate Development from Massachusetts Institute of Technology.

Name and Title	Age	Experience
Janice E. Walker, Chief Operating Officer	47	Ms. Walker has served as COO for us and the general partner of our Advisor since June 2019. Ms. Walker joined Hines in February 2005 and is a Senior Managing Director - Investment Management at Hines, a position she has held since June 2018. Prior to that she served as a Managing Director - Investment Management at Hines since July 2012. In her positions, Ms. Walker is responsible for the execution of our business plan and operations, including real estate investments and portfolio strategy. Ms. Walker served as President of MSC Income Fund, Inc. (formerly, “HMS Income Fund, Inc.”), and the general partner of its advisor from June 2019 through October 2020. Since July 2017, Ms. Walker has served as the CEO and President of Hines Realty Income Fund LLC, a commingled discretionary closed-end fund with a real estate debt investment strategy. Ms. Walker has been responsible for portfolio management for us since July 2013 for HGR Liquidating Trust since June 2020, and for Hines Global REIT from December 2008 to June 2020. Ms. Walker was previously responsible for portfolio management for Hines REIT and the Core Fund from 2005 through the liquidation and dissolution of Hines REIT and the Core Fund in August 2018 and December 2018, respectively. She has also been responsible for the procurement of debt for asset acquisitions, as well as corporate financing, and has originated over $5 billion for the benefit of the previously mentioned funds. Prior to joining Hines, Ms. Walker had extensive acquisitions and asset management experience at a global hospitality firm. She began her career at Arthur Andersen LLP where she was a manager in the audit practice. Ms. Walker received a B.B.A. and M.S.A. in Accounting from Texas Tech University.

J. Shea Morgenroth, Chief Financial Officer	44	Mr. Morgenroth has served as Chief Financial Officer for us and the general partner of our Advisor since June 2019. Mr. Morgenroth joined Hines in October 2003 and is a Senior Vice President – Control and the CFO of Investment Management at Hines, a position he has held since April 2019. Prior to that, he was a Vice President – Controller for Hines since July 2012. Prior to becoming our Chief Financial Officer, Mr. Morgenroth served as CAO and Treasurer for us and the general partner of our Advisor from July 2013 to June 2019. He has served as the Chief Financing Officer of HGR Liquidating Trust since June 2020. Prior to that, he served as the Chief Financial Officer of Hines Global REIT from June 2019 until June 2020. From November 2011 until June 2019, Mr. Morgenroth served as CAO and Treasurer for Hines Global REIT and the general partner of HGALP. Mr. Morgenroth also served as CAO and Treasurer of Hines REIT and the General Partner of HALP from November 2011 through the liquidation and dissolution of Hines REIT in August 2018. In these roles, Mr. Morgenroth has been responsible for the oversight of the treasury, accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. Prior to his appointment as CAO and Treasurer for Hines Global REIT, Mr. Morgenroth served as a Senior Controller for Hines Global REIT and the general partner of HGALP from December 20 until November 2011 for Hines REIT and the general partner of HALP from January 2008 until November 2011 as a Controller for Hines REIT and the general partner of HALP from October 2003 to January 2008. In these roles, he was responsible for the management of the accounting, financial reporting and SEC reporting functions. Prior to joining Hines, Mr. Morgenroth was a manager in the audit practices of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a B.B.A. in Accounting from Texas A&M University and is a certified public accountant.

Name and Title	Age	Experience
A. Gordon Findlay, Chief Accounting Officer and Treasurer	44	Mr. Findlay has served as CAO and Treasurer for us and the general partner of our Advisor since June 2019. He has also served as the Secretary of HGR Liquidating Trust since June 2020. Mr. Findlay joined Hines in November 2006. Mr. Findlay has served as a Vice President - Controller for Hines since October 2016 and as a Senior Controller for Hines from 2012 to October 2016. In these roles, he has been involved with managing the accounting, financial reporting and SEC reporting functions related to Hines Global, Hines Global REIT, and Hines REIT. Mr. Findlay also served as CAO and Treasurer of Hines, Global REIT and the general partner of HGALP from June 2019 to June 2020. Prior to joining Hines, Mr. Findlay spent six years in the audit practice of Ernst & Young LLP, serving public and private clients in various industries. He holds a Bachelor of Business Administration degree in Accounting from University of Houston - Downtown and is a Certified Public Accountant.

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

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which is applicable to our directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions, whether acting in their capacities as our officers or in their capacities as officers of our Advisor or its general partner. The Code of Business Conduct and Ethics covers topics including conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations. Our Code of Business Conduct and Ethics is available, free of charge, on the Corporate Governance section of our website, https://www.hinesglobalincometrust.com/governance. You may also obtain a copy of this code by writing to: Hines Global Income Trust Investor Relations, 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6118. Waivers from our Code of Business Conduct and Ethics are discouraged, but any waivers from the Code of Business Conduct and Ethics that relate to any executive officer or director must be approved by our Nominating and Corporate Governance Committee and will be posted on our website at https://www.hinesglobalincometrust.com/governance within four business days of any such waiver.

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

The following table sets forth information regarding compensation of our directors during 2020.

2020 Director Compensation

Name	Fees Earned or Paid in Cash	Aggregate Stock Awards(1)(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Humberto “Burt” Cabañas	$92,500	$30,000	$—	$—	$—	$—	$122,500
Dougal A. Cameron	$94,000	$30,000	$—	$—	$—	$—	$124,000
John O. Niemann, Jr.	$99,000	$30,000	$—	$—	$—	$—	$129,000
Jeffery C. Hines and David L. Steinbach (3)	$—	$—	$—	$—	$—	$—	$—

(1)Each of Messrs. Cabañas, Cameron and Niemann received 3,054.990 restricted Shares of Common Stock upon his re-election to our board of directors following our 2020 annual meeting. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.
(2)The value of the common stock awards was calculated based on the estimated net asset value, or NAV, of $9.82 per share determined as of July 31, 2020, which was the estimated NAV per share in effect on the grant date of the awards.
(3)Messrs. Hines and Steinbach, who are employees of Hines, receive no compensation for serving as members of our board of directors.

During the year ended December 31, 2020, we paid our independent directors an annual fee of $50,000, and a fee of $2,000 for each meeting of the board (or any committee thereof) attended in person. If a committee meeting was held on the same day as a meeting of our board of directors, each independent director received $1,500 for each committee meeting attended in person on such day. During the year ended December 31, 2020, we also paid each of our independent directors a fee of $1,000 for each board or committee meeting attended via teleconference.

We paid the following annual retainers (prorated for a partial term) to the Chairpersons of our board committees for 2020:

•$7,500 to Mr. Cabañas, as the Chairperson of the Conflicts Committee;

•$10,000 to Mr. Niemann, as the Chairperson of the Audit Committee;

•$5,000 to Mr. Cameron, as the Chairperson of the Compensation Committee;

•$5,000 to Mr. Cameron, as the Chairperson of the Nominating and Corporate Governance Committee; and

•$5,000 to Mr. Cabañas, as the Chairperson of the Valuation Committee.

For the year ended December 31, 2020, we paid our lead independent director, a role currently held by Mr. Niemann, an annual retainer of $5,000.

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

Compensation Committee Interlocks and Insider Participation

During 2020, our Compensation Committee consisted of Messrs. Cabañas, Cameron and Niemann, our three independent directors. None of our executive officers served as a director or member of the compensation committee of an entity whose executive officers included a member of our board of directors or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership

The following table shows, as of March 1, 2021, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the owner of such shares has the sole voting and investment power with respect thereto.

		Common Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Position	Number of Shares of Common Stock		Percentage of Class
Jeffrey C. Hines	Chief Executive Officer, Director and Chairman of the Board of Directors	225,008	(3)(4)	*
Humberto “Burt” Cabañas	Independent Director	27,734		*
Dougal A. Cameron	Independent Director	7,045		*
John O. Niemann, Jr.	Independent Director	28,296		*
Alfonso J. Munk	President and Chief Investment Officer - Americas	—		*
Alex Knapp	Chief Investment Officer - Europe	—		*
A. Gordon Findlay	Chief Accounting Officer and Treasurer	—		*
David L. Steinbach	Chief Investment Officer and Director	5,536		*
J. Shea Morgenroth	Chief Financial Officer	5,188		*
Janice E. Walker	Chief Operating Officer	5,539		*
All directors and executive officers as a group		304,346		0.3%

*    Amount represents less than 1%

(1)The address of each person listed is c/o Hines Global Income Trust, Inc., 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6618.

(2)For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person is deemed to have “beneficial ownership” of shares of our stock that the person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of the Company’s stock held by each person or group of persons named in the table, any shares that such person or persons have the right to acquire within 60 days of March 1, 2021 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other persons.

(3)Includes all common shares owned directly by Hines Global REIT II Investor Limited Partnership. Mr. Hines is deemed to be the beneficial owner of the shares owned by Hines Global REIT II Investor Limited Partnership.

(4)This amount does not include the (i) 21,111 OP Units in the Operating Partnership owned by Hines Global REIT II Associates Limited Partnership and (ii) the Special OP Units owned by HGIT Advisors LP. Mr. Hines and Gerald D. Hines indirectly own and/or control Hines Global REIT II Associates Limited Partnership and HGIT Advisors LP. Limited partners in the Operating Partnership may request repurchase of their OP Units for cash or, at our option, shares of common stock. The holder of the Special OP Units is entitled to the performance participation allocation described in “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Our Advisor

We do not have employees. Subject to the supervision of our board of directors, our day-to-day operations are conducted by our Advisor in accordance with the Advisory Agreement. Our Advisor is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, the Chairman of our board of directors and Chief Executive Officer, Jeffrey C. Hines. All of our executive officers are employed by, and all of our executive officers actively participate in, the management of our Advisor and its affiliates. Jeffrey C. Hines serves as the Chairman of the Managers of the general partner of our Advisor and David L. Steinbach serves as a Manager of the general partner of our Advisor.

Our executive officers have control and primary responsibility for the management decisions of our Advisor, including the selection of investment properties to be recommended to our board of directors, the negotiations for these investments, and the property management and leasing of properties we acquire directly. The Advisory Agreement had an initial term of one year, and may be renewed for an unlimited number of successive one-year terms upon the mutual consent of the parties. On December 11, 2020, the Company’s board of directors, including the independent directors, approved the renewal of the Advisory Agreement for an additional one-year term, extending the termination date of the agreement from December 31, 2020 to December 31, 2021. Renewals of the agreement must be approved by the Conflicts Committee. The Advisory Agreement may be terminated:

•immediately by us (i) in the event our Advisor commits fraud, criminal conduct, willful misconduct or negligent breach of fiduciary duty, (ii) upon the bankruptcy of our Advisor or its involvement in similar insolvency proceedings or (iii) in the event of a material breach of the Advisory Agreement by our Advisor that remains uncured after 10 days’ written notice;

•without cause or penalty by us or by our Advisor upon 60 days’ written notice; or

•immediately by our Advisor upon our bankruptcy or involvement in similar insolvency proceedings or any material breach of the Advisory Agreement by us that remains uncured after 10 days’ written notice.

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

The following summarizes the fees payable to our Advisor:

•Effective as of December 6, 2017, our Advisor agreed to advance all of our organization and offering costs related to the Second Offering through December 31, 2018. In January 2019, we began reimbursing our Advisor for all such advanced expenses as well as any organization and offering costs incurred by our Advisor related to our Initial Offering, and will continue to reimburse the Advisor ratably through December 31, 2023, to the extent cumulative organization and offering costs do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. Following December 31, 2023, we will reimburse our Advisor for any organization and offering costs that it incurs on our behalf as and when incurred, to the extent that aggregate reimbursements to our Advisor for cumulative organization and offering costs do not exceed an amount equal to 2.5% of the gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and the distribution and stockholder servicing fees related to a particular public offering may not exceed 15.0% of gross proceeds from the offering. During the year ended December 31, 2020, we reimbursed the Advisor $6.0 million in organization and offering costs.

•Our Advisor also receives asset management fees of 0.0625% per month of the cost of our real estate investments at the end of each month; provided that, with respect to real estate investments included in the most recent determination of our NAV per share, the asset management fees will be equal to 0.0625% per month of the most recently determined value of such real estate investments at the end of each month. The asset management fee cannot exceed an amount equal to 1/12th of 1.25% of our NAV at the end of each applicable month. Additionally, the asset management fee can be paid, at our Advisor’s election, in cash, Class I shares or Class I OP Units in the Operating Partnership. Our Advisor earned $11.7 million in asset management fees during the year ended December 31, 2020.

•We will reimburse our Advisor for all expenses paid or incurred by our Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our Advisor for any amount by which our operating expenses (including the asset management fee and the performance participation allocation) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of our average invested assets, or (B) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). In 2020, these limits were not exceeded. In 2020, our Advisor incurred $1.0 million in expenses, such as general and administrative expenses, on our behalf, which were reimbursed by us. See “Hines – Property Management and Leasing Agreements” below for additional information concerning expense reimbursements to Hines.

We also agreed to indemnify our Advisor against losses it incurs in connection with its performance of its obligations under the Advisory Agreement, subject to terms and conditions in the Advisory Agreement.

Through its ownership of the Special OP Units of the Operating Partnership, our Advisor also holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV for the applicable period. Under the limited partnership agreement of the Operating Partnership, the annual total return will be allocated solely to our Advisor after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between our Advisor and all other unit holders is equal to 12.5% and 87.5% respectively. Thereafter, our Advisor will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year, so long as the Advisory Agreement has not been terminated, and will be paid in cash or Class I OP Units of the Operating Partnership, at the election of our Advisor. For the year ended December 31, 2020, our Advisor did not earn a performance participation allocation.

The Dealer Manager

The table below summarizes the fees payable to the Dealer Manager, effective as of December 6, 2017, the effective date of the Restructuring, with respect to the sale of shares in the Second Offering. The upfront selling commissions and dealer manager fees are each a percentage of the gross offering proceeds of the shares sold in the primary offering. No upfront selling commissions or dealer manager fees are payable with respect to shares issued under our distribution reinvestment plan.

	Class T Shares (1)	Class S Shares (1)	Class D Shares	Class I Shares
Upfront Selling Commission and Dealer Manager Fee	3.5%	3.5%	None	None
Ongoing Distribution and Stockholder Servicing Fees (as a percentage of the aggregate NAV of the outstanding shares of each class of common stock)	1.0%	1.0%	0.25%	None
(1)With respect to Class T shares, there is a maximum upfront sales load of up to 3.5% of the gross offering proceeds from the sale of such shares in the primary offering, consisting of any combination of selling commissions and dealer manager fees. With respect to Class S shares, the upfront sales load of up to 3.5% of the gross proceeds from the sale of such shares in the primary offering consists solely of selling commissions.

During the year ended December 31, 2020:

•the Dealer Manager earned approximately $0.6 million in dealer manager fees, which excludes the amount paid to the Dealer Manager by our Advisor, a portion of which the Dealer Manager re-allowed to participating broker dealers;

•the Dealer Manager earned approximately $3.2 million in selling commissions, all of which the Dealer Manager re-allowed to participating broker dealers; and

•the Dealer Manager earned approximately $5.8 million in distribution and stockholder servicing fees, all of which the Dealer Manager re-allowed to participating broker dealers.

Hines

Property Management and Leasing Agreements

Hines or its affiliates manage the properties in which we invest. When we acquire properties directly, we expect that we will pay Hines property management fees, leasing fees, tenant construction fees and other fees customarily paid to a property manager. Hines is wholly-owned by Jeffrey C. Hines and his father, Gerald D. Hines.

During the year ended December 31, 2020, Hines earned the following approximate amounts pursuant to property management agreements under which Hines manages some of our properties:

•$2.2 million in property management fees;

•$1.5 million in leasing commissions and construction management fees; and

•$8.2 million for all costs Hines incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreements.

Credit Facilities with Hines

On October 2, 2017, the Operating Partnership entered into an uncommitted loan agreement (as amended, the “Hines Credit Facility”) with Hines for a maximum principal amount of $240.0 million. On November 30, 2017, the Operating Partnership amended the Hines Credit Facility to reduce the maximum principal amount to $75.0 million and further amended it in December 2018 to extend the maturity date as described below. Interest on each advance under the Hines Credit Facility is charged monthly at a variable rate, which is (i) Hines’ then-current borrowing rate under its revolving credit facility or (ii) if the Operating Partnership enters into a revolving credit facility (“the OP Facility”), the rate under such facility. Each advance under the Hines Credit Facility must be repaid within six months, subject to one six-month extension at the option of the Operating Partnership and subject to the satisfaction of certain conditions. Effective as of December 8, 2020, the Hines Credit Facility will terminate on the earlier of (a) the termination of the availability period as determined by Hines at its discretion (which will not impact the maturity date of any outstanding or previously approved advance under the loan agreement); (b) December 31, 2021; and (c) the date Hines accelerates the repayment of the loan agreement pursuant to any event of default.

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

For the year ended December 31, 2020, we made payments of $75.0 million under the Hines Credit Facility. We made no draws during that period and had no outstanding balance as of December 31, 2020 or the date of this report.

Ownership Interests

The Operating Partnership

On July 31, 2013, we formed the Operating Partnership. Hines Global REIT II Associates Limited Partnership made an initial investment of $190,000 in limited partnership interests of the Operating Partnership and owned less than a 0.1% limited partnership interest in the Operating Partnership as of December 31, 2020. Our Advisor owns the Special OP Units in the Operating Partnership, as described in Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

In order to reduce the effect of certain potential conflicts of interest, our Charter contains a number of restrictions relating to transactions we enter into with Hines, our Advisor, any of our directors and their respective affiliates. These restrictions include, among others, the following:

•Except as otherwise permitted in our Charter, we will not engage in transactions with Hines, our Advisor, any of our directors or their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve such transactions as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

•We will not purchase a property from Hines, our Advisor, any of our directors or their respective affiliates without a determination by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction that the transaction is fair and reasonable to us and at a price no greater than the cost of the property to Hines, our Advisor, any of our directors or their respective affiliates, unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In all cases where assets are acquired from Hines, our Advisor, any of our directors or their respective affiliates, the fair market value of such assets will be determined by an independent expert selected by our independent directors. In no event will we acquire any property from Hines, our Advisor, any of our directors or their respective affiliates at a price that exceeds the appraised value of the property; provided that in the case of a development, redevelopment or refurbishment project that we agree to acquire prior to completion of the project, the appraised value will be based upon the completed value of the project as determined at the time the agreement to purchase the property is entered into. We will not sell or lease a property to Hines, our Advisor, any of our directors or their respective affiliates unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction determine the transaction is fair and reasonable to us. Even following these procedures, Hines and its affiliates (including our officers and directors) may make substantial profits in connection with the acquisition or sale of properties from other investment vehicles sponsored by Hines, our Advisor, any of our directors or their respective affiliates.

•We will not enter into joint ventures with Hines, our Advisor, any of our directors or their respective affiliates, unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves such transaction as being fair and reasonable to us and determines that our investment is on terms substantially similar to the terms of third parties making comparable investments.

•We will not make any loan to Hines, our Advisor, any of our directors or their respective affiliates except in the case of loans to our wholly owned subsidiaries and loans in which an independent expert has appraised the underlying asset. Any loans to us by Hines, our Advisor, any of our directors or their respective affiliates must be approved by a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable, and on terms no less favorable to us than loans between unaffiliated parties under the same circumstances.

Item 14.  Principal Accounting Fees and Services

Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively “Deloitte & Touche”) serve as our principal accounting firm. Deloitte & Touche audited our financial statements for the years ended December 31, 2020 and 2019. Deloitte & Touche reports directly to our Audit Committee.

Fees

Deloitte & Touche’s aggregate fees billed to us for the fiscal years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Audit Fees	$975,000	$875,700
Audit-Related Fees (1)	$45,000	$35,000
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$1,020,000	$910,700
(1)    These fees primarily relate to internal control attestation consultations, accounting consultations and other attestation services.

Pre-approval Policies and Procedures

Our Audit Committee has adopted a pre-approval policy requiring the Audit Committee to pre-approve all audit and permissible non-audit services to be performed by Deloitte & Touche. In determining whether or not to pre-approve services, the Audit Committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC, and, if permissible, the potential effect of such services on the independence of Deloitte & Touche. All services performed for us in 2020 were pre-approved or ratified by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Global Income Trust, Inc.
Consolidated Financial Statements — as of December 31, 2020 and 2019 and for the Years Ended December 31, 2020, 2019 and 2018.

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

* * * * * *

Hines Global Income Trust, Inc.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions	Balance at the End of the Period
	(amounts in thousands)
Deferred Tax Asset Valuation Allowance as of December 31, 2020	$1,752	$2,474	$(947)	$3,279
Deferred Tax Asset Valuation Allowance as of December 31, 2019	$820	$1,442	$(510)	$1,752
Deferred Tax Asset Valuation Allowance as of December 31, 2018	$205	$1,368	$(753)	$820

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2020

			Initial Cost (b)					Gross Amount at Which Carried at 12/31/2020
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)		Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)		Date of Construction	Date Acquired
(In thousands)
Cottonwood Corporate Center	Salt Lake City, Utah	$70,555	$13,600	$98,758	$112,358	$2,588		$13,600	$101,346	$114,946	$(11,574)		1997, 2000	7/5/2016
Rookwood	Cincinnati, Ohio	83,500	45,320	132,466	177,786	585		45,320	133,051	178,371	(13,334)		1993, 2000	1/6/2017
Montrose Student Residences	Dublin, Ireland	27,723	6,473	38,337	44,810	(7,949)	(f)	6,473	30,388	36,861	(49)	(f)	1964, 2013-2015	3/24/2017
Queen's Court Student Residences	Reading, United Kingdom	40,265	14,482	52,166	66,648	4,002		14,482	56,168	70,650	(4,831)		2016	10/11/2017
Venue Museum District	Houston, Texas	27,601	17,409	52,538	69,947	530		17,409	53,068	70,477	(3,191)		2009	9/21/2018
Fresh Park Venlo	Venlo, The Netherlands	91,958	—	136,360	136,360	7,975		—	144,335	144,335	(8,038)		1960-2018	10/5/2018
Maintal Logistics	Maintal, Germany	28,292	16,170	32,462	48,632	1,526		16,170	33,988	50,158	(1,657)		1974, 2001-2002	12/31/2018
ABC Westland	The Hague, Netherlands	87,197	71,750	89,168	160,918	(2,569)		71,750	86,599	158,349	(4,062)		1969-2018	5/3/2019
Promenade Shops at Briargate	Colorado Springs, Colorado	—	19,199	55,425	74,624	—		19,199	55,425	74,624	(1,803)		2003	9/13/2019
Gdańsk PL II	Gdańsk, Poland	20,372	6,417	19,444	25,861	(4)		6,417	19,440	25,857	(618)		2013, 2015	9/24/2019
Łódź Urban Logistics	Łódź , Poland	16,492	—	19,736	19,736	—		—	19,736	19,736	(624)		2018-2019	9/26/2019
Glasgow West End	Glasgow, United Kingdom	58,964	24,458	72,746	97,204	20		24,458	72,766	97,224	(2,448)		2017	9/27/2019
The Alloy	College Park, Maryland	—	14,194	81,956	96,150	15		14,194	81,971	96,165	(2,380)		2019	11/12/2019
Charles Tyrwhitt Distribution Centre	Milton Keynes, United Kingdom	13,100	7,444	11,896	19,340	(22)		7,443	11,875	19,318	(341)		2010	11/8/2019
DSG Bristol	Bristol, United Kingdom	27,625	18,802	23,885	42,687	(18)		18,800	23,869	42,669	(668)		2006	11/18/2019
Royal Mail	Edinburgh, United Kingdom	19,068	6,405	24,639	31,044	13		6,409	24,648	31,057	(648)		1995	12/12/2019
The Emerson	Centreville, Virginia	—	17,725	97,659	115,384	—		17,725	97,659	115,384	(2,353)		2019	1/24/2020
Madrid Airport Complex	Madrid, Spain	17,358	22,107	4,112	26,219	109		22,107	4,221	26,328	(756)		1991	6/19/2020
Wakefield Logistics	Wakefield, United Kingdom	15,464	10,000	16,323	26,323	—		10,000	16,323	26,323	(203)		1991, 2019	7/2/2020
Advanced Manufacturing Portfolio	Santa Clara, California	—	53,636	34,826	88,462	53		53,636	34,879	88,515	(293)		1970, 1983, 1998	8/31/2020
6100 Schertz Parkway	Schertz, Texas	—	3,880	103,404	107,284	—		3,880	103,404	107,284	(148)		2013	12/11/2020
Cross Point Business Park	Coventry, United Kingdom	—	12,603	10,843	23,446	2		12,603	10,845	23,448	—		1994, 2015	12/22/2020
		$645,534	$402,074	$1,209,149	$1,611,223	$6,856		$402,075	$1,216,004	$1,618,079	$(60,019)

(a)Assets consist of quality office, retail, industrial and residential/living properties.
(b)Components of initial cost for the property acquired using a foreign currency were converted using the December 31, 2020 balance sheet rate.

(c)Costs capitalized subsequent to addition are presented net of any write-offs.
(d)The aggregate cost for federal income tax purposes is $1.6 billion as of December 31, 2020.
(e)Real estate assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings.
(f)The Company proactively closed the residential accommodations at Montrose Student Residences in August 2020 to more efficiently perform renovations including the replacement of certain building safety equipment systems. In conjunction with the renovation, the Company determined that €9.3 million (approximately $11.4 million assuming a rate of $1.23 per EUR as of December 31, 2020) of the building assets were taken out of service and written off as of December 31, 2020. For more information on the renovation project at Montrose Student Residences, refer to Item 2. Properties.

The changes in total real estate assets for the years ended December 31,

	2020	2019	2018
Gross real estate assets
Balance, beginning of period	$1,355,846	$817,763	$591,005
Additions during the period:
Acquisitions	397,073	524,638	244,132
Other additions	11,741	11,258	14,653
Write-Offs/Cost of real estate sold	(193,921)	(3,766)	(21,370)
Effect of changes in foreign currency exchange rates	47,340	5,953	(10,657)
Balance, end of period	$1,618,079	$1,355,846	$817,763
Accumulated Depreciation
Balance, beginning of period	$(51,719)	$(30,574)	$(18,172)
Depreciation	(35,958)	(24,873)	(13,938)
Effect of changes in foreign currency exchange rates	9,320	(38)	459
Retirement or sales of assets	18,338	3,766	1,077
Balance, end of period	$(60,019)	$(51,719)	$(30,574)

INDEX TO EXHIBITS

Exhibit No.	Description
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
4.2
Sixth Amended and Restated Distribution Reinvestment Plan, effective as of December 4, 2017 (filed as Appendix B to the Prospectus contained in Pre-Effective Amendment No. 1 to the Registration Statement filed on December 1, 2017 and incorporated by reference herein)

4.3
Description of Hines Global Income Trust Inc. Securities Registered Pursuant to Section 12(g) of Securities Exchange Act of 1934. (filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K on March 30, 2020 and incorporated by reference herein)

10.1
Form of Indemnification Agreement entered into between Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and each of the following persons as of August 15, 2014: Jeffrey C. Hines, Charles M. Baughn, Humberto Cabañas, Dougal A. Cameron, John O. Niemann, Jr., Sherri W. Schugart, Ryan T. Sims, David L. Steinbach, Kevin L. McMeans and J. Shea Morgenroth (filed as Exhibit 10.4 to the IPO Registration Statement on September 11, 2013 and incorporated by reference herein)

10.2
Promissory Note, dated as of January 29, 2016 by and between Hines Global REIT II 891 Coronado LLC, as borrower, and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 4, 2016 and incorporated by reference herein)

10.3
Loan Agreement, dated as of July 5, 2016 by and between Principal Life Insurance Company, as Lender and HGREIT II Cottonwood Center LLC, as Borrower (filed as Exhibit 10.26 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.4
Term Loan Agreement, dated as of August 18, 2016 by and between SunTrust Bank, as Lender and HGREIT II Goodyear Crossing LLC, as Borrower (filed as Exhibit 10.27 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.5
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and Hines Interests Limited Partnership (Domestic Office Properties) (filed as Exhibit 10.29 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.6
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and Hines Interests Limited Partnership (Domestic Multi-family and Industrial Properties) (filed as Exhibit 10.30 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

Exhibit No.	Description
10.7
Open End Mortgage and Security Agreement dated as of April 1, 2015 by and between Nationwide Life Insurance Company, as Lender, and CLP-SPF Rookwood Commons, LLC, as Borrower (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

10.8
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
10.14
Amended and Restated Advisory Agreement, dated as of December 6, 2017, by and among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP, and Hines Global Income Trust, Inc. (filed as Exhibit 10.2 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on December 6, 2017 and incorporated by reference herein)

10.15
Fifth Amended and Restated Agreement of Limited Partnership of Hines Global REIT II Properties LP, dated as of March 6, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 12, 2018 and incorporated by reference herein)

10.16
Selected Dealer Agreement, dated as of December 13, 2018, by and among Hines Global Income Trust, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December, 19 2018 and incorporated by reference herein)

10.17
Cost Reimbursement Agreement, dated as of December 13, 2018, by and among Hines Global Income Trust, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP, and American Enterprise Investment Services Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on December, 19 2018 and incorporated by reference herein)

10.18
Second Amendment to Uncommitted Loan Agreement, dated as of December 13, 2018, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on December, 19 2018 and incorporated by reference herein)

10.19
Third Amendment to Uncommitted Loan Agreement, dated as of December 11, 2019, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 17, 2019 and incorporated by reference herein)

10.20
Credit Agreement dated as of September 13, 2019 among Hines Global REIT II Properties LP and JPMorgan Chase Bank, N.A., as Administrative Agent. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 19, 2019 and incorporated by reference herein)

10.21
Credit Agreement dated as of November 15, 2019 among Hines Global REIT II Properties LP, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, National Association, as Syndication Agent, U.S. Bank, National Association, Wells Fargo Bank, National Association, Citizens Bank, National Association and Regions Bank, as Co-Documentation Agents. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on November 21, 2019 and incorporated by reference herein)

10.22
Amendment to Credit Agreement dated as of November 13, 2020 among Hines Global REIT II Properties LP, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent. (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K on November 18, 2020 and incorporated by reference herein)

10.23
Fourth Amendment to Uncommitted Loan Agreement, dated as of December 8, 2020, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on December 11, 2020 and incorporated by reference herein)

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

Exhibit No.	Description
99.2	Valuation Policy and Procedures (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K on April 16, 2018, and incorporated by reference herein)
99.3*	Consent of Altus Group U.S., Inc.
101.INS*	Instance Document—The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES GLOBAL INCOME TRUST, INC. (registrant)

March 26, 2021	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2021.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chief Executive Officer and Chairman of the Board of Directors	March 26, 2021
Jeffrey C. Hines	(Principal Executive Officer)

/s/ J. Shea Morgenroth	Chief Financial Officer	March 26, 2021
J. Shea Morgenroth	(Principal Financial Officer)

/s/ A. Gordon Findlay	Chief Accounting Officer and Treasurer	March 26, 2021
A. Gordon Findlay	(Principal Accounting Officer)

/s/ Humberto “Burt” Cabañas	Director	March 26, 2021
Humberto “Burt” Cabañas

/s/ Dougal A. Cameron	Director	March 26, 2021
Dougal A. Cameron

/s/ John O. Niemann, Jr.	Director	March 26, 2021
John O. Niemann, Jr.

/s/ David L. Steinbach	Director	March 26, 2021
David L. Steinbach