Form 10-Q
period 2021-03-31
HINES GLOBAL INCOME TRUST, INC.
filed 2021-05-14
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.				☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 1, 2021, approximately 27.6 million shares of the registrant’s Class AX common stock, 10.0 million shares of the registrant’s Class TX common stock, 0.1 million shares of the registrant’s Class IX common stock, 44.5 million shares of the registrant’s Class T common stock, 13.0 million shares of the registrant’s Class D common stock and 25.4 million shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2021	December 31, 2020
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$1,587,589	$1,558,060
Investments in real estate-related securities	59,576	51,137
Cash and cash equivalents	68,085	55,998
Restricted cash	17,086	21,565
Derivative instruments	288	286
Tenant and other receivables, net	16,523	16,644
Intangible lease assets, net	128,345	121,830
Right-of-use asset, net	4,121	4,367
Deferred leasing costs, net	29,710	17,471
Deferred financing costs, net	1,189	1,372
Other assets	16,747	14,687
Total assets	$1,929,259	$1,863,417
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$40,838	$35,549
Due to affiliates	39,463	39,295
Intangible lease liabilities, net	23,052	21,393
Operating lease liability	1,513	1,598
Other liabilities	16,672	17,637
Derivative instruments	30	22
Distributions payable	5,368	4,909
Notes payable, net	878,842	880,796
Total liabilities	1,005,778	1,001,199

Commitments and contingencies (Note 11)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2021 and December 31, 2020	—	—
Common shares, $0.001 par value per share (Note 6)	113	104
Additional paid-in capital	1,028,982	938,736
Accumulated distributions in excess of earnings	(120,765)	(99,451)
Accumulated other comprehensive income (loss)	15,151	22,829
Total stockholders’ equity	923,481	862,218
Noncontrolling interests	—	—
Total equity	923,481	862,218
Total liabilities and equity	$1,929,259	$1,863,417
See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$37,476	$33,119
Other revenue	814	726
Total revenues	38,290	33,845
Expenses:
Property operating expenses	9,374	8,074
Real property taxes	4,402	3,482
Property management fees	1,484	1,357
Depreciation and amortization	20,027	16,229
Acquisition related expenses	—	17
Asset management fees	3,461	2,791
Performance participation allocation	2,234	—
General and administrative expenses	1,364	1,038
Total expenses	42,346	32,988
Other income (expenses):
Gain (loss) on derivative instruments	(91)	6,956
Gain (loss) on investments in real estate-related securities	3,339	(7,737)
Gain on sale of real estate	38	49,644
Foreign currency gains (losses)	(1,030)	(2,519)
Interest expense	(5,379)	(5,932)
Interest and other income	507	551
Income (loss) before benefit (provision) for income taxes	(6,672)	41,820
Benefit (provision) for income taxes	954	(68)
Net income (loss)	(5,718)	41,752
Net (income) loss attributable to noncontrolling interests	(3)	(3)
Net income (loss) attributable to common stockholders	$(5,721)	$41,749
Basic and diluted income (loss) per common share	$(0.05)	$0.47
Weighted average number of common shares outstanding	109,583	88,256

Comprehensive income (loss):
Net income (loss)	$(5,718)	$41,752
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,678)	(15,613)
Comprehensive income (loss)	$(13,396)	$26,139
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(3)
Comprehensive income (loss) attributable to common stockholders	$(13,399)	$26,136

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2021	103,781	$104	$938,736	$(99,451)	$22,829	$862,218	$—
Issuance of common shares	10,424	10	105,427	—	—	105,437	—
Distributions declared	—	—	—	(15,593)	—	(15,593)	(3)
Redemption of common shares	(1,354)	(1)	(11,741)	—	—	(11,742)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(2,717)	—	—	(2,717)	—
Offering costs	—	—	(723)	—	—	(723)	—
Net income (loss)	—	—	—	(5,721)	—	(5,721)	3
Foreign currency translation adjustment	—	—	—	—	(7,678)	(7,678)	—
Balance as of March 31, 2021	112,851	$113	$1,028,982	$(120,765)	$15,151	$923,481	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2020	81,847	$83	$735,545	$(146,830)	$2,723	$591,521	$—
Issuance of common shares	10,735	12	112,179	—	—	112,191	—
Distributions declared	—	—	—	(12,401)	—	(12,401)	(3)
Redemption of common shares	(464)	—	(5,395)	—	—	(5,395)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(6,240)	—	—	(6,240)	—
Offering costs	—	—	(863)	—	—	(863)	—
Net income (loss)	—	—	—	41,749	—	41,749	3
Foreign currency translation adjustment	—	—	—	—	(15,613)	(15,613)	—
Balance as of March 31, 2020	92,118	$95	$835,226	$(117,482)	$(12,890)	$704,949	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,718)	$41,752
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	20,904	16,727
Gain on sale of real estate	(38)	(49,644)
Foreign currency (gains) losses	1,030	2,519
(Gain) loss on derivative instruments	91	(6,956)
(Gain) loss on investments in real estate-related securities	(3,339)	7,737
Changes in assets and liabilities:
Change in other assets	(2,052)	(1,572)
Change in tenant and other receivables	(121)	(1,092)
Change in deferred leasing costs	(13,155)	(1,809)
Change in accounts payable and accrued expenses	7,650	870
Change in other liabilities	(738)	(2,829)
Change in due to affiliates	701	(8,042)
Net cash from (used in) operating activities	5,215	(2,339)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(68,720)	(133,935)
Capital expenditures at operating properties	(3,600)	(1,155)
Proceeds from sale of real estate	—	148,467
Purchases of real estate-related securities	(17,335)	(15,202)
Proceeds from settlement of real estate-related securities	12,235	9,971
Net cash from (used in) investing activities	(77,420)	8,146
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	97,652	105,660
Redemption of common shares	(13,516)	(4,739)
Payment of offering costs	(1,717)	(1,659)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(2,196)	(3,270)
Distributions paid to stockholders and noncontrolling interests	(7,375)	(5,418)
Proceeds from notes payable	30,000	59,000
Payments on notes payable	(21,223)	(64,547)
Payments on related party note payable	—	(64,000)
Change in security deposit liability	12	(294)
Deferred financing costs paid	(1)	(8)
Net cash from (used in) financing activities	81,636	20,725
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(1,823)	(610)
Net change in cash, restricted cash and cash equivalents	7,608	25,922
Cash, restricted cash and cash equivalents, beginning of period	77,563	56,438
Cash, restricted cash and cash equivalents, end of period	$85,171	$82,360

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST INC, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2021 and 2020

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of March 31, 2021 and December 31, 2020, and the results of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2021 and 2020 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

Hines Global Income Trust, Inc. (the “Company”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years. The Company is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through HGIT Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of March 31, 2021 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

As of March 31, 2021, the Company owned direct real estate investments in 23 properties totaling 11.1 million square feet that were 93% leased. The Company raises capital for its investments through public offerings of its common stock. The Company commenced its initial public offering of up to $2.5 billion in shares of its common stock (the “Initial Offering”) in August 2014, and commenced its second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under its distribution reinvestment plan (the “Second Offering”) in December 2017. As a result of the changing landscape in the non-traded REIT industry, the Second Offering reflects a restructuring (the “Restructuring”), which resulted in a reduction of many of the fees payable to the Advisor and Hines Securities, Inc., the dealer manager for the Company’s public offerings (the “Dealer Manager”). As of May 13, 2021, the Company had received gross offering proceeds of approximately $1.3 billion from the sale of 130.6 million shares through its public offerings, including shares issued pursuant to its distribution reinvestment plan.

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

The ongoing global outbreak of the Coronavirus pandemic continues to adversely impact global commercial activity. It has disrupted global travel and supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Although the outlook is improving in certain areas of the world, including the United States, the United Kingdom and Europe, considerable uncertainty still surrounds the Coronavirus and its potential effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses and other efforts to curb the spread of the Coronavirus have significantly disrupted business activity globally, including in the markets where the Company invests, and has had an adverse impact on the performance of certain of the Company’s investments. Many of the Company’s tenants are subject to various quarantine restrictions and these restrictions could be in place for an extended period of time. These restrictions particularly adversely impacted many of the Company’s retail tenants (other than grocery tenants), as government instructions regarding social distancing, capacity limitations and mandated closures have reduced and, in some cases, eliminated customer foot traffic, causing many of the Company’s retail tenants to temporarily close their brick and mortar stores. As of May 13, 2021, the Company owned two retail properties in the U.S., which comprised 17% of the Company’s total revenue for the three months ended March 31, 2021. The Company agreed to grant $3.8 million of rent relief to its retail tenants during the year ended December 31, 2020, as a result of their lost revenues resulting from the Coronavirus pandemic at these properties. Such rent relief consisted of rental payments that were forgiven or reduced due to the conversion of fixed rental payments to rental payments based on a percentage of the tenant’s revenues as well as rent payments that were deferred to future periods. We have not granted significant additional rent relief during the three months ended March 31, 2021. While rent collections were adversely affected in the early months of the pandemic, consumer traffic at these properties has recovered to near pre-pandemic levels in recent months. During the three months ended March 31, 2021, rent collections had recovered to 95% of billed rent, which includes the collection of certain 2020 rent payments that were deferred to 2021. However, if infection rates begin to materially increase and there are additional government mandated shutdowns it could reduce consumer traffic at the Company’s retail properties and negatively impact future rent collections.

Additionally, the Company refunded $2.2 million in rent to students across its international student housing portfolio during the year ended December 31, 2020 following the closing of nearby universities for the remainder of the 2019/2020 school year. These universities later announced a mixture of in-campus and on-line learning for the 2020/2021 school year with a delayed start. Subsequent to this announcement, local governments closed in-campus learning in early 2021, which has resulted in $0.7 million in refunded rent to students from January through May 2021. The Company’s other property types have not been materially impacted by the Coronavirus pandemic to date. The Company is unable to estimate the impact the Coronavirus pandemic will have on its results in future periods.

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in interest and other income in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020 (in thousands):

	Gain (Loss) Recorded on Investments in Real Estate-Related Securities
	Three months ended March 31,
	2021	2020
Unrealized gain (loss)	$2,450	$(7,387)
Realized gain (loss)	889	(350)
Total gain (loss) on real estate-related securities	$3,339	$(7,737)

Tenant and Other Receivables

Tenant and other receivables consists primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost. As of March 31, 2021 and December 31, 2020, the Company had receivables related to base rents and tenant reimbursements of $4.4 million and $4.6 million, respectively. Additionally, as of March 31, 2021, approximately $1.1 million of these receivables relate to rent that has been deferred at the Company’s retail properties and is expected to be repaid at a later date. As of March 31, 2021 and December 31, 2020, the Company had an allowance of approximately $0.4 million and $0.5 million related to these deferred rents, respectively.

Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements. Straight-line rent receivables were $10.2 million and $9.1 million as of March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021 and December 31, 2020, a receivable related to the sale of Bishop’s Square was included in tenant and other receivables, net on the Condensed Consolidated Balance Sheet of $1.6 million and $2.1 million, respectively. The receivable is contingent on certain conditions being met. We expect to collect on the receivable during the second quarter of 2021.

Other Assets

Other assets included the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid insurance	$1,291	$1,133
Prepaid property taxes	2,349	1,845
Deferred tax assets (1)	10,734	9,478
Other	2,373	2,231
Other assets	$16,747	$14,687

(1)Includes the effects of a valuation allowance of $3.5 million and $3.3 million as of March 31, 2021 and December 31, 2020, respectively.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Buildings and improvements	$1,237,439	$1,216,004
Less: accumulated depreciation	(66,379)	(60,019)
Buildings and improvements, net	1,171,060	1,155,985
Land	416,529	402,075
Investment property, net	$1,587,589	$1,558,060

The Company proactively closed the residential accommodations at Montrose Student Residences in August 2020 to more efficiently perform renovations including the replacement of certain building safety equipment systems. In conjunction with the renovation, the Company determined that an additional €4.7 million (approximately $5.5 million assuming a rate of $1.17 per EUR as of March 31, 2021) of the building assets were taken out of service and written off as of March 31, 2021. The Company expects the renovation to be completed by May 2022.

Recent Acquisitions of Investment Property

In February 2021, the Company acquired 5301 Patrick Henry Drive, a manufacturing research and development campus located in Santa Clara, California. The net purchase price for 5301 Patrick Henry Drive was $68.0 million, exclusive of transaction costs and working capital reserves.

The amounts recognized for the asset acquisitions as of the acquisition dates were determined by allocating the net purchase price as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Out-of-Market Lease Intangibles, Net	Total
5301 Patrick Henry Drive	2/10/2021	$36,651	$19,089	$15,136	$(2,711)	$68,165

As of March 31, 2021, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$163,734	$12,244	$(30,164)
Less: accumulated amortization	(45,324)	(2,309)	7,112
Net	$118,410	$9,935	$(23,052)

As of December 31, 2020, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$153,358	$12,362	$(27,792)
Less: accumulated amortization	(41,998)	(1,892)	6,399
Net	$111,360	$10,470	$(21,393)

Amortization expense of in-place leases was $7.2 million and $9.0 million for the three months ended March 31, 2021 and 2020, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $0.4 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from April 1, 2021 through December 31, 2021 and for each of the years ending December 31, 2022 through December 31, 2026 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
April 1, 2021 through December 31, 2021	$20,628	$(1,198)
2022	$23,714	$(2,077)
2023	$18,889	$(1,742)
2024	$13,063	$(1,138)
2025	$11,546	$(916)
2026	$8,139	$(155)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the three months ended March 31, 2021 and 2020 were $5.7 million and $4.9 million, respectively, which are included in rental revenue on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of March 31, 2021, the approximate fixed future minimum rentals for the period from April 1, 2021 through December 31, 2021, for each of the years ending December 31, 2022 through 2026 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
April 1, 2021 through December 31, 2021	$70,691
2022	87,122
2023	75,608
2024	63,807
2025	58,144
2026	46,160
Thereafter	181,981
Total	$583,513

During the three months ended March 31, 2021 and 2020, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties and multi-family properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. DEBT FINANCING

As of March 31, 2021 and December 31, 2020, the Company had approximately $883.2 million and $885.5 million of debt outstanding, with weighted average years to maturity of 2.2 years and 2.4 years, respectively, and a weighted average interest rate of 2.07% and 2.08%, respectively. The following table provides additional information regarding the Company’s debt outstanding at March 31, 2021 and December 31, 2020 (in thousands):

Description	Origination or Assumption Date	Maturity Date	Maximum Capacity in Functional Currency		Interest Rate Description	Interest Rate as of March 31, 2021	Principal Outstanding at March 31, 2021	Principal Outstanding at December 31, 2020
Secured Mortgage Debt
Cottonwood Corporate Center	7/5/2016	8/1/2023	$78,000		Fixed	2.98%	70,095	70,555
Rookwood Commons	1/6/2017	7/1/2023	$67,000		Fixed	4.25%	54,500	54,500
Rookwood Pavilion	1/6/2017	7/1/2023	$29,000		Fixed	4.25%	29,000	29,000
Montrose Student Residences	3/24/2017	3/23/2022	€22,605		Euribor + 2.00% (1)	2.00%	26,509	27,723
Queen's Court Student Residences	12/18/2017	12/18/2022	£29,500		Libor + 2.00% (1)	2.14%	40,610	40,265
Venue Museum District	9/21/2018	10/9/2021	$45,000		Libor + 1.95% (1)	4.02%	27,601	27,601
Fresh Park Venlo	10/3/2018	8/15/2023	€75,000		Euribor + 1.50% (1)	1.50%	87,931	91,958
Maintal Logistics	2/21/2019	2/28/2024	€23,500		Euribor + 1.10% (1)	1.10%	26,984	28,292
ABC Westland	5/3/2019	2/15/2024	€75,000		Euribor + 1.55% (1)	1.55%	83,379	87,197
Łódź Urban Logistics	9/20/2019	9/20/2024	€13,600		Fixed (2)	1.05%	15,732	16,492
Glasgow West End	9/26/2019	9/26/2024	£43,200		Libor + 1.80% (1)	1.84%	59,469	58,964
Gdańsk PL II	10/4/2019	9/20/2024	€16,800		Fixed (2)	1.05%	19,434	20,372
Madrid Airport Complex	6/19/2020	6/19/2023	€15,150		Fixed	2.80%	16,014	17,358
UK Logistics	7/7/2020	7/7/2023	£55,138	(3)	Libor + 1.75% (1)	1.78%	75,902	75,257
Other Notes Payable
JPMorgan Chase Revolving Credit Facility	9/13/2019	11/15/2022	$275,000		Variable	1.61%	150,000	140,000
JPMorgan Chase Revolving Credit Facility - Term Loan	9/13/2019	11/15/2022	$150,000		Variable	1.56%	100,000	100,000
Notes Payable							$883,160	$885,534
Affiliate Note Payable
Credit Facility with Hines	10/2/2017	12/31/2021	$75,000		Variable	N/A	—	—
Total Note Payable to Affiliate							$—	$—
Total Principal Outstanding							$883,160	$885,534
Unamortized discount							—	—
Unamortized financing fees							(4,318)	(4,738)
Total							$878,842	$880,796

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
(3)This credit facility is collateralized by the following four industrial logistics properties: Charles Tyrwhitt DC, DSG Bristol, Royal Mail and Wakefield Logistics.

JPMorgan Chase Revolving Credit Facility

During the three months ended March 31, 2021, the Company made draws of approximately $30.0 million and made payments of $20.0 million on its revolving loan commitment with JPMorgan Chase, N.A., (the “Revolving Credit Facility”), resulting in an outstanding balance of $250.0 million on March 31, 2021. From April 1, 2021 through May 13, 2021, the Company made $17.0 million in additional draws and made additional payments of $40.0 million under the Credit Agreement, which resulted in the Company having a $227.0 million outstanding balance under the Credit Agreement as of May 13, 2021.

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of March 31, 2021. The Company’s continued compliance with these and other covenants depends on many factors and could be impacted by current or future economic conditions associated with the Coronavirus pandemic. Failure to comply with any covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations and impact the liquidity of the Company.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from April 1, 2021 through December 31, 2021, for each of the years ending December 31, 2022 through December 31, 2025 and for the period thereafter (in thousands).

	Payments Due by Year
	April 1, 2021 through December 31, 2021	2022	2023	2024	2025	Thereafter
Principal payments	$36,267	$321,989	$321,646	$203,258	$—	$—

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of March 31, 2021, $453.6 million of the Company’s outstanding debt had a variable interest rate tied to LIBOR. The loan agreements provide procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. However, there can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

5. DERIVATIVE INSTRUMENTS

The Company has entered into several interest rate swap contracts and interest rate cap contracts in connection with certain of its secured mortgage loans in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowings.  The Company’s interest rate swaps effectively fixed the interest rates on each of the loans to which they relate and the interest rate cap agreements have limited the interest rate on each of the loan to which they relate.  The Company has not designated any of these derivatives as hedges for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its Condensed Consolidated Balance Sheets the fair value amount recorded for its derivative instruments.

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

The table below provides additional information regarding the Company’s interest rate contracts as of March 31, 2021 (in thousands, except percentages).

Interest Rate Contracts
Type	Property	Effective Date	Expiration Date	Maximum Capacity of Debt in Functional Currency		Notional Amount	Interest Rate Received	Pay Rate /Strike Rate
Interest rate cap	Montrose Student Residences	March 24, 2017	March 23, 2022	€22,605		€16,954	Euribor	1.25%
Interest rate cap	Fresh Park Venlo	October 8, 2018	August 15, 2023	€75,000		€52,487	Euribor	2.00%
Interest rate cap	Maintal Logistics	February 28, 2019	February 28, 2024	€23,500		€16,450	Euribor	2.00%
Interest rate cap	ABC Westland	May 3, 2019	February 15, 2024	€75,000		€52,500	Euribor	1.00%
Interest rate cap	Glasgow West End	September 27, 2019	September 24, 2024	€43,200		€32,400	LIBOR	2.00%
Interest rate swap	Łódź Urban Logistics	October 10, 2019	September 20, 2024	€13,600		€13,600	Euribor	(0.36)%
Interest rate swap	Gdańsk PL II	October 10, 2019	September 20, 2024	€16,800		€16,800	Euribor	(0.36)%
Interest rate cap	Charles Tyrwhitt	July 2, 2020	July 2, 2023	£9,598	(1)	£9,598	LIBOR	1.50%
Interest rate cap	DSG Bristol	July 2, 2020	July 2, 2023	£20,240	(1)	£20,240	LIBOR	1.50%
Interest rate cap	Royal Mail	July 2, 2020	July 2, 2023	£13,970	(1)	£13,970	LIBOR	1.50%
Interest rate cap	Wakefield Logistics	July 2, 2020	July 2, 2023	£11,330	(1)	£11,330	LIBOR	1.50%
Interest rate cap	Venue Museum District	October 9, 2020	October 9, 2022	$45,000		$27,601	LIBOR	2.00%

(1)Represents an allocation of a total maximum capacity of £55.1 million borrowed under one facility agreement. See Note 4—Debt Financing for more information on the borrowing.

The table below provides additional information regarding the Company’s foreign currency forward contracts that were active during the three months ended March 31, 2021 (in thousands).

Foreign Currency Forward Contracts
Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
December 17, 2020	March 31, 2021	£9,000	USD/GBP	$1.36
March 30, 2021	June 30, 2021	£9,000	USD/GBP	$1.37

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020 (in thousands):

	Gain (Loss) Recorded on Derivative Instruments
	Three months ended March 31,
	2021	2020
Derivatives not designated as hedging instruments:
Interest rate swaps	$(70)	$(2)
Interest rate caps	82	98
Foreign currency forward contracts	(103)	6,860
Total gain (loss) on derivatives	$(91)	$6,956

6. STOCKHOLDERS’ EQUITY

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

Common Stock

As of March 31, 2021 and December 31, 2020, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	March 31, 2021		December 31, 2020
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	22,029	40,000	19,990
Class TX common stock, $0.001 par value per share	40,000	15,623	40,000	18,152
Class IX common stock, $0.001 par value per share	10,000	93	10,000	95
Class JX common stock, $0.001 par value per share	10,000	—	10,000	—
Class T common stock, $0.001 par value per share	350,000	42,273	350,000	40,036
Class S common stock, $0.001 par value per share	350,000	—	350,000	—
Class D common stock, $0.001 par value per share	350,000	11,323	350,000	10,217
Class I common stock, $0.001 par value per share	350,000	21,510	350,000	15,291

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the three months ended March 31, 2021 and 2020 (in thousands). There were no Class JX and S shares issued, redeemed or outstanding during the three months ended March 31, 2021.

	Class AX		Class TX		Class IX		Class T		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	19,990	$20	18,152	$21	95	$—	40,036	$39	10,217	$9	15,291	$15	103,781	$104
Issuance of common shares	181	—	87	—	1	—	2,668	3	1,170	1	6,317	6	10,424	10
Conversion of common shares (1)	2,260	2	(2,260)	(2)	—	—	—	—	—	—	—	—	—	—
Redemption of common shares	(402)	—	(356)	—	(3)	—	(431)	(1)	(64)	—	(98)	—	(1,354)	(1)
Balance as of March 31, 2021	22,029	$22	15,623	$19	93	$—	42,273	$41	11,323	$10	21,510	$21	112,851	$113
(1)The Company will cease paying distribution and stockholder servicing fees with respect to Class TX shares when the total of such fees reach certain thresholds. Once these thresholds are reached, Class TX shares are converted into Class AX shares, as indicated in the table above.

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

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2020 through May 2021 at a gross distribution rate of $0.05208 per month for each share class (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees.

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

The following table outlines the Company’s total distributions declared to stockholders for each of the quarters ended during 2021 and 2020, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2021
March 31, 2021	$7,615	$7,978	$15,593
Total	$7,615	$7,978	$15,593
2020
December 31, 2020	$6,981	$7,531	$14,513
September 30, 2020	6,486	7,309	13,795
June 30, 2020	6,262	7,190	13,452
March 31, 2020	5,669	6,732	12,401
Total	$25,398	$28,762	$54,161

The table below outlines the net distributions declared for each class of shares for the three and three months ended March 31, 2021 and 2020. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors, less any applicable ongoing distribution and stockholder servicing fees.

	Three Months Ended March 31,
	2021	2020
Distributions declared per Class AX share, net	$0.16	$0.16
Distributions declared per Class TX share, net	$0.13	$0.13
Distributions declared per Class IX share, net	$0.15	$0.15
Distributions declared per Class T share, net	$0.13	$0.13
Distributions declared per Class S share, net	$0.13	$0.13
Distributions declared per Class D share, net	$0.15	$0.15
Distributions declared per Class I share, net	$0.16	$0.16

7. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and the Dealer Manager, Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended March 31,		Unpaid as of
Type and Recipient	2021	2020	March 31, 2021	December 31, 2020
Selling Commissions- Dealer Manager (1)	$631	$1,647	$—	$—
Dealer Manager Fee- Dealer Manager	122	296	—	—
Distribution & Stockholder Servicing Fees- Dealer Manager	1,964	4,297	26,794	26,271
Organization and Offering Costs- the Advisor	773	863	5,319	6,263
Asset Management Fees- the Advisor	3,461	2,791	3,348	2,672
Other- the Advisor (2)	630	447	826	1,249
Performance Participation Allocation- the Advisor (3)	2,234	—	2,234	—
Interest expense- Hines and its affiliates (4)	—	361	—	—
Property Management Fees- Hines and its affiliates	647	682	118	91
Development and Construction Management Fees- Hines and its affiliates	47	64	365	650
Leasing Fees- Hines and its affiliates	414	92	451	230
Expense Reimbursement- Hines and its affiliates (with respect to management and operations of the Company's properties) (5)	2,750	1,831	8	1,869
Total	$13,673	$13,371	$39,463	$39,295
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
(4)Includes amounts paid related to the Company’s credit facility with Hines (the “Hines Credit Facility”).
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

Financial Instruments Measured on a Recurring Basis

As described in Note 5—Derivative Instruments, the Company entered into several interest rate contracts as hedges against the variability of future interest rates on its variable interest rate borrowings. The valuation of these derivative instruments is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate contracts have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2021 and 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

Additionally, as described in Note 5—Derivative Instruments, the Company has entered into foreign currency forward contracts as hedges against the variability of foreign exchange rates. The valuation of these forward contracts is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including currency exchange rate curves and implied volatilities. The Company has determined its foreign currency forward contracts valuations are classified in Level 2 of the fair value hierarchy, as they are based on observable inputs but are not traded in active markets.

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

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021	Investments in real estate-related securities	$59,576	$59,576	$—	$—
December 31, 2020	Investments in real estate-related securities	$51,137	$51,137	$—	$—

Financial Instruments Fair Value Disclosures

As of March 31, 2021, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $883.2 million, was $882.1 million. As of December 31, 2020, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $885.5 million, was $884.7 million. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

9. REPORTABLE SEGMENTS

As described previously, the Company invests the net proceeds from its public offerings into its portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally. The Company’s business consists of owning, operating, acquiring, developing, investing in, and disposing of real estate assets and all of the Company’s consolidated revenues and property expenses are from these real estate properties.

Management evaluates the operating performance of each of its real estate properties at an individual investment level and considers each investment to be an operating segment. The Company has aggregated its operating segments into seven reportable segments: domestic office investments, domestic residential/living investments, domestic retail investments, domestic industrial investments, international industrial investments, international office investments, and international residential/living investments. In April 2020, the Company sold Bishop’s Square, which comprised the international office investments reportable segment included in the tables below.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended March 31,
	2021	2020
Revenues
Domestic office investments	$3,889	$3,936
Domestic residential/living investments	5,132	4,405
Domestic retail investments	6,640	7,372
Domestic industrial investments	5,743	533
International industrial investments	14,080	11,035
International office investments	—	2,514
International residential/living investments	2,806	4,050
Total revenues	$38,290	$33,845

For the three months ended March 31, 2021 and 2020, the Company’s total revenues were attributable to the following countries:

	Three Months Ended March 31,
	2021	2020
Total revenues
United States	56%	48%
United Kingdom	14%	14%
The Netherlands	21%	22%
Poland	4%	4%
Spain	3%	—%
Germany	2%	2%
Ireland	—%	10%

For the three months ended March 31, 2021 and 2020, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenues in excess of property expenses (1)
Domestic office investments	$2,477	$2,570
Domestic residential/living investments	2,731	2,296
Domestic retail investments	3,476	4,382
Domestic industrial investments	4,392	367
International industrial investments	8,434	6,666
International office investments	—	1,963
International residential/living investments	1,520	2,688
Total revenues in excess of property expenses	$23,030	$20,932

(1)Revenues less property operating expenses, real property taxes and property management fees.

As of March 31, 2021 and December 31, 2020, the Company’s total assets by segment were as follows (in thousands):

	March 31, 2021	December 31, 2020
Assets
Domestic office investments	$126,530	$120,757
Domestic residential/living investments	276,662	279,861
Domestic retail investments	283,648	282,550
Domestic industrial investments	309,561	240,854
International industrial investments	612,593	632,760
International office investments(1)	13,504	14,106
International residential/living investments	211,941	216,321
Corporate-level accounts	94,820	76,208
Total assets	$1,929,259	$1,863,417

(1)Comprised of cash and receivables related to post-closing activities at Bishop’s Square, in accordance with the selling agreement. Once these post-closing activities are concluded, any remaining cash will be repatriated.

As of March 31, 2021 and December 31, 2020, the Company’s total assets were attributable to the following countries:

	March 31, 2021	December 31, 2020
Total assets
United States	56%	54%
United Kingdom	18%	18%
The Netherlands	15%	17%
Ireland	3%	3%
Poland	3%	3%
Germany	3%	3%
Spain	2%	2%

For the three months ended March 31, 2021 and 2020 the Company’s reconciliation of the Company’s revenues in excess of property expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Reconciliation to revenues in excess of property expenses
Net income (loss)	$(5,718)	$41,752
Depreciation and amortization	20,027	16,229
Acquisition related expenses	—	17
Asset management fees	3,461	2,791
Performance participation allocation	2,234	—
General and administrative expenses	1,364	1,038
(Gain) loss on derivative instruments	91	(6,956)
(Gain) loss on investments in real estate-related securities	(3,339)	7,737
Gain on sale of real estate	(38)	(49,644)
Foreign currency (gains) losses	1,030	2,519
Interest expense	5,379	5,932
Interest and other income	(507)	(551)
(Benefit) provision for income taxes	(954)	68
Total revenues in excess of property expenses	$23,030	$20,932

10. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$5,091	$5,994
Cash paid for income taxes	$433	$96
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$5,368	$4,315
Distributions reinvested	$7,763	$6,507
Shares tendered for redemption	$4,076	$2,336
Non-cash net liabilities (assets) assumed	$(40)	$198
Offering costs payable to the Advisor	$773	$863
Distribution and stockholder servicing fees payable to the Dealer Manager	$1,962	$4,297
Accrued capital additions	$1,082	$882
Accrued acquisition costs	$150	$348

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

12. SUBSEQUENT EVENTS

ABC Westland A3.2

In April 2021, the Company acquired ABC Westland A3.2 for a contract price of €7.2 million (approximately $8.8 million assuming a rate of $1.22 per Euro as of the acquisition date), excluding transaction costs and working capital reserves. ABC Westland A3.2 is an industrial logistics property located in The Hague, Netherlands. ABC Westland A3.2 is an addition to the Company’s existing ownership interest in ABC Westland, an industrial logistics property located in The Hague, Netherlands, previously acquired in May 2019. The seller is not affiliated with the Company or their affiliates.

900 Patrol Road PSA

    In April 2021, the Company entered into a purchase and sale agreement to acquire 900 Patrol Road. The contract purchase price is expected to be approximately $99.0 million, exclusive of transaction costs and closing prorations. The Company funded a $2.5 million earnest money deposit in April 2021. There is no guarantee that this acquisition will be consummated and the Company's deposit may not be refunded in such event. The Company expects the closing of this acquisition to occur during the second quarter of 2021, subject to a number of closing conditions. However, the Company can provide no assurance that this acquisition will close on the expected timeline or at all.

1015 Half Street PSA

In April 2021, the Company entered into a purchase and sale agreement to acquire 1015 Half Street. The contract purchase price is expected to be approximately $224.5 million, exclusive of transaction costs and closing prorations. The Company funded a $10.0 million earnest money deposit in April 2021. There is no guarantee that this acquisition will be consummated and the Company's deposit may not be refunded in such event. The Company expects the closing of this acquisition to occur during the second quarter of 2021, subject to a number of closing conditions. However, the Company can provide no assurance that this acquisition will close on the expected timeline or at all.

*****

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as amended. Such statements include statements concerning future financial performance and distributions, future debt and financing levels, acquisitions and investment objectives, payments to HGIT Advisors LP (the “Advisor”), and its affiliates and other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto as well as all other statements that are not historical statements. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the risk factors under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The Company

Hines Global Income Trust, Inc. (“Hines Global”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years. The Company has elected to be taxed as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

We raise capital for our investments through public offerings of our common stock. We intend to conduct a continuous public offering with unlimited duration. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014 and commenced our second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Second Offering”) in December 2017 immediately following the termination of the Initial Offering. As a result of the changing landscape in the non-traded REIT industry, the Second Offering reflects a restructuring (the “Restructuring”), which resulted in a reduction of many of the fees payable to our Advisor and Hines Securities, Inc., the dealer manager for our public offerings (the “Dealer Manager”). Consistent with our strategy of providing a continuous public offering, we filed a registration statement for a third public offering, and intend to commence our third public offering and terminate the Second Offering in the second quarter of 2021. As of May 13, 2021, we had received aggregate gross offering proceeds of $1.3 billion from the sale of 130.6 million shares through our public offerings, including shares issued pursuant to our distribution reinvestment plan.

Portfolio Highlights

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of March 31, 2021, we owned interests in twenty-three real estate investments consisting of 11.1 million square feet of leasable space that was 93% leased. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of March 31, 2021 (“Estimated Values”), which are consistent with the values used to determine our net asset value (“NAV”) per share on that date.

The following charts depict the location of our real estate investments as of March 31, 2021. Approximately 52% of our portfolio is located throughout the United States and approximately 48% is located internationally, based on the Estimated Values.

The following table provides additional information regarding each of our properties and is presented as of March 31, 2021 except as described in the footnotes below.

Property	Location	Date Acquired/ Net Purchase Price (in millions) (1)	Estimated Going-in Capitalization Rate (2)	Leasable Square Feet	Percent Leased
Domestic Office
Cottonwood Corporate Center	Salt Lake City, Utah	7/2016; $139.2	6.9%	486,322	93%

Domestic Residential/Living
Venue Museum District	Houston, Texas	9/2018; $72.9	3.9%	294,964	90%
The Alloy	College Park, Maryland	11/2019; $98.0	5.0%	230,902	93%
The Emerson	Centreville, Virginia	1/2020; $117.0	4.5%	328,341	92%
Total Domestic Residential/Living				854,207	91%

Domestic Retail
Rookwood	Cincinnati, Ohio	1/2017; $193.7	6.0%	600,973	81%
Promenade Shops at Briargate	Colorado Springs, Colorado	9/2019; $93.2	7.7%	236,539	83%
Total Domestic Retail				837,512	81%

Domestic Industrial
Advanced Manufacturing Portfolio	Santa Clara, California	8/2020; $107.0	6.1%	417,023	96%
6000 Schertz Parkway	Schertz, Texas	12/2020; $129.2	5.2%	1,262,294	100%
5301 Patrick Henry Drive	Santa Clara, California	02/2021; $68.0	5.4%	129,199	100%
Total Domestic Industrial				1,808,516	99%

International Industrial
Central Europe Industrial
Fresh Park Venlo	Venlo, Netherlands	10/2018; $136.3	6.7%	2,959,763	90%
Maintal Logistics	Frankfurt, Germany	12/2018; $43.8	5.7%	387,253	96%
ABC Westland	The Hague, Netherlands	5/2019; $142.8	6.2%	1,356,177	96%
Gdańsk PL II	Gdańsk, Poland	9/2019; $29.9	6.7%	346,996	100%
Łódź Urban Logistics	Łódź, Poland	9/2019; $25.2	6.6%	389,233	100%
Madrid Airport Complex	Madrid, Spain	6/2020; $33.2	12.7%	467,014	100%
Total Central Europe Industrial				5,906,436	94%

U.K. Industrial
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	11/2019; $19.9	5.7%	145,452	100%
DSG Bristol	Bristol, United Kingdom	11/2019; $47.0	5.0%	269,089	100%
Royal Mail	Edinburgh, United Kingdom	12/2019; $33.4	5.3%	212,028	100%
Wakefield Logistics	Wakefield, United Kingdom	7/2020; $25.6	5.5%	207,115	100%
Cross Point Business Park	Coventry, United Kingdom	12/2020; $22.8	4.7%	146,652	100%
Total U.K. Industrial				980,336	100%
Total International Industrial				6,886,772	95%

International Residential/Living
Montrose Student Residences	Dublin, Ireland	3/2017; $40.6	5.5%	53,835	17%	(3)
Queen’s Court Student Residences	Reading, United Kingdom	10/2017; $65.3	6.2%	79,115	63%	(4)
Glasgow West End	Glasgow, United Kingdom	9/2019; $89.5	5.5%	113,389	83%	(4)
Total International Residential/Living				246,339	62%

Total for All Investments				11,119,668	93%

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

(3)In August 2020, we proactively closed the residential accommodations at Montrose, our student housing property located in Ireland, in order to more efficiently perform renovations including the replacement of certain building safety equipment systems. In February 2021, we expanded the scope of the overall renovation beyond what was originally planned for the project. We currently estimate the total renovation cost to be approximately $21.5 million, and expect the renovation to be completed by May 2022. As a result of this closure, we expect a reduction of revenues in excess of property expenses of approximately $3.0 million to $4.0 million compared to prior years.

(4)Represents the average projected occupancy for these projects over the 2020/2021 academic year based on leases signed to date. Leases at student housing properties are signed in advance of an academic year and units in our student housing properties are considered occupied if we have a signed lease for the unit for the academic year and have not issued a refund for the unit even if the property is not physically occupied. Our international student housing properties have been significantly impacted by the Coronavirus pandemic as a result of school closures, which resulted in refunded rent during the year ended December 31, 2020 following the closing of nearby universities for the remainder of the 2019/2020 school year, as well as additional refunds granted from January through May 2021 in response to the closing of in-campus learning in early 2021 by local governments. If there are additional school closures related to the Coronavirus pandemic in the future, we could be required to issue additional refunds, which would result in our actual occupancy differing from the projections included in the table above.

NAV and Distributions

We began determining a net asset value (“NAV”) per share on a monthly basis in January 2018. Since that time, our NAV per share has increased from $9.78 in the beginning of 2018 to $10.24 as of February 29, 2020. As illustrated in the chart below, the NAV per share fell to a low of $9.71 as of April 30, 2020 before increasing to $10.10 as of March 31, 2021. As described elsewhere in this Quarterly Report on Form 10-Q, the Coronavirus pandemic has had, and is expected to continue to have, an adverse impact on global commercial activity and has contributed to significant volatility in financial markets. While it is difficult to ascertain the long term impact it will have on commercial real estate markets and our investments, it presents material uncertainty and risk with respect to the current and future performance and value of our investments. Investments in real properties and real estate-related securities have not been immune to the impact of the pandemic, which was the primary cause of the decline in our NAV during 2020. Set forth below is additional historical information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).
1.Please see our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2021 for additional information concerning the methodology used to determine, and the limitations of, the NAV per share as of March 31, 2021. Please see our Annual Reports on Form 10-K for the years ended December 31, 2020, 2019, 2018, and 2017 as well as our Current Reports on Form 8-K for additional information concerning the NAV per share determined as of prior dates.
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

We declare distributions monthly with the authorization of our board of directors. Set forth below is information regarding our historical gross annualized distribution rate, excluding any applicable distribution and stockholder servicing fees, since October 1, 2014 (the date our board first authorized distributions to be declared). As illustrated in the chart below, our gross annualized distribution rate has remained at $0.625 per share since January 2019. As described previously, the Coronavirus pandemic has had adverse effects on the operations of several of our real estate investments, which could affect our ability to maintain the current distribution rate.
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

The table below discloses the total returns for the classes of shares that are available for investment:

As of March 31, 2021
Shares Class (1)	1-Year	3-Year	ITD
Class I Shares (2)	9.33%	7.40%	7.76%
Class D Shares (2)	9.06%	7.13%	7.50%
Class S Shares (No Sales Load) (3)	8.25%	6.34%	6.70%
Class S Shares (With Sales Load) (4)	4.43%	5.07%	5.54%
Class T Shares (No Sales Load) (3)	8.25%	6.34%	6.70%
Class T Shares (With Sales Load) (4)	4.43%	5.07%	5.54%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment:

As of March 31, 2021
Shares Class (1)	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	9.33%	7.40%	8.82%	8.42%
Class AX Shares (With Sales Load)	N/A	N/A	6.62%	6.53%
Class TX Shares (No Sales Load)	8.25%	6.34%	7.77%	7.76%
Class TX Shares (With Sales Load)	N/A	N/A	6.79%	6.66%
Class IX Shares (No Sales Load)	9.06%	7.13%	N/A	7.39%
Class IX Shares (With Sales Load)	N/A	N/A	N/A	7.16%
(1)The inception date for Class AX Shares, Class TX Shares, and Class IX Shares are October 1, 2014, September 1, 2015, and May 1, 2017, respectively.

Critical Accounting Policies

Each of our critical accounting policies involve the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates.  In addition, application of these accounting policies involves the exercise of judgment regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. For a discussion of significant accounting policies, see Note 2—Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements. Also, a disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to our policies during 2021.

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

As of March 31, 2021 our portfolio was approximately 43% leveraged, based on the Estimated Values of our real estate investments owned as of that date, with a weighted average interest rate of 2.07%. We generally expect our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions and redemptions.

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

Despite these adverse effects, our liquidity position was bolstered by the sale of three properties during 2020, as well as improvement in proceeds raised in our public offering during the second half of 2020. As a result, we acquired five investment properties during the second half of 2020 and one investment property during the first quarter of 2021 using cash on hand along with debt capital. We expect proceeds from our public offerings, available capacity on our credit facilities and mortgage financing to provide sufficient capital to fund near-term cash needs, including the acquisitions of additional real estate investments during 2021. See Note 2—Summary of Significant Accounting Policies for additional information.

The following discussions provide additional details regarding our cash flows.

Cash Flows from Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which are used to pay leasing costs, property-level operating expenses, and interest payments. Additionally, we incur corporate level expenses such as general and administrative expenses, asset management fees, and the performance participation allocation.

Cash flows from operating activities for the three months ended March 31, 2021 increased by $7.6 million as compared to the same period in the prior year. We generally expect cash flows from operating activities to increase each year as we continue to acquire additional properties. However, some of these increases in the current year were offset by the effect of three dispositions of investment properties completed during 2020. Additionally, cash flows from operating activities were higher in the current year since no performance participation allocation was paid to our Advisor during 2021. We paid a performance participation allocation to our Advisor of $7.7 million in 2020 earned by our Advisor during 2019.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2021 and from investing activities for the three months ended 2020 were primarily due to the following:

Three months ended March 31, 2021
•Payment of $68.7 million, primarily related to the acquisition of 5301 Patrick Henry Drive during the three months ended March 31, 2021.
•Capital expenditures of approximately $3.6 million at our real estate properties.
•Payments of $17.3 million to purchase real estate-related securities, including $5.0 million of additional offering proceeds invested into our real estate-related securities portfolio. We also received proceeds of $12.2 million from the sales of these securities.

Three months ended March 31, 2020
•Payment of $133.9 million, primarily related to the acquisitions of two real estate investments during the three months ended March 31, 2020.
•Capital expenditures of approximately $1.2 million at our real estate properties.
•We received proceeds of $148.5 million from the sale of the Domain Apartments in January 2020 and Goodyear Crossing II in February 2020. We sold the Domain Apartments for a contract sales price of $80.1 million and we acquired the Domain Apartments in January 2016 for a net purchase price of $58.1 million. We sold Goodyear Crossing II for a contract sales price of $72.0 million and we acquired Goodyear Crossing II in August 2016 for a net purchase price of $56.2 million. Proceeds from these sales were used to pay off the secured debt outstanding on the two real estate investments in full as well as to fund the acquisitions of real estate investments made during the three months ended March 31, 2020.
•Payments of $15.2 million to purchase real estate-related securities. We also received proceeds of $10.0 million from the sales of real estate-related securities.

Cash Flows from Financing Activities

Public Offerings

We raised gross proceeds of $97.7 million and $105.7 million from our Second Offering during the three months ended March 31, 2021 and 2020, respectively, excluding proceeds from the distribution reinvestment plan. In addition, during the three months ended March 31, 2021 and 2020, we redeemed $13.5 million and $4.7 million in shares of our common stock pursuant to our share redemption program, respectively.

In addition to the investing activities described previously, we use proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the three months ended March 31, 2021 and 2020, we made payments of $2.2 million and $3.3 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our public offerings. The change in these fees is generally attributable to the amount of offering proceeds raised, but is also impacted by variations in the amount of each share class sold during the year. During the three months ended March 31, 2021 and 2020, we reimbursed our Advisor $1.7 million and $1.7 million, respectively, for organization and offering costs.

Distributions

With the authorization of our board of directors, we declared distributions monthly from January 2020 through May 2021 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders during the three months ended March 31, 2021 and 2020 were $15.1 million and $11.9 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the three months ended March 31, 2021 and March 31, 2020, we funded 67% and 100% of total distributions with cash flows from other sources such as cash flows from investing activities, respectively, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds.

The following table outlines our total distributions declared to stockholders for each quarter during 2021 and 2020, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	Stockholders			Distributions Paid With Cash Flows From Operating Activities (1)
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2021
March 31, 2021	$7,615	$7,978	$15,593	$5,215	33%
Total	$7,615	$7,978	$15,593	$5,215	33%
2020
December 31, 2020	$6,981	$7,531	$14,513	$8,056	55%
September 30, 2020	6,486	7,309	13,795	13,721	99%
June 30, 2020	6,262	7,190	13,452	—	—%
March 31, 2020	5,669	6,732	12,401	—	—%
Total	$25,398	$28,762	$54,161	$21,777	40%
(1)Includes distributions paid to noncontrolling interests.

Debt Financings

As mentioned above under “—Financial Condition, Liquidity and Capital Resources,” our portfolio was approximately 43% leveraged as of March 31, 2021 (based on the most recent valuations of our real estate investments). Our total loan principal outstanding had a weighted average interest rate of 2.07% as of March 31, 2021. Below is additional information regarding our loan activity for the three months ended March 31, 2021 and 2020. See Note 4—Debt Financing for additional information regarding our outstanding debt and our interest rate exposure.

Three months ended March 31, 2021
•We received proceeds from notes payable of $30.0 million, which represents $30.0 million in draws on our revolving credit facility with JPMorgan (the “Revolving Credit Facility”). Use of these proceeds was primarily to provide cash for the acquisition of 5301 Patrick Henry Drive during the three months ended March 31, 2021.
•We made payments on notes payable of $21.2 million, which included $20.0 million in payments on our Revolving Credit Facility as well as principal payments of $1.2 million relating to our permanent mortgage financing. Our Revolving Credit Facility had an outstanding balance of $250.0 million as of March 31, 2021.

Three months ended March 31, 2020
•We received proceeds from notes payable of $59.0 million, all of which were draws on our Revolving Credit Facility. These proceeds were used primarily to provide cash for the acquisition of real estate investments during the three months ended March 31, 2020.
•We made payments on notes payable of $64.5 million, all of which related to outstanding balances of our secured debt relating to the Domain Apartments, which was sold in January 2020, and Goodyear Crossing II, which was sold in February 2020, using the proceeds from the sales of the properties. Our Revolving Credit Facility had an outstanding balance of $163.0 million as of March 31, 2020.
•We made no draws under the Company’s credit facility with Hines (the “Hines Credit Facility”) during the three months ended March 31, 2020, and made payments of $64.0 million on this facility. We had an outstanding balance of $11.0 million under the Hines Credit Facility as of March 31, 2020.

Results of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

The table below includes information regarding changes in our results of operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in 2021 compared to 2020 as a result of additional capital raised and invested in real estate, as offset by recent property dispositions. Additionally, our results of operations for the three months ended March 31, 2021 were impacted by lingering adverse effects of the Coronavirus pandemic, although conditions are improving and the impact of the Coronavirus pandemic on our results of operations for the three months ended March 31, 2021 is less significant than it was for the year ended December 31, 2020. These effects were primarily due to rent concessions at our retail properties and rent refunds at our international student housing properties. Our other segments were not materially affected. To the extent the Coronavirus pandemic causes additional adverse conditions at our properties, our results in future periods could also be affected. All amounts are in thousands, except for percentages:

	Three Months Ended March 31,		Change
	2021	2020	$	%
Revenues:
Rental revenue	$37,476	$33,119	$4,357	13%
Other revenue	814	726	88	12%
Total revenues	38,290	33,845	4,445	13%
Expenses:
Property operating expenses	9,374	8,074	1,300	16%
Real property taxes	4,402	3,482	920	26%
Property management fees	1,484	1,357	127	9%
Depreciation and amortization	20,027	16,229	3,798	23%
Acquisition related expenses	—	17	(17)	(100)%
Asset management fees	3,461	2,791	670	24%
Performance participation allocation	2,234	—	2,234	N/A*
General and administrative expenses	1,364	1,038	326	31%
Total expenses	42,346	32,988	9,358	28%
Other income (expenses):
Gain (loss) on derivative instruments	(91)	6,956	(7,047)	N/A*
Gain (loss) on investments in real estate-related securities	3,339	(7,737)	11,076	N/A*
Gain on sale of real estate	38	49,644	(49,606)	(100)%
Foreign currency gains (losses)	(1,030)	(2,519)	1,489	(59)%
Interest expense	(5,379)	(5,932)	553	(9)%
Interest and other income	507	551	(44)	(8)%
Income (loss) before benefit (provision) for income taxes	(6,672)	41,820	(48,492)	N/A*
Benefit (provision) for income taxes	954	(68)	1,022	N/A*
Net income (loss)	$(5,718)	$41,752	$(47,470)	N/A*
* Not a meaningful percentage

Total revenues: The increase in total revenues is primarily due to the additional real estate investments acquired between March 31, 2020 and March 31, 2021, offset by dispositions during the same period. We acquired six and disposed of one real estate investment since March 31, 2020 and had a portfolio of twenty-three real estate investments as of March 31, 2021 that contained 11.1 million leasable square feet, of which 93% was leased. Despite this increase, total revenues of our same-store properties decreased $0.9 million between the three months ended March 31, 2021 and March 31, 2020. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.

Property operating expenses: The increase in property operating expenses is primarily due to our significant net acquisition activity since March 31, 2020, as described above. Property operating expenses of our same-store properties increased $1.0 million between the three months ended March 31, 2021 and March 31, 2020. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Real property taxes: The increase in real property taxes is primarily due to our significant net acquisition activity since March 31, 2020, as described above. Real property taxes of our same-store properties increased $61,000 between the three months ended March 31, 2021 and March 31, 2020. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Property management fees: The increase in property management fees is primarily due to our significant net acquisition activity since March 31, 2020, as described above. Property management fees increased $42,000 between the three months ended March 31, 2021 and March 31, 2020. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to the additional real estate investments acquired since March 31, 2020, offset by recent dispositions of real estate investments during the year ended December 31, 2020, as previously described.
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV. The increase in these fees is primarily due to the additional real estate investments made since March 31, 2020, offset by dispositions during the same period, as previously described.
Performance participation allocation: The increase in performance participation allocation is due to it having been earned by our Advisor as a result of the 5% investor return hurdle having been met for the three months ended March 31, 2021. The performance participation allocation had not been earned by our Advisor for the year ended December 31, 2020 because the 5% investor return hurdle had not been met due to a decline in our NAV per share during 2020. Please see Item 2—Management’s Discussion and Analysis—NAV and Distributions for additional information concerning the change in NAV per share.
General and administrative expenses: General and administrative expenses increased primarily due to increased legal costs and shareholder costs. We generally expect our general and administrative expenses to continue to increase as we continue raising capital from our public offerings.
Gain (loss) on derivative instruments: We enter into interest rate hedging instruments in order to limit our exposure against the variability of future interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. During the three months ended March 31, 2021, such losses were primarily related to the position of our foreign currency forward contracts.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities which consist of common equities, preferred equities and debt investments of publicly traded REITs.  These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. We incurred realized and unrealized losses during 2020 resulting from market lows related to the Coronavirus pandemic. For the first quarter of 2021, performance has been significantly better, and we have experienced realized and unrealized gains for the three months ended March 31, 2021. For further detail on the gains and losses relating to our investments in real estate-related securities, see Note 2—Significant Accounting Policies in the notes to the accompanying financial statements.
Gain on sale of real estate: We acquired the Domain Apartments in January 2016 for a contract purchase price of $58.1 million and we sold the Domain Apartments for a contract sales price of $80.1 million on January 7, 2020, resulting in the recognition of a gain of $29.5 million related to this sale. Additionally, we acquired Goodyear Crossing II in August 2016 for a contract purchase price of $56.2 million and we sold Goodyear Crossing II for a contract sales price of $72.0 million on February 14, 2020, resulting in a recognition of a gain of $20.2 million related to this sale. We had no property dispositions during the three months ended March 31, 2021.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the three months ended March 31, 2021, these losses were primarily related to the effect of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense decreased due to the effects of the properties sold during 2020, offset by the net increase in our principal amount of indebtedness outstanding during the period resulting from additional real estate investments acquired since March 31, 2020.
Interest and other income: Primarily relates to interest and dividend income associated with our investments in real estate-related securities.

Benefit (provision) for income taxes: The change from a $68,000 provision to a benefit of $954,000 is primarily due to additional depreciation at one of our properties.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the three months ended March 31, 2021 includes sixteen properties. The tables below include additional information regarding the operating results of our same-store properties for the current period as compared to the same period in the prior year.

The following table presents the same-store revenues for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, by reportable segment. Total revenues increased by 13% primarily as a result of six additional property acquisitions made between March 31, 2020 and March 31, 2021 as offset by the dispositions of three properties during 2020. However, revenues of our same-store properties decreased by 3%, primarily due to adverse effects of the Coronavirus pandemic on our retail properties and international student housing properties. To the extent the Coronavirus pandemic causes additional adverse conditions at our properties, our results in future periods could also be affected. See below for additional explanations of notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Three Months Ended March 31,		Change
	2021	2020	$		%
Revenues
Same-store properties
Domestic office investments	$3,889	$3,936	$(47)		(1)%
Domestic residential/living investments	3,264	3,259	5		—%
Domestic retail investments	6,640	7,372	(732)	(1)	(10)%
International industrial investments	12,171	11,035	1,136	(2)	10%
International residential/living investments	2,806	4,049	(1,243)	(3)	(31)%
Total same-store properties	$28,770	$29,651	$(881)		(3)%
Recent acquisitions	9,520	1,062	8,458		N/A*
Disposed properties	—	3,132	(3,132)		(100)%
Total revenues	$38,290	$33,845	$4,445		13%
* Not a meaningful percentage

(1)The decrease is primarily due to rent concessions negotiated with our tenants due to the impact of the Coronavirus pandemic, which resulted in reduced rent due to the conversion of fixed rental payments to rental payments based on a percentage of the tenant’s revenues.
(2)The increase is primarily due to the impact of the strengthening of the euro, British pound and Polish zloty against the U.S. dollar, during the three months ended March 31, 2021 compared with the same period in 2020.
(3)The decrease is primarily due to the closing of one of our student housing properties in August 2020 for renovation and replacement of certain building safety equipment systems, as well as rent refunds granted to our student housing tenants resulting from school closures in response to the Coronavirus pandemic.

The following table presents the property expenses of each reportable segment for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. Generally, property expenses increased by 18% primarily as a result of six additional property acquisitions made between March 31, 2020 and March 31, 2021 as offset by the dispositions of three properties during 2020. Property expenses of our same-store properties also increased by 9%. See below for additional explanations of notable changes in same-store property expenses. All amounts are in thousands, except for percentages.

	Three Months Ended March 31,		Change
	2021	2020	$		%
Property expenses(1)
Same-store properties
Domestic office investments	$1,412	$1,366	$46		3%
Domestic residential/living investments	1,621	1,591	30		2%
Domestic retail investments	3,165	2,991	174		6%
International industrial investments	5,280	4,367	913	(2)	21%
International residential/living investments	1,290	1,362	(72)		(5)%
Total same-store properties	$12,768	$11,677	$1,091		9%
Recent acquisitions	2,492	435	2,057		N/A*
Disposed properties	—	801	(801)		(100)%
Total property expenses	$15,260	$12,913	$2,347		18%
* Not a meaningful percentage

(1)Property expenses include property operating expenses, real property taxes and property management fees.
(2)The increase is primarily due to the impact of the strengthening of the euro, British pound and Polish zloty against the U.S. dollar, during the three months ended March 31, 2021 compared with the same period in 2020. Additionally, the increase includes certain unanticipated repair and maintenance costs at certain of our properties.

The following table presents revenues in excess of property expenses for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020, by reportable segment. Total revenues in excess of property expenses increased 10% primarily as a result of our significant recent acquisition activity, as offset by our recent dispositions. However, total revenues in excess of property expenses of our same-store properties decreased by 11%, primarily due to adverse effects of the Coronavirus pandemic on our retail properties and international student housing properties which more adversely affected our results of operations during the year ended December 31, 2020, as described previously. To the extent the Coronavirus pandemic causes additional adverse conditions at our properties, our results in future periods could also be affected. All amounts below are in thousands, except for percentages.

	Three Months Ended March 31,		Change
	2021	2020	$		%
Revenues in excess of property expenses(1)
Same-store properties
Domestic office investments	$2,477	$2,570	$(93)		(4)%
Domestic residential/living investments	1,643	1,668	(25)		(1)%
Domestic retail investments	3,475	4,381	(906)	(2)	(21)%
International industrial investments	6,891	6,668	223	(2)	3%
International residential/living investments	1,516	2,687	(1,171)	(2)	(44)%
Total same-store properties	$16,002	$17,974	$(1,972)		(11)%
Recent acquisitions	7,028	627	6,401		N/A*
Disposed properties	—	2,331	(2,331)		(100)%
Total revenues in excess of property expenses	$23,030	$20,932	$2,098		10%
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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the three months ended March 31, 2021 and 2020 and the period from inception through March 31, 2021 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended March 31,		Period from July 31, 2013 (date of inception) through March 31, 2021
	2021	2020
Net income (loss)	$(5,718)	$41,752	$39,915
Depreciation and amortization (1)	20,027	16,229	216,706
Gain on sale of real estate	(38)	(49,644)	(144,623)
Taxes related to sale of real estate	—	—	7,773
(Gain) loss on securities (2)	(3,339)	7,737	(4,802)
Adjustments for noncontrolling interests (3)	—	—	117
Funds From Operations attributable to common stockholders	$10,932	$16,074	$115,086
Basic and diluted income (loss) per common share	$(0.05)	$0.47	$1.06
Funds From Operations attributable to common stockholders per common share	$0.10	$0.18	$3.05
Weighted average shares outstanding	109,583	88,256	37,770

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•For the three months ended March 31, 2021 and 2020, our Dealer Manager earned distribution and stockholder servicing fees of $1.5 million and $1.4 million, respectively, which are paid by Hines Global. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through March 31, 2021 were $15.0 million.
•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. We do not consider the performance participation allocation in evaluating our operating performance. For the three months ended March 31, 2021, we incurred $2.2 million in performance participation allocation fees. For the three months ended March 31, 2020, we did not incur any performance participation allocation fees. Total performance participation allocation fees incurred were $16.2 million from inception through March 31, 2021. Refer to Note 7—Related Party Transactions for more information on the performance participation allocation.
•For the three months ended March 31, 2021 and 2020, we recorded adjustments primarily related to amortization of out-of-market lease intangibles and lease incentives and straight-line rent adjustments, which resulted in a net decrease to rental revenue of $0.2 million and a net increase to rental revenue $1.0 million, respectively. Total of such adjustments from inception through March 31, 2021 amounted to a net increase to rental revenue of $15.7 million. Included in these adjustments is the amortization of deferred financing costs, which amounted to $0.7 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.
•We recorded adjustments related to derivative instruments and foreign currencies, which reduced net income by approximately $1.0 million and increased net income by approximately $2.8 million for the three months ended March 31, 2021 and 2020 respectively. The total of such adjustments from inception through March 31, 2021 increased net income by $1.8 million.
As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees to fund distributions to our stockholders. For example, we funded 67% and 100% of total distributions for the three months ended March 31, 2021 and 2020, respectively, with cash flows from other sources, such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through March 31, 2021, we declared $160.8 million of distributions to our stockholders, compared to our total aggregate FFO of $115.1 million and our total aggregate net income of $39.9 million for that period. For the three months ended March 31, 2021, we declared $15.6 million of distributions to our stockholders compared to our total aggregate FFO of $10.9 million. For the three months ended March 31, 2020, we declared $12.4 million of distributions to our stockholders compared to our total aggregate FFO of $16.1 million.

Related Party Transactions and Agreements

We have entered into agreements with our Advisor, our Dealer Manager and Hines and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. Relating to organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee, distribution and stockholder servicing fees, and payments to our Advisor for reimbursement of organization and offering costs. Relating to acquisition and operational stages, these include payments for certain services related to the management and performance of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 7—Related Party Transactions in Item 1 of this Quarterly Report on Form 10-Q, as well as Note 8—Related Party Transactions in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information concerning our related party transactions and agreements.

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

    ABC Westland A3.2

In April 2021, we acquired ABC Westland A3.2 for a contract price of €7.2 million (approximately $8.8 million assuming a rate of $1.22 per Euro as of the acquisition date), excluding transaction costs and working capital reserves. ABC Westland A3.2 is an industrial logistics property located in The Hague, Netherlands. ABC Westland A3.2 is an addition to our existing ownership interest in ABC Westland, an industrial logistics property located in The Hague, Netherlands, previously acquired in May 2019. The seller is not affiliated with us or our affiliates.

900 Patrol Road PSA

    In April 2021, we entered into a purchase and sale agreement to acquire 900 Patrol Road. The contract purchase price is expected to be approximately $99.0 million, exclusive of transaction costs and closing prorations. We funded a $2.5 million earnest money deposit in April 2021. There is no guarantee that this acquisition will be consummated and our deposit may not be refunded in such event. We expect the closing of this acquisition to occur during the second quarter of 2021, subject to a number of closing conditions. However, we can provide no assurance that this acquisition will close on the expected timeline or at all.

1015 Half Street PSA

In April 2021, we entered into a purchase and sale agreement to acquire 1015 Half Street. The contract purchase price is expected to be approximately $224.5 million, exclusive of transaction costs and closing prorations. We funded a $10.0 million earnest money deposit in April 2021. There is no guarantee that this acquisition will be consummated and our deposit may not be refunded in such event. We expect the closing of this acquisition to occur during the second quarter of 2021, subject to a number of closing conditions. However, we can provide no assurance that this acquisition will close on the expected timeline or at all.

*****

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of March 31, 2021, we were exposed to the market risks described below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of March 31, 2021, we had $678 million of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $6.8 million in interest expense. Additionally, we entered into interest rate swap and cap agreements to limit our exposure to rising interest rates related to our mortgage loans secured by our investment properties. See Note 4—Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of March 31, 2021	Reduction in Net Income (Loss) for the Three Months Ended March 31, 2021
EUR	$14,464	$6,402
GBP	$6,097	$111

(1) Our real estate assets in Poland were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty exposure upon disposition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of the employees of Hines and its affiliates working remotely due to the Coronavirus pandemic. We are continually monitoring and assessing the impact of the Coronavirus pandemic on our internal controls to minimize its impact on the design and operating effectiveness of our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of May 13, 2021, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

As of March 31, 2021, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 26, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021, we did not sell or issue any equity securities that were not registered under the Securities Act.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
January 1, 2021 to January 31, 2021	595,724	$9.82	595,724	1,563,098
February 1, 2021 to February 28, 2021	270,736	$10.12	270,736	1,905,876
March 1, 2021 to March 31, 2021	487,988	$10.10	487,988	2,200,302
Total	1,354,448		1,354,448

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

HINES GLOBAL INCOME TRUST, INC.

May 13, 2021	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer and
Chairman of the Board of Directors

May 13, 2021	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer