Form 10-Q
period 2021-09-30
HINES GLOBAL INCOME TRUST, INC.
filed 2021-11-12
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 1, 2021, approximately 28.3 million shares of the registrant’s Class AX common stock, 8.7 million shares of the registrant’s Class TX common stock, 0.1 million shares of the registrant’s Class IX common stock, 52.6 million shares of the registrant’s Class T common stock, 1.0 million shares of the registrant’s Class S common stock, 18.0 million shares of the registrant’s Class D common stock and 38.9 million shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2021	December 31, 2020
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$1,854,680	$1,558,060
Investments in real estate-related securities	65,797	51,137
Cash and cash equivalents	64,752	55,998
Restricted cash	24,304	21,565
Derivative instruments	174	286
Tenant and other receivables, net	19,580	16,644
Intangible lease assets, net	205,333	121,830
Right-of-use asset, net	4,067	4,367
Deferred leasing costs, net	35,546	17,471
Deferred financing costs, net	2,078	1,372
Other assets	17,104	14,687
Total assets	$2,293,415	$1,863,417
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$56,302	$35,549
Due to affiliates	49,665	39,295
Intangible lease liabilities, net	37,361	21,393
Operating lease liability	1,503	1,598
Other liabilities	23,326	17,637
Derivative instruments	31	22
Distributions payable	6,597	4,909
Notes payable, net	1,024,366	880,796
Total liabilities	1,199,151	1,001,199

Commitments and contingencies (Note 11)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2021 and December 31, 2020	—	—
Common shares, $0.001 par value per share (Note 6)	137	104
Additional paid-in capital	1,263,633	938,736
Accumulated distributions in excess of earnings	(179,804)	(99,451)
Accumulated other comprehensive income (loss)	10,298	22,829
Total stockholders’ equity	1,094,264	862,218
Noncontrolling interests	—	—
Total equity	1,094,264	862,218
Total liabilities and equity	$2,293,415	$1,863,417
See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$45,790	$29,199	$123,690	$89,319
Other revenue	822	620	2,605	2,159
Total revenues	46,612	29,819	126,295	91,478
Expenses:
Property operating expenses	11,338	8,566	30,951	23,779
Real property taxes	5,229	3,691	14,409	10,662
Property management fees	1,551	1,185	4,461	3,734
Depreciation and amortization	21,460	15,190	66,403	45,876
Acquisition related expenses	62	78	77	369
Asset management fees	4,252	2,974	11,558	8,512
Performance participation allocation	4,212	—	11,695	—
General and administrative expenses	1,088	1,046	3,897	3,370
Total expenses	49,192	32,730	143,451	96,302
Other income (expenses):
Gain (loss) on derivative instruments	335	(867)	59	7,602
Gain (loss) on investments in real estate-related securities	125	866	9,214	(3,736)
Gain on sale of real estate	—	39	1,432	130,140
Foreign currency gains (losses)	(1,312)	283	(945)	(862)
Interest expense	(6,844)	(5,455)	(18,592)	(15,850)
Interest and other income	581	440	1,564	1,152
Income (loss) before benefit (provision) for income taxes	(9,695)	(7,605)	(24,424)	113,622
Benefit (provision) for income taxes	(135)	594	(2,818)	2,432
Provision for income taxes related to sale of real estate	(1,132)	—	(1,132)	(7,773)
Net income (loss)	(10,962)	(7,011)	(28,374)	108,281
Net (income) loss attributable to noncontrolling interests	(3)	(3)	(10)	(10)
Net income (loss) attributable to common stockholders	$(10,965)	$(7,014)	$(28,384)	$108,271
Basic and diluted income (loss) per common share	$(0.08)	$(0.07)	$(0.23)	$1.15
Weighted average number of common shares outstanding	132,341	97,520	120,960	93,769

Comprehensive income (loss):
Net income (loss)	$(10,962)	$(7,011)	$(28,374)	$108,281
Other comprehensive income (loss):
Foreign currency translation adjustment	(8,933)	14,072	(12,531)	3,942
Comprehensive income (loss)	$(19,895)	$7,061	$(40,905)	$112,223
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(3)	(10)	(10)
Comprehensive income (loss) attributable to common stockholders	$(19,898)	$7,058	$(40,915)	$112,213

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2021	103,781	$104	$938,736	$(99,451)	$22,829	$862,218	$—
Issuance of common shares	10,424	10	105,427	—	—	105,437	—
Distributions declared	—	—	—	(15,593)	—	(15,593)	(3)
Redemption of common shares	(1,354)	(1)	(11,741)	—	—	(11,742)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(2,717)	—	—	(2,717)	—
Offering costs	—	—	(723)	—	—	(723)	—
Net income (loss)	—	—	—	(5,721)	—	(5,721)	3
Foreign currency translation adjustment	—	—	—	—	(7,678)	(7,678)	—
Balance as of March 31, 2021	112,851	$113	$1,028,982	$(120,765)	$15,151	$923,481	$—
Issuance of common shares	13,297	13	135,778	—	—	135,791	—
Distributions declared	—	—	—	(17,293)	—	(17,293)	(4)
Redemption of common shares	(1,296)	(1)	(10,871)	—	—	(10,872)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(5,238)	—	—	(5,238)	—
Offering costs	—	—	(686)	—	—	(686)	—
Net income (loss)	—	—	—	(11,698)	—	(11,698)	4
Foreign currency translation adjustment	—	—	—	—	4,080	4,080	—
Balance as of June 30, 2021	124,852	$125	$1,147,965	$(149,756)	$19,231	$1,017,565	$—
Issuance of common shares	12,810	13	132,428	—	—	132,441	—
Distributions declared	—	—	—	(19,083)	—	(19,083)	(3)
Redemption of common shares	(661)	(1)	(8,836)	—	—	(8,837)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(5,384)	—	—	(5,384)	—
Offering costs	—	—	(2,540)	—	—	(2,540)	—
Net income (loss)	—	—	—	(10,965)	—	(10,965)	3
Foreign currency translation adjustment	—	—	—	—	(8,933)	(8,933)	—
Balance as of September 30, 2021	137,001	$137	$1,263,633	$(179,804)	$10,298	$1,094,264	$—

See notes to the condensed consolidated financial statements.

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2020	81,847	$83	$735,545	$(146,830)	$2,723	$591,521	$—
Issuance of common shares	10,735	12	112,179	—	—	112,191	—
Distributions declared	—	—	—	(12,401)	—	(12,401)	(3)
Redemption of common shares	(464)	—	(5,395)	—	—	(5,395)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(6,240)	—	—	(6,240)	—
Offering costs	—	—	(863)	—	—	(863)	—
Net income (loss)	—	—	—	41,749	—	41,749	3
Foreign currency translation adjustment	—	—	—	—	(15,613)	(15,613)	—
Balance as of March 31, 2020	92,118	$95	$835,226	$(117,482)	$(12,890)	$704,949	$—
Issuance of common shares	4,822	3	49,404	—	—	49,407	—
Distributions declared	—	—	—	(13,452)	—	(13,452)	(4)
Redemption of common shares	(1,037)	(1)	(11,399)	—	—	(11,400)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(4,009)	—	—	(4,009)	—
Offering costs	—	—	(987)	—	—	(987)	—
Net income (loss)	—	—	—	73,536	—	73,536	4
Foreign currency translation adjustment	—	—	—	—	2,323	2,323	—
Foreign currency translation adjustment reclassified into earnings			—	—	3,160	3,160	—
Balance as of June 30, 2020	95,903	$97	$868,235	$(57,398)	$(7,407)	$803,527	$—
Issuance of common shares	3,827	3	37,684	—	—	37,687	—
Distributions declared	—	—	—	(13,795)	—	(13,795)	(3)
Redemption of common shares	(837)	(1)	(7,246)	—	—	(7,247)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(1,032)	—	—	(1,032)	—
Offering costs	—	—	(955)	—	—	(955)	—
Net income (loss)	—	—	—	(7,014)	—	(7,014)	3
Foreign currency translation adjustment	—	—	—	—	14,072	14,072	—
Balance as of September 30, 2020	98,893	$99	$896,686	$(78,207)	$6,665	$825,243	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,374)	$108,281
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	68,333	47,570
Gain on sale of real estate	(1,432)	(130,140)
Foreign currency (gains) losses	945	862
(Gain) loss on derivative instruments	(59)	(7,602)
(Gain) loss on investments in real estate-related securities	(9,214)	3,736
Changes in assets and liabilities:
Change in other assets	(2,786)	(5,710)
Change in tenant and other receivables	(3,060)	(3,551)
Change in deferred leasing costs	(21,155)	(3,589)
Change in accounts payable and accrued expenses	15,966	2,549
Change in other liabilities	4,718	(1,824)
Change in due to affiliates	6,665	(8,732)
Net cash from (used in) operating activities	30,547	1,850
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(437,104)	(297,473)
Capital expenditures at operating properties	(10,983)	(6,988)
Proceeds from sale of real estate	—	340,495
Purchases of real estate-related securities	(42,961)	(34,174)
Proceeds from settlement of real estate-related securities	37,515	27,250
Net cash from (used in) investing activities	(453,533)	29,110
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	347,643	178,433
Redemption of common shares	(33,377)	(23,130)
Payment of offering costs	(5,132)	(4,330)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(7,888)	(7,343)
Distributions paid to stockholders and noncontrolling interests	(24,334)	(17,958)
Proceeds from notes payable	484,599	216,545
Payments on notes payable	(322,730)	(263,202)
Payments on related party note payable	—	(75,000)
Change in security deposit liability	596	813
Deferred financing costs paid	(2,573)	(679)
Payments related to interest rate contracts	(12)	(74)
Net cash from (used in) financing activities	436,792	4,075
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(2,313)	1,060
Net change in cash, restricted cash and cash equivalents	11,493	36,095
Cash, restricted cash and cash equivalents, beginning of period	77,563	56,438
Cash, restricted cash and cash equivalents, end of period	$89,056	$92,533

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST INC, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2021 and 2020

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of September 30, 2021 and December 31, 2020, and the results of operations for the three and nine months ended September 30, 2021 and 2020, the changes in stockholders’ equity for each of the quarterly periods in the nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020.

Hines Global Income Trust, Inc. (the “Company”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years. The Company is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through HGIT Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of September 30, 2021 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

As of September 30, 2021, the Company owned direct real estate investments in 26 properties totaling 12.8 million square feet that were 96% leased. The Company raises capital for its investments through continuous public offerings of its common stock. The Company launched its third public offering of up to $2.5 billion in shares of its common stock (the “Third Offering”) on June 2, 2021 through which it is offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under its distribution reinvestment plan. The Company terminated its second public offering immediately prior to the commencement of the Third Offering. As of November 12, 2021, the Company had received gross offering proceeds of approximately $1.6 billion from the sale of 159.8 million shares through its public offerings, including shares issued pursuant to its distribution reinvestment plan.

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

The ongoing global outbreak of the Coronavirus pandemic continues to adversely impact global commercial activity. It has disrupted global travel and supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Although the outlook is improving in certain areas of the world, including the United States, the United Kingdom and Europe, considerable uncertainty still surrounds the Coronavirus and its potential effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses and other efforts to curb the spread of the Coronavirus significantly disrupted business activity globally, including in the markets where the Company invests, and has had an adverse impact on the performance of certain of the Company’s investments. Many of the Company’s tenants have been subject to various quarantine restrictions. These restrictions particularly adversely impacted many of the Company’s retail tenants (other than grocery tenants), as government instructions regarding social distancing, capacity limitations and mandated closures have reduced and, in some cases, eliminated customer foot traffic, causing many of the Company’s retail tenants to temporarily close their brick and mortar stores for a portion of 2020. Although businesses in most markets where the Company invests have been permitted to fully or partially re-open, certain areas have experienced a return to restrictions such as mask mandates subsequent to re-opening and no assurance can be given as to when such restrictions will be lifted or that additional closures will not occur. While vaccines have been widely administered, vaccination rates in the U.S. and markets outside the U.S. where the Company invests lag behind the levels desired by public health officials and it is unclear when businesses around the world will return to pre-pandemic activity levels. As of September 30, 2021, the Company owned two retail properties in the U.S., which comprised 16% of the Company’s total revenue for the nine months ended September 30, 2021. The Company agreed to grant $3.8 million of rent relief to its retail tenants during the year ended December 31, 2020, as a result of their lost revenues resulting from the Coronavirus pandemic at these properties. Such rent relief consisted of rental payments that were forgiven or reduced due to the conversion of fixed rental payments to rental payments based on a percentage of the tenant’s revenues as well as rent payments that were deferred to future periods. The Company has not granted significant additional rent relief during the nine months ended September 30, 2021. While rent collections were adversely affected in the early months of the pandemic, consumer traffic and rent collections at these properties has recovered to pre-pandemic levels. However, if infection rates begin to significantly increase and there are additional government mandated shutdowns it could reduce consumer traffic at the Company’s retail properties and negatively impact future rent collections.

Additionally, the Company refunded $2.2 million in rent to students across its international student housing portfolio during the year ended December 31, 2020 and $0.7 million for the period from January 2021 through May 2021 as a result of temporary university closures. In-campus learning resumed at the start of the 2021/2022 school year, but it is difficult to predict whether additional closures may occur. The Company’s other property types have not been materially impacted by the Coronavirus pandemic to date.

Correction of Immaterial Error

During the quarter ended June 30, 2021, the Company identified an immaterial error in the calculation of deferred tax assets and related valuation allowance at one of its properties. As a result of this error, “Other Assets” included in the Company’s Consolidated Balance Sheet as of December 31, 2020 was overstated by $2.9 million and the “Benefit (provision) for income taxes” and “Net Income” included in the Consolidated Statements of Operations and Comprehensive Income (Loss) was overstated by $2.9 million for the year then ended. The Company corrected these errors in the quarterly period ended June 30, 2021, which increased net loss by $2.9 million for the nine months ended September 30, 2021. Management evaluated the effects of these out-of-period adjustments, both qualitatively and quantitatively, and concluded that the errors and the related correction were not material both individually and in the aggregate to the current period or prior periods.

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in interest and other income in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Gain (Loss) on Investments in Real Estate-Related Securities
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Unrealized gain (loss)	$(1,787)	$1,386	$3,754	$(1,454)
Realized gain (loss)	1,912	(520)	5,460	(2,282)
Total gain (loss) on real estate-related securities	$125	$866	$9,214	$(3,736)

Tenant and Other Receivables

Tenant and other receivables consists primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost. As of September 30, 2021 and December 31, 2020, the Company had receivables related to base rents and tenant reimbursements of $5.9 million and $4.6 million, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements. Straight-line rent receivables were $12.1 million and $9.1 million as of September 30, 2021 and December 31, 2020, respectively.

Other Assets

Other assets included the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid insurance	$1,941	$1,133
Prepaid property taxes	2,976	1,845
Deferred tax assets (1)	9,218	9,478
Other	2,969	2,231
Other assets	$17,104	$14,687

(1)Includes the effects of a valuation allowance of $9.8 million and $3.3 million as of September 30, 2021 and December 31, 2020, respectively.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Buildings and improvements	$1,466,891	$1,216,004
Less: accumulated depreciation	(85,701)	(60,019)
Buildings and improvements, net	1,381,190	1,155,985
Land	473,490	402,075
Investment property, net	$1,854,680	$1,558,060

The Company proactively closed the residential accommodations at Montrose Student Residences in August 2020 to more efficiently perform renovations including the replacement of certain building safety equipment systems. In conjunction with the renovation, the Company recorded accelerated depreciation of $11.0 million to Depreciation and amortization on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the first half of 2021 related to portions of the building that were taken out of service. The Company expects the renovation to be completed in the middle of next year.

Recent Acquisitions of Investment Property

In February 2021, the Company acquired 5301 Patrick Henry, a manufacturing research and development campus located in Santa Clara, California. The net purchase price for 5301 Patrick Henry was $68.0 million, exclusive of transaction costs and working capital reserves.

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

In June 2021, the Company acquired Miramar Activity Business Center, an industrial logistics property located in San Diego, California. The net purchase price for Miramar Activity Business Center was $40.9 million, exclusive of transaction costs and working capital reserves.

The amounts recognized for the asset acquisitions as of the acquisition dates were determined by allocating the net purchase price as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Out-of-Market Lease Intangibles, Net	Total
5301 Patrick Henry	2/10/2021	$36,651	$19,089	$15,136	$(2,711)	$68,165
ABC Westland A3.2	4/30/2021	$8,400	$—	$678	$—	$9,078
900 Patrol Road	5/17/2021	$79,242	$7,977	$11,656	$—	$98,875
1015 Half Street	5/19/2021	$131,745	$32,884	$81,861	$(17,391)	$229,099
Miramar Activity Business Center	6/30/2021	$17,007	$19,573	$4,411	$34	$41,025

As of September 30, 2021, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$255,396	$12,201	$(47,445)
Less: accumulated amortization	(59,170)	(3,094)	10,084
Net	$196,226	$9,107	$(37,361)

As of December 31, 2020, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$153,358	$12,362	$(27,792)
Less: accumulated amortization	(41,998)	(1,892)	6,399
Net	$111,360	$10,470	$(21,393)

Amortization expense of in-place leases was $11.3 million and $7.9 million for the three months ended September 30, 2021 and 2020, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $1.4 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively.

Amortization expense of in-place leases was $27.4 million and $24.4 million for the nine months ended September 30, 2021 and 2020, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $2.6 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from October 1, 2021 through December 31, 2021 and for each of the years ending December 31, 2022 through December 31, 2026 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
October 1, 2021 through December 31, 2021	$10,382	$(1,398)
2022	$40,406	$(5,525)
2023	$35,168	$(5,082)
2024	$28,807	$(4,159)
2025	$23,362	$(3,007)
2026	$16,072	$(1,402)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the three and nine months ended September 30, 2021 were $6.0 million and $17.6 million, respectively, and for the three and nine months ended September 30, 2020 were $4.4 million and $13.1 million, respectively, which are included in rental revenue on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of September 30, 2021, the approximate fixed future minimum rentals for the period from October 1, 2021 through December 31, 2021, for each of the years ending December 31, 2022 through 2026 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
October 1, 2021 through December 31, 2021	$26,647
2022	105,050
2023	95,217
2024	83,592
2025	74,607
2026	59,821
Thereafter	193,873
Total	$638,807

During the nine months ended September 30, 2021 and 2020, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties and multi-family properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. DEBT FINANCING

As of September 30, 2021 and December 31, 2020, the Company had approximately $1.0 billion and $885.5 million of debt outstanding, with weighted average years to maturity of 2.0 years and 2.4 years, respectively, and a weighted average interest rate of 1.94% and 2.08%, respectively. The following table provides additional information regarding the Company’s debt outstanding at September 30, 2021 and December 31, 2020 (in thousands):

Description	Origination or Assumption Date	Maturity Date	Maximum Capacity in Functional Currency		Interest Rate Description	Interest Rate as of September 30, 2021	Principal Outstanding at September 30, 2021		Principal Outstanding at December 31, 2020
Secured Mortgage Debt
Cottonwood Corporate Center	7/5/2016	8/1/2023	$78,000		Fixed	2.98%	$69,166		$70,555
Rookwood Commons	1/6/2017	7/1/2023	$67,000		Fixed	4.25%	51,237		54,500
Rookwood Pavilion	1/6/2017	7/1/2023	$29,000		Fixed	4.25%	27,263		29,000
Montrose Student Residences	3/24/2017	3/23/2022	€22,605		Euribor + 2.00% (1)	2.00%	26,197		27,723
Queen's Court Student Residences	12/18/2017	12/18/2022	£29,500		Libor + 2.10% (1)	2.18%	39,701		40,265
Venue Museum District	9/21/2018	10/9/2021 (2)	$45,000		Libor + 1.95% (1)	4.02%	27,601		27,601
Fresh Park Venlo	10/3/2018	8/15/2023	€80,197		Euribor + 1.55% (1)	1.55%	92,940	(3)	91,958
Maintal Logistics	2/21/2019	2/28/2024	€23,500		Euribor + 1.10% (1)	1.10%	26,531		28,292
ABC Westland	5/3/2019	2/15/2024	€82,830		Euribor + 1.55% (1)	1.55%	91,472	(3)	87,197
Łódź Urban Logistics	9/20/2019	9/20/2024	€13,600		Fixed (4)	1.05%	15,468		16,492
Glasgow West End	9/26/2019	9/26/2024	£43,200		Libor + 1.80% (1)	1.88%	58,139		58,964
Gdańsk PL II	10/4/2019	9/20/2024	€16,800		Fixed (4)	1.05%	19,107		20,372
Madrid Airport Complex	6/19/2020	6/19/2023	€15,150		Fixed	2.80%	14,652		17,358
UK Logistics	7/7/2020	7/7/2023	£55,138	(5)	Libor + 1.75% (1)	1.82%	74,204		75,257
Other Notes Payable
JPMorgan Chase Revolving Credit Facility	9/13/2019	11/15/2023	$425,000		Variable	1.48%	95,000		140,000
JPMorgan Chase Revolving Credit Facility - Term Loan	9/13/2019	11/15/2023	$300,000		Variable	1.44%	300,000		100,000
Notes Payable							$1,028,678		$885,534
Affiliate Note Payable
Credit Facility with Hines	10/2/2017	12/31/2021	$75,000		Variable	N/A	—		—
Total Note Payable to Affiliate							$—		$—
Total Principal Outstanding							$1,028,678		$885,534
Unamortized financing fees							(4,312)		(4,738)
Total							$1,024,366		$880,796

(1)On the loan origination date, the Company entered into an interest rate cap agreement as an economic hedge against the variability of future interest rates on this borrowing. See Note 5—Derivative Instruments for further details.
(2)In October 2021, the Company fully repaid the outstanding balance of the credit facility secured by Venue Museum District.
(3)The Company entered into amendments to increase the capacity of the secured mortgage loans for Fresh Park Venlo and ABC Westland in 2021 and made additional borrowings on these loans during the three months ended June 30, 2021.
(4)On the loan origination date, the Company entered into an interest rate swap contract effectively fixing the interest rate for the full term of the facility. See Note 5—Derivative Instruments for further details.
(5)This credit facility is collateralized by the following four industrial logistics properties: Charles Tyrwhitt DC, DSG Bristol, Royal Mail and Wakefield Logistics. In October 2021, the Company entered into an amendment to this facility to add 5100 Cross Point to the pool of properties that serve as collateral for this facility. Additionally, the maximum capacity available under this facility was increased by £17.8 million, which was drawn by the Company in October 2021.

JPMorgan Chase Debt Facilities

On July 30, 2021, the Company amended its revolving loan commitment (the “Revolving Credit Facility”) with JP Morgan Chase Bank, N.A. as administrative agent for itself and the various lenders named in the credit agreement. As amended, the Revolving Credit Facility increased the total capacity of the original credit agreement dated November 15, 2019, and amended as of November 13, 2020 from $425.0 million to $725.0 million with the Revolving Credit Facility providing for borrowings of up to $425.0 million under a senior, unsecured revolving credit facility and $300.0 million under a senior, unsecured term loan with options to increase the total capacity up to $1.25 billion, subject to certain requirements. The maturity date was also extended to November 15, 2023, subject to two one-year extension options that the Company may exercise if it meets certain conditions.

The Company entered into a $108.0 million bridge loan facility with JPMorgan in May 2021, to provide funding for the Company’s May 2021 acquisitions. This bridge loan was fully repaid in July 2021 using proceeds from the amended Revolving Credit Facility and the bridge loan facility was terminated in accordance with its terms.

During the nine months ended September 30, 2021, the Company made draws of approximately $361.1 million and made payments of $206.1 million on the Revolving Credit Facility, resulting in an outstanding balance of $395.0 million on September 30, 2021. From October 1, 2021 through November 12, 2021, the Company made $25.0 million in additional payments under the Amended Revolving Credit Facility, which resulted in an outstanding balance of $370.0 million as of November 12, 2021.

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. As of September 30, 2021, the Company was out of compliance with the loan covenants related to its mortgage debt secured by Montrose Student Residences and Queen’s Court Student Residences. The properties were not in compliance with their debt yield calculations as of September 30, 2021. The lenders provided waivers of the covenants that were out of compliance, as the properties met certain conditions set forth by the lenders. These waivers eliminate any event of default occurring as a result of the debt yield calculation, and expire at the end of November 2021 at Montrose Student Residences and in February 2022 at Queen’s Court Student Residences. The Company is not aware of any other instances of noncompliance with financial covenants on any of its other loans as of the date of this report. The Company’s continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions associated with the Coronavirus pandemic. Failure to comply with any covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations and impact the liquidity of the Company.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from October 1, 2021 through December 31, 2021, for each of the years ending December 31, 2022 through December 31, 2025 and for the period thereafter (in thousands).

	Payments Due by Year
	October 1, 2021 through December 31, 2021		2022	2023	2024	2025	Thereafter
Principal payments	$28,824	(1)	$70,734	$719,809	$209,311	$—	$—

(1)Included in this amount is $27.6 million in principal payments relating to the secured mortgage debt at Venue Museum District which was repaid in October 2021.

LIBOR is expected to be phased out or modified by June 2023, and the writing of contracts using LIBOR is expected to stop by the end of 2021. As of September 30, 2021, $594.6 million of the Company’s outstanding debt had a variable interest rate tied to LIBOR. The loan agreements provide procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. However, there can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

The table below provides additional information regarding the Company’s interest rate contracts as of September 30, 2021 (in thousands, except percentages).

Interest Rate Contracts
Type	Property		Effective Date	Expiration Date	Maximum Capacity of Debt in Functional Currency		Notional Amount	Interest Rate Received	Pay Rate /Strike Rate
Interest rate cap	Montrose Student Residences		March 24, 2017	March 23, 2022	€22,605		€16,954	Euribor	1.25%
Interest rate cap	Fresh Park Venlo		October 8, 2018	August 15, 2023	€80,197		€52,487	Euribor	2.00%
Interest rate cap	Fresh Park Venlo		May 27, 2021	August 15, 2023	€—	(2)	€5,215	Euribor	1.00%
Interest rate cap	Maintal Logistics		February 28, 2019	February 28, 2024	€23,500		€16,450	Euribor	2.00%
Interest rate cap	ABC Westland		May 3, 2019	February 15, 2024	€82,830		€52,500	Euribor	1.00%
Interest rate cap	ABC Westland		May 27, 2021	February 15, 2024	€—	(2)	€7,830	Euribor	1.00%
Interest rate cap	Glasgow West End		September 27, 2019	September 24, 2024	£43,200		£32,400	LIBOR	2.00%
Interest rate swap	Łódź Urban Logistics		October 10, 2019	September 20, 2024	€13,600		€13,600	Euribor	(0.36)%
Interest rate swap	Gdańsk PL II		October 10, 2019	September 20, 2024	€16,800		€16,800	Euribor	(0.36)%
Interest rate cap	Charles Tyrwhitt		July 2, 2020	July 2, 2023	£9,598	(1)	£9,598	LIBOR	1.50%
Interest rate cap	DSG Bristol		July 2, 2020	July 2, 2023	£20,240	(1)	£20,240	LIBOR	1.50%
Interest rate cap	Royal Mail		July 2, 2020	July 2, 2023	£13,970	(1)	£13,970	LIBOR	1.50%
Interest rate cap	Wakefield Logistics		July 2, 2020	July 2, 2023	£11,330	(1)	£11,330	LIBOR	1.50%
Interest rate cap	Venue Museum District	(3)	October 9, 2020	October 9, 2022	$45,000		$27,601	LIBOR	2.00%

(1)Represents an allocation of a total maximum capacity of £55.1 million borrowed under one facility agreement. See Note 4—Debt Financing for more information on the borrowing.
(2)The notional amount for these interest rate caps are in addition to the already existing caps for the corresponding maximum capacity of debt in functional currency for the property listed above in this table.
(3)The Company repaid the balance of the Venue loan and settled the related interest rate cap in October 2021.

The table below provides additional information regarding the Company’s foreign currency forward contracts that were active during the three and nine months ended September 30, 2021 (in thousands).

Foreign Currency Forward Contracts
Effective Date	Expiration Date	Notional Amount	Buy/Sell	Traded Currency Rate
December 17, 2020	March 31, 2021	£9,000	USD/GBP	$1.36
March 30, 2021	June 30, 2021	£9,000	USD/GBP	$1.37
June 25, 2021	September 30, 2021	£9,000	USD/GBP	$1.39
September 29, 2021	October 22, 2021	£9,000	USD/GBP	$1.34

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Gain (Loss) on Derivative Instruments
	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Derivatives not designated as hedging instruments:
Interest rate swaps	$(33)	$68	$(189)	$416
Interest rate caps	30	(64)	74	(138)
Foreign currency forward contracts	338	(871)	174	7,324
Total gain (loss) on derivatives	$335	$(867)	$59	$7,602

6. STOCKHOLDERS’ EQUITY

Public Offering

The Company raises capital for its investments primarily through public offerings of its common stock. In connection with the launch of the Company’s second public offering, on November 30, 2017, the Company (i) redesignated its issued and outstanding Class A shares of common stock, Class T shares of common stock, Class I shares of common stock and Class J shares of common stock as “Class AX shares,” “Class TX shares,” “Class IX shares” and “Class JX shares,” (collectively, the “IPO Shares”) respectively, and (ii) reclassified the authorized but unissued portion of its common stock into four additional classes of shares of common stock: “Class T shares,” “Class S shares,” “Class D shares,” and “Class I shares.” The Company is offering its shares of common stock in the Third Offering in any combination of Class T shares, Class S shares, Class D shares and Class I shares. All shares of the Company’s common stock have the same voting rights and rights upon liquidation, although distributions received by the Company’s stockholders are expected to differ due to the distribution and stockholder servicing fees payable with respect to the applicable share classes, which reduce distributions.

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

Common Stock

As of September 30, 2021 and December 31, 2020, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	September 30, 2021		December 31, 2020
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	28,106	40,000	19,990
Class TX common stock, $0.001 par value per share	40,000	9,131	40,000	18,152
Class IX common stock, $0.001 par value per share	10,000	89	10,000	95
Class JX common stock, $0.001 par value per share	10,000	—	10,000	—
Class T common stock, $0.001 par value per share	350,000	49,996	350,000	40,036
Class S common stock, $0.001 par value per share	350,000	—	350,000	—
Class D common stock, $0.001 par value per share	350,000	15,974	350,000	10,217
Class I common stock, $0.001 par value per share	350,000	33,705	350,000	15,291

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the nine months ended September 30, 2021 and 2020 (in thousands). There were no Class JX and S shares issued, redeemed or outstanding during the nine months ended September 30, 2021.

	Class AX		Class TX		Class IX		Class T		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	19,990	$20	18,152	$21	95	$—	40,036	$39	10,217	$9	15,291	$15	103,781	$104
Issuance of common shares	181	—	87	—	1	—	2,668	3	1,170	1	6,317	6	10,424	10
Conversion of common shares (1)	2,260	2	(2,260)	(2)	—	—	—	—	—	—	—	—	—	—
Redemption of common shares	(402)	—	(356)	—	(3)	—	(431)	(1)	(64)	—	(98)	—	(1,354)	(1)
Balance as of March 31, 2021	22,029	$22	15,623	$19	93	$—	42,273	$41	11,323	$10	21,510	$21	112,851	$113
Issuance of common shares	170	—	95	—	1	—	3,827	4	2,578	3	6,626	6	13,297	13
Redemption of common shares (1)	(493)	(1)	(164)	—	(4)	—	(334)	—	(57)	—	(244)	—	(1,296)	(1)
Conversion of common shares (1)	2,575	3	(2,575)	(3)	—	—	—	—	—	—	—	—	—	—
Balance as of June 30, 2021	24,281	$24	12,979	$16	90	$—	45,766	$45	13,844	$13	27,892	$27	124,852	$125
Issuance of common shares	198	—	68	—	1	—	4,483	5	2,228	2	5,832	6	12,810	13
Conversions of common shares (1)	3,823	4	(3,823)	(4)	—	—	(22)	—	—	—	22	—	—	—
Redemption of common shares	(196)	—	(93)	—	(2)	—	(231)	(1)	(98)	—	(41)	—	(661)	(1)
Balance as of September 30, 2021	28,106	$28	9,131	$12	89	$—	49,996	$49	15,974	$15	33,705	$33	137,001	$137
(1)The Company will cease paying distribution and stockholder servicing fees with respect to Class TX shares when the total of such fees reach certain thresholds. Once these thresholds are reached, Class TX shares are converted into Class AX shares, as indicated in the table above.

	Class AX		Class TX		Class IX		Class T		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2020	18,885	$19	19,901	$22	91	$—	28,837	$29	6,927	$6	7,206	$7	81,847	$83
Issuance of common shares	126	—	146	1	1	—	5,809	6	1,696	2	2,957	3	10,735	12
Redemption of common shares	(159)	—	(183)	—	—	—	(86)	—	(20)	—	(16)	—	(464)	—
Balance as of March 31, 2020	18,852	$19	19,864	$23	92	$—	34,560	$35	8,603	$8	10,147	$10	92,118	$95
Issuance of common shares	150	—	127	—	1	—	2,528	2	702	—	1,314	1	4,822	3
Redemption of common shares	(383)	(1)	(211)	—	—	—	(319)	—	(68)	—	(56)	—	(1,037)	(1)
Balance as of June 30, 2020	18,619	$18	19,780	$23	93	$—	36,769	$37	9,237	$8	11,405	$11	95,903	$97
Issuance of common shares	130	—	148	—	1	—	1,464	1	475	—	1,609	2	3,827	3
Conversions of common shares (1)	547	—	(547)	—	—	—	—	—	—	—	—	—	—	—
Redemption of common shares	(205)	—	(192)	—	—	—	(228)	(1)	(106)	—	(106)	—	(837)	(1)
Balance as of September 30, 2020	19,091	$18	19,189	$23	94	$—	38,005	$37	9,606	$8	12,908	$13	98,893	$99
(1)The Company will cease paying distribution and stockholder servicing fees with respect to Class TX shares when the total of such fees reach certain thresholds. Once these thresholds are reached, Class TX shares are converted into Class AX shares, as indicated in the table above.

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2020 through October 2021 at a gross distribution rate of $0.05208 per month for each share class (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees.

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

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2021
September 30, 2021	$9,078	$10,005	$19,083
June 30, 2021	8,378	8,915	17,293
March 31, 2021	7,615	7,978	15,593
Total	$25,071	$26,898	$51,969
2020
December 31, 2020	$6,981	$7,531	$14,513
September 30, 2020	6,486	7,309	13,795
June 30, 2020	6,262	7,190	13,452
March 31, 2020	5,669	6,732	12,401
Total	$25,398	$28,762	$54,161

The table below outlines the net distributions declared for each class of shares for the three and nine months ended September 30, 2021 and 2020. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors, less any applicable ongoing distribution and stockholder servicing fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Distributions declared per Class AX share, net	$0.16	$0.16	$0.47	$0.47
Distributions declared per Class TX share, net	$0.13	$0.13	$0.39	$0.39
Distributions declared per Class IX share, net	$0.15	$0.15	$0.45	$0.45
Distributions declared per Class T share, net	$0.13	$0.13	$0.39	$0.39
Distributions declared per Class S share, net	$0.13	$0.13	$0.40	$0.39
Distributions declared per Class D share, net	$0.15	$0.15	$0.45	$0.44
Distributions declared per Class I share, net	$0.16	$0.16	$0.47	$0.47

7. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and the Hines Securities, Inc. (the "Dealer Manager"), Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid as of
Type and Recipient	2021	2020	2021	2020	September 30, 2021		December 31, 2020
Selling Commissions- Dealer Manager (1)	$1,128	$331	$2,788	$2,635	$—		$—
Dealer Manager Fee- Dealer Manager	214	59	526	472	—		—
Distribution & Stockholder Servicing Fees- Dealer Manager	4,042	642	10,025	8,174	31,722		26,271
Organization and Offering Costs- the Advisor	1,068	955	3,427	2,805	4,559		6,263
Asset Management Fees- the Advisor	4,252	2,974	11,558	8,512	977		2,672
Other- the Advisor (2)	1,405	2,211	2,901	1,158	812		1,249
Performance Participation Allocation- the Advisor (3)	4,212	—	11,695	—	11,695		—
Interest expense- Hines and its affiliates (4)	—	—	—	362	—		—
Property Management Fees- Hines and its affiliates	853	504	2,246	1,699	238		91
Development and Construction Management Fees- Hines and its affiliates	100	37	376	127	568		650
Leasing Fees- Hines and its affiliates	131	160	926	378	442		230
Expense Reimbursement- Hines and its affiliates (with respect to management and operations of the Company's properties) (5)	2,089	1,899	6,260	5,631	(1,348)	(6)	1,869
Total	$19,494	$9,772	$52,728	$31,953	$49,665		$39,295
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
(6)As of September 30, 2021, the balance included $1.8 million in receivables related to rents collected by the Hines-affiliated property manager at the international student housing properties, which were being held in the property manager controlled bank accounts.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of September 30, 2021 and 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021	Investments in real estate-related securities	$65,797	$65,797	$—	$—
December 31, 2020	Investments in real estate-related securities	$51,137	$51,137	$—	$—

Financial Instruments Fair Value Disclosures

As of September 30, 2021, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $1.0 billion, was $1.0 billion. As of December 31, 2020, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $885.5 million, was $884.7 million. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Domestic office investments	$8,917	$3,648	$18,935	$11,419
Domestic residential/living investments	5,311	4,858	15,686	14,172
Domestic retail investments	7,752	6,412	20,746	18,938
Domestic industrial investments	8,748	938	21,622	1,470
International industrial investments	13,467	12,506	41,472	34,264
International office investments	—	—	—	3,041
International residential/living investments	2,417	1,457	7,834	8,174
Total revenues	$46,612	$29,819	$126,295	$91,478

For the three and nine months ended September 30, 2021 and 2020, the Company’s total revenues were attributable to the following countries:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues
United States	66%	52%	61%	49%
The Netherlands	17%	24%	19%	24%
United Kingdom	10%	11%	12%	13%
Poland	3%	5%	3%	5%
Spain	2%	4%	3%	1%
Germany	2%	3%	2%	3%
Ireland	—%	1%	—%	5%

For the three and nine months ended September 30, 2021 and 2020, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues in excess of property expenses (1)
Domestic office investments	$5,742	$2,213	$12,036	$7,382
Domestic residential/living investments	2,761	2,320	8,536	7,077
Domestic retail investments	4,816	3,609	11,820	10,207
Domestic industrial investments	6,753	676	16,629	1,040
International industrial investments	8,599	8,223	25,984	21,610
International office investments	—	(518)	—	1,816
International residential/living investments	(177)	(146)	1,469	4,171
Total revenues in excess of property expenses	$28,494	$16,377	$76,474	$53,303

(1)Revenues less property operating expenses, real property taxes and property management fees.

As of September 30, 2021 and December 31, 2020, the Company’s total assets by segment were as follows (in thousands):

	September 30, 2021	December 31, 2020
Assets
Domestic office investments	$371,554	$120,757
Domestic residential/living investments	275,437	279,861
Domestic retail investments	284,311	282,550
Domestic industrial investments	441,932	240,854
International industrial investments	607,090	632,760
International office investments(1)	10,368	14,106
International residential/living investments	206,517	216,321
Corporate-level accounts	96,206	76,208
Total assets	$2,293,415	$1,863,417

(1)Comprised of cash and receivables related to post-closing activities at Bishop’s Square, in accordance with the selling agreement. Once these post-closing activities are concluded, any remaining cash will be repatriated.

As of September 30, 2021 and December 31, 2020, the Company’s total assets were attributable to the following countries:

	September 30, 2021	December 31, 2020
Total assets
United States	65%	54%
United Kingdom	15%	18%
The Netherlands	13%	17%
Ireland	2%	3%
Poland	2%	3%
Germany	2%	3%
Spain	1%	2%

For the three and nine months ended September 30, 2021 and 2020 the Company’s reconciliation of the Company’s revenues in excess of property expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Reconciliation to revenues in excess of property expenses
Net income (loss)	$(10,962)	$(7,011)	$(28,374)	$108,281
Depreciation and amortization	21,460	15,190	66,403	45,876
Acquisition related expenses	62	78	77	369
Asset management fees	4,252	2,974	11,558	8,512
Performance participation allocation	4,212	—	11,695	—
General and administrative expenses	1,088	1,046	3,897	3,370
(Gain) loss on derivative instruments	(335)	867	(59)	(7,602)
(Gain) loss on investments in real estate-related securities	(125)	(866)	(9,214)	3,736
Gain on sale of real estate	—	(39)	(1,432)	(130,140)
Foreign currency (gains) losses	1,312	(283)	945	862
Interest expense	6,844	5,455	18,592	15,850
Interest and other income	(581)	(440)	(1,564)	(1,152)
(Benefit) provision for income taxes	135	(594)	2,818	(2,432)
Provision for income taxes related to sale of real estate	1,132	—	1,132	7,773
Total revenues in excess of property expenses	$28,494	$16,377	$76,474	$53,303

10. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$15,545	$13,948
Cash paid for income taxes	$1,606	$1,035
Cash paid for income taxes related to sale of real estate	$1,132	$7,773
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$6,597	$4,665
Distributions reinvested	$25,958	$20,870
Shares tendered for redemption	$3,924	$2,591
Non-cash net liabilities (assets) assumed	$9,732	$3,863
Offering costs payable to the Advisor	$3,427	$2,805
Distribution and stockholder servicing fees payable to the Dealer Manager	$10,024	$8,174
Accrued capital additions	$1,633	$1,897
Accrued acquisition costs	$480	$417

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

12. SUBSEQUENT EVENTS

Eastgate Park

In October 2021, the Company acquired Eastgate Park, an industrial logistics property located in Prague, Czech Republic. The net purchase price was €38.0 million (approximately $44.2 million assuming a rate of $1.16 per EUR as of the acquisition date), exclusive of transaction costs and closing prorations. The property consists of approximately 420,000 square feet and is 99% leased.

ABC Westland 668

In October 2021, the Company acquired ABC Westland 668 for a contract price of €3.3 million (approximately $3.8 million assuming a rate of $1.16 per Euro as of the acquisition date), excluding transaction costs and working capital reserves. ABC Westland 668 is an industrial logistics property located in The Hague, Netherlands. ABC Westland 668 is an addition to the Company’s existing ownership interest in ABC Westland, an industrial logistics property located in The Hague, Netherlands, previously acquired in May 2019. The seller is not affiliated with the Company or their affiliates.

Bradley Business Center

In November 2021, the Company entered into a purchase and sale agreement to purchase Bradley Business Center, an industrial mixed-use property located in Chicago, Illinois. The contract purchase price for Bradley Business Center is expected to be approximately $97.3 million, exclusive of transaction costs and closing prorations. The Company funded a $3.0 million earnest money deposit in November 2021. There is no guarantee that this acquisition will be consummated and the Company's deposit may not be refunded in such event. The Company expects the closing of this acquisition to occur during the fourth quarter of 2021, subject to a number of closing conditions. However, the Company can provide no assurance that this acquisition will close on the expected timeline or at all.

WGN Studios

In November 2021, the Company entered into a purchase and sale agreement to purchase WGN Studios, an office property located in Chicago, Illinois. The contract purchase price for WGN Studios is expected to be approximately $30.5 million, exclusive of transaction costs and closing prorations. The Company expects the closing of this acquisition to occur during the fourth quarter of 2021, subject to a number of closing conditions. However, the Company can provide no assurance that this acquisition will close on the expected timeline or at all.

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

Overview

Hines Global is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global is sponsored by Hines, a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years. The Company has elected to be taxed as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

We raise capital for our investments through public offerings of our common stock. We intend to conduct a continuous public offering with unlimited duration by registering a series of consecutive public offerings with the SEC. We launched our third public offering of up to $2.5 billion in shares of common stock on June 2, 2021. We have raised $1.6 billion from the sale of 159.8 million shares through our public offerings as of November 12, 2021, including shares issued pursuant to our distribution reinvestment plan.

Summary of 2021 Activities

Presented below are highlights of our activities during the nine months ended September 30, 2021:
Operating
•For the three and nine months ended September 30, 2021 we raised $132.4 million and $373.6 million, respectively, of gross proceeds from the sale of common stock through our public offerings, including shares issued pursuant to our distribution reinvestment plan.
•For the three and nine months ended September 30, 2021 we declared distributions of $19.1 million and $52.0 million, respectively. Our gross annualized distribution rate has remained at $0.625 per share since January 2019.
•Annualized total return from inception through September 30, 2021 was 8.18% for Class I shares. Total return is calculated as the change in NAV per share during the respective periods, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares. Refer to “Performance Summary of Share Classes” below for a more comprehensive summary of the performance of all our share classes.
Investments
•We acquired three industrial properties, as well as an addition to one of our existing industrial properties, and one office property. These acquisitions comprise 1.9 million square feet for an aggregate net purchase price of $439.8 million.
◦In February 2021, we acquired 5301 Patrick Henry, a manufacturing research and development campus located in Santa Clara, California. The net purchase price for 5301 Patrick Henry was $68.0 million, exclusive of transaction costs and working capital reserves.
◦In April 2021, we acquired an additional building at ABC Westland, the industrial property located in The Hague, Netherlands. The net purchase price for the additional building, ABC Westland A3.2, was €7.3 million (approximately $8.9 million, assuming a rate of $1.22 per EUR as of the acquisition date), exclusive of transaction costs and working capital reserves.
◦In May 2021, we acquired 900 Patrol Road, an industrial logistics property located in Jeffersonville, Indiana. The net purchase price for 900 Patrol Road was $98.7 million, exclusive of transaction costs and working capital reserves.
◦In May 2021, we acquired 1015 Half Street, an office property located in Washington, D.C. The net purchase price for 1015 Half Street was $223.3 million, exclusive of transaction costs and working capital reserves.
◦In June 2021, we acquired Miramar Activity Business Center, an industrial logistics property located in San Diego, California. The net purchase price for Miramar Activity Business Center was $40.9 million, exclusive of transaction costs and working capital reserves.
Financing
•In July 2021, we completed an upsize of our Amended Revolving Credit Facility with JP Morgan Chase. This increased the total capacity from $425 million to $725 million, and provides options to increase the total capacity up to $1.25 billion. Additionally, the amendment extended the maturity date to November 15, 2023, subject to two one-year extension options.
•Our leverage ratio decreased from 45% as of December 31, 2020, to 42% as of September 30, 2021.

Our Real Estate Portfolio

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of September 30, 2021, we owned interests in 26 real estate investments consisting of 12.8 million square feet of leasable space that was 96% leased. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of September 30, 2021 (“Estimated Values”), which are consistent with the values used to determine our net asset value (“NAV”) per share on that date.

The following charts depict the location of our real estate investments as of September 30, 2021. Approximately 59% of our portfolio is located throughout the United States and approximately 41% is located internationally, based on the Estimated Values.

The following table provides additional information regarding each of our properties and is presented as of September 30, 2021 except as described in the footnotes below.

Property	Location	Date Acquired/ Net Purchase Price (in millions) (1)	Estimated Going-in Capitalization Rate (2)	Leasable Square Feet	Percent Leased
Domestic Office
Cottonwood Corporate Center	Salt Lake City, Utah	7/2016; $139.2	6.9%	486,322	69%	(3)
1015 Half Street	Washington D.C.	5/2021; $223.3	5.6%	396,344	95%
Total Domestic Office				882,666	81%

Domestic Residential/Living
Venue Museum District	Houston, Texas	9/2018; $72.9	3.9%	294,964	96%
The Alloy	College Park, Maryland	11/2019; $98.0	5.0%	230,902	100%
The Emerson	Centreville, Virginia	1/2020; $117.0	4.5%	328,341	96%
Total Domestic Residential/Living				854,207	97%

Domestic Retail
Rookwood	Cincinnati, Ohio	1/2017; $193.7	6.0%	596,171	89%
Promenade Shops at Briargate	Colorado Springs, Colorado	9/2019; $93.2	7.7%	237,546	89%
Total Domestic Retail				833,717	89%

Domestic Industrial
Advanced Manufacturing Portfolio	Santa Clara, California	8/2020; $107.0	6.1%	417,023	96%
6000 Schertz	Schertz, Texas	12/2020; $129.2	5.2%	1,262,294	100%
5301 Patrick Henry	Santa Clara, California	2/2021; $68.0	5.4%	129,199	100%
900 Patrol Road	Jeffersonville, Indiana	5/2021; $98.7	5.5%	1,015,740	100%
Miramar Activity Business Center	Miramar, California	6/2021; $40.9	5.2%	161,168	91%
Total Domestic Industrial				2,985,424	99%

International Industrial
Central Europe Industrial
Fresh Park Venlo	Venlo, Netherlands	10/2018; $136.3	6.7%	2,960,657	96%
Maintal Logistics	Frankfurt, Germany	12/2018; $43.8	5.7%	387,264	96%
ABC Westland	The Hague, Netherlands	5/2019; $142.8	6.2%	1,515,062	96%
Gdańsk PL II	Gdańsk, Poland	9/2019; $29.9	6.7%	346,996	100%
Łódź Urban Logistics	Łódź, Poland	9/2019; $25.2	6.6%	389,229	100%
Madrid Airport Complex	Madrid, Spain	6/2020; $33.2	12.7%	467,013	100%
Total Central Europe Industrial				6,066,221	97%

U.K. Industrial
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	11/2019; $19.9	5.7%	145,452	100%
DSG Bristol	Bristol, United Kingdom	11/2019; $47.0	5.0%	269,089	100%
Royal Mail	Edinburgh, United Kingdom	12/2019; $33.4	5.3%	212,028	100%
Wakefield Logistics	Wakefield, United Kingdom	7/2020; $25.6	5.5%	207,115	100%
5100 Cross Point	Coventry, United Kingdom	12/2020; $22.8	4.7%	146,652	100%
Total U.K. Industrial				980,336	100%
Total International Industrial				7,046,557	97%

International Residential/Living
Montrose Student Residences	Dublin, Ireland	3/2017; $40.6	5.5%	53,835	17%	(4)
Queen’s Court Student Residences	Reading, United Kingdom	10/2017; $65.3	6.2%	79,115	87%	(5)
Glasgow West End	Glasgow, United Kingdom	9/2019; $89.5	5.5%	113,389	100%	(5)
Total International Residential/Living				246,339	78%

Total for All Investments				12,848,910	96%

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

(3)The occupancy of Cottonwood Corporate Center decreased from 93% as of June 30, 2021 to 69% as of September 30, 2021 due to the lease expiration of the major tenant at the property effective on September 30, 2021 without renewal. We are actively in negotiations with prospective tenants to re-lease the space.

(4)In August 2020, we proactively closed the residential accommodations at Montrose, our student housing property located in Ireland, in order to more efficiently perform renovations including the replacement of certain building safety equipment systems. During the first half of 2021, we expanded the scope of the overall renovation beyond what was originally planned for the project. We currently estimate the total renovation cost to be approximately $26.0 million to $28.0 million, and expect the renovation to be completed in the middle of next year. As a result of this closure, we expect a reduction of revenues in excess of property expenses of approximately $3.0 million to $4.0 million compared to prior years.

(5)Represents the average projected occupancy for these projects over the 2021/2022 academic year based on leases signed to date. Leases at student housing properties are signed in advance of an academic year and units in our student housing properties are considered occupied if we have a signed lease for the unit for the academic year and have not issued a refund for the unit even if the property is not physically occupied.

NAV and Distributions

We began determining a net asset value (“NAV”) per share on a monthly basis in January 2018. Since that time, our NAV per share has increased from $9.78 in the beginning of 2018 to $10.24 as of February 29, 2020. As illustrated in the chart below, the NAV per share fell to a low of $9.71 as of April 30, 2020 before increasing to $10.32 as of September 30, 2021. As described elsewhere in this Quarterly Report on Form 10-Q, the Coronavirus pandemic has had, and may continue to have, an adverse impact on global commercial activity. While it is difficult to ascertain the long term impact it will have on commercial real estate markets and our investments, it presents material uncertainty and risk with respect to the current and future performance and value of our investments. Investments in real properties and real estate-related securities have not been immune to the impact of the pandemic, which was the primary cause of the decline in our NAV during 2020. Set forth below is additional historical information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).
1.Please see our Current Report on Form 8-K filed with the SEC on October 15, 2021 for additional information concerning the methodology used to determine, and the limitations of, the NAV per share as of September 30, 2021. Please see our Annual Reports on Form 10-K for the years ended December 31, 2020, 2019, 2018, and 2017 as well as our Current Reports on Form 8-K for additional information concerning the NAV per share determined as of prior dates.
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

The table below discloses the total returns for the classes of shares that are available for investment:

As of September 30, 2021
Shares Class (1)	1-Year	3-Year	ITD
Class I Shares (2)	12.81%	7.72%	8.18%
Class D Shares (2)	12.53%	7.46%	7.92%
Class S Shares (No Sales Load) (3)	11.72%	6.67%	7.12%
Class S Shares (With Sales Load) (4)	7.84%	5.41%	6.11%
Class T Shares (No Sales Load) (3)	11.70%	6.66%	7.12%
Class T Shares (With Sales Load) (4)	7.82%	5.40%	6.11%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment:

As of September 30, 2021
Shares Class (1)	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	12.81%	7.72%	9.29%	8.60%
Class AX Shares (With Sales Load)	N/A	N/A	7.17%	6.84%
Class TX Shares (No Sales Load)	11.70%	6.66%	8.20%	7.93%
Class TX Shares (With Sales Load)	N/A	N/A	7.31%	6.92%
Class IX Shares (No Sales Load)	12.53%	7.46%	N/A	7.76%
Class IX Shares (With Sales Load)	N/A	N/A	N/A	7.56%
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

As of September 30, 2021 our portfolio was approximately 42% leveraged, based on the Estimated Values of our real estate investments owned as of that date, with a weighted average interest rate of 1.94%. We generally expect our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions and redemptions.

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

Despite these adverse effects, our liquidity position was bolstered by the sale of three properties in the first half of 2020, and our capital raising efforts improved significantly during the second half of 2020. As a result, we acquired five real estate investments during the second half of 2020 and four real estate investments during the nine months ended September 30, 2021 using offering proceeds along with debt capital. We expect proceeds from our public offerings, available capacity on our credit facilities and mortgage financing to provide sufficient capital to fund near-term cash needs, including the acquisitions of additional real estate investments during 2021. See Note 2—Summary of Significant Accounting Policies for additional information.

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

Cash flows from operating activities for the nine months ended September 30, 2021 increased by $28.7 million as compared to the same period in the prior year. We generally expect cash flows from operating activities to increase each year as we continue to acquire additional properties. However, some of these increases in the current year were offset by the effect of three dispositions of real estate investments completed during 2020, including the payment of $7.8 million of taxes related to the sale of Bishop’s Square in April 2020. Additionally, cash flows from operating activities were higher in the current year since no performance participation allocation was paid to our Advisor during 2021. We paid a performance participation allocation to our Advisor of $7.7 million in 2020, which was earned by our Advisor during 2019.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2021 and from investing activities for the nine months ended September 30, 2020 were primarily due to the following:

Nine months ended September 30, 2021
•Payments of $437.1 million, primarily related to the acquisition of four real estate investments.
•Capital expenditures of approximately $11.0 million at our real estate properties.
•Payments of $43.0 million to purchase real estate-related securities, including $5.0 million of additional offering proceeds invested into our real estate-related securities portfolio. We also received proceeds of $37.5 million from the sales of these securities.

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
•Payments of $34.2 million to purchase real estate-related securities, including $5.0 million of additional offering proceeds invested into our real estate-related securities portfolio. We also received proceeds of $27.3 million from the sales of real estate-related securities.

Cash Flows from Financing Activities

Public Offerings

We raised gross proceeds of $347.6 million and $178.4 million from our public offerings during the nine months ended September 30, 2021 and 2020, respectively, excluding proceeds from the distribution reinvestment plan. In addition, during the nine months ended September 30, 2021 and 2020, we redeemed $33.4 million and $23.1 million in shares of our common stock pursuant to our share redemption program, respectively. We launched our Third Offering on June 2, 2021, which had its first monthly closing on July 1, 2021. Our second public offering was terminated immediately prior to the commencement of our Third Offering.

In addition to the investing activities described previously, we use proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the nine months ended September 30, 2021 and 2020, we made payments of $7.9 million and $7.3 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our public offerings.

The change in these fees is generally attributable to the amount of offering proceeds raised, but is also impacted by variations in the amount of each share class sold during the year. During the nine months ended September 30, 2021 and 2020, we reimbursed our Advisor $5.1 million and $4.3 million, respectively, for organization and offering costs.

Distributions

With the authorization of our board of directors, we declared distributions monthly from January 2020 through October 2021 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders during the nine months ended September 30, 2021 and 2020 were $50.3 million and $38.8 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the nine months ended September 30, 2021 and September 30, 2020, we funded 46% and 65% of total distributions with cash flows from investing activities, which include proceeds from the sale of real estate.

The following table outlines our total distributions declared to stockholders for each quarter during 2021 and 2020, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	Stockholders			Distributions Paid With Cash Flows From Operating Activities (1)
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2021
September 30, 2021	$9,078	$10,005	$19,083	$19,083	100%
June 30, 2021	8,378	8,915	17,293	3,583	21%
March 31, 2021	7,615	7,978	15,593	5,215	33%
Total	$25,071	$26,898	$51,969	$27,881	54%
2020
December 31, 2020	$6,981	$7,531	$14,513	$8,056	55%
September 30, 2020	6,486	7,309	13,795	13,721	99%
June 30, 2020	6,262	7,190	13,452	—	—%
March 31, 2020	5,669	6,732	12,401	—	—%
Total	$25,398	$28,762	$54,161	$21,777	40%
(1)Includes distributions paid to noncontrolling interests.

Debt Financings

As mentioned above under “—Financial Condition, Liquidity and Capital Resources,” our portfolio was approximately 42% leveraged as of September 30, 2021 (based on the most recent valuations of our real estate investments). Our total loan principal outstanding had a weighted average interest rate of 1.94% as of September 30, 2021. Below is additional information regarding our loan activity for the nine months ended September 30, 2021 and 2020. See Note 4—Debt Financing for additional information regarding our outstanding debt and our interest rate exposure.

Nine months ended September 30, 2021
•We received proceeds from notes payable of $484.6 million, which included $361.1 million in draws on our Revolving Credit Facility, $108.0 million from a bridge loan with JPMorgan as well as $15.5 million relating to permanent mortgage financing. These proceeds were used primarily to provide cash for the four acquisitions during the period.
•We made payments on notes payable of $322.7 million, which included $206.0 million in payments on our Revolving Credit Facility, $108.0 to fully repay the bridge loan with JPMorgan as well as principal payments of $8.7 million relating to our permanent mortgage financing. Our Revolving Credit Facility had an outstanding balance of $395.0 million as of September 30, 2021.
•We made payments of $2.6 million in financing costs primarily related to our debt facility with JPMorgan.

Nine months ended September 30, 2020
•We received proceeds of $87.5 million in property-level debt financing and made draws of $129.0 million on our Revolving Credit Facility with JPMorgan. We used these proceeds primarily to provide cash for the acquisition of real estate investments during the period. The Revolving Credit Facility with JPMorgan had an outstanding balance of $110.0 million as of September 30, 2020.
•We made payments of $140.2 million on our property-level mortgages related to the three properties sold during 2020. Additionally, we made payments of $123.0 million on our Revolving Credit Facility with JPMorgan during the nine months ended September 30, 2020, using the proceeds from the sales of our properties and proceeds from our public offering.
•We repaid the $75.0 million outstanding balance under the Hines Credit Facility in April 2020. No amounts have been outstanding under this facility since that time.

Results of Operations

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

The table below includes information regarding changes in our results of operations for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in 2021 compared to 2020 as a result of additional capital raised and invested in real estate, as offset by recent property dispositions. All amounts are in thousands, except for percentages:

	Three Months Ended September 30,		Change
	2021	2020	$	%
Revenues:
Rental revenue	$45,790	$29,199	$16,591	57%
Other revenue	822	620	202	33%
Total revenues	46,612	29,819	16,793	56%
Expenses:
Property operating expenses	11,338	8,566	2,772	32%
Real property taxes	5,229	3,691	1,538	42%
Property management fees	1,551	1,185	366	31%
Depreciation and amortization	21,460	15,190	6,270	41%
Acquisition related expenses	62	78	(16)	(21)%
Asset management fees	4,252	2,974	1,278	43%
Performance participation allocation	4,212	—	4,212	100%
General and administrative expenses	1,088	1,046	42	4%
Total expenses	49,192	32,730	16,462	50%
Other income (expenses):
Gain (loss) on derivative instruments	335	(867)	1,202	N/A*
Gain (loss) on investments in real estate-related securities	125	866	(741)	(86)%
Gain on sale of real estate	—	39	(39)	(100)%
Foreign currency gains (losses)	(1,312)	283	(1,595)	N/A*
Interest expense	(6,844)	(5,455)	(1,389)	25%
Interest and other income	581	440	141	32%
Income (loss) before benefit (provision) for income taxes	(9,695)	(7,605)	(2,090)	27%
Benefit (provision) for income taxes	(135)	594	(729)	N/A*
Provision for income taxes related to sale of real estate	(1,132)	—	(1,132)	100%
Net income (loss)	$(10,962)	$(7,011)	$(3,951)	56%
* Not a meaningful percentage

Total revenues: The increase in total revenues is primarily due to the additional real estate investments acquired between September 30, 2020 and September 30, 2021. We acquired six real estate investments since September 30, 2020 and had a portfolio of 26 real estate investments as of September 30, 2021 that contained 12.8 million leasable square feet, of which 96% was leased. Additionally, total revenues of our same-store properties increased by $3.5 million for the three months ended September 30, 2021 compared to the same period in 2020. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Property operating expenses: The increase in property operating expenses is primarily due to our significant acquisition activity since September 30, 2020, as described above. Property operating expenses of our same-store properties increased by $1.7 million for the three months ended September 30, 2021 compared to the same period in 2020. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.

Real property taxes: The increase in real property taxes is primarily due to our significant acquisition activity since September 30, 2020, as described above. Real property taxes of our same-store properties decreased by $292,000 for the three months ended September 30, 2021 compared to the same period in 2020. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Property management fees: The increase in property management fees is primarily due to our significant acquisition activity since September 30, 2020, as described above. Property management fees of our same-store properties increased by $138,000 for the three months ended September 30, 2021 compared to the same period in 2020. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to the additional real estate investments acquired since September 30, 2020, offset by dispositions of three real estate investments during the year ended December 31, 2020.
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV. The increase in these fees is primarily due to the additional real estate investments made since September 30, 2020, as previously described.
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
Gain (loss) on derivative instruments: We enter into interest rate hedging instruments in order to limit our exposure against the variability of future interest rates on our variable interest rate borrowings and enter into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. During the three months ended September 30, 2021, such gains were primarily related to the position of our foreign currency forward contracts.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities which consist of common equities, preferred equities and debt investments of publicly traded REITs.  These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. The gains recorded during the prior year were primarily due to the stock market recovery that followed the stock market decline during the first half of 2020 related to the Coronavirus pandemic. The performance of traded real estate-related securities during the three months ended September 30, 2021 was mixed, primarily due to concerns about inflation, rising interest rates and ongoing impacts of the Coronavirus pandemic. For further detail on the gains and losses relating to our investments in real estate-related securities, see Note 2—Significant Accounting Policies in the notes to the accompanying financial statements.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the three months ended September 30, 2021, these losses were primarily related to the effect of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased due to additional indebtedness outstanding during the period resulting from additional real estate investments acquired since September 30, 2020, offset by the net decrease in our principal amount of indebtedness outstanding as a result of the properties sold during 2020. Our portfolio was 42% levered at September 30, 2021 compared to 43% at September 30, 2020.
Interest and other income: Primarily relates to interest and dividend income associated with our investments in real estate-related securities.
Benefit (provision) for income taxes: The change from a $0.6 million benefit to a provision of $0.1 million is a result of changes in our net deferred tax assets and liabilities related to book / tax timing differences at our international subsidiaries.

Provision for income taxes related to sale of real estate: The increase during the three months ended September 30, 2021 compared to 2020 relates to the income tax incurred as a result of the final repatriation of proceeds from the April 2020 sale of Bishop’s Square.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the three months ended September 30, 2021 includes 18 properties. The tables below include additional information regarding the operating results of our same-store properties for the current period as compared to the same period in the prior year.

The following table presents the same-store revenues for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, by reportable segment. In total, revenues increased by $16.8 million. $13.3 million of this increase is due to the acquisition of eight additional properties since the beginning of the third quarter of 2020. Additionally, revenues of our same-store properties increased by $3.5 million. See below for additional explanations of notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Three Months Ended September 30,		Change
	2021	2020	$		%
Revenues
Same-store properties
Domestic office investments	$3,704	$3,648	$56		2%
Domestic residential/living investments	5,311	4,858	453		9%
Domestic retail investments	7,752	6,414	1,338	(1)	21%
International industrial investments	12,730	12,082	648		5%
International residential/living investments	2,417	1,458	959	(2)	66%
Total same-store properties	$31,914	$28,460	$3,454		12%
Recent acquisitions	14,698	1,359	13,339		N/A*
Disposed properties	—	—	—		N/A*
Total revenues	$46,612	$29,819	$16,793		56%
* Not a meaningful percentage

(1)The increase is primarily due to termination fees in relation to certain tenants at our retail properties, as well as new leasing activity at the properties.
(2)The increase is primarily due to increased occupancy at our student housing properties for the 2021/2022 school year, where in-campus learning has resumed. Additionally, rental rates for the 2021/2022 school year increased at one of our student housing properties compared to the prior year.

The following table presents the property expenses of each reportable segment for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. Generally, property expenses increased as a result of the acquisition of eight additional properties since the beginning of the third quarter of 2020. Property expenses of our same-store properties also increased. See below for additional explanations of notable changes in same-store property expenses. All amounts are in thousands, except for percentages.

	Three Months Ended September 30,		Change
	2021	2020	$		%
Property expenses(1)
Same-store properties
Domestic office investments	$1,321	$1,443	$(122)		(8)%
Domestic residential/living investments	2,550	2,531	19		1%
Domestic retail investments	2,937	2,805	132		5%
International industrial investments	4,736	4,223	513		12%
International residential/living investments	2,595	1,598	997	(2)	62%
Total same-store properties	$14,139	$12,600	$1,539		12%
Recent acquisitions	3,979	262	3,717		N/A*
Disposed properties	—	580	(580)		(100)%
Total property expenses	$18,118	$13,442	$4,676		35%
* Not a meaningful percentage

(1)Property expenses include property operating expenses, real property taxes and property management fees.
(2)The increase is primarily due to the demolition costs incurred during the period for the renovations at the Montrose property, as well as other associated costs.

The following table presents revenues in excess of property expenses for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, by reportable segment. Total revenues in excess of property expenses increased primarily as a result of our significant recent acquisition activity. Total revenues in excess of property expenses of our same-store properties increased by 12%. See above for additional explanations of notable changes in same-store revenues in excess of expenses. All amounts below are in thousands, except for percentages.

	Three Months Ended September 30,		Change
	2021	2020	$		%
Revenues in excess of property expenses(1)
Same-store properties
Domestic office investments	$2,383	$2,205	$178		8%
Domestic residential/living investments	2,761	2,327	434		19%
Domestic retail investments	4,815	3,609	1,206	(2)	33%
International industrial investments	7,994	7,859	135		2%
International residential/living investments	(178)	(140)	(38)	(2)	N/A*
Total same-store properties	$17,775	$15,860	$1,915		12%
Recent acquisitions	10,719	1,097	9,622		N/A*
Disposed properties	—	(580)	580		(100)%
Total revenues in excess of property expenses	$28,494	$16,377	$12,117		74%
* Not a meaningful percentage

(1)Revenues in excess of property expenses include total revenues less property operating expenses, real property taxes and property management fees.
(2)Please refer to the tables above for explanations regarding these changes.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

The table below includes information regarding changes in our results of operations for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, including explanations of significant changes and any significant or unusual activity. As described more completely below, most amounts increased in 2021 compared to 2020 as a result of additional capital raised and invested in real estate, as offset by property dispositions. All amounts are in thousands, except for percentages:

	Nine Months Ended September 30,		Change
	2021	2020	$	%
Revenues:
Rental revenue	$123,690	$89,319	$34,371	38%
Other revenue	2,605	2,159	446	21%
Total revenues	126,295	91,478	34,817	38%
Expenses:
Property operating expenses	30,951	23,779	7,172	30%
Real property taxes	14,409	10,662	3,747	35%
Property management fees	4,461	3,734	727	19%
Depreciation and amortization	66,403	45,876	20,527	45%
Acquisition related expenses	77	369	(292)	(79)%
Asset management fees	11,558	8,512	3,046	36%
Performance participation allocation	11,695	—	11,695	100%
General and administrative expenses	3,897	3,370	527	16%
Total expenses	143,451	96,302	47,149	49%
Other income (expenses):
Gain (loss) on derivative instruments	59	7,602	(7,543)	(99)%
Gain (loss) on investments in real estate-related securities	9,214	(3,736)	12,950	N/A*
Gain on sale of real estate	1,432	130,140	(128,708)	(99)%
Foreign currency gains (losses)	(945)	(862)	(83)	10%
Interest expense	(18,592)	(15,850)	(2,742)	17%
Interest and other income	1,564	1,152	412	36%
Income (loss) before benefit (provision) for income taxes	(24,424)	113,622	(138,046)	N/A*
Benefit (provision) for income taxes	(2,818)	2,432	(5,250)	N/A*
Provision for income taxes related to sale of real estate	(1,132)	(7,773)	6,641	(85)%
Net income (loss)	$(28,374)	$108,281	$(136,655)	N/A*
* Not a meaningful percentage
Total revenues: The increase in total revenue is primarily due to the additional real estate investments acquired since September 30, 2020. We acquired six real estate investments and had a portfolio of 26 real estate investments as of September 30, 2021 that contained 12.8 million leasable square feet, of which 96% was leased. Total revenues of our same-store properties increased by $4.5 million for the nine months ended September 30, 2021 compared to the same period in 2020. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Property operating expenses: The increase in property operating expenses is primarily due to our significant acquisition activity since September 30, 2020, as described above. Property operating expenses of our same-store properties increased by $5.1 million for the nine months ended September 30, 2021 compared to the same period in 2020. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Real property taxes: The increase in real property taxes is primarily due to our significant acquisition activity since September 30, 2020. Despite this increase, real property taxes of our same-store properties decreased by $578,000 for the nine months ended September 30, 2021 compared to the same period in 2020. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.

Property management fees: The increase in property management fees is primarily due to our significant acquisition activity since September 30, 2020. Property management fees of our same-store properties increased by $266,000 for the nine months ended September 30, 2021 compared to the same period in 2020. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to the additional real estate investments acquired since September 30, 2020.
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV. The increase in these fees is primarily due to the additional real estate investments made since September 30, 2020, as previously described.
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
Gain (loss) on derivative instruments: We enter into interest rate hedging instruments in order to limit our exposure against the variability of future interest rates on our variable interest rate borrowings and enter into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. The gain recorded during the nine months ended September 30, 2020 was primarily due to a foreign currency forward contract related to the proceeds from the sale of Bishop’s Square. We had no currency hedges of that magnitude in 2021.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities which consist of common equities, preferred equities and debt investments of publicly traded REITs.  These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. We incurred realized and unrealized losses during 2020 resulting from stock market declines related to the Coronavirus pandemic. Performance has been significantly better during 2021, and we have experienced realized and unrealized gains for the nine months ended September 30, 2021. For further detail on the gains and losses relating to our investments in real estate-related securities, see Note 2—Significant Accounting Policies in the notes to the accompanying financial statements.
Gain on sale of real estate: We acquired the Domain Apartments in January 2016 for a contract purchase price of $58.1 million and we sold the Domain Apartments for a contract sales price of $80.1 million on January 7, 2020, resulting in the recognition of a gain of $29.5 million related to this sale. Additionally, we acquired Goodyear Crossing II in August 2016 for a contract purchase price of $56.2 million and we sold Goodyear Crossing II for a contract sales price of $72.0 million on February 14, 2020, resulting in a recognition of a gain of $20.2 million related to this sale. We acquired Bishop’s Square in March 2015 for €92.0 million (approximately $103.5 million assuming a rate of $1.13 per EUR as of the acquisition date) and we sold Bishop’s Square in April 2020 for €181.6 million (approximately $198.0 million assuming a rate of $1.09 per EUR as of the date of transaction). We recognized a gain on sale of this asset of $80.4 million, excluding taxes related to the sale, which are described below. We had no property dispositions during the nine months ended September 30, 2021. The $1.4 million gain recorded during the nine months ended September 30, 2021 relates to residual activity relating to the sale of Bishop’s Square, which occurred during April 2020, as described above.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the nine months ended September 30, 2021 and 2020, these gains and losses were primarily related to the effect of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased due to the net increase in our principal amount of indebtedness outstanding during the period resulting from additional real estate investments acquired since September 30, 2020, as offset by the effects of the properties sold during 2020.
Interest and other income: Primarily relates to interest and dividend income associated with our investments in real estate-related securities. The increase in interest and dividend income earned during the nine months ended September 30, 2021 compared to 2020 is due to additional investments in real estate-related securities since September 30, 2020.

Benefit (provision) for income taxes: The change from a $2.4 million benefit to a $2.8 million provision is primarily a result of recording $2.9 million of tax expense during the nine months ended September 30, 2021 to correct the deferred tax asset and related valuation allowance at one of our properties. Additionally, the prior year period included $2.0 million of deferred tax benefit resulting from changes in UK tax regulations. See Note 2—Significant Accounting Policies in the notes to the financial statements.
Provision for income taxes related to sale of real estate: We incurred $7.8 million in income tax during the nine months ended September 30, 2020 as a result of the sale of Bishop’s Square during April 2020, as described above. The $1.1 million incurred during the nine months ended September 30, 2021 relates to the final repatriation of proceeds from the April 2020 sale of Bishop’s Square.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the nine months ended September 30, 2021 includes sixteen properties. The tables below include additional information regarding the operating results of our same-store properties for the current period as compared to the same period in the prior year.

The following table presents the same-store revenues for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, by reportable segment. Total revenues increased by $34.8 million. $30.3 million of this increase is a result of ten additional property acquisitions made since the beginning of 2020, as well as three dispositions during 2020. The remaining $4.5 million increase is related to our same-store properties. See below for additional explanations of notable changes in same-store revenues. All amounts below are in thousands, except for percentages.

	Nine months ended September 30,		Change
	2021	2020	$		%
Revenues
Same-store properties
Domestic office investments	$11,315	$11,419	$(104)		(1)%
Domestic residential/living investments	9,701	9,583	118		1%
Domestic retail investments	20,746	18,937	1,809	(1)	10%
International industrial investments	35,667	32,612	3,055	(2)	9%
International residential/living investments	7,834	8,174	(340)		(4)%
Total same-store properties	$85,263	$80,725	$4,538		6%
Recent acquisitions	41,032	7,095	33,937		N/A*
Disposed properties	—	3,658	(3,658)		(100)%
Total revenues	$126,295	$91,478	$34,817		38%
* Not a meaningful percentage

(1)The increase is primarily due to termination fees in relation to certain tenants at our retail properties, as well as new leasing activity at the properties during that period. Additionally, rent concessions were negotiated with our tenants during the second quarter of 2020 as a result of the Coronavirus pandemic, which resulted in a reduction in rent during 2020. Consumer traffic at these properties has improved to pre-pandemic levels in recent months. We have not granted significant additional rent relief during the nine months ended September 30, 2021.
(2)The increase is primarily due to additional building acquisitions at ABC Westland and the commencement of new leases at the property during the period, as well as the impact of the strengthening of the Euro, British pound and Polish zloty against the U.S. dollar during the nine months ended September 30, 2021 compared with the same period in 2020.

The following table presents the property expenses of each reportable segment for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, by reportable segment. Generally, property expenses increased by $11.6 million primarily as a result of ten additional property acquisitions made since the beginning of 2020. Property expenses of our same-store properties also increased by $4.8 million. See above for additional explanations of notable changes in same-store property expenses. All amounts below are in thousands, except for percentages.

	Nine months ended September 30,		Change
	2021	2020	$		%
Property expenses(1)
Same-store properties
Domestic office investments	$4,205	$4,055	$150		4%
Domestic residential/living investments	4,519	4,887	(368)		(8)%
Domestic retail investments	8,926	8,730	196		2%
International industrial investments	14,900	12,532	2,368	(2)	19%
International residential/living investments	6,415	3,990	2,425	(3)	61%
Total same-store properties	$38,965	$34,194	$4,771		14%
Recent acquisitions	10,856	2,438	8,418		N/A*
Disposed properties	—	1,543	(1,543)		(100)%
Total property expenses	$49,821	$38,175	$11,646		31%
* Not a meaningful percentage

(1)Property expenses include property operating expenses, real property taxes and property management fees.
(2)The increase is primarily due to additional building acquisitions at ABC Westland and as a result of increasing energy costs at the property, as well as the impact of the strengthening of the Euro, British pound and Polish zloty against the U.S. dollar during the nine months ended September 30, 2021 compared with the same period in 2020.
(3)The increase is primarily due to the demolition costs incurred during the period for the renovations at the Montrose property, as well as the impact of the strengthening of the Euro, British pound and Polish zloty against the U.S. dollar during the nine months ended September 30, 2021 compared with the same period in 2020.

The following table presents revenues in excess of property expenses for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, by reportable segment. Total revenues in excess of property expenses increased by $23.2 million primarily as a result of our significant recent acquisition activity. Additionally, total revenues in excess of property expenses of our same-store properties decreased by $0.2 million. See below for additional explanations of notable changes in same-store property revenues in excess of expenses. All amounts below are in thousands, except for percentages.

	Nine months ended September 30,		Change
	2021	2020	$		%
Revenues in excess of property expenses(1)
Same-store properties
Domestic office investments	$7,110	$7,364	$(254)		(3)%
Domestic residential/living investments	5,182	4,696	486		10%
Domestic retail investments	11,820	10,207	1,613	(2)	16%
International industrial investments	20,767	20,080	687	(2)	3%
International residential/living investments	1,419	4,184	(2,765)	(2)	N/A*
Total same-store properties	$46,298	$46,531	$(233)		(1)%
Recent acquisitions	30,176	4,657	25,519		N/A*
Disposed properties	—	2,115	(2,115)		(100)%
Total revenues in excess of property expenses	$76,474	$53,303	$23,171		43%
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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the three and nine months ended September 30, 2021 and 2020 and the period from inception through September 30, 2021 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 31, 2013 (date of inception) through September 30, 2021
	2021	2020	2021	2020
Net income (loss)	$(10,962)	$(7,011)	$(28,374)	$108,281	$17,259
Depreciation and amortization (1)	21,460	15,190	66,403	45,876	263,082
Gain on sale of real estate	—	(39)	(1,432)	(130,140)	(146,017)
Taxes related to sale of real estate	1,132	—	1,132	7,773	8,905
(Gain) loss on securities (2)	(125)	(866)	(9,214)	3,736	(10,677)
Adjustments for noncontrolling interests (3)	—	—	—	—	117
Funds From Operations attributable to common stockholders	$11,505	$7,274	$28,515	$35,526	$132,669
Basic and diluted income (loss) per common share	$(0.08)	$(0.07)	$(0.23)	$1.15	$0.40
Funds From Operations attributable to common stockholders per common share	$0.09	$0.07	$0.24	$0.38	$3.07
Weighted average shares outstanding	132,341	97,520	120,960	93,769	43,284

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•For the three and nine months ended September 30, 2021, our Dealer Manager earned distribution and stockholder servicing fees of $1.6 million and $4.6 million, respectively, which are paid by Hines Global. For the three and nine months ended September 30, 2020, our Dealer Manager earned distribution and stockholder servicing fees of $1.4 million and $4.3 million, respectively. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through September 30, 2021 were $18.2 million.
•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. We do not consider the performance participation allocation in evaluating our operating performance. For the three and nine months ended September 30, 2021, we incurred $4.2 million and $11.7 million, respectively, in performance participation allocation fees. For the three and nine months ended September 30, 2020, we did not incur any performance participation allocation fees. Total performance participation allocation fees incurred were $25.6 million from inception through September 30, 2021. Refer to Note 7—Related Party Transactions for more information on the performance participation allocation.

•For the three and nine months ended September 30, 2021, we recorded noncash adjustments primarily related to amortization of out-of-market lease intangibles, lease incentives and deferred financing costs and straight-line rent adjustments, which increased rental revenue by $0.4 million and $0.2 million, respectively. For the three and nine months ended September 30, 2020 these adjustments increased rental revenue by $0.5 million and $2.0 million, respectively. Total of such adjustments from inception through September 30, 2021 amounted to a net increase to rental revenue of $15.6 million.
•We recorded adjustments related to derivative instruments and foreign currencies, which decreased net income by approximately $1.0 million and $0.9 million for the three and nine months ended September 30, 2021, respectively. For the three and nine months ended September 30, 2020 these adjustments reduced net income by approximately $0.8 million and increased net income by $6.7 million, respectively. The total of such adjustments from inception through September 30, 2021 increased net income by $1.9 million.
As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees to fund distributions to our stockholders. For example, we funded 46% and 65% of total distributions for the nine months ended September 30, 2021 and 2020, respectively, with cash flows from other sources, such as cash flows from investing activities, which may include proceeds from the sale of real estate. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through September 30, 2021, we declared $197.2 million of distributions to our stockholders, compared to our total aggregate FFO of $132.7 million and our total aggregate net income of $17.3 million for that period. For the nine months ended September 30, 2021, we declared $52.0 million of distributions to our stockholders compared to our total aggregate FFO of $28.5 million. For the nine months ended September 30, 2020, we declared $39.6 million of distributions to our stockholders compared to our total aggregate FFO of $35.5 million.

Net Asset Value

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our Net Asset Value (“NAV”). Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at hinesglobalincometrust.com and is also available on our toll-free information line at (888) 220-6121. All parties engaged by us in the calculation of our NAV, including our Advisor, are subject to the oversight of our valuation committee. Generally, all of our real properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus Group U.S. Inc., or Altus, the independent valuation advisor we have engaged to prepare appraisal reviews and carry out a review of the calculation of the NAV for the Company. Altus reviewed the calculation of the new NAV per share of our common stock as of September 30, 2021, as set forth below, and concurred with the calculation of the new NAV per share.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of September 30, 2021:

September 30, 2021
Gross Amount
(in thousands)
Investments in real estate	$2,341,233
Investments in real estate-related securities	67,846
Cash, cash equivalents and restricted cash	87,007
Accounts receivable and other assets	15,274
Mortgage notes, term loans and revolving credit facilities	(1,028,946)
Accrued performance participation allocation	(11,695)
Payables and other liabilities	(56,173)
NAV	$1,414,546
Shares outstanding	137,004
The valuations of our real properties as of September 30, 2021 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type. However, the table below excludes assumptions related to properties acquired in the past 12 months since the acquisition cost of these properties will serve as their value for a period of up to one year following their acquisition, in accordance with our valuation policy.

	Office	Industrial	Retail	Residential/Living	Weighted-Average Basis
Capitalization rate	6.50%	5.56%	6.76%	5.31%	5.80%
Discount rate / internal rate of return (“IRR”)	7.83%	5.90%	7.51%	5.89%	6.29%
Average holding period (years)	7.0	9.7	10.0	10.0	9.6

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Industrial	Retail	Residential/Living	Weighted-Average Values
Capitalization rate (weighted-average)	0.25% decrease	3.36%	3.44%	2.31%	2.84%	3.11%
	0.25% increase	(3.05)%	(3.09)%	(2.14)%	(3.16)%	(2.94)%
Discount rate (weighted-average)	0.25% decrease	1.57%	2.01%	1.94%	2.35%	2.07%
	0.25% increase	(1.48)%	(1.93)%	(1.89)%	(4.29)%	(2.61)%

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of September 30, 2021:

September 30, 2021
Gross Amount
(in thousands)
Total stockholder’s equity	$1,094,264
Adjustments:
Accrued distribution and stockholder servicing fees and issuer costs (1)	36,281
Unrealized net appreciation of real estate investments and debt (2)	123,507
Accumulated depreciation and amortization (3)	150,152
Other adjustments (4)	10,342
Net asset value	$1,414,546
(1)     Our consolidated balance sheet as of September 30, 2021 includes a liability of $31.7 million related to distribution and stockholder servicing fees payable to Hines Securities, Inc. (the "Dealer Manager") in future periods with respect to shares of its common stock. The NAV per share as of September 30, 2021 does not include any liability for distribution and stockholder servicing fees that may become payable after September 30, 2021, since these fees may not ultimately be paid in certain circumstances, including if Hines Global was liquidated or if there was a listing of our common stock. Additionally, the Advisor agreed to advance certain organization and offering costs on our behalf through December 31, 2018. Such costs are reimbursed to the Advisor on a pro-rata basis over the 60-month period that commenced on January 1, 2019. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For purposes of calculating NAV, such costs are recognized as a reduction to NAV as they are reimbursed ratably over 60 months.
(2)    Our real estate investments are generally presented at historical cost in our condensed consolidated financial statements. Additionally, our mortgage notes, term loans and line of credit are presented at their carrying value in our condensed consolidated financial statements. As such, any increases or decreases in the fair market value of our real estate investments and debt instruments are not included in our GAAP results. For purposes of determining our NAV, our real estate and real estate-related investments and certain debt are recorded at fair value. Notwithstanding, our property-level mortgages and corporate-level credit facilities that are intended to be held to maturity, including those subject to interest rates hedges, are valued at par (i.e. at their respective outstanding balances).
(3)    We depreciate our investments in real estate and amortize certain other assets and liabilities in accordance with GAAP. Such depreciation and amortization is not recorded for purposes of determining our NAV.
(4)    Includes adjustments for certain assets and liabilities, which are recorded in accordance with GAAP, but are not included in the determination of our NAV, such as straight-line rent receivables/payables, deferred tax assets/liabilities and accrued leasing costs.

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

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Subsequent Events

Eastgate Park

In October 2021, we acquired Eastgate Park, an industrial logistics property located in Prague, Czech Republic. The net purchase price was €38.0 million (approximately $44.2 million assuming a rate of $1.16 per EUR as of the acquisition date), exclusive of transaction costs and closing prorations. The property consists of approximately 420,000 square feet and is 99% leased.

ABC Westland 668

In October 2021, we acquired ABC Westland 668 for a contract price of €3.3 million (approximately $3.8 million assuming a rate of $1.16 per Euro as of the acquisition date), excluding transaction costs and working capital reserves. ABC Westland 668 is an industrial logistics property located in The Hague, Netherlands. ABC Westland 668 is an addition to our existing ownership interest in ABC Westland, an industrial logistics property located in The Hague, Netherlands, previously acquired in May 2019. The seller is not affiliated with us or our affiliates.

Bradley Business Center

In November 2021, we entered into a purchase and sale agreement to purchase Bradley Business Center, an industrial mixed-use property located in Chicago, Illinois. The contract purchase price for Bradley Business Center is expected to be approximately $97.3 million, exclusive of transaction costs and closing prorations. We funded a $3.0 million earnest money deposit in November 2021. There is no guarantee that this sale will be consummated and our deposit may not be refunded in such event. We expect the closing of this acquisition to occur during the fourth quarter of 2021, subject to a number of closing conditions. However, we can provide no assurance that this acquisition will close on the expected timeline or at all.

WGN Studios

In November 2021, we entered into a purchase and sale agreement to purchase WGN Studios, an office property located in Chicago, Illinois. The contract purchase price for WGN Studios is expected to be approximately $30.5 million, exclusive of transaction costs and closing prorations. We expect the closing of this acquisition to occur during the fourth quarter of 2021, subject to a number of closing conditions. However, we can provide no assurance that this acquisition will close on the expected timeline or at all.

*****

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of September 30, 2021, we were exposed to the market risks described below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of September 30, 2021, we had $831.8 million of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $8.3 million in interest expense. However, further increases in interest rates may not result in comparable increases in interest expense due to the interest rate cap agreements we have in place. See Note 4—Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of September 30, 2021	Reduction in Net Income (Loss) for the Nine months ended September 30, 2021
EUR	$11,711	$1,996
GBP	$5,903	$145

(1) Our real estate assets in Poland were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty exposure upon disposition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of the employees of Hines and its affiliates working remotely due to the Coronavirus pandemic. We are continually monitoring and assessing the impact of the Coronavirus pandemic on our internal controls to minimize its impact on the design and operating effectiveness of our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of November 12, 2021, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

As of September 30, 2021, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 26, 2021 and “Part II–Item 1A. ‘Risk Factors’” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, filed with the SEC on August 16, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 2, 2021, 681.66 restricted Class I shares of our common stock were granted to Dr. Ruth J. Simmons, following her appointment to serve as one of our independent directors in June 2021. Such restricted shares were granted pursuant to a restricted share award agreement between us and Dr. Simmons, as payment of a portion of the pro rata annual compensation payable to Dr. Simmons for service as an independent director on our board of directors for a partial year. The restricted shares were issued without registration under the Securities Act, in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
July 1, 2021 to July 31, 2021	181,337	$10.18	181,337	2,339,935
August 1, 2021 to August 31, 2021	190,096	$10.25	190,096	2,383,003
September 1, 2021 to September 30, 2021	289,397	$10.25	289,397	2,649,116
Total	660,830		660,830

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
3.1
Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Pre- Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11, File No. 333-191106 (the “IPO Registration Statement”) on August 15, 2014 and incorporated by reference herein)

3.2
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the IPO Registration Statement on December 12, 2014 and incorporated by reference herein)

3.3
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 6 to the IPO Registration Statement on August 12, 2015 and incorporated by reference herein)

3.4
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 12 to the IPO Registration Statement on April 28, 2017 and incorporated by reference herein)

3.5
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on October 16, 2017 and incorporated by reference herein)

3.6
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.5 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11. File No. 333-220046 (the “Second Registration Statement”) on December 1, 2017 and incorporated by reference herein)

3.7
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.6 to Pre-Effective Amendment No. 1 to the Second Registration Statement on December 1, 2017 and incorporated by reference herein)

3.8
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.7 to Pre-Effective Amendment No. 1 to the Second Registration Statement on December 1, 2017 and incorporated by reference herein)

3.9
Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the IPO Registration Statement on August 15, 2014 and incorporated by reference herein)

3.10
Amendment No. 1 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.), dated September 23, 2015 (filed as Exhibit 3.5 to Post-Effective Amendment No. 7 to the IPO Registration Statement on November 17, 2015 and incorporated by reference herein)

3.11
Amendment No. 2 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on September 14, 2017 and incorporated by reference herein)

4.1
Sixth Amended and Restated Distribution Reinvestment Plan, effective as of December 4, 2017 (included as Appendix B to the Prospectus included in Post-Effective Amendment No. 11 to the Second Registration Statement on April 12, 2019 and incorporated by reference herein)

10.1
Amended and Restated Credit Agreement dated as of July 30, 2021 among HGIT Properties LP, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 5, 2021 and incorporated by reference herein)

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

99.2*	Consent of Independent Valuation Advisor, Altus Group U.S. Inc.
101.INS*	Instance Document—The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101 SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES GLOBAL INCOME TRUST, INC.

November 12, 2021	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer and
Chairman of the Board of Directors

November 12, 2021	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer