Form 10-K
period 2021-12-31
HINES GLOBAL INCOME TRUST, INC.
filed 2022-03-31
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of March 1, 2022, approximately 32.3 million shares of the registrant’s Class AX common stock, 4.5 million shares of the registrants Class TX common stock, 0.1 million shares of the registrant’s Class IX common stock, 56.0 million shares of the registrant’s Class T common stock, 9.5 million shares of the registrant’s Class S common stock, 22.2 million shares of the registrant’s Class D common stock and 55.5 million shares of the registrant’s Class I common stock were outstanding.

TABLE OF CONTENTS PART I
Item 1.	Business	2
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	48
Item 2.	Properties	49
Item 3.	Legal Proceedings	55
Item 4.	Mine Safety Disclosures	55
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	56
Item 6.	[Reserved]	62
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	62
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	82
Item 8.	Financial Statements and Supplementary Data	83
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	116
Item 9A.	Controls and Procedures	116
Item 9B.	Other Information	117
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	117
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	117
Item 11.	Executive Compensation	124
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	126
Item 13.	Certain Relationships and Related Transactions, and Director Independence	127
Item 14.	Principal Accounting Fees and Services	131
PART IV
Item 15.	Exhibits, Financial Statement Schedules	132
Item 16.	Form 10-K Summary	132
SIGNATURES		140
EX- 21.1	List of Subsidiaries
EX- 23.1	Consent of Deloitte & Touche LLP
EX- 31.1	Certification
EX- 31.2	Certification
EX- 32.1	Certification of CEO & CFO pursuant to Section 906
EX- 99.3	Consent of Altus Group U.S., Inc.

EX- 101	Instance Document
EX- 101	Schema Document
EX- 101	Calculation Linkbase Document
EX- 101	Labels Linkbase Document
EX- 101	Presentation Linkbase Document
EX- 101	Definition Linkbase Document

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

•Distributions have exceeded earnings. Some or all of our distributions have been paid, and may continue to be paid, and during the offering phase, are likely to be paid at least partially from sources such as proceeds from our debt financings, proceeds from our public offerings, cash advances by our advisor, HGIT Advisors LP (the “Advisor”), cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. If we continue to pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

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
We conduct most of our activities through, and most of our real estate investments are held directly or indirectly by, HGIT Properties, LP (formerly known as Hines Global REIT II Properties, LP) (the “Operating Partnership”), which was formed on July 31, 2013. As of December 31, 2021, we owned interests in 31 real estate properties. The properties contain, in the aggregate, 14.1 million square feet of leasable space. The properties represent investments in a variety of real estate classes and geographic markets. See Item 2. Properties for additional information regarding our real estate portfolio.

We have no employees. Our business is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines, under the terms and conditions of an advisory agreement between us, the Operating Partnership and the Advisor (the “Advisory Agreement”). As compensation for these services, we pay our Advisor asset management fees, a performance participation allocation, and fees for other services and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the Advisory Agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by, or for the benefit of, Jeffrey C. Hines, the Chairman of our board of directors and Chief Executive Officer. Hines and its 4,850 employees have over 60 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

Our Public Offerings

We raise capital for our investments through public offerings of our common stock. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014 and commenced our second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Second Offering” or the “Offering”) in December 2017. As a result of the changing landscape in the non-traded REIT industry, the Second Offering reflected a restructuring (the “Restructuring”), that our board of directors believes is in the best interests of our stockholders. We launched our third public offering of up to $2.5 billion in shares of common stock on June 2, 2021 (the “Third Offering” or, together with the Second Offering, the “Follow-on Offerings”). It is our intention to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we intend to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. Through March 31, 2022, we have received aggregate gross offering proceeds of approximately $2.0 billion through our public offerings, including shares issued under our distribution reinvestment plan.

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

We have invested in real estate-related securities and we may invest in debt investments for purposes of generating additional diversification and income as well as to provide additional liquidity for our share redemption program, cash management and other purposes. Real estate-related securities may include, but are not limited to, common or preferred stock of publicly-traded REITs or real estate operating companies, or REOCs, debt or bond securities of such companies, CMBS, U.S. government and agency securities, or other debt and equity securities of public or private real estate-related companies. To the extent that we invest in real estate-related debt, our primary investments may include, but are not limited to, originations of and participations in commercial mortgage loans secured by real estate, B-Notes, mezzanine loans and certain other types of debt-related investments that may help us reach our diversification, liquidity and other investment objectives. During the year ended December 31, 2021, we used and intend to continue to use Security Capital Research & Management Incorporated, who is not an affiliate of Hines, to source, underwrite and service our real estate-related securities and debt investments.

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

Financing Strategy and Policies

As of December 31, 2021, our portfolio was approximately 42% leveraged (based on the most recent valuations of our real estate investments) with a weighted average interest rate of 1.83%. We expect that once we have fully invested the proceeds of our public offerings, our debt financing, including our pro rata share of the debt financing of entities in which we may invest, will be in the range of approximately 40%-60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as we determine to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors.

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

We have not generated and we may continue to be unable to generate sufficient cash flow from operations to fully fund distributions paid. Therefore, our distributions have been paid and may continue to be paid, and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from the sale of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. For example, we funded 41%, 60% and 42% of total distributions for the years ended December 31, 2021, 2020 and 2019, respectively, with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds.

For additional information regarding distributions declared and paid by us, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions History.”

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 2015. Our management believes that we operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for U.S. federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2021, 2020 and 2019 in the accompanying consolidated financial statements. From time to time, the Company records income tax expense comprising of foreign income taxes relating to the operation of its international properties. The Company generally does not expect to have any uncertain tax positions or unrecognized tax benefits requiring disclosure.

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

We believe Hines’ extensive real estate experience and depth and breadth of its organization of approximately 4,850 employees located in 255 cities and 27 countries allows it to better identify investment opportunities for us. However, competition may increase our cost of acquisitions.

Tenants

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. For the year ended December 31, 2021, there were no tenants that individually represented more than 10% of our total rental revenue.

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

The Offering is being made on a “best efforts” basis, whereby the broker dealers participating in the Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial additional funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. As of March 31, 2022, we have raised aggregate gross proceeds of approximately $2.0 billion from the sale of shares in our Public Offering, including shares sold through the distribution reinvestment plan, and as of the date of this Annual Report on Form 10-K, we have owned interests in thirty-one real estate properties. If we are unable to sell a significant number of the shares being offered in the Offering, we are more likely to focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

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

Our cash flow from operations may be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source and we may choose to pay distributions when we do not have sufficient cash flow from operations to fund such distributions. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. For example, we funded 41% of total distributions for 2021 with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds. When we pay distributions in excess of earnings and we use cash flows from financing activities, including offering proceeds and borrowings, to fund distributions, then we have less funds available for operations and for acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, may reduce our stockholders’ overall return and may result in the dilution of our stockholders’ investment. In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ interest in us. Furthermore, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

We have incurred net losses on a GAAP basis in the past and may continue to incur such losses in the future.

For the year ended December 31, 2021 we have incurred net losses, on a GAAP basis, of $39.2 million, and for the year ended December 31, 2020, we have earned net income, on a GAAP basis, of approximately $101.6 million. For the year ended December 31, 2019 we have incurred net losses, on a GAAP basis, of approximately $19.5 million. As a result, we had accumulated distributions in excess of earnings balances, on a GAAP basis, of approximately $212.0 million, $99.5 million and $146.8 million, respectively, as of December 31, 2021, 2020 and 2019. Our net losses and the related accumulated distributions in excess of earnings balances for these periods are largely attributable to depreciation and amortization of our real estate investments as well as acquisition-related fees and expenses that are incurred while we are in the acquisition phase of our life cycle. Therefore, we may continue to incur net losses and accumulated distributions in excess of earnings balances in the future.

Additionally, we incurred comprehensive losses, on a GAAP basis, of approximately $54.4 million for the year ended December 31, 2021, and incurred comprehensive income, on a GAAP basis, of approximately $121.7 million for the year ended December 31, 2020. For the year ended December 31, 2019 we have incurred comprehensive losses, on a GAAP basis, of approximately $16.0 million. These amounts relate to translating the financial statements of our international subsidiaries into U.S. dollars for financial reporting purposes and represent changes in the exchange rates between the functional currencies of these subsidiaries and the U.S. dollar.

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

Our Advisor may choose to receive our common shares or OP Units in lieu of certain fees or distributions. The holders of all OP Units will be entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holders of OP Units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the OP Units held by our Advisor are required to be repurchased, in cash at the holder’s election and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds, or other sources to make the payment, which will reduce cash available for distribution to our stockholders or for investment in our operations. Redemptions of any OP Units that were received by our Advisor in lieu of a cash asset management fee are not subject to monthly and quarterly volume limitations or a 5% holding discount. In addition, shares of our common stock redeemed by the Advisor and its affiliates will not be subject to the monthly and quarterly volume limitations described above, unless such shares were issued in lieu of a cash asset management fee or cash payment for the performance participation allocation, in which case such redemptions do not receive priority over other shares being put for redemption during such period.

Our stockholders’ ability to have their shares redeemed is limited under our share redemption program, and if they are able to have their shares redeemed, it may be at a price that is less than the price they paid for the shares and the then-current market value of the shares.

Our share redemption program contains significant restrictions and limitations. For example, only stockholders who purchase their shares directly from us or who received their shares through a non-cash transaction, not in the secondary market, are eligible to participate, and if holders of shares do not hold their shares for a minimum of one year, then they will only be eligible for redemption at 95% of the transaction price that would otherwise apply. We may choose to redeem fewer shares than have been requested in any particular month to be redeemed under our share redemption program, or none at all, in our discretion at any time. We may redeem fewer shares than have been requested to be redeemed due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in investment properties or other illiquid investments is a better use of our capital than the redemption of our shares. In addition, the total amount of shares that may be redeemed under our share redemption program is limited, in any calendar month, to shares whose aggregate value (based on the transaction price per share on the date on the redemption) is 2% of our aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the transaction price per share in effect when the redemption is effected) is up to 5% of our aggregate NAV as of the last calendar day of the prior calendar quarter.

The vast majority of our assets consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Further, we may invest in real estate-related securities and other securities with the primary goal of maintaining liquidity in support of our share redemption program. Any such investments may result in lower returns than an investment in real estate assets, which could adversely impact our ability to pay distributions and our stockholders’ overall return. Further, if redemption requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our operations, risk having an adverse impact on stockholders whose shares are not redeemed, or should we otherwise determine that investing our liquid assets in investment properties or other investments rather than redeeming our shares is in the best interests of the Company as a whole, then our board of directors may make exceptions to, modify or suspend our share redemption program if in its reasonable judgment it deems such actions to be in our best interest and the best interest of our stockholders. Although our board of directors has the discretion to suspend our share redemption program, our board of directors will not terminate our share redemption program other than in connection with a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law. Upon suspension of our share redemption program, our share redemption program requires our board of directors to consider at least quarterly whether the continued suspension of the program is in our best interest and the best interest of our stockholders; however, we are not required to authorize the re-commencement of the share redemption program within any specified period of time and any suspension may be for an indefinite period, which would be tantamount to a termination. In addition, our board of directors may modify, amend or suspend our share redemption program at any time in its sole discretion. As a result of these limitations, our stockholders’ ability to have their shares redeemed by us may be limited, our shares should be considered as having only limited liquidity and at times may be illiquid. In addition, the redemption price our stockholders may receive upon any such redemption may not be indicative of the price our stockholders would receive if our shares were actively traded or if we were liquidated, and our stockholders should not assume that they will be able to sell all or any portion of their shares back to us pursuant to our share redemption program or to third parties at a price that reflects the then current market value of the shares or at all.

The offering and redemption prices per share of our common stock generally will be based on an NAV determined as of the end of the prior month and will not be based on an NAV per share determined as of the date the shares are purchased or redeemed.

Generally, our offering and redemption prices per share of our common stock will be based on our NAV per share as of the last calendar day of the prior month, plus, in the case of our offering price, applicable upfront selling commissions and dealer manager fees. Our offering and redemption prices will not be based on any public trading market. Certain of our investments and liabilities may be subject to more significant volatility from time to time and could change in value materially between the last calendar day of the prior month as of which the NAV per share is determined and the date that our shares are purchased or redeemed, however the NAV per share determined as of the end of the prior month will generally continue to be used as the basis for the offering price per share and the redemption price per share in the current month. Accordingly, since the offering and redemption prices will be based on an NAV per share determined as of a date that is approximately 30 days prior to the date the shares are purchased or redeemed, the price at which stockholders purchase shares and the price at which stockholders have their shares redeemed may be higher or lower than the actual then-current NAV per share. In addition, in exceptional circumstances we may, in our sole discretion, offer and redeem shares at a price that we believe reflects the NAV per share more appropriately than the NAV per share determined as of the end of the prior month, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. In such exceptional cases, the offering and redemption prices will not equal our NAV per share as of any particular date, but rather will reflect our adjustments to the NAV determined as of the end of the prior month.

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

The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the independent valuation firm and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition, our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to our Advisor and our Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price our stockholders will pay for shares of our common stock in the Offering, and the price at which their shares may be redeemed by us pursuant to our share redemption program, are generally based on our NAV per share, stockholders may pay more than realizable value or receive less than realizable value for their investment.

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

    Our valuation procedures and our NAV are not subject to GAAP, and will not be subject to independent audit. Our NAV may differ from equity (net assets) reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. Additionally, we are dependent on the Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues) that may cause the value of a property to change materially and to promptly notify the independent valuation firm so that the information may be reflected in our real estate portfolio valuation. In addition, the implementation and coordination of our valuation procedures include certain subjective judgments of the Advisor, such as whether the independent valuation firm should be notified of events specific to our properties that could affect their valuations, as well as of the independent valuation firm and other parties we engage, as to whether adjustments to asset and liability valuations are appropriate. Accordingly, investors must rely entirely on our board of directors to adopt appropriate valuation procedures and on the independent valuation firm and other parties we engage in order to arrive at our NAV, which may not correspond to realizable value upon a sale of our assets.

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

Our valuation procedures generally provide that our Advisor will adjust an investment property’s valuation, as necessary, based on known events that have a material impact on the most recent value (adjustments for non-material events may also be made). We are dependent on our Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues, as well as positive events such as new lease agreements) that may cause the value of a property to change materially and to promptly notify the independent valuation firm so that the information may be reflected in our real estate portfolio valuation. Events may transpire that, for a period of time, are unknown to us or the independent valuation firm that may affect the value of a property, and until such information becomes known and is processed, the value of such asset may differ from the value used to determine our NAV. In addition, although we may have information that suggests a change in value of a property may have occurred, there may be a delay in the resulting change in value being reflected in our NAV until such information is appropriately reviewed, verified and processed. Where possible, adjustments generally are made based on events evidenced by proper final documentation. It is possible that an adjustment to the valuation of a property may occur prior to final documentation if the independent valuation firm determines that events warrant adjustments to certain assumptions that materially affect value. However, to the extent that an event has not yet become final based on proper documentation, its impact on the value of the applicable property may not be reflected (or may be only partially reflected) in the calculation of our NAV.

The performance participation allocation payable to the Advisor is calculated on the basis of the overall investment return on OP Units over a calendar year, so it may not be consistent with the return on our stockholders’ shares.

The performance participation allocation payable to the Advisor is calculated on the basis of the overall investment return over a calendar year. As a result of the manner in which the performance participation allocation is calculated, it is not directly tied to the performance of the shares our stockholders purchase, the class of shares investors purchase, or the time period during which our stockholders own their shares. The performance participation allocation may be payable to the Advisor even if the NAV of a stockholder’s shares at the time the performance participation allocation is calculated is below such stockholder’s purchase price, and the thresholds at which increases in NAV count towards the overall return are not based on such stockholder’s purchase price. Because of the class-specific allocations of the ongoing distribution and stockholder servicing fees, which differ among classes, we do not expect the overall return of each class of shares and OP Units to ever be the same. However, if and when the performance participation allocation is payable, the expense will be allocated among all holders of shares and OP Units ratably according to the NAV of their shares or units, regardless of the different returns achieved by different classes of shares during the year. Further, stockholders who redeem their shares during a given year may redeem their shares at a lower NAV per share as a result of an accrual for the estimated performance participation allocation, even if no performance participation allocation is ultimately payable to the Advisor for all or any portion of such calendar year. In addition, if the Advisor earns the performance participation allocation in any given year, it will not be obligated to return any portion of it based on our subsequent performance.

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

In order to provide liquidity to fund redemptions, we may maintain an allocation to a number of sources of liquidity including cash, cash equivalents, other short-term investments, liquid real estate-related securities and borrowing capacity under lines of credit or other debt of up to 20% of our equity. These measures may result in lower returns to our stockholders.

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

If these disruptions in the capital and credit markets should continue as a result of, among other factors, uncertainty, military conflict, including the escalating conflict resulting from Russia’s February 2022 military invasion of Ukraine, disruption caused by the impact of the Coronavirus or other pandemics, changing regulation, changes in trade agreements, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. While we have no direct real estate exposure to Russia or Ukraine, the effects of this military conflict could result in adverse impacts to the Company. Specifically, the escalating conflict between Russia and Ukraine, and resulting market volatility, could adversely affect the Company’s business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of these restrictive actions, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. In addition, we own investment properties in Europe, including, without limitation, two investment properties in Poland and one investment property in the Czech Republic, which may be at a heightened risk of being negatively impacted by the escalating military conflict between Russia and Ukraine, given their proximity to Ukraine. In addition, Poland has seen the largest influx of Ukrainian refugees of all countries in Europe. The disruption caused by this conflict could negatively impact the businesses of our tenants, especially those whose businesses are adversely impacted by the significant sanctions imposed on Russia by the U.S. and other countries following Russia’s invasion of Ukraine, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries, as well as other policies.

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

The Coronavirus pandemic has had, and is expected to continue to have, an adverse impact on overall market conditions. Governments and other authorities around the world, including in the United Kingdom and in many states across the U.S. where our assets are located, have imposed measures intended to control its spread, including quarantines, mask requirements and social distancing measures. While operations in many areas have been allowed to fully or partially re-open, no assurance can be given that such closures or restrictions will not continue to occur. These restrictions have significantly disrupted business activity globally, including in the markets where we invest, and could have an adverse impact on the performance of certain of our investments.

While it is difficult to ascertain the long term impact it will have on commercial real estate markets and our investments, it presents material uncertainty and risk with respect to the current and future performance and value of our investments. Investments in investment properties and real estate-related securities have been impacted by the pandemic and in some cases significantly. Our tenants operate in industries which have been adversely affected by the disruption to business caused by the outbreak of the Coronavirus. As of December 31, 2021, we owned two retail properties, which comprised 10% of our portfolio, based on the estimated value of our real estate investments as of that date, and comprised 16% of our total revenue for the year ended December 31, 2021. While rent collections were adversely affected in the early months of the pandemic, consumer traffic at these properties has recovered to near pre-pandemic levels in recent months. However, rising infection rates and the potential for additional government mandated shutdowns could reduce consumer traffic at the Company’s retail properties and negatively impact future rent collections.

Although vaccines for the Coronavirus have generally been made available to the public in the U.S. and many countries around the world, there remain several uncertainties regarding the global rollout of the vaccines, including the effectiveness of the vaccines and subsequent boosters once widely administered, the level of resistance new strains of the virus have to the existing vaccines, if any, and the amount of the population that is willing and able to receive the proper dosage of the vaccinations. Until more information on the vaccine’s efficacy is released, the pandemic and responses to the pandemic may continue to cause disruptions to economic conditions, which could have a material adverse effect on our performance, financial condition, access to capital and sources of funding, results of operations, and cash flows. Additionally, the extent to which the Coronavirus could adversely affect our investments and operations, as well as our ability to make distributions to stockholders cannot be predicted with confidence.

Yields on and safety of deposits may be lower if there are extensive declines in the financial markets.

Until we invest the proceeds of the Offering in investment properties and other real estate investments, we may hold those funds in investments, including money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. Unusual declines in the financial markets, similar to those experienced during the Great Recession, could result in a loss of some or all of these funds. In particular, money market funds may experience intense redemption pressure and have difficulty satisfying redemption requests. As a result, we may not be able to access the cash in our money market investments. In addition, current yields from these investments are minimal.

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

As of December 31, 2021, we had approximately $1.3 billion of outstanding indebtedness, which, upon final maturity, we will need to refinance or repay. See Note 5 — Debt Financing for a tabular presentation of our outstanding indebtedness. There can be no assurances we will be able to refinance our indebtedness (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt, or (3) at all.

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

As of December 31, 2021, $698.2 million of our outstanding debt bore interest at floating rates based on LIBOR. Our loan agreements provide for procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. However, there can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. The discontinuation or modification of LIBOR could result in interest rate increases on our debt, which could adversely affect our cash flow, operating results and ability to make distributions to our stockholders at expected levels or at all.

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

The past performance of other investment vehicles sponsored by Hines or its affiliates may not be indicative of our future results, and we may not be able to successfully operate our business and implement our investment strategy, which may be different in a number of respects from the operations previously conducted by Hines. In addition, Hines has limited experience in acquiring and operating certain types of real estate investments that we may acquire. For example, a significant amount of real estate investments that have been made by Hines’ other investment vehicles have consisted of acquisitions and development of office or industrial properties or land. Therefore, we will need to use third parties to source or manage investments in which Hines has limited experience. Although we primarily expect to invest in investment properties, to a lesser extent, we plan to invest in real estate-related securities to provide a source of liquidity for our share redemption program, cash management and other purposes. Hines has limited experience in sourcing and managing investments in real estate-related securities, so we have engaged a third party to source and manage our real estate-related securities investments, subject to investment guidelines approved by our board of directors, including a majority of our independent directors. In addition, a significant portion of Hines’ other programs and investments involve development projects. Although we are able to invest in development projects, we do not anticipate that a significant portion of the proceeds from this offering will be invested in development projects. As a result of all of these factors, investors should not rely on the past performance of other investment vehicles sponsored by Hines and its affiliates to predict, or as an indication of, our future performance.

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

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Therefore, an investment in our common stock will be subject to greater risk to the extent that we lack a geographically diversified portfolio. As of December 31, 2021, we owned interests in thirty-one real estate investments and, based on our pro rata share of the estimated value of our real estate investments, 60% of them are located throughout the United States, 16% are located in The Netherlands, and 14% are located in the United Kingdom. Please see Item 2. Properties for additional information regarding our investments, including market concentration.

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in those industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on leased square footage of our commercial real estate properties, as of December 31, 2021, approximately 28% is leased to tenants in the transportation and warehousing industry, 19% is leased to tenants in the retail- online/catalog industry, and 11% is leased to tenants in the manufacturing industry. Please see Item 2. Properties for additional information regarding our investments, including industry concentration.

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

We expect that rental income from investment properties will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. For the year ended December 31, 2021, there were no tenants that individually represented more than 10% of our total rental revenue. The weakening of the financial condition or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations and our ability to pay distributions.

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

The development of negative economic conditions in the markets in which we operate may significantly affect occupancy, rental rates and our ability to collect rent from our tenants, as well as our property values, which could have a material adverse impact on our cash flows, operating results and carrying value of investment property. For example, an economic recession or rise in interest rates could make it more difficult for us to lease investment properties, may require us to lease the investment properties we acquire at lower rental rates and may lead to an increase in tenant defaults. In addition, these conditions may also lead to a decline in the value of our properties and make it more difficult for us to dispose of these properties at an attractive price. Other risks that may affect conditions in the markets in which we operate include:

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

We are relying and intend to continue to rely in part on borrowings under credit facilities and other external sources of financing to fund the costs of new investments, capital expenditures and other items. This may also include our use of short-term mortgage notes to fund our long-term investments in investment properties, which could result in the maturity date of such notes being reached prior to a time when the properties securing the notes are generating sufficient cash flows to repay the debt. Accordingly, we are subject to the risks that our cash flow will not be sufficient to cover required debt service payments and that we will be unable to meet other covenants or requirements in the credit agreements.

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

Uninsured losses relating to investment properties may adversely impact the value of our portfolio.

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

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of investment property may be liable for the cost of removal or remediation of hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances.

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

Risks related to the development of investment properties may have an adverse effect on our results of operations and returns to our stockholders.

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

Delays in the development and construction of investment properties may have adverse effects on portfolio diversification, results of operations and returns to our stockholders.

If we experience delays in the development of our investment properties, it could adversely affect returns to our stockholders. When properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months or longer to complete construction, to rent available space, and for rent payments to commence. Therefore, we may not receive any income from these properties and our ability to pay distributions to our stockholders could suffer. If we are delayed in the completion of any such construction project, our tenants may have the right to terminate preconstruction leases for space at such newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of these factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly-constructed projects. Furthermore, the price we agree to pay for an investment property will be based on our projections of rental income and expenses and estimates of the fair market value of the investment property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

Changes in supply of or demand for similar properties in a particular area may increase the price of real estate assets we may seek to purchase or adversely affect the value of the properties we own.

The real estate industry is subject to market forces and we are unable to predict certain market changes including changes in supply of or demand for similar properties in a particular area. For example, if demand for the types of real estate assets in which we seek to invest were to sharply increase or supply of those assets were to sharply decrease, the prices of those assets could rise significantly. Any potential purchase of an overpriced asset could decrease our rate of return on these investments and result in lower operating results and overall returns to our stockholders. Likewise, a sharp increase in supply could adversely affect lease rates and occupancy, which could result in lower operating results and overall returns to our stockholders.

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

Seven of the thirty-one properties currently in our portfolio as of December 31, 2021 are multi-family residential properties and we expect to acquire additional multi-family residential properties in the future. Substantially all of our multifamily community leases are and will continue to be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

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

In order to qualify as a REIT, we will not be able to operate or participate in the decisions affecting the daily operations of any hospitality, leisure or healthcare properties that we acquire. We may lease any hospitality, leisure or healthcare properties we acquire to a TRS in which we may own up to a 100% interest. In such an event our TRS will enter into management agreements with eligible independent contractors, potentially including Hines or its affiliates, that are not our subsidiaries or otherwise controlled by us to manage these properties. Thus, independent operators, under management agreements with our TRS, will control the daily operations of our hospitality, leisure and healthcare-related properties.

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

If we make or invest in loans, we will be at risk of default by the borrowers on those loans. These defaults may be caused by many conditions beyond our control, including interest rate levels and local and other economic conditions affecting real estate values. We may invest in unsecured loans. Even with respect to loans secured by investment properties, we will not know whether the values of the properties securing the loans will remain at the levels existing on the dates of origination of the loans. If the values of such underlying properties drop, our risk will increase with respect to secured loans because of the lower value of the security associated with such loans.

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

If there are defaults under our loans secured by investment properties, we may not be able to repossess and sell the underlying properties quickly. The resulting time delay could reduce the value of our investment in the defaulted loans. An action to foreclose on a property securing a loan is regulated by state statutes and rules and is subject to many of the delays and expenses of other lawsuits if the defendant raises defenses or counterclaims. In the event of default by a borrower, these restrictions, among other things, may impede our ability to foreclose on or sell the secured property or to obtain proceeds sufficient to repay all amounts due to us on the loan.

We may make or invest in mezzanine loans, which involve greater risks of loss than senior loans secured by investment properties.

We may make or invest in mezzanine loans that generally take the form of subordinated loans secured by second mortgages on the underlying investment property or loans secured by a pledge of the ownership interests of an entity that directly or indirectly owns investment property. These types of investments involve a higher degree of risk than long-term senior mortgage loans secured by investment property because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of such entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our mezzanine loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt. As a result, we may not recover some or all of our investment. In addition, mezzanine loans may have higher loan-to-value ratios than traditional mortgage loans, resulting in less equity in the investment property and increasing our risk of loss of principal.

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
•existing or new laws relating to the foreign ownership of investment property or loans and laws restricting the ability of foreign persons or companies to remove profits earned from activities within the country to the person’s or company’s country of origin;
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

As of December 31, 2021, fifteen of our thirty-one properties were located outside the U.S. and the revenues generated from those properties were denominated in the local currency. This has from time to time negatively impacted our NAV and may continue to negatively impact our NAV in the future.

The United Kingdom’s determination to exit the European Union could adversely affect market rental rates and commercial real estate values in the United Kingdom and Europe.
On June 23, 2016, the United Kingdom held a non-binding referendum in which a majority of voters voted in favor of the United Kingdom’s exit from the European Union. On March 29, 2017, the United Kingdom gave formal notice of its exit from the European Union and commenced the two-year period of negotiations to determine the terms of the United Kingdom’s relationship with the European Union after the exit, including, among other things, the terms of trade between the United Kingdom and the European Union. The effects of the exit will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. The announcement of the Brexit vote caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies such as the Euro may adversely affect our results of operations. The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty when any relationship will be agreed and implemented. The United Kingdom ceased to be a member state of the European Union on January 31, 2020. The United Kingdom and the European Union agreed to a transition period from February 1, 2020 until December 31, 2020 to negotiate the terms of their future relationship. On December 31, 2020, the United Kingdom passed legislation giving effect to the trade and cooperation agreement, which took effect on May 1, 2021. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it relates to trade, transport, visas, judicial, law enforcement and security matters, and provides for continued participation in community programs and mechanisms for dispute resolution. Notably, under the trade and cooperation agreement, United Kingdom service suppliers no longer benefit from automatic access to the entire European Union single market, United Kingdom goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the United Kingdom and the European Union. The uncertainty caused by the departure of the United Kingdom from the European Union and the application of the terms of the trade and cooperation agreement may:

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

As of December 31, 2021, 14% of our real estate investment portfolio consisted of seven properties located in the United Kingdom (based on the estimated aggregate value of our real estate investments). A decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our portfolio, which could, among other things, adversely affect our business and financial condition.

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

We owned a 99.99% general partner interest in the Operating Partnership as of December 31, 2021. Hines Global REIT II Associates Limited Partnership owns the remaining interest in the Operating Partnership, and the Advisor holds the Special OP Units in the Operating Partnership, which were issued as consideration for an obligation by Hines and its affiliates to perform future services in connection with our real estate operations. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision will not apply to claims under the Securities Act or the Exchange Act. Similarly, this choice of forum provision will not apply to actions arising out of, or in connection with, the sale of securities in, or the violation of the laws of, the states and other (non-federal) jurisdictions in which the Issuer’s shares are sold pursuant to the offering; provided that the inapplicability of this choice of forum provision to such actions will not cause this provision to be inapplicable to other types of claims, whether they are brought concurrently with or before or after actions arising out of, or in connection with, the sale of securities in, or the violation of the laws of, the states and other (non-federal) jurisdictions in which the Issuer’s shares are sold pursuant to the offering. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs' attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the Maryland General Corporation Law to authorizes the adoption of such provisions.

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

Our Advisor is paid an asset management fee for its services based on our NAV, which is calculated based in part on information provided by our Advisor. In addition, the distributions to be received by our Advisor with respect to its performance participation interest in the Operating Partnership will be based in part upon the Operating Partnership’s net assets (which is a component of our NAV). The calculation of our NAV includes certain subjective judgments with respect to estimating, for example, the value of our portfolio and our accrued expenses, net portfolio income and liabilities, and therefore, our NAV may not correspond to realizable value upon a sale of those assets. Our Advisor may benefit by us retaining ownership of our assets at times when our stockholders may be better served by the sale or disposition of our assets in order to avoid a reduction in our NAV. If our NAV is calculated in a way that is not reflective of our actual NAV, then the purchase price of shares of our common stock or the price paid for the redemption of our stockholders’ shares of common stock on a given date may not accurately reflect the value of our portfolio, and our stockholders’ shares may be worth less than the purchase price or more than the redemption price.

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

Investments in foreign investment properties may be subject to foreign currency gains and losses. Certain foreign currency gains will generally be excluded from income for purposes of determining our compliance with one or both of the REIT gross income tests; however, under certain circumstances (for example, if we regularly trade in foreign securities) such gains will be treated as non-qualifying income. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal income and other taxes on our income as a result of foreign currency gains.

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

A foreign person disposing of a U.S. investment property interest, including shares of a U.S. corporation whose assets consist principally of U.S. investment property interests, is generally subject to tax under FIRPTA on the gain recognized on such disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” In addition, FIRPTA will apply if we make a distribution that is attributable to gain recognized by us on a disposition of a U.S. investment property interest, even if we are domestically controlled, except with respect to “qualified foreign pension plans.” A REIT is “domestically controlled” if less than 50% of the REIT’s capital stock, by value, has been owned, directly and indirectly, by persons who are not U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

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

We may purchase investment properties and lease them back to the sellers of such properties. We will use commercially reasonable efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, but cannot assure our stockholders that the IRS will not challenge such characterization. In the event that any such sale-leaseback transaction is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation relating to such property would be disallowed. We might fail to satisfy the REIT qualification “asset tests” or the “income tests” and, consequently, lose our REIT status effective with the year of recharacterization if a sale-leaseback transaction were so recharacterized. Alternatively, the amount of our REIT taxable income could be recalculated which might also cause us to fail to meet the distribution requirement for a taxable year.

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

The failure of a mezzanine loan or any other loan which is not secured by a mortgage on investment property to qualify as a real estate asset could adversely affect our ability to qualify as a REIT.

The IRS has issued Revenue Procedure 2003-65, which provides a safe harbor pursuant to which a mezzanine loan that is secured by interests in a pass-through entity will be treated by the IRS as a real estate asset for purposes of the REIT tests, and interest derived from such loan will be treated as qualifying mortgage interest for purposes of the REIT 75% income test. Although the Revenue Procedure provides a safe harbor on which taxpayers may rely, it does not prescribe rules of substantive tax law. We may make investments in loans secured by interests in pass-through entities in a manner that complies with the various requirements applicable to our qualification as a REIT. To the extent, however, that any such loans do not satisfy all of the requirements for reliance on the safe harbor set forth in the Revenue Procedure, there can be no assurance that the IRS will not challenge the tax treatment of such loans, which could jeopardize our ability to qualify as a REIT. Similarly, any other loan which we make which is not secured by a mortgage on investment property may fail to qualify as a real estate asset for purposes of the REIT qualification tests and therefore could adversely affect our ability to qualify as a REIT.

Legislative or regulatory action could adversely affect us and/or our stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, including the passage of the Tax Cuts and Jobs Act of 2017. Federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, has been enacted that makes technical corrections to, or modifies on a temporary basis, certain of the provisions of the Tax Cuts and Jobs Act of 2017, and it is possible that additional such legislation may be enacted in the future. The full impact of the Tax Cuts and Jobs Act of 2017 and the CARES Act may not become evident for some period of time. In addition, there can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results. We cannot predict whether, when or to what extent any new U.S. federal tax laws, regulations, interpretations or rulings will impact the real estate investment industry or REITs. Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without your vote or the vote of our other stockholders.

Our stockholders should consult with their own tax advisors with respect to the status of the Tax Cuts and Jobs Act and other legislative, regulatory or administrative developments and proposals and their potential effect on their investment in shares of our common stock.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2021, we owned thirty-one real estate investments. The following table provides additional information regarding each of these properties, and is presented as of December 31, 2021.

Property (1)	Location	Date Acquired	Leasable Square Feet	Percent Leased
Office Investments
Cottonwood Corporate Center	Salt Lake City, Utah	7/2016	487,597	70%
1015 Half Street	Washington D.C.	5/2021	396,344	95%
Waypoint	Torrance, California	12/2021	146,477	95%
Total Office			1,030,418	83%

Industrial Investments
Domestic Industrial
Advanced Manufacturing Portfolio	Santa Clara, California	8/2020	417,023	96%
6000 Schertz Parkway	Schertz, Texas	12/2020	1,262,294	100%
900 Patrol Road	Jeffersonville, Indiana	5/2021	1,015,740	100%
Miramar Activity Business Center	Miramar, California	6/2021	163,764	94%
Total Domestic Industrial			2,858,821	99%

Central Europe Industrial
Fresh Park Venlo	Venlo, Netherlands	10/2018	2,924,258	95%
Maintal Logistics	Frankfurt, Germany	12/2018	394,982	94%
ABC Westland	The Hague, Netherlands	5/2019	1,555,741	96%
Gdańsk PL II	Gdańsk, Poland	9/2019	346,996	100%
Łódź Urban Logistics	Łódź, Poland	9/2019	389,229	100%
Madrid Airport Complex	Madrid, Spain	6/2020	467,013	100%
Eastgate Park	Prague, Czech Republic	10/2021	420,888	96%
Total Central Europe Industrial			6,499,107	96%

U.K. Industrial
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	11/2019	145,452	100%
DSG Bristol	Bristol, United Kingdom	11/2019	269,089	100%
Royal Mail (2)	Edinburgh, United Kingdom	12/2019	212,028	100%
Wakefield Logistics	Wakefield, United Kingdom	7/2020	207,115	100%
5100 Cross Point	Coventry, United Kingdom	12/2020	146,652	100%
Total U.K. Industrial			980,336	100%
Total Industrial			10,338,264	97%

Residential/Living Investments
Domestic Residential/Living
Venue Museum District (3)	Houston, Texas	9/2018	294,964	92%
The Alloy (4)	College Park, Maryland	11/2019	230,902	98%	(11)
The Emerson (5)	Centreville, Virginia	1/2020	348,341	97%
Center Place (6)	Providence, Rhode Island	12/2021	242,108	93%
Total Domestic Residential/Living			1,116,315	95%

International Residential/Living
Montrose Student Residences (7)	Dublin, Ireland	3/2017	53,835	17%	(12)
Queen’s Court Student Residences (8)	Reading, United Kingdom	10/2017	79,115	84%	(11)
Glasgow West End (9)	Glasgow, United Kingdom	9/2019	113,389	100%	(11)
Total International Residential/Living			246,339	77%
Total Residential/Living			1,362,654	92%

Property (1)	Location	Date Acquired	Leasable Square Feet	Percent Leased
Retail Investments
Rookwood	Cincinnati, Ohio	1/2017	596,171	93%
Promenade Shops at Briargate	Colorado Springs, Colorado	9/2019	237,546	92%
Total Retail			833,717	93%

Other Investments (10)
5301 Patrick Henry	Santa Clara, California	2/2021	129,199	100%
Bradley Business Center	Chicago, Illinois	11/2021	314,780	95%
WGN Studios	Chicago, Illinois	11/2021	131,515	100%
Total Other			575,494	98%

Total for All Investments			14,140,547	96%
(1)On December 31, 2021, we effectively owned a 99.99% interest in the thirty-one properties acquired prior to December 31, 2021 through our ownership interest in the Operating Partnership as its sole general partner. Hines Global REIT II Associates Limited Partnership (“HALP II”), an affiliate of Hines, owned the remaining 0.01% interest in the Operating Partnership.
(2)In March 2022, we sold Royal Mail for a contract price of £34.7 million (approximately $46.5 million assuming a rate of $1.34 per GBP as of the date of transaction) and repaid the associated mortgage loan in full.
(3)Venue Museum District consists of 224 units with an average effective monthly rental rate of $2,284 per unit as of December 31, 2021. In March 2022, we sold Venue Museum District for a contract price of $76.0 million.
(4)The Alloy consists of 275 units with an average effective monthly rental rate of $2,373 per unit as of December 31, 2021.
(5)The Emerson consists of 355 units with an average effective monthly rental rate of $1,992 per unit as of December 31, 2021.
(6)Center Place consists of 223 units with an average effective monthly rental rate of $3,481 per unit as of December 31, 2021.
(7)As discussed in more detail below, Montrose Student Residences is not currently in operation, and accordingly has no average effective weekly rental rate to report for its vacant 210 beds as of December 31, 2021.
(8)The Queen’s Court Student Residences consists of 395 beds with an average effective weekly rental rate of €207 (approximately $279 assuming a rate of $1.35 per GBP as of December 31, 2021) per bed.
(9)Glasgow West End consists of 606 beds with an average effective weekly rental rate of £203 (approximately $274 assuming a rate of $1.35 per GBP as of December 31, 2021) per bed.
(10)Includes properties that do not meet any of the other asset categories. As of December 31, 2021, these properties include 5301 Patrick Henry, a manufacturing research and design campus, Bradley Business Center, a mixed-use facility that includes medical office, office, industrial and experiential retail tenants, and WGN Studios, a local TV network studio.
(11)Represents the average projected occupancy for these projects over the 2021/2022 academic year based on leases signed to date. Leases at student housing properties are signed in advance of an academic year and units in our student housing properties are considered occupied if we have a signed lease for the unit for the academic year and have not issued a refund for the unit even if the property is not physically occupied.
(12)In August 2020, we proactively closed the residential accommodations at Montrose, our student housing property located in Ireland, in order to more efficiently perform renovations including the replacement of certain building safety equipment systems. During the first half of 2021, we expanded the scope of the overall renovation beyond what was originally planned for the project. We currently estimate the total renovation cost to be approximately $26.0 million to $28.0 million, and expect the renovation to be completed during the third quarter of 2022. As a result of this closure, we expect a reduction of revenues in excess of property expenses of approximately $3.0 million to $4.0 million compared to prior years.

Recent Acquisitions of Investment Property

In February 2021, the Company acquired 5301 Patrick Henry, a manufacturing research and development campus located in Santa Clara, California. The net purchase price for 5301 Patrick Henry was $68.0 million, exclusive of transaction costs and working capital reserves.

In April 2021, the Company acquired an additional building at ABC Westland, the industrial property located in The Hague, Netherlands in which the Company invested in May 2019. The net purchase price for the additional building, ABC Westland A3.2, was €7.3 million (approximately $8.9 million, assuming a rate of $1.22 per EUR as of the acquisition date), exclusive of transaction costs and working capital reserves. Similar to the Company’s acquisition of Bratzler ABC Westland in February 2020, the acquisition of ABC Westland A3.2 further expands the Company’s investment in ABC Westland.

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

In October 2021, the Company acquired Eastgate Park, an industrial logistics property located in Prague, Czech Republic. The net purchase price was €38.7 million (approximately $45.1 million assuming a rate of $1.16 per EUR as of the acquisition date), exclusive of transaction costs and working capital reserves.

In October 2021, the Company acquired an additional building at ABC Westland, the industrial property located in The Hague, Netherlands. The net purchase price for the additional building, ABC Westland 668 was €3.3 million (approximately $3.8 million assuming a rate of $1.16 per Euro as of the acquisition date), excluding transaction costs and working capital reserves. Similar to the Company’s acquisition of ABC Bratzler and ABC A3.2, this acquisition further expands the Company’s investment in ABC Westland, which the Company acquired in May 2019.

In November 2021, the Company acquired Bradley Business Center, an industrial mixed-use property located in Chicago, Illinois. The net purchase price for Bradley Business Center was $73.3 million, exclusive of transaction costs and working capital reserves.

In November 2021, the Company acquired WGN Studios, an office property located in Chicago, Illinois. The net purchase price for WGN Studios was $30.9 million, exclusive of transaction costs and working capital reserves.

In December 2021, the Company acquired Waypoint, an office property located in Torrance, California. The net purchase price for Waypoint was $41.9 million, exclusive of transaction costs and working capital reserves.

In December 2021, the Company acquired Center Place, an office property located in Providence, Rhode Island. The net purchase price for Center Place was $74.9 million, exclusive of transaction costs and working capital reserves.

In January 2022, the Company acquired the remaining three buildings of Bradley Business Center. The contract purchase price for the remaining Bradley Business Center buildings was $24.9 million, exclusive of transaction costs and closing prorations.

In January 2022, the Company acquired Liberty Station, an office property located in San Diego, California. The contract purchase price was approximately $120.0 million exclusive of transaction costs and closing prorations.

In February 2022, the Company acquired 1315 N. Branch, an office property located in Chicago, Illinois. The contract purchase price of 1315 N. Branch was approximately $47.0 million exclusive of transaction costs and closing prorations.

In February 2022, the Company acquired Burbank Media Studios, a studio building located in Burbank, California. The contract purchase price was approximately $42.5 million exclusive of transaction costs and closing prorations.

Investment Type

Our portfolio is comprised of investments in a variety of real estate asset classes, including retail, office, industrial, residential/living which includes multi-family and student housing properties, and other, which includes 5301 Patrick Henry, Bradley Business Center and WGN Studios. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of December 31, 2021 (the “Estimated Values”), which are consistent with the values used to determine our NAV per share as of that date.

Lease Expirations

The following table lists the scheduled lease expirations and related expiring base rents of our commercial properties for each of the years ending December 31, 2022 through December 31, 2031 and the period thereafter for the commercial properties we owned as of December 31, 2021. It does not include the effect of our residential/living or student housing properties due to the short term nature of these leases. The table also shows the approximate leasable square feet represented by the applicable lease expirations.

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases (in thousands)	Percent of Total Annual Base Rental Income
2022	61	756,935	6.2%	$9,441	6.2%
2023	75	1,360,875	11.1%	$17,501	11.4%
2024	62	1,050,060	8.5%	$13,700	8.9%
2025	45	1,256,395	10.2%	$16,089	10.5%
2026	47	1,651,878	13.4%	$21,374	13.9%
2027	21	1,325,283	10.8%	$9,470	6.2%
2028	13	1,838,069	14.9%	$12,259	8.0%
2029	19	311,403	2.5%	$9,577	6.2%
2030	18	1,509,791	12.3%	$14,790	9.6%
2031	9	505,296	4.1%	$5,848	3.7%
Thereafter	24	730,633	6.0%	$23,434	15.4%

Market Concentration
The following charts depict the location of our real estate investments as of December 31, 2021. Approximately 60% of our portfolio is located throughout the United States and approximately 40% is located internationally (based on our pro rata share of the Estimated Value of each of the real estate investments).

Industry Concentration

The following table provides a summary of the industry concentration of the tenants in our commercial properties based on their leased square footage as of December 31, 2021:

*Other is made up of industries which individually comprise less than 2% of our portfolio and includes: Healthcare, Electronics/Computer, Finance and Insurance, Administrative and Support Services, Oil and Gas, Hospitality, Utilities and Construction.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of March 31, 2022, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The table below discloses each class of shares of our common stock outstanding as of December 31, 2021, which were in the aggregate held by a total of 26,106 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.

	Class T	Class S	Class D	Class I	Class AX	Class TX	Class IX	Class JX
Shares outstanding	53,176	3,299	19,000	42,261	29,377	7,606	87	—

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our public offerings in their effort to comply with National Association of Securities Dealers (“NASD”) Rule 2340, we disclose in each Annual Report on Form 10-K a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares and such statements should not be used for any other purpose. On January 14, 2022, we announced a new net asset value (“NAV”) per share of our common stock of $10.78 as of December 31, 2021. The NAV was determined by us and our Advisor and was approved by our valuation committee and the board of directors. The new NAV per share was determined in accordance with our valuation policy in effect prior to the Restructuring and utilizing guidelines established by the Investment Program Association Practice Guideline 2013-01 — “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013.

Shares in our Offering are offered at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The “transaction price” generally will be equal to the most recently determined NAV per share as of the end of the prior month. We began determining an NAV per share on a monthly basis as of the end of January 2018. However, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. Subsequent to December 31, 2021, we have determined NAVs per share as of January 31, 2022 and February 28, 2022 of $10.82 per share and $10.85 per share, respectively. For additional information regarding the valuation methodologies and assumptions used to determine our NAV as of January 31, 2022 and February 28, 2022, please refer to our Current Reports on Form 8-K filed on February 11, 2022 and March 17, 2022, respectively, with the SEC. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — NAV History” for additional information regarding changes in our NAV.

The below information describes the valuation methodologies, assumptions and limitations used in determining our NAV as of December 31, 2021. We cannot assure you that this NAV per share, or the method used to establish it, complies with the ERISA or IRS requirements.

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our NAV. Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at www.hinesglobalincometrust.com and is also available on our toll-free information line at (888) 220-6121. See our Valuation Policy and Procedures incorporated by reference into this Annual Report on Form 10-K for a more detailed description of our valuation procedures, including important disclosure regarding interim investment property valuations provided by our Advisor and reviewed by Altus Group U.S., Inc., or Altus. Altus is the independent valuation firm we have engaged to assist in the determination of our NAV per share and to provide us with a conclusion with respect to the reasonableness of our NAV per share for each class of shares of our common stock. All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our valuation committee. Generally, all of our investment properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus. Altus concluded that the NAV per share of our common stock as of December 31, 2021 set forth below is reasonable. Additionally, although not required by our valuation policy, our valuation committee and our board of directors have approved the NAV per share as of December 31, 2021, as calculated by us and our Advisor.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of December 31, 2021 (the NAV per share is the same for each class of shares of our common stock):

December 31, 2021
Gross Amount
(in thousands)
Investments in real estate	$2,709,645
Investments in real estate-related securities	78,187
Cash, cash equivalents and restricted cash	207,713
Accounts receivable and other assets	15,851
Mortgage notes, term loans and revolving credit facilities	(1,250,861)
Accrued performance participation allocation	(24,790)
Payables and other liabilities	(67,479)
NAV	$1,668,266
Shares outstanding	154,810
NAV per common share outstanding	$10.78

The valuations of our investment properties as of December 31, 2021 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type. However, the table below excludes assumptions related to properties acquired in the past 12 months since the acquisition cost of these properties will serve as their value for a period of up to one year following their acquisition, in accordance with our valuation policy.

	Office	Industrial	Retail	Multi-Family (1)	Other	Weighted-Average Basis
Exit capitalization rate	6.50%	5.06%	6.76%	5.13%	5.50%	5.44%
Discount rate / internal rate of return (“IRR”)	7.09%	6.07%	7.35%	6.31%	6.00%	6.40%
Average holding period (years)	7.0	9.7	10.0	10.0	11.0	9.7
(1) Includes student-housing properties

A change in the rates used would impact the calculation of the value of our investment properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our investment properties:

Input	Hypothetical Change	Office	Industrial	Retail	Multi-Family	Other	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	3.39%	3.29%	2.32%	3.10%	4.35%	3.15%
	0.25% increase	(3.14)%	(2.89)%	(2.16)%	(3.35)%	(1.64)%	(2.89)%
Discount rate (weighted-average)	0.25% decrease	1.58%	2.08%	1.96%	1.78%	3.44%	1.99%
	0.25% increase	(1.55)%	(2.03)%	(1.91)%	(2.22)%	(0.95)%	(1.99)%

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of December 31, 2021:

December 31, 2021
Gross Amount
(in thousands)
Total stockholder’s equity	$1,236,032
Adjustments:
Accrued distribution and stockholder servicing fees and issuer costs (1)	41,524
Unrealized net appreciation of real estate investments and debt (2)	221,050
Accumulated depreciation and amortization (3)	159,523
Other adjustments (4)	10,137
Net asset value	$1,668,266
(1)     Our consolidated balance sheet as of December 31, 2021 includes a liability of $36.9 million related to distribution and stockholder servicing fees payable to Hines Securities, Inc. (the "Dealer Manager") in future periods with respect to shares of its common stock. The NAV per share as of December 31, 2021 does not include any liability for distribution and stockholder servicing fees that may become payable after December 31, 2021, since these fees may not ultimately be paid in certain circumstances, including if Hines Global was liquidated or if there was a listing of our common stock. Additionally, the Advisor agreed to advance certain organization and offering costs on our behalf through December 31, 2018. Such costs are reimbursed to the Advisor on a pro-rata basis over the 60-month period that commenced on January 1, 2019. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For purposes of calculating NAV, such costs are recognized as a reduction to NAV as they are reimbursed ratably over 60 months.
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

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2019 through March 31, 2022 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class, less any applicable distribution and stockholder servicing fees. Distributions are declared on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the Company’s distribution reinvestment plan were reinvested in shares of the same class as the shares on which the distributions were made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The table below outlines the net cash distributions declared for each class of shares for the years ended December 31, 2021, 2020 and 2019. The net distributions presented below are representative of the gross distribution rate declared by our board of directors less any applicable ongoing distribution and stockholder servicing fees. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distribution History” for additional information regarding our distributions.

	Year Ended December 31,
	2021	2020	2019
Distributions declared per Class AX share, net	$0.63	$0.63	$0.63
Distributions declared per Class TX share, net	$0.52	$0.53	$0.52
Distributions declared per Class IX share, net	$0.60	$0.60	$0.60
Distributions declared per Class T share, net	$0.52	$0.53	$0.52
Distributions declared per Class S share, net	$0.53	$0.53	$0.52
Distributions declared per Class D share, net	$0.60	$0.60	$0.60
Distributions declared per Class I share, net	$0.63	$0.63	$0.63

We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, we funded 41%, 60% and 42% of total distributions for the years ended December 31, 2021, 2020 and 2019, respectively, with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds.

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

The following table outlines the taxability of our distributions paid during the years ended December 31, 2021 and 2020 as a percentage of total distributions. The taxability of the distributions may not be indicative of taxability in future periods.

	Ordinary Income	Capital Gains		Return of Capital
Year ended December 31, 2021	—%	—%		100%
Year ended December 31, 2020	—%	100%	(1)	—%
(1)18% of the 100% is the “Unrecaptured Gain” as defined under Section 1250 of the Code.

Recent Sales of Unregistered Securities

On August 2, 2021, 681.660 restricted Class I shares of our common stock were granted to Dr. Ruth J. Simmons, following her appointment to serve as one of our independent directors in June 2021. Such restricted shares were granted pursuant to a restricted share award agreement between us and Dr. Simmons, as payment of a portion of the pro rata annual compensation payable to Dr. Simmons for service as an independent director on our board of directors for a partial year. On October 1, 2021, 4,873.294 restricted common shares were granted to each of our independent directors, Messrs. Humberto “Burt” Cabañas, Dougal A. Cameron, John O. Niemann, Jr and Dr. Simmons. The restricted shares were issued without registration under the Securities Act, in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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
Issuer Redemptions of Equity Securities

The following table lists shares we redeemed under our share redemption program during the quarter ended December 31, 2021, including the average price paid per share, which represents all of the share repurchase requests received for the same period.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
October 1, 2021 to October 31, 2021	388,019	$10.26	388,019	2,372,071
November 1, 2021 to November 30, 2021	426,184	$10.32	426,184	2,446,960
December 1, 2021 to December 31, 2021	256,023	$10.43	256,023	3,002,367
Total	1,070,226		1,070,226

(1)Amount provided represents the 2% Monthly Limitation which can be further limited by the 5% Quarterly Limitation. See the description of our share redemption program above for a description of the limitations on the number of shares that may be redeemed pursuant to our share redemption program.

Item 6.  [Reserved]

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

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Summary of 2021 Activities

Presented below are highlights of our activities during the year ended December 31, 2021:
Operating
•For the year ended December 31, 2021 we raised $570.4 million of gross proceeds from the sale of common stock through our public offerings, including shares issued pursuant to our distribution reinvestment plan.
•For the year ended December 31, 2021 we declared distributions of $73.4 million. Our gross annualized distribution rate has remained at $0.625 per share since January 2019.
•The total return for the year ended December 31, 2021 was 13.18% for Class I shares. Total return is calculated as the change in NAV per share during the respective periods, plus the amount of any distributions per share declared during the period, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares. Refer to “Performance Summary of Share Classes” below for a more comprehensive summary of the performance of all our share classes.
Investments
•We acquired nine additional real estate properties during the year ended December 31, 2021, and acquired two additional buildings at one of our existing industrial properties. Our newly acquired properties are comprised of three industrial properties, two office properties, and one residential/living property, and three properties which are classified as other asset types. These acquisitions comprise 3.0 million square feet for an aggregate net purchase price of $709.6 million. See Item 2. Properties—Recent Acquisitions of Investment Property for additional information regarding our acquisitions during the year ended December 31, 2021.
Financing
•In July and December 2021, we completed upsizes to our Credit Agreement with JPMorgan Chase. These amendments increased the total available capacity under the agreement from $425 million to $1.025 billion, provide options to increase the total capacity up to $1.25 billion, and added a second term loan to the Credit Agreement with a maximum capacity of $300.0 million. Additionally, the amendments extended the maturity date to November 15, 2023 for the Revolving Credit Facility and Initial Term Loan, and defined the maturity date for the Second Term Loan as December 20, 2024. Each maturity date is subject to two one-year extension options.
•Our leverage ratio decreased from 45% as of December 31, 2020, to 42% as of December 31, 2021.

Executive Summary

Hines Global Income Trust, Inc. (“Hines Global”) is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years. The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

We raise capital for our investments through public offerings of our common stock. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014 and commenced our second public offering of up to $2.5 billion in shares of common stock including $500,000,000 of shares offered under our distribution reinvestment plan (the “Second Offering”) in December 2017. Our Second Offering reflected a restructuring (the “Restructuring”) that our board of directors believes is in the best interests of our stockholders. We launched our third public offering (the “Third Offering” and, together with the Second Offering, the “Follow-on Offerings”) of up to $2.5 billion in shares of common stock on June 2, 2021.

As of March 31, 2022, we had received aggregate gross offering proceeds of $2.0 billion from the sale of 193.5 million shares through our public offerings, including shares issued pursuant to our distribution reinvestment plan.

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. We acquired eleven investments in real estate assets during the year ended December 31, 2021 for a total net purchase price of $709.6 million, using proceeds from our public offerings and proceeds from debt financing. As of December 31, 2021, we owned interests in thirty-one real estate investments consisting of 14.1 million square feet of leasable space that were 96% leased. See Item 2. Properties for additional information regarding our real estate investments.

NAV History

We began determining a net asset value (“NAV”) per share on a monthly basis in January 2018. Since that time, our NAV per share increased from $9.78 in the beginning of 2018 to $10.24 in February 2020. As illustrated in the chart below, the NAV per share fell to a low of $9.71 as of April 30, 2020 before increasing to $10.78 as of December 31, 2021. As described elsewhere in this Annual Report on Form 10-K, the Coronavirus pandemic has had, and may continue to have, an adverse impact on global commercial activity and has contributed to significant volatility in financial markets. While it is difficult to ascertain the long term impact it will have on commercial real estate markets and our investments, it presents material uncertainty and risk with respect to the current and future performance and value of our investments. Investments in investment properties and real estate-related securities have not been immune to the impact of the pandemic, which was the primary cause of the decline in our NAV during 2020. Set forth below is additional historical information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).
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
The table below discloses the total returns for the classes of shares that are available for investment:

As of December 31, 2021
Shares Class (1)	1-Year	3-Year	ITD
Class I Shares (2)	13.18%	8.70%	9.24%
Class D Shares (2)	12.90%	8.43%	8.97%
Class S Shares (No Sales Load) (3)	12.13%	7.65%	8.17%
Class S Shares (With Sales Load) (4)	8.18%	6.37%	7.22%
Class T Shares (No Sales Load) (3)	12.07%	7.63%	8.16%
Class T Shares (With Sales Load) (4)	8.11%	6.35%	7.20%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment:

As of December 31, 2021
Shares Class (1)	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	13.18%	8.70%	10.22%	9.17%
Class AX Shares (With Sales Load)	N/A	N/A	8.08%	7.46%
Class TX Shares (No Sales Load)	12.07%	7.63%	9.12%	8.56%
Class TX Shares (With Sales Load)	N/A	N/A	8.23%	7.58%
Class IX Shares (No Sales Load)	12.90%	8.43%	N/A	8.66%
Class IX Shares (With Sales Load)	N/A	N/A	N/A	8.47%
(1)The inception date for Class AX Shares, Class TX Shares, and Class IX Shares are October 1, 2014, September 1, 2015, and May 1, 2017, respectively.

Critical Accounting Policies and Estimates

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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges have been recorded for any period through December 31, 2021.

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

Financial Condition, Liquidity and Capital Resources

Our principal demands for funds are to make real estate investments, including investments in real estate-related securities and capital expenditures, for the payment of operating expenses and distributions, and for the payment of principal and interest on any indebtedness we incur. Generally, we expect to meet operating cash needs from our cash flows from operating activities, and we expect to fund our investments and capital expenditures using proceeds from our public offerings, debt proceeds and proceeds from the sales of real estate investments.

As of December 31, 2021, our portfolio was approximately 42% leveraged, based on the Estimated Values of our real estate investments owned as of that date, with a weighted average interest rate of 1.83%. We generally expect our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions and redemptions. Our real estate-related securities portfolio may have embedded leverage, including through the use of reverse repurchase agreements and derivatives, including, but not limited to, total return swaps, securities lending arrangements and credit default swaps. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. Further, our charter limits our borrowing to 300% of our net assets (which approximates 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report along with justification for the excess.

Notwithstanding the above, depending on market conditions and other factors, we may choose not to place debt on our portfolio or our assets and may choose not to borrow to finance our operations or to acquire properties. Any indebtedness we do incur will likely be subject to continuing covenants, and we will likely be required to make continuing representations and warranties about our company in connection with such debt. Moreover, some or all of our debt may be secured by some or all of our assets. If we default in the payment of interest or principal on any such debt, breach any representation or warranty in connection with any borrowing or violate any covenant in any loan document, our lender may accelerate the maturity of such debt requiring us to immediately repay all outstanding principal. If we are unable to make such payment, our lender could foreclose on our assets that are pledged as collateral to such lender. The lender could also sue us or force us into bankruptcy. Any such event would have a material adverse effect on the value of an investment in our common shares. See Note 5 — Debt Financing for additional information regarding our existing debt covenants.

The Coronavirus pandemic had an adverse impact on our liquidity and capital resources for the year ended December 31, 2020, which resulted from reduced rent collections at our retail properties, rent refunds at our international student housing properties and a reduction of capital raised from the Second Offering as compared to prior periods.

Despite these adverse effects, our liquidity position was bolstered by the sale of three properties in the first half of 2020, and our capital raising efforts improved significantly during the second half of 2020. As a result, we acquired five investment properties during the second half of 2020 and nine investment properties, as well as two building acquisitions at one of the Company’s existing investment properties, during the year ended December 31, 2021 using offering proceeds along with debt capital. We expect proceeds from our public offerings, available capacity on our credit facilities and mortgage financing to provide sufficient capital to fund near-term cash needs, including the acquisitions of additional real estate investments during 2021. See Note 2—Summary of Significant Accounting Policies for additional information.

The discussions below provide additional details regarding our cash flows.

Cash Flows from Operating Activities

Our real estate properties generate cash flow in the form of rental revenues, which are used to pay leasing costs, property-level operating expenses and interest payments. Additionally, we incur corporate level expenses such as general and administrative expenses, asset management fees and the performance participation allocation.

Cash flows from operating activities for the years ended December 31, 2021 and 2020 were $46.1 million and $9.9 million, respectively. We generally expect cash flows from operating activities to increase each year as we continue to acquire additional properties. However, some of these increases in the current year were offset by the effect of three dispositions of real estate investments completed during 2020, including the payment of $7.8 million of taxes related to the sale of Bishop’s Square in April 2020. Additionally, cash flows from operating activities were higher in the current year since no performance participation allocation was paid to our Advisor during 2021. We paid a performance participation allocation to our Advisor of $7.7 million in 2020, which was earned by our Advisor during 2019.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2021 and 2020 were primarily due to the following:

2021
•Payments of $690.5 million primarily related to the acquisitions of nine investment properties, as well as two additional buildings at one of the Company’s existing investment properties.
•Capital expenditures of approximately $17.1 million at our investment properties.
•Payments of $57.6 million to purchase real estate-related securities, including $5.0 million of additional offering proceeds invested into our real estate-related securities portfolio. We also received proceeds of $50.4 million from the sale of real estate-related securities.

2020
•Payments of $449.1 million primarily related to the acquisitions of six investment properties, as well as one additional building at one of the Company’s existing investment properties, during the year ended December 31, 2020.
•Capital expenditures of approximately $11.5 million at our investment properties.
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

Cash Flows from Financing Activities

Public Offerings

We commenced the Initial Offering in August 2014 and terminated our offering in December 2017, except for shares issued pursuant to our distribution reinvestment plan. We commenced our Second Offering in December 2017, but did not begin raising proceeds related to the Second Offering until 2018. We launched our Third Offering on June 2, 2021, which had its first monthly closing on July 1, 2021. Our second public offering was terminated immediately prior to the commencement of our Third Offering. We received gross proceeds of $533.7 million and $227.8 million, respectively, during the years ended December 31, 2021 and 2020, respectively, through our public offerings, excluding proceeds from our distribution reinvestment plan. As noted previously, the decrease in proceeds raised in 2020 is primarily due to the Coronavirus pandemic. Proceeds raised in late 2020 and early 2021 were restored to pre-pandemic levels.

During the years ended December 31, 2021 and 2020, we redeemed $44.4 million and $31.6 million, respectively, in shares of common stock pursuant to our share redemption program. Our share redemption program allows for aggregate redemptions of up to 20% of NAV annually, which are subject to final approval by our board of directors. These amounts represent less than 5% of NAV in each year.

In addition to the investing activities described previously, we use proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the years ended December 31, 2021 and 2020, we made payments of $11.1 million and $9.4 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our public offerings. Selling commissions, dealer manager fees and distribution and stockholder servicing fees vary for each share class as described more fully in Note 8 — Related Party Transactions. The change in these fees is generally attributable to the amount of offering proceeds raised, but is also impacted by variations in the amount of each share class sold during the year.
Beginning December 6, 2017, the Advisor agreed to advance all of our unpaid organization and offering costs, consisting of issuer costs and certain underwriting costs (but excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) related to our public offerings, through December 31, 2018. In January 2019, we began reimbursing the Advisor in ratable amounts over 60 months for all such advanced expenses, as well as any organization and offering costs incurred subsequent to December 31, 2019, to the extent cumulative organization and offering costs paid by us do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from our public offerings. During the years ended December 31, 2021 and 2020, we reimbursed the Advisor $6.7 million and $6.0 million for organization and offering costs, respectively.

Distributions

With the authorization of our board of directors, we declared distributions monthly from January 2019 through March 31, 2022 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class, less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders during the years ended December 31, 2021, 2020, and 2019 were $70.8 million, $53.1 million and $33.7 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, we funded 41%, 60% and 42% of total distributions for the years ended December 31, 2021, 2020 and 2019, respectively, with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds.

The following table outlines our total distributions declared to stockholders for the years ended December 31, 2021, 2020 and 2019, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands).

	Stockholders			Sources
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows From Operating Activities
December 31, 2021	$35,327	$38,031	$73,358	$43,393	59%
December 31, 2020	$25,398	$28,762	$54,161	$21,777	40%
December 31, 2019	$16,112	$19,446	$35,558	$20,798	58%

Debt Financings

As mentioned previously, our portfolio was 42% leveraged as of December 31, 2021 (based on the most recent valuations of our real estate investments) with a weighted average interest rate of 1.83%. Below is additional information regarding our loan activity for the years ended December 31, 2021, 2020 and 2019. See Note 5 — Debt Financing for additional information regarding our outstanding debt.

2021
•We received proceeds from notes payable of $897.1 million, which included $221.1 million in draws on our Revolving Credit Facility, $108.0 million from a bridge loan with JPMorgan, $500.0 million in draws on our term loans with JPMorgan as well as $68.1 million relating to permanent mortgage financing. These proceeds were used primarily to provide cash for the acquisitions of real estate investments during the year.
•We made payments on notes payable of $524.1 million, which included $361.1 million in payments on our Revolving Credit Facility, $108.0 million to fully repay the bridge loan with JPMorgan as well as principal payments of $55.0 million relating to our permanent mortgage financing. Our Revolving Credit Facility had no outstanding balance as of December 31, 2021.
•We made payments of $5.8 million in financing costs primarily related to our debt facility with JPMorgan.
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

Results of Operations

Year ended December 31, 2021 compared to the year ended December 31, 2020

The table below includes information regarding changes in our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in 2021 compared to 2020 as a result of significant additional capital raised and invested in real estate, as offset by recent property dispositions. All amounts are in thousands, except for percentages:

	Year Ended December 31,		Change
	2021	2020	$	%
Revenues:
Rental revenue	$171,848	$123,389	$48,459	39%
Other revenue	4,078	3,226	852	26%
Total revenues	175,926	126,615	49,311	39%
Expenses:
Property operating expenses	43,156	32,875	10,281	31%
Real property taxes	19,447	14,577	4,870	33%
Property management fees	6,054	5,719	335	6%
Depreciation and amortization	88,100	68,693	19,407	28%
Acquisition related expenses	112	687	(575)	(84)%
Asset management fees	16,442	11,674	4,768	41%
Performance participation allocation	24,790	—	24,790	N/A*
General and administrative expenses	5,546	4,652	894	19%
Total expenses	203,647	138,877	64,770	47%
Other income (expenses):
Gain (loss) on derivative instruments	105	7,531	(7,426)	N/A*
Gain (loss) on investments in real estate-related securities	15,965	(452)	16,417	N/A*
Gain on sale of real estate	1,432	130,094	(128,662)	N/A*
Foreign currency gains (losses)	(978)	(809)	(169)	21%
Interest expense	(24,976)	(20,849)	(4,127)	(20)%
Interest and other income	2,140	1,693	447	26%
Income (loss) before benefit (provision) for income taxes	(34,033)	104,946	(138,979)	N/A*
Benefit (provision) for income taxes	(3,988)	4,380	(8,368)	(191)%
Provision for income taxes related to sale of real estate	(1,132)	(7,773)	6,641	N/A*
Net income (loss)	$(39,153)	$101,553	$(140,706)	N/A*

* Not a meaningful percentage
Total revenues: The increase in total revenue is primarily due to the additional real estate investments acquired during 2021. We acquired eleven real estate investments during 2021 and had a portfolio of thirty-one real estate investments as of December 31, 2021 that contained 14.1 million leasable square feet, of which 96% was leased. We also acquired seven real estate investments during 2020, offset by three dispositions made during the same period, which also contributed to the increases in these amounts since the properties were owned for the entire year in 2021. Total revenues of our same-store properties increased $5.3 million during the year ended December 31, 2021. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our portfolio.
Property operating expenses: The increase in property operating expenses is primarily due to our significant acquisition activity during 2020 and throughout 2021. Property operating expenses of our same-store properties increased $6.3 million during the year ended December 31, 2021. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our portfolio.

Real property taxes: The increase in real property taxes is primarily due to our significant acquisition activity during 2020 and throughout 2021. Real property taxes of our same-store properties decreased $1.5 million during the year ended December 31, 2021. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our portfolio.
Property management fees: The increase in property management fees is primarily due to our significant acquisition activity during 2020 and throughout 2021. Property management fees of our same-store properties decreased $0.5 million during the year ended December 31, 2021. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our portfolio.
Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to the additional real estate investments acquired during 2020 and 2021, offset by dispositions during the year ended December 31, 2020, as previously described.
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV. The increase in these fees is primarily due to the additional real estate investments made during 2020 and 2021, offset by dispositions during the year ended December 31, 2020, as previously described.
Performance participation allocation: The increase in performance participation allocation is a result of the fee being earned by the Advisor during the year ended December 31, 2021, after not having been earned by the Advisor for the year ended December 31, 2020, due to a decline in our NAV per share during 2020. Please see “— NAV History” above for additional information concerning the change in NAV per share.
General and administrative expenses: General and administrative expenses increased primarily due to increased legal costs and shareholder costs. We generally expect our general and administrative expenses to continue to increase as we continue raising capital from our public offerings.
Gain (loss) on derivative instruments: We enter into interest rate hedging instruments in order to limit our exposure against the variability of future interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. During the year ended December 31, 2021, the decrease in gains was primarily related to the settlement of foreign currency forward contracts.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. We incurred realized and unrealized losses during 2020 resulting from stock market declines related to the Coronavirus pandemic. Performance has been significantly better during 2021, and we have experienced realized and unrealized gains for the year ended December 31, 2021. For information about the valuation of our investments in real-estate related securities, see Note 9—Fair Value Measurements in the notes to the accompanying financial statements.
Gain on sale of real estate: We acquired the Domain Apartments in January 2016 for a contract purchase price of $58.1 million and we sold the Domain Apartments for a contract sales price of $80.1 million on January 7, 2020, resulting in the recognition of a gain of $29.5 million related to this sale. Additionally, we acquired Goodyear Crossing II in August 2016 for a contract purchase price of $56.2 million and we sold Goodyear Crossing II for a contract sales price of $72.0 million on February 14, 2020, resulting in a recognition of a gain of $20.2 million related to this sale. We acquired Bishop’s Square in March 2015 for €92.0 million (approximately $103.5 million assuming a rate of $1.13 per EUR as of the acquisition date) and we sold Bishop’s Square in April 2020 for €181.6 million (approximately $198.0 million assuming a rate of $1.09 per EUR as of the date of transaction). We recognized a gain on sale of this asset of $80.4 million, excluding taxes related to the sale, which are described below. We had no property dispositions during the year ended December 31, 2021. The $1.4 million gain recorded during the year ended December 31, 2021 relates to residual activity relating to the sale of Bishop’s Square, which occurred during April 2020, as described above.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the year ended December 31, 2021 and 2020, these losses were primarily related to the effect of remeasuring cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased primarily due to the net increase in our principal amount of indebtedness outstanding during the period resulting from additional real estate investments acquired in 2020 and 2021.
Interest and other income: Primarily relates to interest and dividend income associated with our investments in real estate-related securities. The increase in interest and dividend income earned during the year ended December 31, 2021 compared to 2020 is due to additional investments in real estate-related securities made during the year.

Benefit (provision) for income taxes: The change from a $4.4 million benefit to a $4.0 million provision is primarily a result of recording $2.9 million of tax expense during the year ended December 31, 2021 to correct the deferred tax asset and related valuation allowance at one of our properties. Additionally, the prior year period included $2.0 million of deferred tax benefit resulting from changes in UK tax regulations. The remaining change during the year ended December 31, 2021 is the result of changes in our deferred tax assets and liabilities related to book / tax timing differences at our international subsidiaries.
Provision for income taxes related to sale of real estate: We incurred $7.8 million in income tax during the year ended December 31, 2020 as a result of the sale of Bishop’s Square during April 2020, as described above. The $1.1 million incurred during the year ended December 31, 2021 relates to the final repatriation of proceeds from the April 2020 sale of Bishop’s Square.

Operating Expense Limitation

Generally, we are prohibited by our charter from incurring total operating expenses which, at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2.0% of our average invested assets, or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). For these purposes, total operating expenses exclude rental expenses, real estate-related depreciation and amortization expense, interest expense, acquisition expenses, taxes and impairments. Our charter requires that we calculate the figures used in determining whether operating expenses have exceeded the 2%/25% Limitation in accordance with GAAP applied on a consistent basis. Notwithstanding the above, we may incur total operating expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Our total operating expenses exceeded the 2%/25% Limitation as of the four fiscal quarters ended December 31, 2021. All of our independent directors determined that the excess expenses were justified based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in an increased performance participation allocation expense.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the year ended December 31, 2021 includes sixteen properties. The tables below include additional information regarding the operating results of our same-store properties for the current period as compared to the same period in the prior year.

The following table presents the same-store revenues for the year ended December 31, 2021, as compared to the year ended December 31, 2020, by reportable segment. Total revenues increased by 39% primarily as a result of eleven additional investments in real estate assets during 2021 as offset by the dispositions of three properties in 2020. However, revenues of our same-store properties increased by 5% primarily due to the acquisition of additional buildings at ABC Westland and increased occupancy at three of our student housing properties for the 2021/2022 school year where in-person instruction has resumed, offset by a 23% drop in occupancy at our domestic office property compared to the prior year. See below for additional explanations of notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Year Ended December 31,		Change
	2021	2020	$		%
Revenues
Same-store properties
Office investments	$13,945	$15,230	$(1,285)	(1)	(8)%
Industrial investments	48,199	44,262	3,937	(2)	9%
Residential/Living investments	24,530	22,791	1,739	(3)	8%
Retail investments	27,795	26,883	912	(4)	3%
Total same-store properties	$114,469	$109,166	$5,303		5%
Recent acquisitions	61,457	13,791	47,666		346%
Disposed properties	—	3,658	(3,658)		(100)%
Total revenues	$175,926	$126,615	$49,311		39%

(1)The decrease is primarily due to the lease expiration of the major tenant at Cottonwood on September 30, 2021 without renewal. The occupancy of the property decreased from 93% as of December 31, 2020 to 70% as of December 31, 2021. We are actively in negotiations with prospective tenants to re-lease the space.
(2)The increase is primarily due to additional building acquisitions at ABC Westland and the commencement of new leases at the property during the period, as well as the impact of the strengthening of the Euro, British pound and Polish zloty against the U.S. dollar during the year ended December 31, 2021 compared with the same period in 2020.
(3)The increase is primarily due to increased occupancy at three of our student housing properties for the 2021/2022 school year, where in-campus learning has resumed. Additionally, rental rates for the 2021/2022 school year increased at one of our student housing properties compared to the prior year.
(4)The increase is primarily due to termination fees received from certain tenants at our retail properties, as well as new leasing activity at the properties during that period. Additionally, rent concessions were negotiated with our tenants during the second quarter of 2020 as a result of the Coronavirus pandemic, which resulted in a reduction in rent during 2020. Consumer traffic at these properties improved to pre-pandemic levels in 2021. We have not granted significant additional rent relief during the year ended December 31, 2021.

The following table presents the property expenses for the year ended December 31, 2021, as compared to the year ended December 31, 2020, by reportable segment. In total, property expenses increased by 29% primarily as a result of eleven additional investments in real estate between December 31, 2020 and December 31, 2021, as offset by the dispositions of three properties during the year ended December 31, 2020. Same-store property expenses increased by 9%. See below for additional explanations of notable changes in same-store property expenses. All amounts are in thousands, except for percentages.

	Year Ended December 31,		Change
	2021	2020	$		%
Property expenses (1)
Same-store properties
Office investments	$5,399	$5,451	$(52)		(1)%
Industrial investments	20,616	18,089	2,527	(2)	14%
Residential/Living investments	14,256	11,857	2,399	(3)	20%
Retail investments	11,096	11,636	(540)	(4)	(5)%
Total same-store properties	$51,367	$47,033	$4,334		9%
Recent acquisitions	17,290	4,088	13,202		323%
Disposed properties	—	2,050	(2,050)		(100)%
Total property expenses	$68,657	$53,171	$15,486		29%

(1)Property expenses include property operating expenses, real property taxes and property management fees.
(2)The increase is primarily due to additional building acquisitions at ABC Westland and as a result of increasing energy costs at the property, as well as the impact of the strengthening of the Euro, British pound and Polish zloty against the U.S. dollar during the year ended December 31, 2021 compared with the same period in 2020.
(3)The increase is primarily due to the demolition costs incurred during the period for the renovations at the Montrose property, as well as the impact of the strengthening of the Euro, British pound and Polish zloty against the U.S. dollar during the year ended December 31, 2021 compared with the same period in 2020.
(4)The decrease relates primarily to a tax refund received in relation to a tax appeal for the property tax expense at one of our retail properties.

The following table presents revenues in excess of property expenses for the year ended December 31, 2021, as compared to the year ended December 31, 2020, by reportable segment. In total, revenues in excess of property expenses increased by 46%, primarily as a result of our recent acquisition activity, as offset by our recent dispositions. However, total revenues in excess of property expenses of our same-store properties increased by 2% primarily due to a 23% drop in occupancy at our domestic office property, as well as the closing of one of our student housing properties for renovation, as described previously. All amounts below are in thousands, except for percentages:

	Year Ended December 31,		Change
	2021	2020	$		%
Revenues in excess of property expenses(1)
Same-store properties
Office investments	$8,546	$9,779	$(1,233)	(2)	(13)%
Industrial investments	27,583	26,173	1,410	(2)	5%
Residential/Living investments	10,274	10,934	(660)	(2)	(6)%
Retail investments	16,699	15,247	1,452	(2)	10%
Total same-store properties	$63,102	$62,133	$969		2%
Recent acquisitions	44,167	9,703	34,464		355%
Disposed properties	—	1,608	(1,608)		(100)%
Total revenues in excess of property expenses	$107,269	$73,444	$33,825		46%

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the years ended December 31, 2021, 2020 and 2019 and the period from inception through December 31, 2021 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Years ended December 31,			Period from July 31, 2013 (date of inception) through December 31, 2021
	2021	2020	2019
Net income (loss)	$(39,153)	$101,553	$(19,548)	$6,480
Depreciation and amortization (1)	88,100	68,693	46,193	284,779
Gain on sale of real estate	(1,432)	(130,094)	—	(146,017)
Taxes related to sale of real estate	1,132	7,773	—	8,905
(Gain) loss on securities (2)	(15,965)	452	(2,317)	(17,428)
Adjustments for noncontrolling interests (3)	—	—	(29)	117
Funds From Operations attributable to common stockholders	$32,682	$48,377	$24,299	$136,836
Basic and diluted income (loss) per common share	$(0.31)	$1.06	$(0.31)	$0.14
Funds From Operations attributable to common stockholders per common share	$0.26	$0.50	$0.39	$2.95
Weighted average shares outstanding	127,747	95,935	63,039	46,450

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•For the years ended December 31, 2021, 2020 and 2019, the Dealer Manager earned distribution and stockholder servicing fees of $6.3 million, $5.8 million and $3.8 million, respectively, which are paid by Hines Global. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through December 31, 2021 were $19.8 million.
•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. See Note 8—Related Party Transactions, for additional information regarding the performance participation allocation. We do not consider the performance participation allocation in evaluating our operating performance. For the year ended December 31, 2021, we incurred $24.8 million in performance participation allocation fees. For the year ended December 31, 2020, we did not incur performance participation allocation fees. For the year ended December 31, 2019, we incurred $7.7 million in performance participation allocation fees. Total performance participation allocation fees incurred were $38.7 million from inception through December 31, 2021.

•For the years ended December 31, 2021, 2020 and 2019, we recorded adjustments primarily related to amortization of out-of-market lease intangibles, lease incentives and deferred financing costs and straight-line rent adjustments, which resulted in a net increase to rental revenue of $0.9 million, $3.7 million and $4.4 million, respectively. Total of such adjustments from inception through December 31, 2021 were $16.3 million.
•We recorded adjustments related to derivative instruments and foreign currencies, which reduced net income by approximately $0.8 million, increased net income by approximately $6.3 million and reduced net income by approximately $2.9 million for the years ended December 31, 2021, 2020 and 2019 respectively. The total of such adjustments from inception through December 31, 2021 increased net income by $1.9 million.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees to fund distributions to our stockholders. For example, we funded 41%, 60% and 42% of total distributions for the years ended December 31, 2021, 2020 and 2019, respectively, with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate and/or cash flows from financing activities, which may include offering proceeds. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through December 31, 2021, we declared $218.6 million of distributions to our stockholders, compared to our total aggregate FFO of $136.8 million and our total aggregate net loss of $6.5 million for that period. For the year ended December 31, 2021, we declared $73.4 million of distributions to our stockholders compared to our total aggregate FFO of $32.7 million. For the years ended December 2020 and 2019, we declared $54.2 million and $35.6 million, respectively, of distributions to our stockholders compared to our total aggregate FFO of $48.4 million and $24.3 million, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments and Subsequent Events

Bradley Business Center

In January 2022, we acquired the remaining three buildings of Bradley Business Center, a mixed-use campus located in Chicago, Illinois. It is comprised of four buildings totaling approximately 467,000 square feet and is currently 97% leased to 21 tenants. The net purchase price of the Bradley Business Center is approximately $97.3 million exclusive of transaction costs and closing prorations.

Liberty Station

In January 2022, we acquired Liberty Station, an office property located in San Diego, California. The net purchase price was approximately $120.0 million exclusive of transaction costs and closing prorations. The property consists of approximately 187,000 square feet and is 93% leased.

1315 N. North Branch

In February 2022, we acquired 1315 N. Branch, an office property located in Chicago, Illinois. It consists of 157,450 square feet and is currently 100% leased. The net purchase price of 1315 N. Branch is approximately $47.0 million exclusive of transaction costs and closing prorations.

Burbank Media Studios

In February 2022, we acquired Burbank Media Studios, a studio building located in Burbank, California. The net purchase price was approximately $42.5 million exclusive of transaction costs and closing prorations. The property consists of approximately 30,000 square feet of net rentable area that is 100% leased through a long-term ground lease with the tenant.

Royal Mail

In March 2022, we sold Royal Mail for a contract price of £34.7 million (approximately $46.5 million assuming a rate of $1.34 per GBP as of the date of transaction) and repaid the associated mortgage loan in full. We acquired Royal Mail in December 2019 for a purchase price of $33.4 million, excluding transaction costs and working capital reserves. The purchaser is not affiliated with us or our affiliates.

Venue Museum District

In March 2022, we sold Venue Museum District for a contract price of $76.0 million. We acquired Venue Museum District in September 2018 for a purchase price of $72.9 million, excluding transaction costs and working capital reserves. The purchaser is not affiliated with us or our affiliates.

Central City Coventry

In March 2022, we acquired Central City Coventry, an industrial property located in Coventry, United Kingdom. The net purchase price was approximately £31.0 million (approximately $40.6 million assuming a rate of $1.31 per GBP as of the acquisition date), exclusive of transaction costs and closing prorations. The property consists of approximately 400,000 square feet and is 100% leased.

*****

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of December 31, 2021, we were exposed to the market risks listed below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of December 31, 2021, we had $1.0 billion of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $10.3 million in interest expense. Additionally, we entered into interest rate swap and cap agreements to limit our exposure to rising interest rates related to our mortgage loans secured by our investment properties. See Note 5 — Debt Financing in the Notes to the consolidated financial statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of December 31, 2021	Reduction in Net Income (Loss) for the Year Ended December 31, 2021
EUR	$6,531	$2,017
GBP	$4,507	$229

(1) Our real estate assets in Poland and the Czech Republic were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty or Czech koruna exposure upon disposition.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Hines Global Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hines Global Income Trust, Inc., and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investment Property - Refer to Notes 2 and 4 to the Financial Statements

Critical Audit Matter Description

During the year ended December 31, 2021, the Company acquired eleven investment properties for an aggregate purchase price of $717.9 million (“the acquisitions”). The Company accounted for the acquisitions as asset acquisitions and allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed using their relative fair values. Estimates of fair values were based upon assumptions that the Company believes are similar to those used by market participants. These assumptions include, but are not limited to, the determination of market-based rental revenues, comparable land sales and replacement costs of the building.

We identified the allocation of purchase price for acquisitions of investment properties as a critical audit matter because of the significant estimates of market-based rental revenues, comparable land sales, and replacement costs of the building management makes to determine the relative fair values. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions utilized in the allocation of purchase price for acquisitions of investment properties related to market-based rental revenue, comparable land sales, and the replacement costs of the building.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the allocation of the purchase price for acquisitions of investment properties included the following, among others:

•We performed risk assessment procedures to evaluate the fair value estimates allocated to assets acquired and liabilities assumed compared to average historical allocations determined by the Company to identify outliers for further investigation.
•For each acquisition, we obtained and evaluated the third-party purchase price allocation report, along with relevant supporting documentation, such as the executed purchase and sales agreement or settlement statement, in order to corroborate our understanding of the substance of the acquisition and completeness of the assets acquired and liabilities assumed.
•For certain acquisitions, we evaluated, with the assistance of our fair value specialists, the reasonableness of market-based rental revenues, comparable land sales, and replacement costs of the building by:
◦Assessing the reasonableness of the source information utilized by management by obtaining the information independently
◦Developing a range of independent estimates and comparing that to assumptions used by management for market rent and comparable land sales
◦Recomputing the mathematical accuracy of the calculation
•Evaluated the assumptions for bias by comparing them to historical assumptions
/s/ Deloitte & Touche LLP

Houston, Texas
March 31, 2022

We have served as the Company’s auditor since 2013.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$2,085,122	$1,558,060
Investments in real estate-related securities	74,256	51,137
Cash and cash equivalents	196,630	55,998
Restricted cash	14,797	21,565
Derivative instruments	842	286
Tenant and other receivables, net	20,626	16,644
Intangible lease assets, net	232,410	121,830
Financing lease right-of-use asset, net	15,875	—
Deferred leasing costs, net	38,596	17,471
Deferred financing costs, net	1,848	1,372
Other assets	23,919	19,054
Total assets	$2,704,921	$1,863,417
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$61,819	$35,549
Due to affiliates	69,430	39,295
Intangible lease liabilities, net	40,366	21,393
Other liabilities	27,422	19,235
Financing lease liability	17,340	—
Derivative instruments	167	22
Distributions payable	7,470	4,909
Notes payable, net	1,244,875	880,796
Total liabilities	1,468,889	1,001,199

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2021 and December 31, 2020	—	—
Common shares (Note 7)	154	104
Additional paid-in capital	1,440,225	938,736
Accumulated distributions in excess of earnings	(211,975)	(99,451)
Accumulated other comprehensive income (loss)	7,628	22,829
Total stockholders’ equity	1,236,032	862,218
Noncontrolling interests	—	—
Total equity	1,236,032	862,218
Total liabilities and equity	$2,704,921	$1,863,417

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$171,848	$123,389	$101,762
Other revenue	4,078	3,226	2,121
Total revenues	175,926	126,615	103,883
Expenses:
Property operating expenses	43,156	32,875	25,198
Real property taxes	19,447	14,577	11,753
Property management fees	6,054	5,719	4,036
Depreciation and amortization	88,100	68,693	46,193
Acquisition related expenses	112	687	161
Asset management fees	16,442	11,674	7,985
Performance participation allocation	24,790	—	7,713
General and administrative expenses	5,546	4,652	3,652
Total expenses	203,647	138,877	106,691
Other income (expenses):
Gain (loss) on derivative instruments	105	7,531	(2,292)
Gain (loss) on investments in real estate-related securities	15,965	(452)	2,317
Gain on sale of real estate	1,432	130,094	—
Foreign currency gains (losses)	(978)	(809)	(617)
Interest expense	(24,976)	(20,849)	(18,608)
Interest and other income	2,140	1,693	1,480
Income (loss) before benefit (provision) for income taxes	(34,033)	104,946	(20,528)
Benefit (provision) for income taxes	(3,988)	4,380	980
Provision for income taxes related to sale of real estate	(1,132)	(7,773)	—
Net income (loss)	(39,153)	101,553	(19,548)
Net (income) loss attributable to noncontrolling interests	(13)	(13)	(13)
Net income (loss) attributable to common stockholders	$(39,166)	$101,540	$(19,561)
Basic and diluted income (loss) per common share	$(0.31)	$1.06	$(0.31)
Weighted average number of common shares outstanding	127,747	95,935	63,039

Comprehensive income (loss):
Net income (loss)	$(39,153)	$101,553	$(19,548)
Other comprehensive income (loss):
Foreign currency translation adjustment	(15,201)	20,106	3,597
Comprehensive income (loss)	$(54,354)	$121,659	$(15,951)
Comprehensive (income) loss attributable to noncontrolling interests	(13)	(13)	(13)
Comprehensive income (loss) attributable to common stockholders	$(54,367)	$121,646	$(15,964)

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2019	43,584	$44	$371,274	$(91,711)	$(874)	$278,733	$—
Issuance of common shares	39,805	41	411,280	—	—	411,321	—
Distributions declared	—	—	—	(35,558)	—	(35,558)	(13)
Redemption of common shares	(1,542)	(2)	(16,050)	—	—	(16,052)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(26,514)	—	—	(26,514)	—
Offering costs	—	—	(4,445)	—	—	(4,445)	—
Net income (loss)	—	—	—	(19,561)	—	(19,561)	13
Foreign currency translation adjustment	—	—	—	—	3,597	3,597	—
Balance as of December 31, 2019	81,847	$83	$735,545	$(146,830)	$2,723	$591,521	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2020	81,847	$83	$735,545	$(146,830)	$2,723	$591,521	$—
Issuance of common shares	25,145	24	256,180	—	—	256,204	—
Distributions declared	—	—	—	(54,161)	—	(54,161)	(13)
Redemption of common shares	(3,211)	(3)	(35,812)	—	—	(35,815)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(13,242)	—	—	(13,242)	—
Offering costs	—	—	(3,935)	—	—	(3,935)	—
Net income (loss)	—	—	—	101,540	—	101,540	13
Foreign currency translation adjustment	—	—	—	—	16,946	16,946	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	3,160	3,160	—
Balance as of December 31, 2020	103,781	$104	$938,736	$(99,451)	$22,829	$862,218	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2021	103,781	$104	$938,736	$(99,451)	$22,829	$862,218	$—
Issuance of common shares	55,407	54	570,393	—	—	570,447	—
Distributions declared	—	—	—	(73,358)	—	(73,358)	(13)
Redemption of common shares	(4,382)	(4)	(41,582)	—	—	(41,586)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(21,784)	—	—	(21,784)	—
Offering costs	—	—	(5,538)	—	—	(5,538)	—
Net income (loss)	—	—	—	(39,166)	—	(39,166)	13
Foreign currency translation adjustment	—	—	—	—	(15,201)	(15,201)	—
Balance as of December 31, 2021	154,806	$154	$1,440,225	$(211,975)	$7,628	$1,236,032	$—

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(39,153)	$101,553	$(19,548)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	91,556	70,474	47,341
Gain on sale of real estate	(1,432)	(130,094)	—
Foreign currency (gains) losses	978	809	617
(Gain) loss on derivative instruments	(105)	(7,531)	2,292
(Gain) loss on investments in real estate-related securities	(15,965)	452	(2,317)
Changes in assets and liabilities:
Change in other assets	(5,322)	(8,050)	(1,827)
Change in tenant and other receivables	(3,929)	(4,577)	(2,982)
Change in deferred leasing costs	(25,455)	(5,426)	(7,199)
Change in accounts payable and accrued expenses	18,562	1,444	90
Change in other liabilities	5,293	(3,218)	(2,946)
Change in due to affiliates	21,031	(5,930)	3,890
Net cash from operating activities	46,059	9,906	17,411
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(690,544)	(449,051)	(620,974)
Capital expenditures at operating properties	(17,117)	(11,456)	(8,487)
Proceeds from sale of real estate	—	340,182	—
Purchases of real estate-related securities	(57,602)	(53,096)	(45,200)
Proceeds from settlement of real estate-related securities	50,449	37,998	20,625
Net cash used in investing activities	(714,814)	(135,423)	(654,036)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	533,684	227,776	392,897
Redemption of common shares	(44,418)	(31,646)	(15,545)
Payment of offering costs	(6,673)	(5,956)	(5,684)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(11,137)	(9,448)	(12,373)
Distributions paid to stockholders and noncontrolling interests	(34,116)	(24,764)	(15,335)
Proceeds from notes payable	897,115	446,545	327,114
Payments on notes payable	(524,052)	(382,585)	(30,996)
Proceeds from related party note payable	—	—	134,000
Payments on related party note payable	—	(75,000)	(114,000)
Change in security deposit liability	977	837	167
Deferred financing costs paid	(5,763)	(1,394)	(3,692)
Payments related to interest rate contracts	(159)	(85)	(209)
Net cash from financing activities	805,458	144,280	656,344
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(2,839)	2,362	(267)
Net change in cash, restricted cash and cash equivalents	133,864	21,125	19,452
Cash, restricted cash and cash equivalents, beginning of year	77,563	56,438	36,986
Cash, restricted cash and cash equivalents, end of year	$211,427	$77,563	$56,438
See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Hines Global Income Trust, Inc. (“the Company” or “Hines Global”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years. The Company is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through HGIT Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of December 31, 2021 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

The Company raises capital for its investments through public offerings of its common stock and engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for its offerings and to market its shares. On August 20, 2014, the Company commenced its initial public offering of up to $2.5 billion of its common stock (the “Initial Offering”). On September 30, 2017, the Company suspended the sale of shares in the primary portion of the Initial Offering, while continuing to offer up to $150.0 million of its common stock pursuant to its distribution reinvestment plan. On December 6, 2017, the Company commenced a second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Second Offering”). As a result of the changing landscape in the non-traded REIT industry, the Second Offering reflected a restructuring (the “Restructuring”), which resulted in a reduction of many of the fees payable to the Advisor and the Dealer Manager. The Company launched its third public offering of up to $2.5 billion in shares of its common stock (the “Third Offering” or, together with the Second Offering, the “Follow-on Offerings”) on June 2, 2021 through which it is offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under its distribution reinvestment plan. The Company terminated its second public offering immediately prior to the commencement of the Third Offering. For additional information regarding these fees, please see Note 8 — Related Party Transactions.

The Company received gross offering proceeds of approximately $2.0 billion from the sale of 193.5 million shares through its public offerings from inception through March 31, 2022, including shares issued pursuant to its distribution reinvestment plan. As of December 31, 2021, the Company owned direct investments in thirty-one real estate properties totaling 14.1 million square feet that were 96% leased.

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

The Company has reclassified the presentation of certain of its assets and liabilities related to its ground leases. See Lessee Accounting below for additional information.

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

The ongoing global outbreak of the Coronavirus pandemic continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. It has disrupted global travel and supply chains, adversely impacted global commercial activity, and its long-term economic impact remains uncertain. Considerable uncertainty still surrounds the Coronavirus and its potential effects on the population, as well as the effectiveness of any responses taken on a national and local level by government authorities and businesses. The travel restrictions, limits on hours of operations and/or closures of non-essential businesses and other efforts to curb the spread of the Coronavirus have significantly disrupted business activity globally, including in the markets where the Company invests, and has had an adverse impact on the performance of certain of the Company’s investments. Many of the Company’s tenants are subject to various quarantine restrictions and these restrictions could be in place for an extended period of time. These restrictions are particularly adversely impacting many of the Company’s retail tenants (other than grocery tenants), as government instructions regarding social distancing, capacity limitations and mandated closures have reduced and, in some cases, eliminated customer foot traffic, causing many of the Company’s retail tenants to temporarily close their brick and mortar stores. As of March 31, 2022, the Company owned two retail properties in the U.S., which comprised 16% of the Company’s total revenue for the year ended December 31, 2021. The Company agreed to grant $3.8 million of rent relief to its retail tenants during the year ended December 31, 2020, as a result of their lost revenues resulting from the Coronavirus pandemic at these properties. Such rent relief consisted of rental payments that were forgiven or reduced due to the conversion of fixed rental payments to rental payments based on a percentage of the tenant’s revenues as well as rent payments that were deferred to future periods. The Company has not granted significant additional rent relief during the year ended December 31, 2021. While rent collections were adversely affected in the early months of the pandemic, consumer traffic and rent collections at these properties has recovered to pre-pandemic levels. However, rising infection rates and the potential for additional government mandated shutdowns could reduce consumer traffic at the Company’s retail properties and negatively impact future rent collections.

Additionally, the Company refunded $0.9 million and $2.2 million in rent to students across its international student housing portfolio during the year ended December 31, 2021 and 2020, respectively, primarily as a result of temporary university closures. In-campus learning resumed at the start of the 2021/2022 school year, but it is difficult to predict whether additional closures may occur. The Company’s operations at its other asset types were not materially impacted by the Coronavirus pandemic to date.

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

Correction of Immaterial Error

During the quarter ended June 30, 2021, the Company identified an immaterial error in the calculation of deferred tax assets and related valuation allowance at one of its properties. As a result of this error, “Other Assets” included in the Company’s Consolidated Balance Sheet as of December 31, 2020 was overstated by $2.9 million and the “Benefit (provision) for income taxes” and “Net Income” included in the Consolidated Statements of Operations and Comprehensive Income (Loss) was overstated by $2.9 million for the year then ended. The Company corrected these errors in the quarterly period ended June 30, 2021, which increased net loss by $2.9 million for the year ended December 31, 2021. Management evaluated the effects of these out-of-period adjustments, both qualitatively and quantitatively, and concluded that the errors and the related correction were not material both individually and in the aggregate to the current period or prior periods.

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

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges were recorded during the years ended December 31, 2021, 2020, and 2019.

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in interest and other income in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2021, 2020 and 2019 (in thousands):

	Gain (Loss) Recorded on Investments in Real Estate-Related Securities
	Year Ended December 31,
	2021	2020	2019
Unrealized gain (loss)	$7,946	$2,141	$1,283
Realized gain (loss)	8,019	(2,593)	1,034
Total gain (loss) on real estate-related securities	$15,965	$(452)	$2,317

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

As of December 31, 2021, the Company had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. In addition, as of December 31, 2021, the Company had $32.2 million of cash and cash equivalents, including restricted cash, deposited in certain financial institutions located in the United Kingdom, Ireland, the Netherlands, Germany, Poland, Spain and Czech Republic. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents.

As of December 31, 2021, the Company owned $74.3 million in real estate-related securities. These securities consist of common equities, preferred equities and debt securities of publicly traded REITs.

International Operations

The Euro (“EUR”) is the functional currency for the Company’s subsidiaries operating in Ireland, the Netherlands, Germany, Spain and Czech Republic, the British pound (“GBP”) is the functional currency for the Company’s subsidiaries operating in the United Kingdom, and the Polish zloty is the functional currency for the Company’s subsidiaries operating in Poland. These subsidiaries have translated their financial statements into U.S. dollars for reporting purposes. Assets and liabilities are translated at the exchange rate in effect as of the balance sheet date. Income statement accounts are generally translated using the average exchange rate for the period and significant nonrecurring transactions using the rate on the transaction date. Gains or losses resulting from translation are included in accumulated other comprehensive income (loss) within stockholders’ equity. Upon disposal of this subsidiary, the Company will remove the accumulated translation adjustment from stockholders’ equity and include it in the gain or loss on disposal in its consolidated statement of operations.

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

Tenant and Other Receivables

Tenant and other receivables consists primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost. As of December 31, 2021 and 2020, the Company had receivables related to base rents and tenant reimbursements of $3.8 million and $4.6 million, respectively.

Straight-line rent receivables were $13.5 million and $9.1 million as of December 31, 2021 and 2020, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical collection levels and current economic trends. The uncollectible portion of the portfolio is recorded as an adjustment to rental revenues.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Other Assets

Other assets included the following (in thousands):

	December 31, 2021	December 31, 2020
Prepaid insurance	$1,432	$1,133
Prepaid property taxes	2,363	1,845
Deferred tax assets (1)	9,016	9,478
Operating lease right-of-use asset, net	3,990	4,367	(2)
Other	7,118	2,231
Other assets	$23,919	$19,054

(1)Includes the effects of a valuation allowance of $11.4 million and $3.3 million as of December 31, 2021 and 2020, respectively.
(2)This amount was initially recorded to right-of-use asset, net, on the Company’s Consolidated Balance Sheet as of December 31, 2020, but has been reclassified to other assets in order to be consistent with the current year presentation. See Lessee Accounting below for additional information.

Lessee Accounting

The Company has a ground lease agreement in which the Company is the lessee for land underneath Łódź Urban Logistics that the Company has currently accounted for as an operating lease. The lease currently ends in December 2089 and has fixed payments. The rental expense associated with this lease was $86,000 and $87,000 for the years ended December 31, 2021 and 2020, respectively. The Company has recorded a right-of-use asset, net of accumulated amortization, of approximately $4.0 million and $4.4 million in other assets as of December 31, 2021 and 2020, and has recorded a lease liability of approximately $1.5 million and $1.6 million in other liabilities, as of December 31, 2021 and 2020, in the Company’s Consolidated Balance Sheets. The right-of-use asset and lease liability recorded on the Company’s Consolidated Balance Sheet as of December 31, 2020 within the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 were recorded to right-of-use asset, net, and operating lease liability, respectively, but have been reclassified to other assets and other liabilities, respectively, as of December 31, 2020 within this Annual Report on Form 10-K in order to be consistent with the current year presentation.

The Company also has a ground lease agreement in which the Company is the lessee for land underneath Center Place that the Company has currently accounted for as a financing lease. The lease currently ends in March 2142 and has fixed and variable payments. The rental expense associated with this lease was $15,000 for the year ended December 31, 2021. The Company has recorded a right-of-use asset of approximately $15.9 million in financing lease right-of-use asset, net, as of December 31, 2021, and has recorded a lease liability of approximately $17.3 million in financing lease liability, as of December 31, 2021, in the Company’s Consolidated Balance Sheets.

The Company’s estimate of the amount of the right-of-use assets and lease liabilities included assumptions for the discount rate, which is based on the incremental borrowing rate of the lease contract. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a term similar to the lease. Since the term of the Łódź Urban Logistics and Center Place ground leases are much longer than a typical borrowing, the Company derived the incremental borrowing rate of 5.6% and 3.4% for the ground leases at Łódź Urban Logistics and Center Place, respectively, as the spread in a current financing quote for the property, or its borrowing rate on its revolving credit facility if a current financing quote was not available, plus the applicable base rate corresponding to the longest term available in the base rate market. A reconciliation of the Company’s lease liabilities on an undiscounted cash flow basis for its ground leases for each of the years ending December 31, 2022 through December 31, 2026 are as follows (in thousands):

	Lease Payments
	Operating Leases	Financing Leases
2022	$87	$540
2023	87	540
2024	87	540
2025	87	540
2026	87	540
Thereafter	5,462	70,889
Total	$5,897	$73,589

Operating Lease Liability	$1,477	$17,340
Undiscounted Excess Amount	$4,420	$56,249

Revenue Recognition

ASC 606 requires the use of a new five-step model to recognize revenue from contracts with customers. The five-step model requires that the Company identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when it satisfies the performance obligations. Management has concluded that the majority of the Company’s total revenue, with the exception of gains and losses from the sale of real estate, consist of rental income from leasing arrangements, which is specifically excluded from the standard. Excluding gains and losses on the sale of real estate (as discussed further below), the Company concluded that its remaining revenue streams were immaterial.

As of January 1, 2018, the Company began accounting for the sale of real estate properties under ASC 610-20 and provides for revenue recognition based on completed performance obligations, which typically occurs upon the transfer of ownership of a real estate asset.

The Company recognizes rental revenue on a straight-line basis over the life of the lease including rent holidays, if any. Revenues associated with operating expense recoveries are recognized in the period in which the expenses are incurred based upon the tenant lease provisions, in accordance with Topic 842. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term.

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

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2015. The Company’s management believes that it operates in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2021, 2020 and 2019 in the accompanying consolidated financial statements. During the year ended December 31, 2021, income tax expense recorded by the Company was substantially comprised of $4.0 million in current income tax expense related to the operation of its international properties. During the years ended December 31, 2020 and 2019, income tax benefit recorded by the Company consisted of deferred tax expense of $6.3 million and $1.5 million, respectively, offset by current income tax expense of $1.9 million and $0.5 million, respectively, related to the operation of its international properties. All periods from December 31, 2015 through December 31, 2021 are open for examination by the IRS. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Distribution and Stockholder Servicing Fees

The Company records distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the applicable class of shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable. For the years ended December 31, 2021 and 2020, the Company recorded a liability of $36.9 million and $26.3 million, respectively. See Note 8 — Related Party Transactions for additional information regarding the Company’s distribution and stockholder servicing fees.

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

New Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848).” This ASU contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in the ASU is optional and may be elected over time, through December 31, 2022, as reference rate reform activities occur. Once the ASU is elected, the guidance must be applied prospectively for all eligible contract modifications. The Company has not adopted any of the optional expedients or exceptions as of December 31, 2021, but will continue to evaluate the possible adoption of any such expedients or exceptions during the effective period as circumstances evolve. As of December 31, 2021, $698.2 million of the Company’s outstanding debt had a variable interest rate tied to a reference rate expected to be discontinued, although the terms of the loan agreements provide procedures for determining a replacement or alternative rate in the event that the reference rate is unavailable.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020
Buildings and improvements	$1,641,385	$1,216,004
Less: accumulated depreciation	(95,479)	(60,019)
Buildings and improvements, net	1,545,906	1,155,985
Land	539,216	402,075
Investment property, net	$2,085,122	$1,558,060

During the year ended December 31, 2021, the Company acquired eleven investments in real estate assets for a total net purchase price of $709.6 million and did not sell any of its investment properties. During the year ended December 31, 2020, the Company acquired seven investments in real estate assets for a total net purchase price of $447.1 million. During the same period, the Company sold three of its investment properties for an aggregate contract price of $350.1 million and recognized an aggregate gain on the sale of these assets of $130.1 million, which was recorded in gain on sale of real estate on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company proactively closed residential accommodations at Montrose Student Residences in August 2020 to more efficiently perform renovations including the replacement of certain building safety equipment systems. In conjunction with the renovation, the Company recorded accelerated depreciation of $11.0 million to Depreciation and amortization on the Consolidated statements of Operations and Comprehensive Income (loss) during the first half of 2021 related to portions of the building that were taken out of service. The Company expects the renovation to be completed in the third quarter of 2022. See Note 4 — Recent Acquisitions of Real Estate for additional information regarding the Company’s real estate portfolio.

As of December 31, 2021, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$279,340	$15,766	$(52,306)
Less: accumulated amortization	(59,819)	(2,877)	11,940
Net	$219,521	$12,889	$(40,366)

As of December 31, 2020, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$153,358	$12,362	$(27,792)
Less: accumulated amortization	(41,998)	(1,892)	6,399
Net	$111,360	$10,470	$(21,393)

Amortization expense of in-place leases was $38.6 million, $32.0 million and $20.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $4.0 million, $2.4 million and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market lease liabilities, net, for each of the years ending December 31, 2022 through December 31, 2026 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
2022	$50,035	$(7,204)
2023	$40,899	$(5,331)
2024	$33,773	$(4,375)
2025	$27,659	$(3,254)
2026	$19,731	$(1,662)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the year ended December 31, 2021, 2020 and 2019 was $24.2 million, $17.4 million and $15.4 million, respectively, which is included in Rental revenue on the Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2021, the approximate fixed future minimum rentals for each of the years ending December 31, 2022 through 2026 and thereafter for the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
2022	$145,013
2023	121,579
2024	107,789
2025	95,477
2026	77,821
Thereafter	265,959
Total	$813,638

During the years ended December 31, 2021, 2020 and 2019, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties and multi-family properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. RECENT ACQUISITIONS OF REAL ESTATE

The Company acquired eleven real estate assets during the year ended December 31, 2021, seven real estate assets during the year ended December 31, 2020 and nine real estate assets during the year ended December 31, 2019. The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price, which includes transaction costs beginning January 1, 2018 as further described below, of each property acquired in 2021, 2020 and 2019 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (2)		Land (2)	In-place Lease Intangibles (2)	Out-of- Market Lease Intangibles, Net (2)	Right of Use Asset (Liability), net		Total (2)
2021 (1)
5301 Patrick Henry	2/10/2021	$36,651		$19,089	$15,136	$(2,711)	$—		$68,165
ABC Westland A3.2 (3)	4/30/2021	$8,400		$—	$678	$—	$—		$9,078
900 Patrol Road	5/17/2021	$79,242		$7,977	$11,656	$—	$—		$98,875
1015 Half Street	5/19/2021	$131,745		$32,884	$81,861	$(17,391)	$—		$229,099
Miramar Activity Business Center	6/30/2021	$17,007		$19,573	$4,411	$34	$—		$41,025
Eastgate Park	10/26/2021	$24,399		$18,558	$3,887	$(1,260)	$—		$45,584
ABC Westland 668 (3)	10/26/2021	$2,615		$1,729	$275	$—	$—		$4,619
Bradley Business Center	11/16/2021	$43,146		$17,025	$9,256	$3,900	$—		$73,327
WGN Studios	11/30/2021	$12,469		$13,020	$8,776	$(3,367)	$—		$30,898
Waypoint	12/10/2021	$15,256		$18,009	$8,692	$(2)	$—		$41,955
Center Place	12/22/2021	$72,811		$—	$4,023	$—	$(1,596)	(5)	$75,238
2020
The Emerson	1/24/2020	$97,659		$17,725	$2,197	$—	$—		$117,581
Bratzler ABC Westland (3)	2/28/2020	$7,181		$5,704	$816	$—	$—		$13,701
Madrid Airport Complex	6/19/2020	$3,807		$20,469	$9,787	$—	$—		$34,063
Wakefield Logistics	7/2/2020	$14,830		$9,085	$4,078	$(701)	$—		$27,292
Advanced Manufacturing Portfolio	8/31/2020	$34,826		$53,636	$23,648	$(5,006)	$—		$107,104
6100 Schertz Parkway	12/11/2020	$103,404		$3,880	$16,058	$5,988	$—		$129,330
5100 Cross Point	12/22/2020	$10,606		$12,327	$1,817	$(313)	$—		$24,437

2019
ABC Westland	5/3/2019	$74,054	(4)	$59,664	$6,902	$(1,124)	$—		$139,496
Promenade Shops at Briargate	9/13/2019	$55,425		$19,199	$20,017	$(1,047)	$—		$93,594
Gdańsk PL II	9/24/2019	$18,707		$6,174	$5,013	$449	$—		$30,343
Łódź Urban Logistics	9/26/2019	$19,298		$—	$3,684	$(134)	$2,777	(6)	$25,625
Glasgow West End	9/27/2019	$66,255		$22,276	$3,170	$—	$—		$91,701
Charles Tyrwhitt DC	11/8/2019	$11,207		$7,013	$3,587	$(489)	$—		$21,318
The Alloy	11/12/2019	$81,956		$14,194	$3,291	$—	$—		$99,441
DSG Bristol	11/18/2019	$22,503		$17,713	$8,319	$1,507	$—		$50,042
Royal Mail	12/12/2019	$23,735		$6,170	$5,536	$—	$—		$35,441

(1)For more information on acquisitions completed during the year ended December 31, 2021, refer to Note 3 — Investment Property.

(2)For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

(3)ABC Westland A3.2, ABC Westland 668 and Bratzler ABC Westland are three additional buildings that the Company acquired at ABC Westland, an industrial logistics property located in The Hague, Netherlands that the Company previously acquired in May 2019.

(4)Amount includes approximately €14.1 million (approximately $15.8 million assuming a rate of $1.12 per EUR as of the acquisition date) of solar panels at date of acquisition, which are to be depreciated using the straight-line method assuming a useful life of 25 years.

(5)Amount is net of a $15.9 million financing lease right-of-use asset.

(6)Amount is net of a $1.6 million right of use lease liability presented in other liabilities.

5. DEBT FINANCING

As of December 31, 2021 and 2020, the Company had approximately $1.3 billion and $0.9 billion of debt outstanding, respectively, with a weighted average years to maturity of 2.2 years and 2.4 years, and a weighted average interest rate of 1.83% and 2.08%, respectively. The following table describes the Company’s debt outstanding at December 31, 2021 and 2020 (in thousands, except interest rates):

Description	Maturity Date	Maximum Capacity in Functional Currency	Weighted Average Effective Interest Rate as of December 31, 2021	Principal Outstanding at December 31, 2021	Principal Outstanding at December 31, 2020
Fixed Rate Loans
Fixed rate secured mortgage debt (1)	06/2023-06/2026	N/A	2.98%	$222,343	$208,277
Total fixed rate loans				$222,343	$208,277
Variable Rate Loans
Floating rate secured mortgage debt (2)	12/2022-12/2025	N/A	1.75%	428,787	437,257
JPMorgan Chase Revolving Credit Facility	11/15/2023	$425,000	N/A	—	140,000
JPMorgan Chase Revolving Credit Facility - Term Loan	11/15/2023	$300,000	1.45%	300,000	100,000
JPMorgan Chase Revolving Credit Facility - Term Loan	12/20/2024	$300,000	1.45%	300,000	—
Total variable rate loans				$1,028,787	$677,257
Total Notes Payable				$1,251,130	$885,534
Note Payable to Affiliates
Credit Facility with Hines	12/31/2022	$75,000	N/A	—	—
Total Note Payable to Affiliate				$—	$—
Total Principal Outstanding				$1,251,130	$885,534
Unamortized financing fees (3)				(6,255)	(4,738)
Total				$1,244,875	$880,796
(1)As of December 31, 2021, the effective interest rates on our fixed rate mortgage debt ranged from 1.05% to 4.25%. The amount of principal outstanding as of December 31, 2021 includes $62.5 million that has been effectively fixed for the full term of the facilities using interest rate swap agreements as an economic hedge against the variability of future interest rates on the borrowing.
(2)As of December 31, 2021, the effective interest rates on our floating rate mortgage debt ranged from 1.10% to 2.50%. The amount of principal outstanding as of December 31, 2021 includes $242.3 million that is subject to interest rate cap agreements as an economic hedge against the variability of future interest rates on the borrowing for the full term of the facilities.
(3)Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $8.1 million and $6.1 million as of December 31, 2021 and 2020. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the years ended December 31, 2021, 2020 and 2019, $4.3 million, $2.8 million and $1.4 million of deferred financing costs were amortized into interest expense in the accompanying consolidated statement of operations, respectively.

The Company often enters into mortgage agreements to provide secured financing for its acquisitions of real estate investments. These mortgage agreements are subject to certain conditions and contain customary covenants and events of default. Refer below for additional discussion on Financial Covenants relating to the Company’s mortgage-level debt.

JPMorgan Debt Facilities
On September 13, 2019 (as amended on November 15, 2019, November 13, 2020, July 30, 2021 and December 20, 2021), the Operating Partnership entered into a credit agreement, which we refer to as the “Credit Agreement”, with JPMorgan Chase Bank, N.A. (“Chase”), as administrative agent for itself and various lenders named in the Credit Agreement, which provides for borrowings up to a maximum aggregate principal amount of $1.025 billion, which consists of $425.0 million available under a revolving loan commitment (the “Revolving Credit Facility”), $300.0 million under an initial term loan commitment (the “Initial Term Loan Facility”) and $300.0 million under a second term loan commitment (the “Second Term Loan Facility”).

The Revolving Credit Facility and Initial Term Loan Facility each have a maturity date of November 15, 2023, and the Second Term Loan Facility has a maturity date of December 20, 2024. The Revolving Credit Facility, Initial Term Loan Facility and Second Term Loan Facility are each subject to two one-year extensions at the Company’s option.

The Company entered into a $108.0 million bridge loan facility with Chase in May 2021, to provide funding for the Company’s May 2021 acquisitions. This bridge loan was fully repaid in July 2021 using proceeds from the Revolving Credit Facility and the bridge loan facility was terminated in accordance with its terms.

During the year ended December 31, 2021, the Company made draws of approximately $221.1 million on its Revolving Credit Facility, drew the remaining $200.0 million capacity on its Initial Term Loan Facility and drew the maximum capacity of $300.0 million available under its Second Term Loan Facility. During the same period, the Company made payments of $361.1 million to pay off its remaining outstanding balance on the Revolving Credit Facility in full using proceeds from its term loan commitments. As of December 31, 2021, the Company had no outstanding balance on its Revolving Credit Facility, an outstanding balance of $300.0 million on its Initial Term Loan Facility and an outstanding balance of $300.0 million on its Second Term Loan Facility. From January 1, 2022 through March 31, 2022, the Company did not make any additional draws or additional payments under the Revolving Credit Facility, and had no outstanding balance as of March 31, 2022.

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

Hines Credit Facility

On October 2, 2017, the Operating Partnership entered into an uncommitted loan agreement (as amended the “Hines Credit Facility”) with Hines for a maximum principal amount of $240.0 million. On November 30, 2017, the Operating Partnership amended the Hines Credit Facility to reduce the maximum principal amount to $75.0 million and further amended it in December 2018 and 2019 to extend the maturity date as described below. Interest on each advance under the Hines Credit Facility is charged monthly at a variable rate, which is (i) Hines’ then-current borrowing rate under its revolving credit facility or (ii) if the Operating Partnership enters into a revolving credit facility (“the OP Facility”), the rate under such facility. Each advance under the Hines Credit Facility must be repaid within six months, subject to one six-month extension at the option of the Operating Partnership and subject to the satisfaction of certain conditions. Effective as of December 20, 2021, the Hines Credit Facility will terminate on the earlier of (a) the termination of the availability period as determined by Hines at its discretion (which will not impact the maturity date of any outstanding or previously approved advance under the loan agreement); (b) December 31, 2022; and (c) the date Hines accelerates the repayment of the loan agreement pursuant to any event of default.

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

During the year ended December 31, 2021, the Company made no draws or payments under the Hines Credit Facility and had no outstanding balance as of December 31, 2021 or the date of this report.

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of December 31, 2021 or the date of this report. The Company’s continued compliance with these and other covenants depends on many factors and could be impacted by current or future economic conditions associated with the Coronavirus pandemic. Failure to comply with any covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations and impact the liquidity of the Company.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for each of the years ending December 31, 2022 through December 31, 2026 and for the period thereafter (in thousands).

	Payments Due by Year
	2022	2023	2024	2025	2026	Thereafter
Principal payments	$45,784	$648,090	$507,429	$26,869	$22,958	$—

LIBOR is expected to be phased out or modified by June 2023, and the writing of new contracts using LIBOR has effectively ended. As of December 31, 2021, $698.2 million of the Company’s outstanding debt had a variable interest rate tied to LIBOR. The loan agreements provide procedures for determining a replacement or alternative rate in the event that LIBOR is unavailable. However, there can be no assurances as to whether such replacement or alternative rate will be more or less favorable than LIBOR. The Company intends to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

6. DERIVATIVE INSTRUMENTS

The Company has entered into several interest rate swap contracts and interest rate cap contracts in connection with certain of its secured mortgage loans in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowings.  The Company’s interest rate swaps effectively fixed the interest rates on each of the loans to which they relate and the interest rate cap agreements have limited the interest rate on each of the loans to which they relate.  The Company has not designated any of these derivatives as hedges for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its consolidated balance sheets the fair value amount recorded for its derivative instruments.

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

The table below provides additional information regarding the Company's derivative instruments as well as their location and fair value on our consolidated balance sheets (in thousands, except number of contracts):

			Fair Value
			Derivative Instruments
Type	Number of Contracts	Notional Amount	Assets	Liabilities
As of December 31, 2021
Interest rate swaps	3	$62,495	$284	$(167)
Interest rate caps	11	242,276	558	—
Total derivative instruments	14	$304,771	$842	$(167)

As of December 31, 2020
Interest rate swaps	2	$37,283	$224	$—
Interest rate caps	10	316,804	62	—
Foreign currency forwards	1	12,284	—	(22)
Total derivative instruments	13	$366,371	$286	$(22)

The table below presents the effects of the changes in fair value of the Company’s derivative instrument in the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2021 and 2020 (in thousands):

	Gain (Loss) Recorded on Derivative Instruments
	Year Ended
	12/31/2021	12/31/2020	12/31/2019
Derivatives not designated as hedging instruments:
Interest rate swaps	$(102)	$424	$(149)
Interest rate caps	320	(195)	(454)
Foreign currency forward contracts	(113)	7,302	(1,689)
Total gain (loss) on derivatives	$105	$7,531	$(2,292)

7.  STOCKHOLDERS’ EQUITY

Public Offering

The Company raises capital for its investments primarily through public offerings of its common stock. In connection with the launch of the Company’s Second Offering, on November 30, 2017, the Company (i) redesignated its issued and outstanding Class A shares of common stock, Class T shares of common stock, Class I shares of common stock and Class J shares of common stock as “Class AX shares,” “Class TX shares,” “Class IX shares” and “Class JX shares,” (collectively, the “IPO Shares”) respectively, and (ii) reclassified the authorized but unissued portion of its common stock into four additional classes of shares of common stock: “Class T shares,” “Class S shares,” “Class D shares,” and “Class I shares.” The Company is offering its shares of common stock in the Third Offering in any combination of Class T shares, Class S shares, Class D shares and Class I shares. All shares of the Company’s common stock have the same voting rights and rights upon liquidation, although distributions received by the Company’s stockholders are expected to differ due to the distribution and stockholder servicing fees payable with respect to the applicable share classes, which reduce distributions.

The Company complies with the FASB ASC 480 “Distinguishing Liabilities from Equity” which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  When shares are tendered for redemption and approved by the board of directors, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values and redeem those shares in the subsequent month pursuant to the Company’s current share redemption program. The Company’s board of directors may amend or suspend the share redemption program at any time without stockholder approval. Additionally, the board of directors has complete discretion to determine whether the Company has sufficient funds to satisfy redemption requests.

Common Stock

As of December 31, 2021 and 2020, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	December 31, 2021		December 31, 2020
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	29,377	40,000	19,990
Class TX common stock, $0.001 par value per share	40,000	7,606	40,000	18,152
Class IX common stock, $0.001 par value per share	10,000	87	10,000	95
Class JX common stock, $0.001 par value per share	10,000	—	10,000	—
Class T common stock, $0.001 par value per share	350,000	53,176	350,000	40,036
Class S common stock, $0.001 par value per share	350,000	3,299	350,000	—
Class D common stock, $0.001 par value per share	350,000	19,000	350,000	10,217
Class I common stock, $0.001 par value per share	350,000	42,261	350,000	15,291

The tables below provide information regarding the issuances and redemptions of each class of shares of the Company’s common stock during the year ended December 31, 2021, 2020 and 2019 (in thousands). There were no Class JX shares issued, redeemed or outstanding during the year ended December 31, 2021.

	Class AX		Class TX		Class IX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	19,990	$20	18,152	$21	95	$—	40,036	$39	—	$—	10,217	$9	15,291	$15	103,781	$104
Issuance of common shares	768	—	295	—	4	—	14,622	16	3,299	3	9,078	9	27,341	26	55,407	54
Conversion of common shares (1)	10,144	10	(10,144)	(10)	—	—	(67)	—	—	—	—	—	67	—	—	—
Redemption of common shares	(1,525)	(2)	(697)	—	(12)	—	(1,415)	(2)	—	—	(295)	—	(438)	—	(4,382)	(4)
Balance as of December 31, 2021	29,377	$28	7,606	$11	87	$—	53,176	$53	3,299	$3	19,000	$18	42,261	$41	154,806	$154
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

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2019 through March 31, 2022 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class, less any applicable distribution and stockholder servicing fees. Distributions will be made on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the Company’s distribution reinvestment plan were reinvested in shares of the same class as the shares on which the distributions were made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The following table outlines the Company’s total distributions declared to stockholders for the years ended December 31, 2021, 2020 and 2019, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared
December 31, 2021	$35,327	$38,031	$73,358
December 31, 2020	$25,398	$28,762	$54,161
December 31, 2019	$16,112	$19,446	$35,558

The table below outlines the net distributions declared for each class of shares for the years ended December 31, 2021, 2020 and 2019. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors less any applicable ongoing distribution and stockholder servicing fees, which is more fully described in Note 8 — Related Party Transactions.

	2021	2020	2019
Distributions declared per Class AX share, net	$0.63	$0.63	$0.63
Distributions declared per Class TX share, net	$0.52	$0.53	$0.52
Distributions declared per Class IX share, net	$0.60	$0.60	$0.60
Distributions declared per Class T share, net	$0.52	$0.53	$0.52
Distributions declared per Class S share, net	$0.53	$0.53	$0.52
Distributions declared per Class D share, net	$0.60	$0.60	$0.60
Distributions declared per Class I share, net	$0.63	$0.63	$0.63

8.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and Hines Securities, Inc. (the “Dealer Manager”), Hines and its affiliates for the years ended December 31, 2021, 2020 and 2019 and amounts unpaid as of December 31, 2021 and 2020 (in thousands):

	Incurred During the Years Ended December 31,			Unpaid as of
Type and Recipient	2021	2020	2019	12/31/2021		12/31/2020
Selling Commissions- Dealer Manager (1)	$4,218	$3,182	$7,481	$—		$—
Dealer Manager Fee- Dealer Manager (1)	700	576	1,337	—		—
Distribution & Stockholder Servicing Fees- Dealer Manager (1)	16,866	9,484	17,696	36,918		26,271
Organization and Offering Costs- the Advisor	5,016	4,457	4,445	4,606		6,263
Asset Management Fees- the Advisor	16,442	11,674	7,985	1,135		2,672
Other- the Advisor (2)	4,028	1,005	2,846	1,528		1,249
Performance Participation Allocation- the Advisor (3)	24,790	—	7,713	24,790		—
Interest Expense- Hines and its affiliates (4)	—	362	1,288	—		—
Property Management Fees- Hines and its affiliates	3,168	2,249	1,866	149		91
Development and Construction Management Fees- Hines and its affiliates	788	657	413	703		650
Leasing Fees- Hines and its affiliates	1,055	877	601	457		230
Expense Reimbursements- Hines and its affiliates (with respect to management and operations of the Company's properties) (5)	8,472	8,157	4,506	(856)	(6)	1,869
Total	$85,543	$42,680	$58,177	$69,430		$39,295
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
(6)As of December 31, 2021, the balance included $1.3 million in receivables related to rents collected by the Hines-affiliated property manager at the international student housing properties, which were being held in the property manager controlled bank accounts.

As described more fully in Note 1 — Organization, the Company commenced its Initial Offering in August 2014, its Second Offering in December 2017 and its Third Offering in June 2021. Described below are the fees payable to Hines and its affiliates in connection with the Initial Offering and the Follow-on Offerings.

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

Follow-on Offerings

As previously discussed, the Company launched its Second Offering on December 6, 2017. Upon the expiration of the Second Offering, the Company launched its Third Offering on June 2, 2021. The table below summarizes the fees payable to the Dealer Manager with respect to the sale of shares in the Follow-on Offerings. The upfront selling commissions and dealer manager fees are based on a percentage of the gross offering proceeds of the shares sold in the primary offering. No upfront selling commissions or dealer manager fees are payable with respect to shares issued under the Company’s distribution reinvestment plan.

	Class T shares (1)	Class S shares (1)	Class D shares	Class I shares
Upfront Selling Commission and Dealer Manager Fee	3.5%	3.5%	None	None
Ongoing Distribution and Stockholder Servicing Fee (per annum, as a percentage of NAV)(2)	1.0%	0.85%	0.25%	None

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

(2)The Company records distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable. As of December 31, 2021 and 2020, the Company has recorded a liability of $36.9 million and $26.3 million, respectively, related to these fees, which is included in due to affiliates on the consolidated balance sheets. Prior to August 20, 2021, the distribution and stockholder servicing fee was paid at a rate of 1.0% of NAV per annum with respect to Class S shares.
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
In addition, the Company will cease paying distribution and stockholder servicing fees with respect to Class T shares, Class S shares and Class D shares issued in a particular offering on the earlier to occur of the following: (i) a listing of the Company’s common shares, (ii) the Company’s merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets or (iii) the date following the completion of the primary portion of such offering on which, in the aggregate, underwriting compensation from all sources in connection with such offering, including upfront selling commissions, dealer manager fees, distribution and stockholder servicing fees and other underwriting compensation, is equal to 10% of the gross proceeds from such Offering.

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

Performance Participation Allocation

The Advisor is also entitled to an annual performance participation allocation of 12.5% of the total return earned on an investment in the Company’s shares each year. This performance participation allocation is subject to achievement of a 5% total return, after considering the effect of any losses carried forward from the prior year (as defined in the Operating Partnership agreement). The performance participation allocation accrues monthly and is payable after the completion of each calendar year.

Acquisition Expense Reimbursements

The Company reimburses the Advisor and its affiliates for out-of-pocket expenses in connection with the selection, evaluation, structuring, acquisition, origination, financing and development of properties and real estate-related securities, whether or not such investments are acquired.

Expense Reimbursements

The Company reimburses the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee and the performance participation allocation) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of its average invested assets, or (B) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. For the four fiscal quarters ended December 31, 2021, the Company’s total operating expenses did not exceed the 2%/25% Limitation.

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

Effective as of December 6, 2017, the Advisor agreed to advance all of the Company’s organization and offering costs related to the Second Offering through December 31, 2018. In January 2019, the Company began reimbursing the Advisor for all such advanced expenses and expects to continue to reimburse the Advisor for such expenses ratably through December 31, 2023 to the extent cumulative organization and offering costs do not exceed an amount equal to 2.5% of gross offering proceeds from the Company’s public offerings. In addition, commencing in January 2019, the Company reimburses the Advisor for any new organization and offering costs that it incurs on its behalf, as and when incurred, to the extent that aggregate reimbursements to the Advisor for cumulative organization and offering costs do not exceed an amount equal to 2.5% of the gross offering proceeds from the Company’s public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and the distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from the Offering. The Company has recorded a liability equal to all unreimbursed organization and offering costs that have been incurred to date to reflect its expectation that all of these amounts will be reimbursed to the Advisor in the future.

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

Financial Instruments Measured on a Recurring Basis

As described in Note 6 — Derivative Instruments, the Company entered into several interest rate contracts as hedges against the variability of future interest rates on its variable interest rate borrowings. The valuation of these derivative instruments is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate contracts have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2021 and 2020, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

Additionally, as described in Note 6 — Derivative Instruments, the Company has entered into foreign currency forward contracts as hedges against the variability of foreign exchange rates. The valuation of these forward contracts is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including currency exchange rate curves and implied volatilities. The Company has determined its foreign currency forward contracts valuations are classified in Level 2 of the fair value hierarchy, as they are based on observable inputs but are not traded in active markets.

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

	Basis of Fair Value Measurements
During the year ended	Description	Fair Value of Assets	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021	Investments in real estate-related securities	$74,256	$74,256	$—	$—
December 31, 2020	Investments in real estate-related securities	$51,137	$51,137	$—	$—

Financial Instruments Fair Value Disclosures

As of December 31, 2021, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $1,251.1 million, was $1,250.6 million. As of December 31, 2020, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $885.5 million, was $884.7 million. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

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
Management evaluates the operating performance of each of its real estate properties at an individual investment level and considers each investment to be an operating segment. The Company has aggregated its operating segments into five reportable segments: office investments, industrial investments, residential/living investments, retail investments, and other investments. This aggregation represents a change in presentation from the prior year, and now no longer includes the additional bifurcation based on geography. Information presented for the years ended December 31, 2020 and 2019 and as of December 31, 2020 is presented consistent with current year reportable segment aggregation.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Years Ended December 31,
	2021	2020	2019
Total Revenue
Office investments	$27,000	$18,271	$25,469
Industrial investments	82,339	52,280	33,405
Residential/Living investments	32,869	29,181	21,867
Retail investments	27,795	26,883	23,142
Other investments	5,923	—	—
Total Revenue	$175,926	$126,615	$103,883

For the years ended December 31, 2021, 2020 and 2019, the Company’s total revenue was attributable to the following countries:

	Years Ended December 31,
	2021	2020	2019
Total Revenue
United States	61%	51%	55%
The Netherlands	18%	23%	21%
United Kingdom	12%	12%	7%
Poland	4%	5%	2%
Spain	3%	2%	—%
Germany	2%	3%	3%
Ireland	—%	4%	12%
Czech Republic	—%	—%	—%

For the years ended December 31, 2021, 2020 and 2019, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Revenues in excess of property expenses (1)
Office investments	$16,774	$11,095	$17,257
Industrial investments	54,202	32,689	19,561
Residential/Living investments	14,995	14,413	12,673
Retail investments	16,699	15,247	13,405
Other investments	4,599	—	—
Total revenues in excess of property expenses	$107,269	$73,444	$62,896

(1)Revenues less property operating expenses, real property taxes and property management fees.

For the years ended December 31, 2021 and 2020, the Company’s total assets by segment were as follows (in thousands):

	December 31, 2021	December 31, 2020
Total Assets
Office investments	$412,359	$134,863
Industrial investments	1,022,522	873,614
Residential/Living investments	568,151	496,182
Retail investments	290,820	282,550
Other investments	176,772	—
Corporate-level accounts	234,297	76,208
Total Assets	$2,704,921	$1,863,417

For the years ended December 31, 2021 and 2020, the Company’s total assets were attributable to the following countries:

	December 31, 2021	December 31, 2020
Total Assets
United States	69%	54%
United Kingdom	12%	18%
The Netherlands	11%	17%
Czech Republic	2%	—%
Poland	2%	3%
Germany	2%	3%
Spain	1%	2%
Ireland	1%	3%

For the years ended December 31, 2021, 2020 and 2019, the Company’s reconciliation to the Company’s property revenue in excess of expenses is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Reconciliation to revenues in excess of property expenses
Net income (loss)	$(39,153)	$101,553	$(19,548)
Depreciation and amortization	88,100	68,693	46,193
Acquisition related expenses	112	687	161
Asset management fees	16,442	11,674	7,985
Performance participation allocation	24,790	—	7,713
General and administrative expenses	5,546	4,652	3,652
(Gain) loss on derivative instruments	(105)	(7,531)	2,292
(Gain) loss on real estate-related securities	(15,965)	452	(2,317)
Gain on sale of real estate	(1,432)	(130,094)	—
Foreign currency (gains) losses	978	809	617
Interest expense	24,976	20,849	18,608
Interest and other income	(2,140)	(1,693)	(1,480)
(Benefit) provision for income taxes	3,988	(4,380)	(980)
Provision for income taxes related to sale of real estate	1,132	7,773	—
Total revenues in excess of property expenses	$107,269	$73,444	$62,896

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	2021	2020	2019
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$20,644	$18,269	$15,966
Cash paid for income taxes	$2,270	$1,340	$288
Cash paid for income taxes related to sale of real estate	$1,132	$7,773	$—
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$7,470	$4,909	$3,837
Distributions reinvested	$36,700	$28,335	$18,426
Shares tendered for redemption	$3,019	$5,850	$1,680
Non-cash net liabilities assumed	$11,450	$6,094	$11,412
Assumption of mortgage upon acquisition of property	$17,342	$—	$—
Offering costs payable to the Advisor	$5,015	$4,456	$4,445
Selling commissions, dealer manager fees and distribution and stockholder servicing fees payable to the Dealer Manager	$16,865	$9,483	$17,696
Accrued capital additions	$3,923	$1,276	$2,615
Accrued acquisition costs	$856	$678	$2,256
Recognition of financing ground lease liability	$17,340	$—	$—
Recognition of operating ground lease liability	$—	$—	$1,583

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

13. SUBSEQUENT EVENTS

Bradley Business Center

In January 2022, the Company acquired the remaining three buildings of Bradley Business Center, a mixed-use campus located in Chicago, Illinois. It is comprised of four buildings totaling approximately 467,000 square feet and is currently 97% leased to 21 tenants. The net purchase price of the Bradley Business Center is approximately $97.3 million exclusive of transaction costs and closing prorations.

Liberty Station

In January 2022, the Company acquired Liberty Station, an office property located in San Diego, California. The net purchase price was approximately $120.0 million exclusive of transaction costs and closing prorations. The property consists of approximately 187,000 square feet and is 93% leased.

1315 N. North Branch

In February 2022, the Company acquired 1315 N. Branch, an office property located in Chicago, Illinois. It consists of 157,450 square feet and is currently 100% leased. The net purchase price of 1315 N. Branch is approximately $47.0 million exclusive of transaction costs and closing prorations.

Burbank Media Studios

In February 2022, the Company acquired Burbank Media Studios, a studio building located in Burbank, California. The net purchase price was approximately $42.5 million exclusive of transaction costs and closing prorations. The property consists of approximately 30,000 square feet of net rentable area that is 100% leased through a long-term ground lease with the tenant.

Royal Mail

In March 2022, the Company sold Royal Mail for a contract price of £34.7 million (approximately $46.5 million assuming a rate of $1.34 per GBP as of the date of transaction) and repaid the associated mortgage loan in full. The Company acquired Royal Mail in December 2019 for a purchase price of $33.4 million, excluding transaction costs and working capital reserves. The purchaser is not affiliated with the Company or their affiliates.

Venue Museum District

In March 2022, the Company sold Venue Museum District for a contract price of $76.0 million. The Company acquired Venue Museum District in September 2018 for a purchase price of $72.9 million, excluding transaction costs and working capital reserves. The purchaser is not affiliated with the Company or their affiliates.

Central City Coventry

In March 2022, the Company acquired Central City Coventry, an industrial property located in Coventry, United Kingdom. The net purchase price was approximately £31.0 million (approximately $40.6 million assuming a rate of $1.31 per GBP as of the acquisition date), exclusive of transaction costs and closing prorations. The property consists of approximately 400,000 square feet and is 100% leased.

*****

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2021 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2021, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 31, 2022

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of the employees of Hines and its affiliates working remotely due to the Coronavirus pandemic. We are continually monitoring and assessing the impact of the Coronavirus pandemic on our internal controls to minimize its impact on the design and operating effectiveness of our internal controls.

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of the date of this report, our directors, their ages, their year first elected, their business experience and principal occupation, their directorships in public corporations and investment companies are as follows:

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Jeffrey C. Hines	66	2013	Mr. Hines joined Hines in 1982. Mr. Hines is the co-owner, Chairman and Co-CEO of Hines and has served as Chairman of our board and Chairman of the managers of the general partner of our Advisor since July 2013. Mr. Hines has served as our CEO and as the CEO of the general partner of our Advisor since December 31, 2019. Mr. Hines has also served as a trustee and Chief Executive Officer of HGR Liquidating Trust since June 2020. From December 2008 to June 2020, Mr. Hines served as the Chairman of the Board of Hines Global REIT, Inc. (“Hines Global REIT”). In addition, Mr. Hines has served as the Chairman of the managers of the general partner of Hines Global Advisors, LP (“HGALP”), which serves as the external advisor to HGR Liquidating Trust and previously served as the external advisor to Hines Global REIT. Additionally, Mr. Hines served as the Chairman of the Board of Hines REIT and the Chairman of the managers of the general partner of Hines Advisors Limited Partnership, the advisor to Hines REIT, from August 2003 through the liquidation and dissolution of Hines REIT in August 2018. He also served as a member of the management board of Core Fund, from August 2003 through the liquidation and dissolution of the Core Fund in December 2018. As the President and CEO of Hines, he is responsible for overseeing all firm policies and procedures as well as day-to-day operations and is a member of Hines’ Executive and Investment Committees. He became President of the general partner of Hines in 1990 and Chief Executive Officer of the general partner of Hines in January 2008. He became Chairman of the general partner of Hines in 2020 after Gerald Hines’ passing. He has overseen a major expansion of the firm’s personnel, financial resources, domestic and foreign market penetration, products and services. He has been a major participant in the development of Hines’ domestic and international acquisition program and currently oversees a portfolio of $83.6 billion in assets under management. Mr. Hines graduated from Williams College with a B.A. in Economics and holds a M.B.A. from Harvard Business School.

We believe that Mr. Hines’ career, spanning more than 38 years in the commercial real estate industry, including his leadership of Hines and the depth of his knowledge of Hines and its affiliates qualifies him to serve on our board of directors.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Laura Hines-Pierce	38	2021	Ms. Hines-Pierce is Co-CEO of Hines working side-by-side with Chairman and Co-CEO Jeff Hines to help shape firm-wide strategy and manage key risks. She is a member of the firm's Executive Committee and a member of the Investment Committee. Hines-Pierce joined Hines in 2012 and was responsible for project management of developments and support of new business opportunities in the Midwest and Southeast Regions. She served as Project Manager for River Point, a 1.1 million-square-foot, 52-story office tower and 1.5-acre park located in Chicago's West Loop submarket. Her responsibilities included zoning and entitlement, relationship management with equity partner Ivanhoé Cambridge, budget and schedule oversight, design and construction coordination, financial analysis, leasing and marketing. In 2017, Hines-Pierce worked in the Office of the Chief Investment Officer, focused on several firm-wide initiatives that have helped to refine investment strategy and acquisition efforts. From 2018 to 2020, she was the firm’s Transformation Officer to support strategic and transformative efforts across the business. In addition, Hines-Pierce was part of the grassroots team that established the OneHines Women’s Network, leading to the creation of our Diversity, Equity & Inclusion initiative. Prior to joining the firm, she worked for Sotheby’s in New York and interned at Eastdil Secured. Hines-Pierce earned a BA in Economics and Art History from Duke University and an MBA from Harvard University.

We believe that Ms. Hines-Pierce's significant experience in multiple executive leadership roles within Hines and the considerable depth of her institutional knowledge of Hines and its affiliates qualifies her to serve on our board of directors.

David L. Steinbach	45	2019	Mr. Steinbach joined Hines in 1999 and is a Senior Managing Director - Investment Management, Co-Head of Investment Management and the Global Chief Investment Officer for Hines. Additionally, he served as the Chief Investment Officer for us and the general partner of our Advisor, Hines Global REIT from July 2014 until December 2019 and June 2020, respectively. In addition, he has served as the Chief Investment Officer of the general partner of HGALP since July 2014. In these roles, he is responsible for management of the real estate acquisition program in the U.S. and internationally. He is a member of Hines’ Executive and Investment Committees. He previously served as Managing Director – Investment Management from February 2011 to February 2017 and was responsible for the acquisition of over $4 billion in assets for various Hines affiliates in the U.S. and internationally. Prior to this role, he served in various roles in which he was responsible for acquisitions, asset management and property dispositions on behalf of the Company, Hines Global REIT, Hines REIT, and the Core Fund both in the U.S. and internationally. He graduated from Texas A&M University with a Bachelors and Masters in Business Administration.

We believe that Mr. Steinbach’s significant experience as an executive at our Company and at Hines qualifies him to serve as one of our directors. Mr. Steinbach’s extensive knowledge of the U.S. and international real estate markets, as well as his considerable institutional knowledge, allow him to provide valuable insight as a director.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Humberto “Burt” Cabañas	74	2014	Mr. Cabañas has served as one of our independent directors since July 2014. Mr. Cabañas is the Founder and Chairman of Benchmark Hospitality International, where he oversees Benchmark’s diverse portfolio, a position he has held since 1987. He also served as Chief Executive Officer at Benchmark from 1987 to 2013. Prior to his current position, he served as a Senior Vice President and in various other positions at The Woodlands Corporation, where he oversaw all hospitality operations. He presently serves as director on the Foundation Board of Florida International University and previously served as Chairman of the Industry Advisory Board for the Chaplin School of Hospitality & Tourism Management at Florida International University. Mr. Cabañas is also a founding board member and a past president of the International Association of Conference Centers (IACC). He is a graduate of Florida International University with a Bachelor’s degree in Hotel and Restaurant Management.

We believe Mr. Cabañas’ significant and deep experience in the hotel and hospitality industry and the real estate aspects of that industry makes him well-qualified to serve as one of our directors.

Dougal A. Cameron	64	2014	Mr. Cameron has served as one of our independent directors since July 2014. Mr. Cameron is President and Owner of Cameron Management, a position he has held since his founding of the firm in 1995. Cameron Management is a firm that owns, finances, leases, and manages all of its office buildings in an integrated fashion. From 1991-1994, Mr. Cameron was an owner and investment manager of VNSM Inc., an investment management firm with over $1 billion in assets under management. Prior to this time, he was an accountant with Arthur Young & Company (now Ernst & Young), and he worked as an asset and project manager for Hines from 1985 to 1991. Additionally, he was on the board of Mosher Inc., a private, closed-end mutual fund from 1992 to 1997. Mr. Cameron holds a bachelor’s degree in Accounting from Texas Tech University and an M.B.A. from Harvard Business School. Mr. Cameron taught economics at Harvard University and currently teaches at The Acton School of Business in Austin.

We believe that Mr. Cameron is well-qualified to serve as one of our directors due to his background in running a real estate firm since 1995 and his extensive experience in owning, leasing and managing office buildings as the company intends to make investments in office buildings along with other real estate product types.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
John O. Niemann, Jr.	65	2014	Mr. Niemann has served as one of our independent directors since July 2014, and as our lead independent director since May 2019. In addition, he has served as an independent director and is on the Audit and Nominating and Corporate Governance Committees of MSC Income Fund, Inc. (formerly, "HMS Income Fund, Inc."), which is a non-listed public business development company that was co-sponsored by Hines, since May 2012 and currently serves as the chairman of the Nominating and Corporate Governance Committee and has also served as the Chairman of the Audit Committee. He joined Professional Asset Indemnity Limited as a Director in October 2021, which is a non-public Bermuda captive insurance company in runoff. He has also served as an independent director and is on the Audit, Investment, and Compensation Committees of Adams Resources & Energy, Inc. (NYSE: AE) since May 2019, and currently serves as the Chairman of the Audit Committee. He previously served as a director and Chairman of the Audit Committee of Gateway Energy Corporation from June 2010 until December 2013 (when the company went private). Since June 2013, he has served as a Managing Director of Andersen Tax LLC (formerly known as WTAS LLC). He is also the president and chief operating officer of Arthur Andersen LLP, and has been since 2003. He previously served on the administrative board of Arthur Andersen LLP and on the board of partners of Andersen Worldwide. He began his career at Arthur Andersen LLP in 1978 and has served in increasing responsibilities in senior management positions, since 1992. Mr. Niemann has served on the board of directors of many Houston area non-profit organizations, including the Catholic Endowment Foundation of Galveston-Houston, Strake Jesuit College Preparatory School (past chair of the board), The Regis School of the Sacred Heart (past chair of the board), The Houston Symphony, The University of St. Thomas, The Alley Theatre and Taping for the Blind, Inc. He graduated with a Bachelor of Arts in managerial studies (magna cum laude) and a Masters in Accounting from Rice University, received a Juris Doctor (summa cum laude) from the South Texas College of Law, and a Masters of Law in taxation (summa cum laude) from the University of San Francisco School of Law.

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

Dr. Ruth J. Simmons	76	2021	Dr. Simmons has served as one of our independent directors since June 2021. Dr. Simmons is the President of Prairie View A&M University, having served as interim President from July 2017 to December 2017, and President Emerita of Brown University, having served as President from 2001 to 2012. Prior to that, Dr. Simmons served as President of Smith College from 1995 to 2001 and Vice Provost of Princeton University from 1991 to 1995. She also served in various leadership positions at colleges and universities beginning in 1977, including the University of Southern California from 1979 to 1983, Princeton University from 1983 to 1989 and Spelman College from 1989 to 1991. Dr. Simmons currently serves on the board of directors for a number of privately-held companies, the Houston branch of the Federal Reserve Bank of Dallas and previously served on the board of directors at Square, Inc. from August 2015 to February 2020, Chrysler Automobiles N.V. from June 2012 to April 2019, Mondelez International, Inc. from October 2012 to November 2017, The Goldman Sachs Group, Inc. from 2000 until May 2010 and Texas Instruments Inc. from August 1999 to April 2016. Dr. Simmons holds a B.A. in French from Dillard University and a Ph.D. in Romance Languages and Literatures from Harvard University.

We believe Dr. Simmons' significant experience as a leader and innovator in higher education and as a director on multiple public company boards make her well-qualified to serve as one of our directors.

As of the date of this report, our executive officers (other than Mr. Hines, who serves on our board and is included in the earlier list of our directors), their ages and their experiences are as follows:

Name and Title	Age	Experience
Alfonso J. Munk, President and Chief Investment Officer—Americas	48	Mr. Munk joined Hines in October 2019 as Chief Investment Officer-Americas. He was elected President and Chief Investment Officer -Americas of the Company in December 2019. Prior to joining Hines, Mr. Munk was the Managing Director, Americas Chief Investment Officer and head of Latin America for PGIM Real Estate, Prudential Financial’s global real estate investment arm, from 2012 to October 2019. As Managing Director, Mr. Munk was responsible for overseeing PGIM Real Estate’s Americas transaction activities, real estate debt strategies and the management of operations in Latin America. Mr. Munk’s responsibilities as Americas Chief Investment Officer and head of Latin America included overseeing all Americas transaction activities (acquisitions and dispositions of more than $8 billion annually), developing and implementing PGIM Real Estate Latin America’s strategy and overseeing PGIM Real Estate Debt Strategies. Mr. Munk graduated from Cornell University with a B.S. in Business and Hospitality Administration and received his M.B.A. from The Wharton School, University of Pennsylvania, with a concentration in Finance and Real Estate.

Alex Knapp, Chief Investment Officer—Europe	44	Mr. Knapp joined Hines in September 2008 and was appointed Chief Investment Officer – Europe of the Company in December 2019. Since April 2019, Mr. Knapp has served as Chief Investment Officer – Europe for Hines. Previously, Mr. Knapp served as Senior Managing Director of Hines from February 2018 to March 2019 and Managing Director of Hines UK from December 2013 to February 2018. During his time at Hines, Mr. Knapp has had lead roles on more than £1 billion of commercial transactions ranging from core acquisition to ground up development. Mr. Knapp has overseen the expansion of the Hines student housing program under the aparto operating brand, which comprises 14 developments in the UK, Ireland and Italy, with a GDV of more than £600 million. Mr. Knapp also led Hines’ efforts in the living sector - including residential for rent, student and hotels on a pan-European basis. Prior to joining Hines in 2008, Mr. Knapp spent five years at the Renzo Piano Building Workshop working in Paris, France and Genova, Italy. Mr. Knapp graduated from Rice University with a Bachelor of Architecture and holds a Masters in Real Estate Development from Massachusetts Institute of Technology.

Name and Title	Age	Experience
Janice E. Walker, Chief Operating Officer	49	Ms. Walker has served as COO for us and the general partner of our Advisor since June 2019. Ms. Walker joined Hines in February 2005 and is a Senior Managing Director - Investment Management at Hines, a position she has held since June 2018. Prior to that she served as a Managing Director - Investment Management at Hines since July 2012. In her positions, Ms. Walker is responsible for the execution of our business plan and operations, including real estate investments and portfolio strategy. Ms. Walker served as President of MSC Income Fund, Inc. (formerly, “HMS Income Fund, Inc.”), and the general partner of its advisor from June 2019 through October 2020, when Hines ceased to advise HMS Income Fund. Since July 2017, Ms. Walker has served as the CEO and President of Hines Realty Income Fund LLC, a commingled discretionary closed-end fund with a real estate debt investment strategy. Ms. Walker has been responsible for portfolio management for us since July 2013 for HGR Liquidating Trust since June 2020, and for Hines Global REIT from December 2008 to June 2020. Ms. Walker was previously responsible for portfolio management for Hines REIT and the Core Fund from 2005 through the liquidation and dissolution of Hines REIT and the Core Fund in August 2018 and December 2018, respectively. She has also been responsible for the procurement of debt for asset acquisitions, as well as corporate financing, and has originated over $5 billion for the benefit of the previously mentioned funds. Prior to joining Hines, Ms. Walker had extensive acquisitions and asset management experience at a global hospitality firm. She began her career at Arthur Andersen LLP where she was a manager in the audit practice. Ms. Walker received a B.B.A. and M.S.A. in Accounting from Texas Tech University.

J. Shea Morgenroth, Chief Financial Officer	46	Mr. Morgenroth has served as Chief Financial Officer for us and the general partner of our Advisor since June 2019. Mr. Morgenroth joined Hines in October 2003 and is a Senior Vice President – Control and the CFO of Investment Management at Hines, a position he has held since April 2019. Prior to that, he was a Vice President – Controller for Hines since July 2012. Mr. Morgenroth served as CAO and Treasurer for the Company and the general partner of the Advisor from July 2013 until June 2019. From November 2011, Mr. Morgenroth served as CAO and Treasurer for Hines Global REIT and the general partner of HGALP. Mr. Morgenroth also served as CAO and Treasurer of Hines REIT and the General Partner of HALP from November 2011 through the liquidation and dissolution of Hines REIT in August 2018. In these roles, Mr. Morgenroth has been responsible for the oversight of the treasury, accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. Prior to his appointment as CAO and Treasurer for Hines Global REIT, Mr. Morgenroth served as a Senior Controller for Hines Global REIT and the general partner of HGALP from December 20 until November 2011 for Hines REIT and the general partner of HALP from January 2008 until November 2011 as a Controller for Hines REIT and the general partner of HALP from October 2003 to January 2008. In these roles, he was responsible for the management of the accounting, financial reporting and SEC reporting functions. Prior to joining Hines, Mr. Morgenroth was a manager in the audit practices of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a B.B.A. in Accounting from Texas A&M University and is a certified public accountant.

Name and Title	Age	Experience

A. Gordon Findlay, Chief Accounting Officer, Treasurer and Secretary	46
Mr. Findlay has served as CAO and Treasurer for us and the general partner of our Advisor since June 2019 and as our Secretary since March 2021. He has also served as the Secretary of HGR Liquidating Trust since June 2020. Mr. Findlay joined Hines in November 2006. Mr. Findlay has served as a Vice President - Controller for Hines since October 2016 and as a Senior Controller for Hines from 2012 to October 2016. In these roles, he has been involved with managing the accounting, financial reporting and SEC reporting functions related to Hines Global, Hines Global REIT, and Hines REIT. Mr. Findlay also served as CAO and Treasurer of Hines Global REIT and the general partner of HGALP since June 2019. Prior to joining Hines, Mr. Findlay spent six years in the audit practice of Ernst & Young LLP, serving public and private clients in various industries. He holds a Bachelor of Business Administration degree in Accounting from University of Houston - Downtown and is a Certified Public Accountant.

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

The following table sets forth information regarding compensation of our directors during 2021.

2021 Director Compensation

Name	Fees Earned or Paid in Cash	Aggregate Stock Awards(1)(2)		Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Humberto “Burt” Cabañas	$88,764	$50,000		$—	$—	$—	$—	$138,764
Dougal A. Cameron	$86,264	$50,000		$—	$—	$—	$—	$136,264
John O. Niemann, Jr.	$91,264	$50,000		$—	$—	$—	$—	$141,264
Dr. Ruth J. Simmons	$51,429	$56,986	(3)	$—	$—	$—	$—	$108,415
Jeffery C. Hines, David L. Steinbach and Laura Hines-Pierce (4)	$—	$—		$—	$—	$—	$—	$—

(1)Each of Messrs. Cabañas, Cameron, and Niemann and Dr. Simmons received 4,873.294 restricted Shares of Common Stock upon their re-election to our board of directors following our 2021 annual meeting. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.
(2)The value of the common stock awards was calculated based on the estimated net asset value, or NAV, of $10.26 per share determined as of August 31, 2021, which was the estimated NAV per share in effect on the grant date of the awards.
(3)In addition to the $50,000 share grant received following her re-election during the 2021 annual meeting, Dr. Ruth J. Simmons received 681.660 restricted Shares of Common Stock in August 2021, representing her prorated portion of the annual grant to independent directors issued in 2020, which she earned during her service as an independent director beginning in June 2021 through the date of her re-election. The value of the common stock award was calculated based on the estimated NAV of $10.25 per share determined as of June 30, 2021, which was the estimated NAV per share in effect on the issuance date of the prorated award. The shares were issued without registration under the Securities Act, in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.
(4)Messrs. Hines and Steinbach and Ms. Hines-Pierce, who are employees of Hines, receive no compensation for serving as members of our board of directors.

From January through May 12, 2021, we paid our independent directors an annual fee of $50,000, and each of our independent directors were paid a fee of $1,000 for each board or committee meeting attended via teleconference. Effective May 13, 2021, we began paying our independent directors an annual fee of $65,000, which was prorated for the remainder of 2021, and ceased payment of fees for the attendance of meetings of the board or any committee thereof.

We paid the following annual retainers (prorated for a partial term) to the Chairpersons of our board committees for 2021:

•$7,500 to Mr. Cabañas, as the Chairperson of the Conflicts Committee;

•$10,000 to Mr. Niemann, as the Chairperson of the Audit Committee;

•$5,000 to Mr. Cameron, as the Chairperson of the Compensation Committee;

•$5,000 to Mr. Cameron, as the Chairperson of the Nominating and Corporate Governance Committee; and

•$5,000 to Mr. Cabañas, as the Chairperson of the Valuation Committee.

For the year ended December 31, 2021, we also paid our lead independent director, a role currently held by Mr. Niemann, an annual retainer of $5,000.

All directors are reimbursed by us for reasonable out-of-pocket expenses incurred in connection with attendance at board or committee meetings.

Each independent director elected or reelected to the board (whether through a stockholder meeting or by directors to fill a vacancy on the board) will be granted $50,000 in restricted Class I shares on or about the date of election or reelection. These restricted Class I shares will fully vest on the earlier to occur of: (i) the first anniversary of the applicable grant date, subject to the independent director serving continuously as an independent director through and until the first anniversary of the applicable grant date; (ii) the termination of service as an independent director due to the independent director’s death or disability; or (iii) a change in control of the Company, subject to the independent director serving continuously through and until the date of the change in control of the Company.

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

Compensation Committee Interlocks and Insider Participation

During 2021, our Compensation Committee consisted of Messrs. Cabañas, Cameron and Niemann and Dr. Simmons, our four independent directors. None of our executive officers served as a director or member of the compensation committee of an entity whose executive officers included a member of our board of directors or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership

The following table shows, as of March 1, 2022, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the owner of such shares has the sole voting and investment power with respect thereto.

		Common Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Position	Number of Shares of Common Stock		Percentage of Class
Jeffrey C. Hines	Chief Executive Officer, Director and Chairman of the Board of Directors	225,008	(3)(4)	*
Humberto “Burt” Cabañas	Independent Director	32,607		*
Dougal A. Cameron	Independent Director	11,918		*
John O. Niemann, Jr.	Independent Director	33,169		*
Dr. Ruth J. Simmons	Independent Director	5,700		*
David L. Steinbach	Director	5,536		*
Laura Hines-Pierce	Director	—		*
Alfonso J. Munk	President and Chief Investment Officer - Americas	—		*
Alex Knapp	Chief Investment Officer - Europe	—		*
A. Gordon Findlay	Chief Accounting Officer, Treasurer and Secretary	—		*
J. Shea Morgenroth	Chief Financial Officer	5,510		*
Janice E. Walker	Chief Operating Officer	5,539		*
All directors and executive officers as a group		324,987		0.2%

*    Amount represents less than 1%

(1)The address of each person listed is c/o Hines Global Income Trust, Inc., 2800 Post Oak Boulevard, Suite 5000, Houston, Texas 77056-6618.

(2)For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person is deemed to have “beneficial ownership” of shares of our stock that the person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of the Company’s stock held by each person or group of persons named in the table, any shares that such person or persons have the right to acquire within 60 days of March 1, 2022 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other persons.

(3)Includes all common shares owned directly by Hines Global REIT II Investor Limited Partnership. Mr. Hines is deemed to be the beneficial owner of the shares owned by Hines Global REIT II Investor Limited Partnership.

(4)This amount does not include the (i) 21,111 OP Units in the Operating Partnership owned by Hines Global REIT II Associates Limited Partnership and (ii) the Special OP Units owned by HGIT Advisors LP. Mr. Hines indirectly owns and/or controls Hines Global REIT II Associates Limited Partnership and HGIT Advisors LP. Limited partners in the Operating Partnership may request repurchase of their OP Units for cash or, at our option, shares of common stock. The holder of the Special OP Units is entitled to the performance participation allocation described in “Item 13. Certain Relationships and Related Party Transactions, and Director Independence.”

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

Our executive officers have control and primary responsibility for the management decisions of our Advisor, including the selection of investment properties to be recommended to our board of directors, the negotiations for these investments, and the property management and leasing of properties we acquire directly. The Advisory Agreement had an initial term of one year, and may be renewed for an unlimited number of successive one-year terms upon the mutual consent of the parties. In December 2021, the Company’s board of directors, including the independent directors, approved the renewal of the Advisory Agreement for an additional one-year term, extending the termination date of the agreement from December 31, 2021 to December 31, 2022. Renewals of the agreement must be approved by the Conflicts Committee. The Advisory Agreement may be terminated:

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

The following summarizes the fees payable to our Advisor:

•Effective as of December 6, 2017, our Advisor agreed to advance all of our organization and offering costs related to the Second Offering through December 31, 2018. In January 2019, we began reimbursing our Advisor for all such advanced expenses, and will continue to reimburse the Advisor ratably through December 31, 2023, to the extent cumulative organization and offering costs do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. Commencing in January 2019, we reimburse our Advisor for any organization and offering costs that it incurs on our behalf as and when incurred, to the extent that aggregate reimbursements to our Advisor for cumulative organization and offering costs do not exceed an amount equal to 2.5% of the gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and the distribution and stockholder servicing fees related to a particular public offering may not exceed 15.0% of gross proceeds from the offering. During the year ended December 31, 2021, we reimbursed the Advisor $6.7 million in organization and offering costs.

•Our Advisor also receives asset management fees of 0.0625% per month of the cost of our real estate investments at the end of each month; provided that, with respect to real estate investments included in the most recent determination of our NAV per share, the asset management fees will be equal to 0.0625% per month of the most recently determined value of such real estate investments at the end of each month. The asset management fee cannot exceed an amount equal to 1/12th of 1.25% of our NAV at the end of each applicable month. Additionally, the asset management fee can be paid, at our Advisor’s election, in cash, Class I shares or Class I OP Units in the Operating Partnership. Our Advisor earned $16.4 million in asset management fees during the year ended December 31, 2021.

•We will reimburse our Advisor for all expenses paid or incurred by our Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our Advisor for any amount by which our operating expenses (including the asset management fee and the performance participation allocation) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of our average invested assets, or (B) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). In 2021, these limits were not exceeded. In 2021, our Advisor incurred $4.0 million in expenses, such as general and administrative expenses, on our behalf, which were reimbursed by us. See “Hines – Property Management and Leasing Agreements” below for additional information concerning expense reimbursements to Hines.

We also agreed to indemnify our Advisor against losses it incurs in connection with its performance of its obligations under the Advisory Agreement, subject to terms and conditions in the Advisory Agreement.

Through its ownership of the Special OP Units of the Operating Partnership, our Advisor also holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV for the applicable period. Under the limited partnership agreement of the Operating Partnership, the annual total return will be allocated solely to our Advisor after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between our Advisor and all other unit holders is equal to 12.5% and 87.5% respectively. Thereafter, our Advisor will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year, so long as the Advisory Agreement has not been terminated, and will be paid in cash or Class I OP Units of the Operating Partnership, at the election of our Advisor. For the year ended December 31, 2021, our Advisor earned a performance participation allocation of $24.8 million which was paid in January 2022.

The Dealer Manager

The table below summarizes the fees payable to the Dealer Manager with respect to the sale of shares in the Follow-on Offerings. The upfront selling commissions and dealer manager fees are each a percentage of the gross offering proceeds of the shares sold in the primary offering. No upfront selling commissions or dealer manager fees are payable with respect to shares issued under our distribution reinvestment plan.

	Class T Shares (1)	Class S Shares (1)	Class D Shares	Class I Shares
Upfront Selling Commission and Dealer Manager Fee	3.5%	3.5%	None	None
Ongoing Distribution and Stockholder Servicing Fees (per annum, as a percentage of the aggregate NAV of the outstanding shares of each class of common stock)	1.0%	0.85%	0.25%	None
(1)With respect to Class T shares, there is a maximum upfront sales load of up to 3.5% of the gross offering proceeds from the sale of such shares in the primary offering, consisting of any combination of selling commissions and dealer manager fees. With respect to Class S shares, the upfront sales load of up to 3.5% of the gross proceeds from the sale of such shares in the primary offering consists solely of selling commissions. Prior to August 20, 2021, the distribution and stockholder servicing fee was paid at a rate of 1.0% of NAV per annum with respect to Class S shares.

During the year ended December 31, 2021:

•the Dealer Manager earned approximately $0.7 million in dealer manager fees, which excludes the amount paid to the Dealer Manager by our Advisor, a portion of which the Dealer Manager re-allowed to participating broker dealers;

•the Dealer Manager earned approximately $4.2 million in selling commissions, all of which the Dealer Manager re-allowed to participating broker dealers; and

•the Dealer Manager earned approximately $6.3 million in distribution and stockholder servicing fees, all of which the Dealer Manager re-allowed to participating broker dealers.

Hines

Property Management and Leasing Agreements

Hines or its affiliates manage the properties in which we invest. When we acquire properties directly, we expect that we will pay Hines property management fees, leasing fees, tenant construction fees and other fees customarily paid to a property manager. Hines is wholly-owned by Jeffrey C. Hines and his father, Gerald D. Hines.

During the year ended December 31, 2021, Hines earned the following approximate amounts pursuant to property management agreements under which Hines manages some of our properties:

•$3.2 million in property management fees;

•$1.8 million in leasing commissions and construction management fees; and

•$8.5 million for all costs Hines incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreements.

Credit Facilities with Hines

On October 2, 2017, the Operating Partnership entered into an uncommitted loan agreement (as amended, the “Hines Credit Facility”) with Hines for a maximum principal amount of $240.0 million. On November 30, 2017, the Operating Partnership amended the Hines Credit Facility to reduce the maximum principal amount to $75.0 million and further amended it in December 2018 to extend the maturity date as described below. Interest on each advance under the Hines Credit Facility is charged monthly at a variable rate, which is (i) Hines’ then-current borrowing rate under its revolving credit facility or (ii) if the Operating Partnership enters into a revolving credit facility (the “OP Facility”), the rate under such facility. Each advance under the Hines Credit Facility must be repaid within six months, subject to one six-month extension at the option of the Operating Partnership and subject to the satisfaction of certain conditions. Effective as of December 20, 2021, the Hines Credit Facility will terminate on the earlier of (a) the termination of the availability period as determined by Hines at its discretion (which will not impact the maturity date of any outstanding or previously approved advance under the loan agreement); (b) December 31, 2022; and (c) the date Hines accelerates the repayment of the loan agreement pursuant to any event of default.

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

The Hines Credit Facility requires the maintenance of certain financial covenants. In addition, the Hines Credit Facility contains customary affirmative and negative covenants, which, among other things, prohibit us and the Operating Partnership from: (i) merging with other companies or changing ownership interest; (ii) selling all or substantially all of our assets or properties; and (iii) if in default under the loan agreement, paying distributions to our stockholders other than as required to maintain our status as a real estate investment trust. The Hines Credit Facility also requires we deliver to Hines certain quarterly and annual financial information.

For the year ended December 31, 2021, we made no draws or payments under the Hines Credit Facility and had no outstanding balance as of December 31, 2021 or the date of this report.

Ownership Interests

The Operating Partnership

On July 31, 2013, we formed the Operating Partnership. Hines Global REIT II Associates Limited Partnership made an initial investment of $190,000 in limited partnership interests of the Operating Partnership and owned less than a 0.1% limited partnership interest in the Operating Partnership as of December 31, 2021. Our Advisor owns the Special OP Units in the Operating Partnership, as described in Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Review of Related Party Transactions

Potential conflicts of interest exist among us, Hines, our Advisor and other affiliates of Hines in relation to our existing agreements and how we will operate. Currently, four of our seven directors are independent directors, and each of our independent directors, serve on the Conflicts Committee of our board of directors. The Conflicts Committee reviews and approves all matters that our board of directors believes may involve conflicts of interest.

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

Item 14.  Principal Accounting Fees and Services

Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively “Deloitte & Touche”) serve as our principal accounting firm. Deloitte & Touche audited our financial statements for the years ended December 31, 2021 and 2020. Deloitte & Touche reports directly to our Audit Committee.

Fees

Deloitte & Touche’s aggregate fees billed to us for the fiscal years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Audit Fees	$1,017,500	$975,000
Audit-Related Fees (1)	$85,000	$45,000
Tax Fees	$—	$—
All Other Fees	$—	$—
Total Fees	$1,102,500	$1,020,000
(1)    These fees primarily relate to internal control attestation consultations, accounting consultations and other attestation services.

Pre-approval Policies and Procedures

Our Audit Committee has adopted a pre-approval policy requiring the Audit Committee to pre-approve all audit and permissible non-audit services to be performed by Deloitte & Touche. In determining whether or not to pre-approve services, the Audit Committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC, and, if permissible, the potential effect of such services on the independence of Deloitte & Touche. All services performed for us in 2021 were pre-approved or ratified by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Global Income Trust, Inc.
Consolidated Financial Statements — as of December 31, 2021 and 2020 and for the Years Ended December 31, 2021, 2020 and 2019.

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is set forth beginning on page 133 hereof.

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 134 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 137 for a list of all exhibits filed as a part of this report.

Item 16. Form 10-K Summary

The Company has elected not to include a summary.

* * * * * *

Hines Global Income Trust, Inc.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions	Balance at the End of the Period
	(amounts in thousands)
Deferred Tax Asset Valuation Allowance as of December 31, 2021	$3,279	$10,736	$(2,600)	$11,415
Deferred Tax Asset Valuation Allowance as of December 31, 2020	$1,752	$2,474	$(947)	$3,279
Deferred Tax Asset Valuation Allowance as of December 31, 2019	$820	$1,442	$(510)	$1,752

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2021

			Initial Cost (b)					Gross Amount at Which Carried at 12/31/2021
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)		Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)		Date of Construction	Date Acquired
(In thousands)
Cottonwood Corporate Center	Salt Lake City, Utah	$68,696	$13,600	$98,758	$112,358	$4,545		$13,600	$103,303	$116,903	$(14,263)		1997, 2000	7/5/2016
Rookwood	Cincinnati, Ohio	78,500	45,320	132,466	177,786	759		45,320	133,225	178,545	(16,696)		1993, 2000	1/6/2017
Montrose Student Residences	Dublin, Ireland	25,639	5,986	35,455	41,441	(8,726)	(f)	5,986	26,729	32,715	(289)	(f)	1964, 2013-2015	3/24/2017
Queen's Court Student Residences	Reading, United Kingdom	39,855	14,334	51,634	65,968	4,057		14,334	55,691	70,025	(6,397)		2016	10/11/2017
Venue Museum District	Houston, Texas	—	17,409	52,538	69,947	636		17,409	53,174	70,583	(4,614)		2009	9/21/2018
Fresh Park Venlo	Venlo, The Netherlands	90,959	—	126,108	126,108	10,104		—	136,212	136,212	(11,024)		1960-2018	10/5/2018
Maintal Logistics	Maintal, Germany	25,899	14,954	30,021	44,975	2,314		14,954	32,335	47,289	(2,351)		1974, 2001-2002	12/31/2018
ABC Westland	The Hague, Netherlands	89,523	68,041	92,831	160,872	(1,670)		68,041	91,161	159,202	(6,317)		1969-2018	5/3/2019
Promenade Shops at Briargate	Colorado Springs, Colorado	—	19,199	55,425	74,624	2,203		19,199	57,628	76,827	(3,200)		2003	9/13/2019
Gdańsk PL II	Gdańsk, Poland	18,603	5,940	17,997	23,937	—		5,940	17,997	23,937	(1,022)		2013, 2015	9/24/2019
Łódź Urban Logistics	Łódź , Poland	15,060	—	18,326	18,326	(38)		—	18,288	18,288	(1,034)		2018-2019	9/26/2019
Glasgow West End	Glasgow, United Kingdom	58,363	24,209	72,005	96,214	172		24,209	72,177	96,386	(4,348)		2017	9/27/2019
The Alloy	College Park, Maryland	—	14,194	81,956	96,150	30		14,194	81,986	96,180	(4,486)		2019	11/12/2019
Charles Tyrwhitt Distribution Centre	Milton Keynes, United Kingdom	13,626	7,368	11,774	19,142	(21)		7,367	11,754	19,121	(631)		2010	11/8/2019
DSG Bristol	Bristol, United Kingdom	30,219	18,610	23,642	42,252	(17)		18,609	23,626	42,235	(1,252)		2006	11/18/2019
Royal Mail	Edinburgh, United Kingdom	21,244	6,340	24,389	30,729	12		6,344	24,397	30,741	(1,251)		1995	12/12/2019
The Emerson	Centreville, Virginia	—	17,725	97,659	115,384	9		17,725	97,668	115,393	(4,863)		2019	1/24/2020
Madrid Airport Complex	Madrid, Spain	13,755	20,445	3,803	24,248	101		20,445	3,904	24,349	(2,004)		1991	6/19/2020
Wakefield Logistics	Wakefield, United Kingdom	18,314	9,898	16,157	26,055	1		9,898	16,158	26,056	(605)		1991, 2019	7/2/2020
Advanced Manufacturing Portfolio	Santa Clara, California	—	53,636	34,826	88,462	530		53,636	35,356	88,992	(1,165)		1970, 1983, 1998	8/31/2020
6100 Schertz Parkway	Schertz, Texas	—	3,880	103,404	107,284	—		3,880	103,404	107,284	(2,734)		2013	12/11/2020
5100 Cross Point	Coventry, United Kingdom	15,146	12,475	10,733	23,208	(52)		12,475	10,681	23,156	(274)		1994, 2015	12/22/2020
5301 Patrick Henry	Santa Clara, California	—	19,089	36,651	55,740	431		19,089	37,082	56,171	(817)		1982, 2016	2/10/2021
900 Patrol Road	Jeffersonville, Indiana	—	7,977	79,242	87,219	—		7,976	79,243	87,219	(1,235)		2012	5/17/2021
1015 Half Street	Washington, D.C.	—	32,884	131,745	164,629	1,842		32,884	133,587	166,471	(2,052)		2011	5/19/2021
Miramar Activity Business Center	San Diego, California	—	19,573	17,007	36,580	(85)		19,573	16,922	36,495	(212)		1987, 2018	6/30/2021

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2021
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)	Date of Construction	Date Acquired
Eastgate Park	Prague, Czech Republic	27,729	18,075	23,764	41,839	177	18,075	23,941	42,016	(108)	1980, 2019, 2021	10/26/2021
Bradley Business Center	Chicago, Illinois	—	17,025	43,146	60,171	44	17,025	43,190	60,215	(135)	1956, 1989, 2012, 2014	11/16/2021
WGN Studios	Chicago, Illinois	—	13,020	12,469	25,489	30	13,020	12,499	25,519	(27)	1960	11/30/2021
Waypoint	Torrance, California	—	18,009	15,256	33,265	—	18,009	15,256	33,265	(23)	1963, 2014	12/10/2021
Center Place	Providence, Rhode Island	—	—	72,811	72,811	—	—	72,811	72,811	(50)	1991	12/22/2021
		$651,130	$539,215	$1,623,998	$2,163,213	$17,388	$539,216	$1,641,385	$2,180,601	$(95,479)

(a)Assets consist of quality office, retail, industrial and residential/living properties.
(b)Components of initial cost for the property acquired using a foreign currency were converted using the December 31, 2021 balance sheet rate.
(c)Costs capitalized subsequent to addition are presented net of any write-offs.
(d)The aggregate cost for federal income tax purposes is $2.2 billion as of December 31, 2021.
(e)Real estate assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings.
(f)The Company proactively closed the residential accommodations at Montrose Student Residences in August 2020 to more efficiently perform renovations including the replacement of certain building safety equipment systems. In conjunction with the renovation, the Company determined that €9.3 million (approximately $11.4 million assuming a rate of $1.23 per EUR as of the date of write-off) of the building assets were taken out of service and written off as of December 31, 2020, and an additional €9.3 million (approximately $11.0 million assuming a rate of $1.18 per EUR as of the date of write-off) of the building assets were taken out of service and written off during the first half of 2021. For more information on the renovation project at Montrose Student Residences, refer to Item 2. Properties.

The changes in total real estate assets for the years ended December 31,

	2021	2020	2019
Gross real estate assets
Balance, beginning of period	$1,618,079	$1,355,846	$817,763
Additions during the period:
Acquisitions	591,136	397,073	524,638
Other additions	21,773	11,741	11,258
Write-Offs/Cost of real estate sold	(11,052)	(193,921)	(3,766)
Effect of changes in foreign currency exchange rates	(39,335)	47,340	5,953
Balance, end of period	$2,180,601	$1,618,079	$1,355,846
Accumulated Depreciation
Balance, beginning of period	$(60,019)	$(51,719)	$(30,574)
Depreciation	(48,461)	(35,958)	(24,873)
Effect of changes in foreign currency exchange rates	13,001	9,320	(38)
Retirement or sales of assets	—	18,338	3,766
Balance, end of period	$(95,479)	$(60,019)	$(51,719)

INDEX TO EXHIBITS

Exhibit No.	Description
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
10.1
Form of Indemnification Agreement entered into between Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and each of the following persons as of August 15, 2014: Jeffrey C. Hines, Charles M. Baughn, Humberto Cabañas, Dougal A. Cameron, John O. Niemann, Jr., Sherri W. Schugart, Ryan T. Sims, David L. Steinbach, Kevin L. McMeans and J. Shea Morgenroth, and as of June 30, 2021, between Hines Global Income Trust, Inc. and Laura Hines-Pierce and Dr. Ruth J. Simmons (filed as Exhibit 10.4 to the IPO Registration Statement on September 11, 2013 and incorporated by reference herein)

10.2
Promissory Note, dated as of January 29, 2016 by and between Hines Global REIT II 891 Coronado LLC, as borrower, and Wells Fargo Bank, National Association, as lender (filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 4, 2016 and incorporated by reference herein)

10.3
Loan Agreement, dated as of July 5, 2016 by and between Principal Life Insurance Company, as Lender and HGREIT II Cottonwood Center LLC, as Borrower (filed as Exhibit 10.26 to Post-Effective Amendment No. 10 to the IPO Registration Statement on October 5, 2016 and incorporated by reference herein)

10.4
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and Hines Interests Limited Partnership (Domestic Office Properties) (filed as Exhibit 10.29 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.5
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and Hines Interests Limited Partnership (Domestic Multi-family and Industrial Properties) (filed as Exhibit 10.30 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.6
Open End Mortgage and Security Agreement dated as of April 1, 2015 by and between Nationwide Life Insurance Company, as Lender, and CLP-SPF Rookwood Commons, LLC, as Borrower (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 6, 2017 and incorporated by reference herein)

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

10.11
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
10.13
Amended and Restated Advisory Agreement, dated as of December 6, 2017, by and among Hines Global REIT II Advisors LP, Hines Global REIT II Properties LP, and Hines Global Income Trust, Inc. (filed as Exhibit 10.2 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on December 6, 2017 and incorporated by reference herein)

10.14
Fifth Amended and Restated Agreement of Limited Partnership of Hines Global REIT II Properties LP, dated as of March 6, 2018 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 12, 2018 and incorporated by reference herein)

10.15
Selected Dealer Agreement, dated as of December 13, 2018, by and among Hines Global Income Trust, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December, 19 2018 and incorporated by reference herein)

10.16
Cost Reimbursement Agreement, dated as of December 13, 2018, by and among Hines Global Income Trust, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP, and American Enterprise Investment Services Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on December, 19 2018 and incorporated by reference herein)

10.17
Second Amendment to Uncommitted Loan Agreement, dated as of December 13, 2018, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on December, 19 2018 and incorporated by reference herein)

10.18
Third Amendment to Uncommitted Loan Agreement, dated as of December 11, 2019, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 17, 2019 and incorporated by reference herein)

10.19
Credit Agreement dated as of September 13, 2019 among Hines Global REIT II Properties LP and JPMorgan Chase Bank, N.A., as Administrative Agent. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on September 19, 2019 and incorporated by reference herein)

10.20
Credit Agreement dated as of November 15, 2019 among Hines Global REIT II Properties LP, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent, Bank of America, National Association, as Syndication Agent, U.S. Bank, National Association, Wells Fargo Bank, National Association, Citizens Bank, National Association and Regions Bank, as Co-Documentation Agents. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on November 21, 2019 and incorporated by reference herein)

10.21
Amendment to Credit Agreement dated as of November 13, 2020 among Hines Global REIT II Properties LP, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent. (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K on November 18, 2020 and incorporated by reference herein)

10.22
Fourth Amendment to Uncommitted Loan Agreement, dated as of December 8, 2020, by and between Hines Global REIT II Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on December 11, 2020 and incorporated by reference herein)

10.23
Amended and Restated Credit Agreement, dated as of July 30, 2021 among HGIT Properties, LP, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 5, 2021 and incorporated by reference herein)

10.24
Fifth Amendment to Uncommitted Loan Agreement, dated as of December 17, 2021, by and between HGIT Properties, LP, as borrower, and Hines Interests Limited Partnership, as lender (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 17 2021 and incorporated by reference herein)

10.25
Amended and Restated Credit Agreement, dated as of December 20, 2021 among HGIT Properties, LP, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 21, 2021 and incorporated by reference herein)

21.1*	List of Subsidiaries of Hines Global Income Trust, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification
31.2*	Certification

Exhibit No.	Description
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

99.2	Valuation Policy and Procedures (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K on June 16, 2021, and incorporated by reference herein)
99.3*	Consent of Altus Group U.S., Inc.
101.INS*	Instance Document—The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)
*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized representative.

HINES GLOBAL INCOME TRUST, INC. (registrant)

March 31, 2022	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2022.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chief Executive Officer and Chairman of the Board of Directors	March 31, 2022
Jeffrey C. Hines	(Principal Executive Officer)

/s/ J. Shea Morgenroth	Chief Financial Officer	March 31, 2022
J. Shea Morgenroth	(Principal Financial Officer)

/s/ A. Gordon Findlay	Chief Accounting Officer, Treasurer and Secretary	March 31, 2022
A. Gordon Findlay	(Principal Accounting Officer)

/s/ Humberto “Burt” Cabañas	Director	March 31, 2022
Humberto “Burt” Cabañas

/s/ Dougal A. Cameron	Director	March 31, 2022
Dougal A. Cameron

/s/ John O. Niemann, Jr.	Director	March 31, 2022
John O. Niemann, Jr.

/s/ David L. Steinbach	Director	March 31, 2022
David L. Steinbach

/s/ Laura Hines-Pierce	Director	March 31, 2022
Laura Hines-Pierce

/s/ Dr. Ruth J. Simmons	Director	March 31, 2022
Dr. Ruth J. Simmons