Form 10-Q
period 2022-03-31
HINES GLOBAL INCOME TRUST, INC.
filed 2022-05-16
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of May 1, 2022, approximately 32.9 million shares of the registrant’s Class AX common stock, 3.8 million shares of the registrant’s Class TX common stock, 0.1 million shares of the registrant’s Class IX common stock, 58.4 million shares of the registrant’s Class T common stock, 14.3 million shares of the registrant’s Class S common stock, 24.7 million shares of the registrant’s Class D common stock and 66.3 million shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2022	December 31, 2021
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$2,209,550	$2,085,122
Investments in real estate-related securities	94,720	74,256
Cash and cash equivalents	146,444	196,630
Restricted cash	84,726	14,797
Derivative instruments	3,344	842
Tenant and other receivables, net	26,281	20,626
Intangible lease assets, net	262,902	232,410
Financing lease right-of-use asset, net	15,875	15,875
Deferred leasing costs, net	46,353	38,596
Deferred financing costs, net	1,617	1,848
Other assets	21,396	23,919
Total assets	$2,913,208	$2,704,921
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$77,183	$61,819
Due to affiliates	63,481	69,430
Intangible lease liabilities, net	43,997	40,366
Other liabilities	25,806	27,422
Financing lease liability	17,350	17,340
Derivative instruments	10	167
Distributions payable	8,711	7,470
Notes payable, net	1,211,111	1,244,875
Total liabilities	1,447,649	1,468,889

Commitments and contingencies (Note 11)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2022 and December 31, 2021	—	—
Common shares, $0.001 par value per share (Note 6)	179	154
Additional paid-in capital	1,700,562	1,440,225
Accumulated distributions in excess of earnings	(235,575)	(211,975)
Accumulated other comprehensive income (loss)	393	7,628
Total stockholders’ equity	1,465,559	1,236,032
Noncontrolling interests	—	—
Total equity	1,465,559	1,236,032
Total liabilities and equity	$2,913,208	$2,704,921
See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$57,624	$37,476
Other revenue	1,549	814
Total revenues	59,173	38,290
Expenses:
Property operating expenses	14,114	9,374
Real property taxes	6,902	4,402
Property management fees	1,758	1,484
Depreciation and amortization	27,226	20,027
Asset management fees	5,628	3,461
Performance participation allocation	10,531	2,234
General and administrative expenses	1,594	1,364
Total expenses	67,753	42,346
Other income (expenses):
Gain (loss) on derivative instruments	2,787	(91)
Gain (loss) on investments in real estate-related securities	(2,594)	3,339
Gain on sale of real estate	20,996	38
Foreign currency losses	(1,594)	(1,030)
Interest expense	(7,007)	(5,379)
Other income and expenses	600	507
Income (loss) before benefit (provision) for income taxes	4,608	(6,672)
Benefit (provision) for income taxes	(1,721)	954
Provision for income taxes related to sale of real estate	(1,731)	—
Net income (loss)	1,156	(5,718)
Net (income) loss attributable to noncontrolling interests	(3)	(3)
Net income (loss) attributable to common stockholders	$1,153	$(5,721)
Basic and diluted income (loss) per common share	$0.01	$(0.05)
Weighted average number of common shares outstanding	170,768	109,583

Comprehensive income (loss):
Net income (loss)	$1,156	$(5,718)
Other comprehensive income (loss):
Foreign currency translation adjustment	(7,235)	(7,678)
Comprehensive income (loss)	$(6,079)	$(13,396)
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(3)
Comprehensive income (loss) attributable to common stockholders	$(6,082)	$(13,399)

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2022	154,806	$154	$1,440,225	$(211,975)	$7,628	$1,236,032	$—
Issuance of common shares	26,159	25	282,340	—	—	282,365	—
Distributions declared	—	—	—	(24,753)	—	(24,753)	(3)
Redemption of common shares	(886)	—	(9,760)	—	—	(9,760)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(11,202)	—	—	(11,202)	—
Offering costs	—	—	(1,041)	—	—	(1,041)	—
Net income (loss)	—	—	—	1,153	—	1,153	3
Foreign currency translation adjustment	—	—	—	—	(7,592)	(7,592)	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	357	357	—
Balance as of March 31, 2022	180,079	$179	$1,700,562	$(235,575)	$393	$1,465,559	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2021	103,781	$104	$938,736	$(99,451)	$22,829	$862,218	$—
Issuance of common shares	10,424	10	105,427	—	—	105,437	—
Distributions declared	—	—	—	(15,593)	—	(15,593)	(3)
Redemption of common shares	(1,354)	(1)	(11,741)	—	—	(11,742)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(2,717)	—	—	(2,717)	—
Offering costs	—	—	(723)	—	—	(723)	—
Net income (loss)	—	—	—	(5,721)	—	(5,721)	3
Foreign currency translation adjustment	—	—	—	—	(7,678)	(7,678)	—
Balance as of March 31, 2021	112,851	$113	$1,028,982	$(120,765)	$15,151	$923,481	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,156	$(5,718)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	27,474	20,904
Gain on sale of real estate	(20,996)	(38)
Foreign currency (gains) losses	1,594	1,030
(Gain) loss on derivative instruments	(2,787)	91
(Gain) loss on investments in real estate-related securities	2,594	(3,339)
Changes in assets and liabilities:
Change in other assets	1,833	(2,052)
Change in tenant and other receivables	(6,627)	(121)
Change in deferred leasing costs	(9,200)	(13,155)
Change in accounts payable and accrued expenses	(2,494)	7,650
Change in other liabilities	(2,589)	(738)
Change in due to affiliates	(12,182)	701
Net cash from (used in) operating activities	(22,224)	5,215
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(260,988)	(68,720)
Capital expenditures at operating properties	(12,242)	(3,600)
Proceeds from sale of real estate	120,185	—
Purchases of real estate-related securities	(36,392)	(17,335)
Proceeds from settlement of real estate-related securities	13,334	12,235
Net cash from (used in) investing activities	(176,103)	(77,420)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	270,064	97,652
Redemption of common shares	(9,468)	(13,516)
Payment of offering costs	(2,072)	(1,717)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(3,811)	(2,196)
Distributions paid to stockholders and noncontrolling interests	(11,313)	(7,375)
Proceeds from notes payable	—	30,000
Payments on notes payable	(23,635)	(21,223)
Change in security deposit liability	543	12
Deferred financing costs paid	(1,159)	(1)
Payments related to interest rate contracts	75	—
Net cash from (used in) financing activities	219,224	81,636
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(1,154)	(1,823)
Net change in cash, restricted cash and cash equivalents	19,743	7,608
Cash, restricted cash and cash equivalents, beginning of period	211,427	77,563
Cash, restricted cash and cash equivalents, end of period	$231,170	$85,171

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2022 and 2021

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of March 31, 2022 and December 31, 2021, and the results of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2022 and 2021 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

Hines Global Income Trust, Inc. (the “Company”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 60 years. The Company is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through HGIT Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of March 31, 2022 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

As of March 31, 2022, the Company owned direct real estate investments in 33 properties totaling 14.6 million square feet that were 97% leased. The Company raises capital for its investments through continuous public offerings of its common stock. The Company launched its third public offering of up to $2.5 billion in shares of its common stock (the “Third Offering”) on June 2, 2021 through which it is offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under its distribution reinvestment plan. As of May 16, 2022, the Company had received gross offering proceeds of approximately $2.2 billion from the sale of 214.6 million shares through its public offerings, including shares issued pursuant to its distribution reinvestment plan.

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

The Company has reclassified the presentation of its acquisition related expenses within its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The amount of acquisition related expenses recorded on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2021 was recorded to acquisition related expenses, but has been reclassified to other income and expenses for the three months ended March 31, 2021 within this Quarterly Report on Form 10-Q in order to be consistent with the current quarter presentation.

Variable Interest Entities

The Company has determined that the Operating Partnership is considered a variable interest entity (“VIE”). However, the Company meets the disclosure exemption criteria, as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest.

Additionally, from time to time, the Company may utilize like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchanges”) in order to defer taxable gains on properties it sells. In January 2022, the Company acquired 1315 N. North Branch for $47.0 million as a part of a reverse 1031 Exchange related to the pending sale of Venue Museum District. In March 2022, the Company sold Venue Museum District for $76.0 million. The Company engaged an exchange agent to act as a qualified intermediary regarding the reverse 1031 Exchange and establish a trust to hold the sale proceeds. As of March 31, 2022, the exchange agent was in possession of the Venue Museum District sale proceeds pending the closing of the Company’s acquisition of Wells Fargo Center, the other subject property related to the reverse 1031 Exchange. The trust formed by the exchange agent was deemed to be a VIE for which the Company is deemed to be the primary beneficiary as the Company has the ability to direct the activities of the entity that most significantly impact its economic performance and the Company has all of the risks and rewards of ownership. Accordingly, the Company has consolidated the trust and the related sale proceeds, which are included in Restricted Cash in the Condensed Consolidated Balance Sheets.

A summary of our consolidated VIE related to this transaction is as follows (in thousands):

March 31, 2022
Maximum risk of loss	$119,894
Assets held by VIEs	$120,121
Assets held as collateral for debt	$—
Liabilities held by VIEs	$227

Coronavirus Outbreak

The preparation of financial statements in conformity with U.S GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported in the financial statements. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, actual results may differ from these estimates. In particular, the COVID-19 pandemic (more commonly referred to as the Coronavirus pandemic), adversely impacted the Company’s business in 2020, although the Company has not experienced significant adverse effects since that time. Although the outlook for the Coronavirus pandemic is improving in many areas of the world, including the United States, the United Kingdom and Europe, considerable uncertainty still surrounds the Coronavirus and potential adverse effects on the Company’s business.

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in interest and other income in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021 (in thousands):

	Gain (Loss) on Investments in Real Estate-Related Securities
	Three months ended March 31,
	2022	2021
Unrealized gain (loss)	$(4,633)	$2,450
Realized gain (loss)	2,039	889
Total gain (loss) on real estate-related securities	$(2,594)	$3,339

Tenant and Other Receivables

Tenant and other receivables consists primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements. Straight-line rent receivables were $15.1 million and $13.5 million as of March 31, 2022 and December 31, 2021, respectively.

Other Assets

Other assets included the following (in thousands):

	March 31, 2022		December 31, 2021
Prepaid insurance	$2,148		$1,432
Prepaid property taxes	3,415		2,363
Deferred tax assets (1)	9,152		9,016
Operating lease right-of-use asset, net	3,874		3,990
Other	2,807	(2)	7,118
Other assets	$21,396		$23,919

(1)Includes the effects of a valuation allowance of $11.9 million and $11.4 million as of March 31, 2022 and December 31, 2021, respectively.
(2)The decrease in other assets–other from December 31, 2021 to March 31, 2022 relates to the payment of deposits related to the Company’s acquisitions during the three months ended March 31, 2022. Refer to Note 3—Investment Property for further information on our recent acquisitions of investment property.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Buildings and improvements	$1,655,806	$1,641,385
Less: accumulated depreciation	(99,392)	(95,479)
Buildings and improvements, net	1,556,414	1,545,906
Land	653,136	539,216
Investment property, net	$2,209,550	$2,085,122

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

Recent Dispositions of Investment Property

In March 2022, the Company sold Royal Mail for a contract price of £34.7 million (approximately $46.5 million assuming a rate of $1.34 per GBP as of the date of transaction) and repaid the associated mortgage loan in full. The Company acquired Royal Mail in December 2019 for a purchase price of £25.4 million (approximately $33.4 million assuming a rate of $1.31 per GBP as of the acquisition date). The Company recognized a gain on sale of this asset of $12.1 million, which was recorded in gain on sale of real estate on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

In March 2022, the Company sold Venue Museum District for a contract price of $76.0 million. The Company acquired Venue Museum District in September 2018 for a purchase price of $72.9 million. The Company recognized a gain on sale of this asset of $9.9 million, which was recorded in gain on sale of real estate on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The proceeds from the sale of Venue Museum District were used to complete the reverse 1031 Exchange on 1315 N. North Branch, which was acquired in February 2022 (see below), and Wells Fargo Center, which was acquired in April 2022. Refer to Note 2—Summary of Significant Accounting Policies—Variable Interest Entities for more information regarding the Company’s 1031 Exchanges, as well as Note 12—Subsequent Events for more information regarding the Company’s acquisition of Wells Fargo Center.

Recent Acquisitions of Investment Property

During the three months ended March 31, 2022, the Company acquired four investment properties, as well as the remaining buildings at Bradley Business Center. These acquisitions comprise 0.9 million square feet and the aggregate net purchase price was $272.7 million, exclusive of transaction costs and working capital reserves. The amounts recognized for the asset acquisitions as of the acquisition dates were determined by allocating the net purchase price as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Out-of-Market Lease Intangibles, Net	Total
Bradley Business Center (1)	1/20/2022	$12,254	$11,710	$4,348	$(3,366)	$24,946
Liberty Station	1/24/2022	$48,400	$50,331	$21,949	$(2,349)	$118,331
1315 N. North Branch (2)	2/18/2022	$20,118	$14,122	$12,627	$80	$46,947
Burbank Media Studios	2/25/2022	$4,246	$28,616	$1,806	$8,259	$42,927
Central City Coventry	3/30/2022	$4,271	$37,958	$1,874	$(1,040)	$43,063
(1)Represents the acquisition of the remaining three buildings of Bradley Business Center. The Company initially acquired the first of the four total buildings at the property in November 2021.
(2)The acquisition of 1315 N. North Branch was made through a consolidated VIE utilizing a reverse 1031 Exchange that was entered into at the time the property was acquired (see above). Refer to Note 2—Summary of Significant Accounting Policies—Variable Interest Entities for more information regarding the Company’s 1031 Exchanges.

As of March 31, 2022, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$308,138	$24,431	$(56,825)
Less: accumulated amortization	(66,293)	(3,374)	12,828
Net	$241,845	$21,057	$(43,997)

As of December 31, 2021, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$279,340	$15,766	$(52,306)
Less: accumulated amortization	(59,819)	(2,877)	11,940
Net	$219,521	$12,889	$(40,366)

Amortization expense of in-place leases was $14.9 million and $7.2 million for the three months ended March 31, 2022 and 2021, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $2.9 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from April 1, 2022 through December 31, 2022 and for each of the years ending December 31, 2023 through December 31, 2027 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
April 1, 2022 through December 31, 2022	$41,839	$(5,009)
2023	$45,890	$(5,923)
2024	$37,506	$(4,689)
2025	$30,183	$(3,322)
2026	$23,347	$(1,848)
2027	$19,830	$(1,629)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the three months ended March 31, 2022 and 2021 were $8.2 million and $5.7 million, respectively, which are included in rental revenue on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of March 31, 2022, the approximate fixed future minimum rentals for the period from April 1, 2022 through December 31, 2022, for each of the years ending December 31, 2023 through 2027 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
April 1, 2022 through December 31, 2022	$115,621
2023	136,118
2024	121,798
2025	108,936
2026	94,004
2027	84,835
Thereafter	296,356
Total	$957,668

During the three months ended March 31, 2022 and 2021, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties and multi-family properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. DEBT FINANCING

As of March 31, 2022 and December 31, 2021, the Company had approximately $1.2 billion and $1.3 billion of debt outstanding, with weighted average years to maturity of 2.0 years and 2.2 years, respectively, and a weighted average interest rate of 2.04% and 1.83%, respectively. The following table provides additional information regarding the Company’s debt outstanding at March 31, 2022 and December 31, 2021 (in thousands):

Description	Maturity Date	Maximum Capacity in Functional Currency	Weighted Average Effective Interest Rate as of March 31, 2022	Principal Outstanding at March 31, 2022	Principal Outstanding at December 31, 2021
Fixed Rate Loans
Fixed rate secured mortgage debt (1)	06/2023-06/2026	N/A	2.99%	$219,504	$222,343
Total fixed rate loans				$219,504	$222,343
Variable Rate Loans
Floating rate secured mortgage debt (2)	12/2022-12/2025	N/A	1.89%	396,883	428,787
JPMorgan Chase Revolving Credit Facility	11/15/2023	$425,000	N/A	—	—
JPMorgan Chase Revolving Credit Facility - Term Loan	11/15/2023	$300,000	1.80%	300,000	300,000
JPMorgan Chase Revolving Credit Facility - Term Loan	12/20/2024	$300,000	1.80%	300,000	300,000
Total variable rate loans				$996,883	$1,028,787
Total Notes Payable				$1,216,387	$1,251,130
Note Payable to Affiliates
Credit Facility with Hines	12/31/2022	$75,000	N/A	—	—
Total Note Payable to Affiliate				$—	$—
Total Principal Outstanding				$1,216,387	$1,251,130
Unamortized financing fees (3)				(5,276)	(6,255)
Total				$1,211,111	$1,244,875
(1)As of March 31, 2022, the effective interest rates on our fixed rate mortgage debt ranged from 1.05% to 4.25%. The amount of principal outstanding as of March 31, 2022 includes $60.1 million that has been effectively fixed for the full term of the facilities using interest rate swap agreements as an economic hedge against the variability of future interest rates on the borrowing.
(2)As of March 31, 2022, the effective interest rates on our floating rate mortgage debt ranged from 1.10% to 2.74%. The amount of principal outstanding as of March 31, 2022 includes $285.5 million that is subject to interest rate cap agreements as an economic hedge against the variability of future interest rates on the borrowing for the full term of the facilities.

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of March 31, 2022. The Company’s continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions associated with the Coronavirus pandemic. Failure to comply with any covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations and impact the liquidity of the Company.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from April 1, 2022 through December 31, 2022, for each of the years ending December 31, 2023 through December 31, 2026 and for the period thereafter (in thousands).

	Payments Due by Year
	April 1, 2022 through December 31, 2022	2023	2024	2025	2026	Thereafter
Principal payments	$43,115	$621,561	$502,886	$26,327	$22,498	$—

LIBOR cessation began on January 1, 2022 and LIBOR is expected to be phased out completely by June 2023. In addition, the writing of new contracts using LIBOR has effectively ended. As of March 31, 2022, $638.7 million of the Company’s outstanding debt had a variable interest rate tied to LIBOR. The loan agreements with rates tied to LIBOR are expected to default to either the Secured Overnight Financing Rate (“SOFR”) or the Sterling Overnight Index Average (“SONIA”) upon the discontinuation of the LIBOR published rates. In response to the phasing out of LIBOR, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the SOFR as its preferred alternative rate for LIBOR in derivatives and other financial contracts. Similarly, the Bank of England and the Financial Conduct Authority formed the Working Group on Sterling Risk-Free Reference Rates, which identified SONIA as its preferred reference rate for GBP LIBOR. The Company intends to monitor the developments with respect to the phasing out of LIBOR and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

The table below provides additional information regarding the Company's derivative instruments as well as their location and fair value on our consolidated balance sheets (in thousands, except number of contracts):

			Fair Value
			Derivative Instruments
Type	Number of Contracts	Notional Amount	Assets	Liabilities
As of March 31, 2022
Interest rate swaps	3	$60,113	$1,513	$(10)
Interest rate caps	14	285,458	1,831	—
Total derivative instruments	17	$345,571	$3,344	$(10)

As of December 31, 2021
Interest rate swaps	3	$61,719	$284	$(167)
Interest rate caps	16	313,569	558	—
Total derivative instruments	19	$375,288	$842	$(167)

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021 (in thousands):

	Gain (Loss) on Derivative Instruments
	Three months ended March 31,
	2022	2021
Derivatives not designated as hedging instruments:
Interest rate swaps	$684	$(70)
Interest rate caps	2,103	82
Foreign currency forward contracts	—	(103)
Total gain (loss) on derivatives	$2,787	$(91)

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

Common Stock

As of March 31, 2022 and December 31, 2021, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	March 31, 2022		December 31, 2021
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	32,307	40,000	29,377
Class TX common stock, $0.001 par value per share	40,000	4,482	40,000	7,606
Class IX common stock, $0.001 par value per share	10,000	88	10,000	87
Class JX common stock, $0.001 par value per share	10,000	—	10,000	—
Class T common stock, $0.001 par value per share	350,000	56,063	350,000	53,176
Class S common stock, $0.001 par value per share	350,000	9,457	350,000	3,299
Class D common stock, $0.001 par value per share	350,000	22,168	350,000	19,000
Class I common stock, $0.001 par value per share	350,000	55,514	350,000	42,261

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the three months ended March 31, 2022 and 2021 (in thousands). There were no Class JX shares issued, redeemed or outstanding during the three months ended March 31, 2022 and 2021.

	Class AX		Class TX		Class IX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	29,377	$28	7,606	$11	87	$—	53,176	$53	3,299	$3	19,000	$18	42,261	$41	154,806	$154
Issuance of common shares	221	—	33	—	1	—	3,205	3	6,158	6	3,207	3	13,334	13	26,159	25
Conversion of common shares (1)	3,099	3	(3,099)	(3)	—	—	(67)	—	—	—	—	—	67	—	—	—
Redemption of common shares	(390)	—	(58)	—	—	—	(251)	—	—	—	(39)	—	(148)	—	(886)	—
Balance as of March 31, 2022	32,307	$31	4,482	$8	88	$—	56,063	$56	9,457	$9	22,168	$21	55,514	$54	180,079	$179
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

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2021 through May 2022 at a gross distribution rate of $0.05208 per month for each share class (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees.

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
The following table outlines the Company’s total distributions declared to stockholders for each of the quarters ended during 2022 and 2021, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2022
March 31, 2022	$11,891	$12,862	$24,753
Total	$11,891	$12,862	$24,753
2021
December 31, 2021	$10,256	$11,133	$21,389
September 30, 2021	9,078	10,005	19,083
June 30, 2021	8,378	8,915	17,293
March 31, 2021	7,615	7,978	15,593
Total	$35,327	$38,031	$73,358

The table below outlines the net distributions declared for each class of shares for the three months ended March 31, 2022 and 2021, respectively. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors, less any applicable ongoing distribution and stockholder servicing fees.

	Three Months Ended March 31,
	2022	2021
Distributions declared per Class AX share, net	$0.16	$0.16
Distributions declared per Class TX share, net	$0.13	$0.13
Distributions declared per Class IX share, net	$0.15	$0.15
Distributions declared per Class T share, net	$0.13	$0.13
Distributions declared per Class S share, net	$0.13	$0.13
Distributions declared per Class D share, net	$0.15	$0.15
Distributions declared per Class I share, net	$0.16	$0.16

7. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and the Hines Securities, Inc. (the "Dealer Manager"), Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended March 31,		Unpaid as of
Type and Recipient	2022	2021	March 31, 2022	December 31, 2021
Selling Commissions- Dealer Manager (1)	$1,876	$631	$4	$—
Dealer Manager Fee- Dealer Manager	158	122	—	—
Distribution & Stockholder Servicing Fees- Dealer Manager	9,168	1,964	44,306	36,918
Organization and Offering Costs- the Advisor	1,041	773	3,574	4,606
Asset Management Fees- the Advisor	5,628	3,461	1,496	1,135
Other- the Advisor (2)	2,087	630	1,074	1,528
Performance Participation Allocation- the Advisor (3)	10,531	2,234	10,531	24,790
Interest expense- Hines and its affiliates (4)	—	—	—	—
Property Management Fees- Hines and its affiliates	1,087	647	304	149
Development and Construction Management Fees- Hines and its affiliates	390	47	462	703
Leasing Fees- Hines and its affiliates	922	414	1,167	457
Expense Reimbursement- Hines and its affiliates (with respect to management and operations of the Company's properties) (5)	2,993	2,750	563	(856)
Total	$35,881	$13,673	$63,481	$69,430
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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2022 and 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022	Investments in real estate-related securities	$94,720	$94,720	$—	$—
December 31, 2021	Investments in real estate-related securities	$74,256	$74,256	$—	$—

Financial Instruments Fair Value Disclosures

As of March 31, 2022, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $1,216.4 million, was $1,215.6 million. As of December 31, 2021, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $1,251.1 million, was $1,250.6 million. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

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

Management evaluates the operating performance of each of its real estate properties at an individual investment level and considers each investment to be an operating segment. The Company has aggregated its operating segments into five reportable segments: office investments, industrial investments, residential/living investments, retail investments, and other investments. This aggregation represents a change in presentation from the prior year, and now no longer includes the additional bifurcation based on geography. Information presented for the three months ended March 31, 2021 is presented consistent with current year reportable segment aggregation.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended March 31,
	2022	2021
Revenues
Office investments	$11,458	$3,889
Industrial investments	25,695	19,823
Residential/Living investments	11,015	7,938
Retail investments	6,698	6,640
Other investments	4,307	—
Total revenues	$59,173	$38,290

For the three months ended March 31, 2022 and 2021, the Company’s total revenues were attributable to the following countries:

	Three Months Ended March 31,
	2022	2021
Total revenues
United States	65%	56%
The Netherlands	18%	21%
United Kingdom	9%	14%
Poland	3%	4%
Spain	2%	3%
Czech Republic	2%	—%
Germany	1%	2%
Ireland	—%	—%

For the three months ended March 31, 2022 and 2021, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues in excess of property expenses (1)
Office investments	$6,851	$2,477
Industrial investments	17,112	12,826
Residential/Living investments	5,625	4,251
Retail investments	3,653	3,476
Other investments	3,158	—
Total revenues in excess of property expenses	$36,399	$23,030

(1)Revenues less property operating expenses, real property taxes and property management fees.

As of March 31, 2022 and December 31, 2021, the Company’s total assets by segment were as follows (in thousands):

	March 31, 2022	December 31, 2021
Assets
Office investments	$587,397	$412,359
Industrial investments	1,060,481	1,022,522
Residential/Living investments	569,565	568,151
Retail investments	288,980	290,820
Other investments	208,983	176,772
Corporate-level accounts	197,802	234,297
Total assets	$2,913,208	$2,704,921

As of March 31, 2022 and December 31, 2021, the Company’s total assets were attributable to the following countries:

	March 31, 2022	December 31, 2021
Total assets
United States	70%	69%
United Kingdom	12%	12%
The Netherlands	10%	11%
Poland	2%	2%
Germany	2%	2%
Czech Republic	2%	2%
Ireland	1%	1%
Spain	1%	1%

For the three months ended March 31, 2022 and 2021 the Company’s reconciliation of the Company’s revenues in excess of property expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Reconciliation to revenues in excess of property expenses
Net income (loss)	$1,156	$(5,718)
Depreciation and amortization	27,226	20,027
Asset management fees	5,628	3,461
Performance participation allocation	10,531	2,234
General and administrative expenses	1,594	1,364
(Gain) loss on derivative instruments	(2,787)	91
(Gain) loss on investments in real estate-related securities	2,594	(3,339)
Gain on sale of real estate	(20,996)	(38)
Foreign currency (gains) losses	1,594	1,030
Interest expense	7,007	5,379
Other income and expenses	(600)	(507)
(Benefit) provision for income taxes	1,721	(954)
Provision for income taxes related to sale of real estate	1,731	—
Total revenues in excess of property expenses	$36,399	$23,030

10. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$6,106	$5,091
Cash paid for income taxes	$282	$433
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$8,711	$5,368
Distributions reinvested	$12,198	$7,763
Shares tendered for redemption	$3,311	$4,076
Non-cash net liabilities (assets) assumed	$16,688	$(40)
Offering costs payable to the Advisor	$1,041	$773
Distribution and stockholder servicing fees payable to the Dealer Manager	$9,172	$1,962
Accrued capital additions	$6,288	$1,082
Accrued acquisition costs	$543	$150

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

12. SUBSEQUENT EVENTS

Wells Fargo Center

In April 2022, the Company acquired Wells Fargo Center, an office property located in Hillsboro, Oregon. The net purchase price was approximately $38.8 million, exclusive of transaction costs and closing prorations. The property contains approximately 212,000 square feet and is 100% leased. The acquisition completed the reverse 1031 Exchange related to the proceeds resulting from the sale of Venue Museum District, which occurred in March 2022, as discussed in Note 2—Summary of Significant Accounting Policies—Variable Interest Entities.

Madrid Airport Complex Land Development

In April 2022, the Company acquired several plots of undeveloped land adjacent to Madrid Airport Complex, an industrial and office complex the Company originally acquired in June 2020. The land plots are comprised of approximately 585,000 square feet, and the net purchase price was approximately €23.2 million (approximately $25.3 million assuming a rate of $1.09 per EUR as of the acquisition date), exclusive of transaction costs and closing prorations.

Interest Rate Cap Agreement

In May 2022, the Company entered into an interest rate cap agreement in order to hedge against the interest rate variability on $100.0 million of its floating rate debt with JPMorgan Chase, through November 2023. The agreement caps the variable interest rate at 1.75%.

*****

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the risk factors under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We raise capital for our investments through public offerings of our common stock. We intend to conduct a continuous public offering with unlimited duration by registering a series of consecutive public offerings with the SEC. We launched our third public offering of up to $2.5 billion in shares of common stock on June 2, 2021. We have raised $2.2 billion from the sale of 214.6 million shares through our public offerings as of May 16, 2022, including shares issued pursuant to our distribution reinvestment plan.

Summary of 2022 Activities

Presented below are highlights of our activities during the three months ended March 31, 2022:
Operating
•For the three months ended March 31, 2022 we raised $282.4 million of gross proceeds from the sale of common stock through our public offerings, including shares issued pursuant to our distribution reinvestment plan.
•For the three months ended March 31, 2022 we declared distributions of $24.8 million. Our gross annualized distribution rate has remained at $0.625 per share since January 2019.
•The total return for the three months ended March 31, 2022 was 3.70% (14.80% annualized) for Class I shares. Total return is calculated as the change in NAV per share during the respective periods, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares. Refer to “Performance Summary of Share Classes” below for a more comprehensive summary of the performance of all our share classes.
Investments
•We acquired two office properties, one industrial property, one studio building property, and one addition to an existing mixed-use asset during the three months ended March 31, 2022. These acquisitions comprise 0.9 million square feet for an aggregate net purchase price of $272.7 million. See Note 3—Investment Property for additional information regarding our acquisitions during the three months ended March 31, 2022.
•We sold Royal Mail, a UK logistics property, and Venue Museum District, a domestic multifamily property, in March 2022 for aggregate sales proceeds of $120.2 million. Both sales were transacted as like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchanges”) in order to defer the taxable gains on the sales. See Note 3—Investment Property for additional information regarding our dispositions during the three months ended March 31, 2022.
Financing
•Our leverage ratio decreased from 42% as of December 31, 2021, to 38% as of March 31, 2022.

Our Real Estate Portfolio

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of March 31, 2022, we owned interests in 33 real estate investments consisting of 14.6 million square feet of leasable space that was 97% leased. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of March 31, 2022 (“Estimated Values”), which are consistent with the values used to determine our net asset value (“NAV”) per share on that date.

The following charts depict the location of our real estate investments as of March 31, 2022. Approximately 63% of our portfolio is located throughout the United States and approximately 37% is located internationally, based on the Estimated Values.

The following table provides additional information regarding each of our properties and is presented as of March 31, 2022 except as described in the footnotes below.

Property	Location	Date Acquired	Leasable Square Feet	Percent Leased
Office Investments
Cottonwood Corporate Center	Salt Lake City, Utah	7/2016	487,597	73%	(1)
1015 Half Street	Washington D.C.	5/2021	396,344	95%
Waypoint	Torrance, California	12/2021	146,477	95%
Liberty Station	San Diego, California	1/2022	185,446	96%
1315 N. North Branch	Chicago, Illinois	2/2022	108,267	100%
Total Office			1,324,131	88%

Industrial Investments
Domestic Industrial
Advanced Manufacturing Portfolio	Santa Clara, California	8/2020	417,023	96%
6000 Schertz	Schertz, Texas	12/2020	1,262,294	100%
900 Patrol Road	Jeffersonville, Indiana	5/2021	1,015,740	100%
Miramar Activity Business Center	Miramar, California	6/2021	161,483	98%
Total Domestic Industrial			2,856,540	99%

Central Europe Industrial
Fresh Park Venlo	Venlo, Netherlands	10/2018	2,938,515	98%
Maintal Logistics	Frankfurt, Germany	12/2018	394,975	94%
ABC Westland	The Hague, Netherlands	5/2019	1,555,741	96%
Gdańsk PL II	Gdańsk, Poland	9/2019	346,996	100%
Łódź Urban Logistics	Łódź, Poland	9/2019	389,229	100%
Madrid Airport Complex	Madrid, Spain	6/2020	467,013	100%
Eastgate Park	Prague, Czech Republic	10/2021	420,888	99%
Total Central Europe Industrial			6,513,357	98%

U.K. Industrial
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	11/2019	145,452	100%
DSG Bristol	Bristol, United Kingdom	11/2019	269,089	100%
Wakefield Logistics	Wakefield, United Kingdom	7/2020	207,115	100%
5100 Cross Point	Coventry, United Kingdom	12/2020	146,652	100%
Central City Coventry	Coventry, United Kingdom	3/2022	399,124	100%
Total U.K. Industrial			1,167,432	100%
Total Industrial			10,537,329	98%

Residential/Living Investments
Domestic Residential/Living
The Alloy	College Park, Maryland	11/2019	230,902	100%
The Emerson	Centreville, Virginia	1/2020	328,341	97%
Center Place	Providence, Rhode Island	12/2021	242,351	93%
Total Domestic Residential/Living			801,594	97%

International Residential/Living
Montrose Student Residences	Dublin, Ireland	3/2017	53,835	17%	(2)
Queen’s Court Student Residences	Reading, United Kingdom	10/2017	79,115	89%	(3)
Glasgow West End	Glasgow, United Kingdom	9/2019	113,389	98%	(3)
Total International Residential/Living			246,339	78%
Total Residential/Living			1,047,933	92%

Retail Investments
Rookwood	Cincinnati, Ohio	1/2017	596,171	93%
Promenade Shops at Briargate	Colorado Springs, Colorado	9/2019	239,028	96%
Total Retail			835,199	94%

Other Investments
5301 Patrick Henry	Santa Clara, California	2/2021	129,199	100%
Bradley Business Center	Chicago, Illinois	11/2021	470,871	98%
WGN Studios	Chicago, Illinois	11/2021	131,515	100%
Burbank Media Studios	Burbank, California	2/2022	85,285	100%
Total Other			816,870	99%

Total for All Investments			14,561,462	97%

(1)The occupancy of Cottonwood Corporate Center decreased from 93% as of June 30, 2021 to 73% as of March 31, 2022, primarily due to the lease expiration of the major tenant at the property effective on September 30, 2021 without renewal. We are actively in negotiations with prospective tenants to re-lease the space.

(2)In August 2020, we proactively closed the residential accommodations at Montrose, our student housing property located in Ireland, in order to more efficiently perform renovations including the replacement of certain building safety equipment systems. During the first half of 2021, we expanded the scope of the overall renovation beyond what was originally planned for the project. We currently estimate the total renovation cost to be approximately $26.0 million to $28.0 million, and expect the renovation to be completed in the third quarter of 2022. As a result of this closure, we expect a reduction of revenues in excess of property expenses of approximately $3.0 million to $4.0 million compared to prior years.

(3)Represents the average projected occupancy for these projects over the 2021/2022 academic year based on leases signed to date. Leases at student housing properties are signed in advance of an academic year and units in our student housing properties are considered occupied if we have a signed lease for the unit for the academic year and have not issued a refund for the unit even if the property is not physically occupied.

NAV and Distributions

We began determining a net asset value (“NAV”) per share on a monthly basis in January 2018. Since that time, our NAV per share increased from $9.78 in the beginning of 2018 to $11.02 as of March 31, 2022. As illustrated in the chart below, the NAV per share fell to a low of $9.71 as of April 30, 2020, driven primarily by the adverse impact on global commercial activity and volatility in financial markets caused by the Coronavirus pandemic, which affected the performance and value of our investment properties during that time. Set forth below is additional historical information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).
1.Please see our Current Report on Form 8-K filed with the SEC on April 15, 2022 for additional information concerning the methodology used to determine, and the limitations of, the NAV per share as of March 31, 2022. Please see our Annual Reports on Form 10-K for the years ended December 31, 2021 as well as our Current Reports on Form 8-K for additional information concerning the NAV per share determined as of prior dates.
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
The table below discloses the total returns for the classes of shares that are available for investment:

As of March 31, 2022
Shares Class (1)	1-Year	3-Year	ITD
Class I Shares (2)	15.80%	9.43%	9.60%
Class D Shares (2)	15.52%	9.16%	9.33%
Class S Shares (No Sales Load) (3)	14.78%	8.38%	8.55%
Class S Shares (With Sales Load) (4)	10.72%	7.09%	7.64%
Class T Shares (No Sales Load) (3)	14.67%	8.35%	8.52%
Class T Shares (With Sales Load) (4)	10.61%	7.06%	7.62%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment:

As of March 31, 2022
Shares Class (1)	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	15.80%	9.43%	10.68%	9.38%
Class AX Shares (With Sales Load)	N/A	N/A	7.10%	7.72%
Class TX Shares (No Sales Load)	14.67%	8.35%	9.58%	8.78%
Class TX Shares (With Sales Load)	N/A	N/A	7.24%	7.84%
Class IX Shares (No Sales Load)	15.52%	9.16%	N/A	8.99%
Class IX Shares (With Sales Load)	N/A	N/A	N/A	8.81%
(1)The inception date for Class AX Shares, Class TX Shares, and Class IX Shares are October 1, 2014, September 1, 2015, and May 1, 2017, respectively.

Critical Accounting Policies

Each of our critical accounting policies involve the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates.  In addition, application of these accounting policies involves the exercise of judgment regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. For a discussion of significant accounting policies, see Note 2—Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements. Also, a disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to our policies during 2022.

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

As of March 31, 2022 our portfolio was approximately 38% leveraged, based on the Estimated Values of our real estate investments owned as of that date, with a weighted average interest rate of 2.04%. We generally expect our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions and redemptions.

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

Cash flows from operating activities for the three months ended March 31, 2022 decreased by $27.4 million as compared to the same period in the prior year primarily as a result of the $24.8 million performance participation allocation paid to our Advisor during 2022. No performance participation allocation was paid to our Advisor in 2021. We generally expect cash flows from operating activities to increase each year as we continue to acquire additional properties. Additionally, some of these increases in the current year were offset by the effect of two dispositions of real estate investments completed during 2022.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2022 and from investing activities for the three months ended March 31, 2021 were primarily due to the following:

Three months ended March 31, 2022
•Payments of $261.0 million, primarily related to the acquisitions of four investment properties, as well as the remaining buildings at one of the Company’s existing investment properties.
•Capital expenditures of approximately $12.2 million at our investment properties.
•We received proceeds of $120.2 million from the sale of Royal Mail and Venue Museum District in March 2022. We sold Royal Mail for a contract price of £34.7 million (approximately $46.5 million assuming a rate of $1.34 per GBP as of the date of transaction) and we acquired Royal Mail in December 2019 for a net purchase price of £25.4 million (approximately $33.4 million assuming a rate of $1.31 per GBP as of the acquisition date). We sold Venue Museum District for a contract sales price of $76.0 million and we acquired Venue Museum District in September 2018 for a net purchase price of $72.9 million.
•Payments of $36.4 million to purchase real estate-related securities. We also received proceeds of $13.3 million from the sales of these securities.

Three months ended March 31, 2021
•Payments of $68.7 million, primarily related to the acquisition of 5301 Patrick Henry Drive during the three months ended March 31, 2021.
•Capital expenditures of approximately $3.6 million at our investment properties.
•Payments of $17.3 million to purchase real estate-related securities, including $5.0 million of additional offering proceeds invested into our real estate-related securities portfolio. We also received proceeds of $12.2 million from the sales of these securities.

Cash Flows from Financing Activities

Public Offerings

We raised gross proceeds of $270.1 million and $97.7 million from our public offerings during the three months ended March 31, 2022 and 2021, respectively, excluding proceeds from the distribution reinvestment plan. Our offering was more widely distributed during the three months ended March 31, 2022, which resulted in the increase in gross proceeds. In addition, during the three months ended March 31, 2022 and 2021, we redeemed $9.5 million and $13.5 million in shares of our common stock pursuant to our share redemption program, respectively. Total redemptions for the three months ended March 31, 2022 represented approximately 0.57% of our NAV as of December 31, 2021, which is well below our 5% quarterly limitation.

In addition to the investing activities described previously, we use proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the three months ended March 31, 2022 and 2021, we made payments of $3.8 million and $2.2 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our public offerings. The change in these fees is generally attributable to the amount of offering proceeds raised, but is also impacted by variations in the amount of each share class sold during the year. During the three months ended March 31, 2022 and 2021, we reimbursed our Advisor $2.1 million and $1.7 million, respectively, for organization and offering costs.

Distributions

With the authorization of our board of directors, we declared distributions monthly from January 2021 through May 2022 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders during the three months ended March 31, 2022 and 2021 were $23.5 million and $15.1 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the three months ended March 31, 2022 and March 31, 2021, we funded 100% and 67% of total distributions with cash flows from investing activities, which include proceeds from the sale of real estate.

The following table outlines our total distributions declared to stockholders for each quarter during 2022 and 2021, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	Stockholders			Distributions Paid With Cash Flows From Operating Activities (1)
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2022
March 31, 2022	11,891	12,862	24,753	—	—%
Total	$11,891	$12,862	$24,753	$—	—%
2021
December 31, 2021	$10,256	$11,133	$21,389	$15,512	73%
September 30, 2021	9,078	10,005	19,083	19,083	100%
June 30, 2021	8,378	8,915	17,293	3,583	21%
March 31, 2021	7,615	7,978	15,593	5,215	33%
Total	$35,327	$38,031	$73,358	$43,393	59%
(1)Includes distributions paid to noncontrolling interests.

Debt Financings

As mentioned above under “—Financial Condition, Liquidity and Capital Resources,” our portfolio was approximately 38% leveraged as of March 31, 2022 (based on the most recent valuations of our real estate investments). Our total loan principal outstanding had a weighted average interest rate of 2.04% as of March 31, 2022. Below is additional information regarding our loan activity for the three months ended March 31, 2022 and 2021. See Note 4—Debt Financing for additional information regarding our outstanding debt and our interest rate exposure.

Three months ended March 31, 2022
•We made payments on notes payable of $23.6 million, which consisted of $21.1 million to pay off the outstanding balance of our secured debt relating to Royal Mail, which was sold in March 2022, and principal payments of $2.5 million relating to our permanent mortgage financing.
•We made payments of $1.2 million in financing costs primarily related to our debt facility with JPMorgan.

Three months ended March 31, 2021
•We received proceeds from notes payable of $30.0 million, which represents $30.0 million in draws on our revolving credit facility with JPMorgan (the “Revolving Credit Facility”). Use of these proceeds was primarily to provide cash for the acquisition of 5301 Patrick Henry Drive.
•We made payments on notes payable of $21.2 million, which included $20.0 million in payments on our Revolving Credit Facility as well as principal payments of $1.2 million relating to our permanent mortgage financing. Our Revolving Credit Facility had an outstanding balance of $250.0 million.

Results of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

The table below includes information regarding changes in our results of operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in 2022 compared to 2021 as a result of additional capital raised and invested in real estate, as offset by recent property dispositions. All amounts are in thousands, except for percentages:

	Three Months Ended March 31,		Change
	2022	2021	$	%
Revenues:
Rental revenue	$57,624	$37,476	$20,148	54%
Other revenue	1,549	814	735	90%
Total revenues	59,173	38,290	20,883	55%
Expenses:
Property operating expenses	14,114	9,374	4,740	51%
Real property taxes	6,902	4,402	2,500	57%
Property management fees	1,758	1,484	274	18%
Depreciation and amortization	27,226	20,027	7,199	36%
Asset management fees	5,628	3,461	2,167	63%
Performance participation allocation	10,531	2,234	8,297	371%
General and administrative expenses	1,594	1,364	230	17%
Total expenses	67,753	42,346	25,407	60%
Other income (expenses):
Gain (loss) on derivative instruments	2,787	(91)	2,878	N/A*
Gain (loss) on investments in real estate-related securities	(2,594)	3,339	(5,933)	N/A*
Gain on sale of real estate	20,996	38	20,958	N/A*
Foreign currency gains (losses)	(1,594)	(1,030)	(564)	55%
Interest expense	(7,007)	(5,379)	(1,628)	30%
Other income and expenses	600	507	93	18%
Income (loss) before benefit (provision) for income taxes	4,608	(6,672)	11,280	N/A*
Benefit (provision) for income taxes	(1,721)	954	(2,675)	N/A*
Provision for income taxes related to sale of real estate	(1,731)	—	(1,731)	100%
Net income (loss)	$1,156	$(5,718)	$6,874	(120)%
* Not a meaningful percentage

Total revenues: The increase in total revenues is primarily due to the additional real estate investments acquired between March 31, 2021 and March 31, 2022. We acquired twelve real estate investments since March 31, 2021 and had a portfolio of 33 real estate investments as of March 31, 2022 that contained 14.6 million leasable square feet, of which 97% was leased. Additionally, total revenues of our same-store properties increased by $3.0 million for the three months ended March 31, 2022 compared to the same period in 2021. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Property operating expenses: The increase in property operating expenses is primarily due to our significant acquisition activity since March 31, 2021, as described above. Property operating expenses of our same-store properties increased by $1.0 million for the three months ended March 31, 2022 compared to the same period in 2021. Please refer to our “Same Store Analysis” below for additional discussion on the results of operations of our portfolio.
Real property taxes: The increase in real property taxes is primarily due to our significant acquisition activity since March 31, 2021, as described above.
Property management fees: The increase in property management fees is primarily due to our significant acquisition activity since March 31, 2021, as described above.
Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to the additional real estate investments acquired since March 31, 2021, offset by dispositions of two real estate investments during the three months ended March 31, 2022.
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV. The increase in these fees is primarily due to the additional real estate investments made since March 31, 2021, as previously described.
Performance participation allocation: The increase in performance participation allocation is primarily due to increases in our NAV per share and additional capital being raised. Total Please see Item 2—Management’s Discussion and Analysis—NAV and Distributions for additional information concerning the change in NAV per share.
General and administrative expenses: General and administrative expenses increased primarily due to increased legal costs and shareholder costs. We generally expect our general and administrative expenses to continue to increase as we continue raising capital from our public offerings.
Gain (loss) on derivative instruments: We enter into interest rate hedging instruments in order to limit our exposure against the variability of future interest rates on our variable interest rate borrowings and enter into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. During the three months ended March 31, 2022, such gains were primarily related to the position of our interest rate hedging instruments as a result of rising reference rates during the period.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities which consist of common equities, preferred equities and debt investments of publicly traded REITs.  These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. The performance of traded real estate-related securities during the three months ended March 31, 2022 was adversely impacted by concerns about inflation, rising interest rates and Russia’s invasion of Ukraine. The gains recorded during the prior year were primarily due to the stock market recovery that followed the stock market decline during the first half of 2020 related to the Coronavirus pandemic. For further detail on the gains and losses relating to our investments in real estate-related securities, see Note 2—Significant Accounting Policies in the notes to the accompanying financial statements.
Gain on sale of real estate: We acquired Royal Mail in December 2019 for a contract purchase price of £25.4 million (approximately $33.4 million assuming a rate of $1.31 per GBP as of the acquisition date) and we sold Royal Mail for a contract sales price of £34.7 million (approximately $46.5 million assuming a rate of $1.34 per GBP as of the date of transaction), resulting in the recognition of a gain of $12.1 million related to this sale. Additionally, we acquired Venue Museum District in September 2018 for a contract purchase price of $72.9 million and we sold Venue Museum District for a contract price of $76.0 million, resulting in the recognition of a gain of $9.9 million related to this sale. We had no property dispositions during the three months ended March 31, 2021.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the three months ended March 31, 2022, these losses were primarily related to the effect of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense primarily increased due to additional indebtedness outstanding during the period resulting from additional real estate investments acquired since March 31, 2021, as well as increasing interest rates on our variable-rate loans. Our portfolio was 38% levered at March 31, 2022 compared to 43% at March 31, 2021.

Other income and expenses: Primarily relates to interest and dividend income associated with our investments in real estate-related securities.
Benefit (provision) for income taxes: The change from a $1.0 million benefit to a provision of $1.7 million is primarily a result of recording $2.9 million of tax expense during the year ended December 31, 2021 to correct the deferred tax asset and related valuation allowance at one of our properties.

Provision for income taxes related to sale of real estate: We incurred $1.7 million in international jurisdiction income tax during the three months ended March 31, 2022 as a result of the sale of Royal Mail during March 2022.

Operating Expense Limitation

Generally, we are prohibited by our charter from incurring total operating expenses which, at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2.0% of our average invested assets, or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). For these purposes, total operating expenses exclude rental expenses, real estate-related depreciation and amortization expense, interest expense, acquisition expenses, taxes and impairments. Our charter requires that we calculate the figures used in determining whether operating expenses have exceeded the 2%/25% Limitation in accordance with GAAP applied on a consistent basis. Notwithstanding the above, we may incur total operating expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Our total operating expenses exceeded the 2%/25% Limitation as of the four fiscal quarters ended March 31, 2022. Our independent directors unanimously determined that the excess expenses were justified based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in an increased performance participation allocation expense.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the three months ended March 31, 2022 includes 20 properties. The tables below include additional information regarding the operating results of our same-store properties for the current period as compared to the same period in the prior year.

The following table presents the same-store revenues for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, by reportable segment. In total, revenues increased by $20.9 million. $18.3 million of this increase is due to the acquisition of sixteen additional properties throughout 2021 and during the three months ended March 31, 2022, as offset by the dispositions of two properties during the same period. Additionally, revenues of our same-store properties increased by $3.0 million. See below for additional explanations of notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Three Months Ended March 31,		Change
	2022	2021	$		%
Revenues
Same-store properties
Office investments	$2,777	$3,889	$(1,112)	(1)	(29)%
Industrial investments	21,373	18,489	2,884	(2)	16%
Residential/Living investments	7,703	6,516	1,187	(3)	18%
Retail investments	6,698	6,640	58		1%
Total same-store properties	$38,551	$35,534	$3,017		8%
Recent acquisitions	19,058	789	18,269		N/A*
Disposed properties	1,564	1,967	(403)		N/A*
Total revenues	$59,173	$38,290	$20,883		55%
* Not a meaningful percentage

(1)The decrease is primarily due to the lease expiration of the major tenant at Cottonwood on September 30, 2021 without renewal. The occupancy of the property decreased from 93% as of March 31, 2021 to 73% as of March 31, 2022. We are actively in negotiations with prospective tenants to re-lease the space.
(2)The increase is primarily due to a termination fee in relation to a significant tenant at one of our central European industrial properties.
(3)The increase is primarily due to increased occupancy at our student housing properties for the 2021/2022 school year, where in-campus learning has resumed, as well as at one of our domestic residential/living properties. Additionally, rental rates for the 2021/2022 school year increased at one of our student housing properties compared to the prior year, as well as for new leases at one of our domestic residential/living properties compared to the prior year.

The following table presents the property expenses of each reportable segment for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Generally, property expenses increased as a result of the acquisition of sixteen additional properties throughout 2021 and during the three months ended March 31, 2022, as offset by the dispositions of two properties during the same period. Property expenses of our same-store properties also increased. See below for additional explanations of notable changes in same-store property expenses. All amounts are in thousands, except for percentages.

	Three Months Ended March 31,		Change
	2022	2021	$		%
Property expenses(1)
Same-store properties
Office investments	$1,404	$1,412	$(8)		(1)%
Industrial investments	7,266	6,553	713	(2)	11%
Residential/Living investments	3,129	2,682	447	(3)	17%
Retail investments	3,046	3,165	(119)		(4)%
Total same-store properties	$14,845	$13,812	$1,033		7%
Recent acquisitions	6,617	183	6,434		N/A*
Disposed properties	1,312	1,265	47		4%
Total property expenses	$22,774	$15,260	$7,514		49%
* Not a meaningful percentage

(1)Property expenses include property operating expenses, real property taxes and property management fees.
(2)The increase is primarily a result of increasing energy and utility costs at certain of our central European industrial properties.
(3)The increase is primarily due to increased insurance costs and property taxes at one of our domestic residential/living properties.

The following table presents revenues in excess of property expenses for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, by reportable segment. Total revenues in excess of property expenses increased primarily as a result of our significant recent acquisition activity. Total revenues in excess of property expenses of our same-store properties increased by 9%. See above for additional explanations of notable changes in same-store revenues in excess of expenses. All amounts below are in thousands, except for percentages.

	Three Months Ended March 31,		Change
	2022	2021	$		%
Revenues in excess of property expenses(1)
Same-store properties
Office investments	$1,373	$2,477	$(1,104)	(2)	(45)%
Industrial investments	14,107	11,936	2,171	(2)	18%
Residential/Living investments	4,574	3,834	740	(2)	19%
Retail investments	3,652	3,475	177		N/A*
Total same-store properties	$23,706	$21,722	$1,984		9%
Recent acquisitions	12,441	606	11,835		N/A*
Disposed properties	252	702	(450)		(64)%
Total revenues in excess of property expenses	$36,399	$23,030	$13,369		58%
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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the three months ended March 31, 2022 and 2021 and the period from inception through March 31, 2022 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended March 31,		Period from July 31, 2013 (date of inception) through March 31, 2022
	2022	2021
Net income (loss)	$1,156	$(5,718)	$7,636
Depreciation and amortization (1)	27,226	20,027	312,005
Gain on sale of real estate	(20,996)	(38)	(167,013)
Taxes related to sale of real estate	1,731	—	10,636
(Gain) loss on securities (2)	2,594	(3,339)	(14,834)
Adjustments for noncontrolling interests (3)	—	—	117
Funds From Operations attributable to common stockholders	$11,711	$10,932	$148,547
Basic and diluted income (loss) per common share	$0.01	$(0.05)	$0.15
Funds From Operations attributable to common stockholders per common share	$0.07	$0.10	$2.97
Weighted average shares outstanding	170,768	109,583	50,026

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•For the three months ended March 31, 2022 and 2021, our Dealer Manager earned distribution and stockholder servicing fees of $1.9 million and $1.5 million, respectively, which are paid by Hines Global. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through March 31, 2022 were $21.7 million.
•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. We do not consider the performance participation allocation in evaluating our operating performance. For the three months ended March 31, 2022 and 2021, we incurred $10.5 million and $2.2 million, respectively, in performance participation allocation fees. Total performance participation allocation fees incurred were $49.2 million from inception through March 31, 2022. Refer to Note 7—Related Party Transactions for more information on the performance participation allocation.
•For the three months ended March 31, 2022 and 2021, we recorded noncash adjustments primarily related to amortization of out-of-market lease intangibles, lease incentives and deferred financing costs and straight-line rent adjustments, which increased net income (loss) by $0.8 million and $0.2 million, respectively. Total of such adjustments from inception through March 31, 2022 amounted to a net increase to net income (loss) of $17.1 million.

•We recorded adjustments related to derivative instruments and foreign currencies, which increased net income by approximately $1.2 million and reduced net income by approximately $1.0 million for the three months ended March 31, 2022 and 2021, respectively. The total of such adjustments from inception through March 31, 2022 increased net income by $3.1 million.
As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees to fund distributions to our stockholders. For example, we funded 100% and 67% of total distributions for the three months ended March 31, 2022 and 2021, respectively, with cash flows from other sources, such as cash flows from investing activities, which may include proceeds from the sale of real estate. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through March 31, 2022, we declared $243.3 million of distributions to our stockholders, compared to our total aggregate FFO of $148.5 million and our total aggregate net income of $7.6 million for that period. For the three months ended March 31, 2022, we declared $24.8 million of distributions to our stockholders compared to our total aggregate FFO of $11.7 million. For the three months ended March 31, 2021, we declared $15.6 million of distributions to our stockholders compared to our total aggregate FFO of $10.9 million.

Net Asset Value

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our Net Asset Value (“NAV”). Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at hinesglobalincometrust.com and is also available on our toll-free information line at (888) 220-6121. All parties engaged by us in the calculation of our NAV, including our Advisor, are subject to the oversight of our valuation committee. Generally, all of our real properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus Group U.S. Inc., or Altus, the independent valuation advisor we have engaged to prepare appraisal reviews and carry out a review of the calculation of the NAV for the Company. Altus reviewed the calculation of the new NAV per share of our common stock as of March 31, 2022, as set forth below, and concurred with the calculation of the new NAV per share.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of March 31, 2022 (the NAV per share is the same for each class of shares of our common stock):

March 31, 2022
Gross Amount
(in thousands, except per share amount)
Investments in real estate	$2,935,814
Investments in real estate-related securities	101,015
Cash, cash equivalents and restricted cash	224,874
Accounts receivable and other assets	18,579
Mortgage notes, term loans and revolving credit facilities	(1,216,387)
Accrued performance participation allocation	(10,531)
Payables and other liabilities	(69,101)
NAV	$1,984,263
Shares outstanding	180,082
NAV per common share outstanding	$11.02
The valuations of our real properties as of March 31, 2022 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type. However, the table below excludes assumptions related to properties acquired in the past 12 months since the acquisition cost of these properties will serve as their value for a period of up to one year following their acquisition, in accordance with our valuation policy.

	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Basis
Capitalization rate	6.50%	5.11%	6.68%	5.06%	5.11%	5.44%
Discount rate / internal rate of return (“IRR”)	7.00%	5.42%	7.26%	6.14%	6.84%	6.03%
Average holding period (years)	7.0	9.7	10.0	10.0	11.0	9.7

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Values
Capitalization rate (weighted-average)	0.25% decrease	2.66%	3.82%	2.31%	3.44%	2.97%	3.39%
	0.25% increase	(2.50)%	(3.36)%	(2.15)%	(3.10)%	(2.71)%	(3.04)%
Discount rate (weighted-average)	0.25% decrease	2.05%	2.10%	1.93%	2.01%	2.07%	2.05%
	0.25% increase	(2.04)%	(2.04)%	(1.89)%	(1.96)%	(2.02)%	(2.00)%

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of March 31, 2022:

March 31, 2022
Gross Amount
(in thousands)
Total stockholder’s equity	$1,465,559
Adjustments:
Accrued distribution and stockholder servicing fees and issuer costs (1)	47,880
Unrealized net appreciation of real estate investments and debt (2)	261,095
Accumulated depreciation and amortization (3)	171,769
Other adjustments (4)	37,960
Net asset value	$1,984,263
(1)     Our consolidated balance sheet as of March 31, 2022 includes a liability of $44.3 million related to distribution and stockholder servicing fees payable to Hines Securities, Inc. (the "Dealer Manager") in future periods with respect to shares of its common stock. The NAV per share as of March 31, 2022 does not include any liability for distribution and stockholder servicing fees that may become payable after March 31, 2022, since these fees may not ultimately be paid in certain circumstances, including if Hines Global was liquidated or if there was a listing of our common stock. Additionally, the Advisor agreed to advance certain organization and offering costs on our behalf through December 31, 2018. Such costs are reimbursed to the Advisor on a pro-rata basis over the 60-month period that commenced on January 1, 2019. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For purposes of calculating NAV, such costs are recognized as a reduction to NAV as they are reimbursed ratably over 60 months.
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

Related Party Transactions and Agreements

We have entered into agreements with our Advisor, our Dealer Manager and Hines and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. Relating to organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee, distribution and stockholder servicing fees, and payments to our Advisor for reimbursement of organization and offering costs. Relating to acquisition and operational stages, these include payments for certain services related to the management and performance of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 7—Related Party Transactions in Item 1 of this Quarterly Report on Form 10-Q, as well as Note 8—Related Party Transactions in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information concerning our related party transactions and agreements.

Subsequent Events

Wells Fargo Center

In April 2022, we acquired Wells Fargo Center, an office property located in Hillsboro, Oregon. The net purchase price was approximately $38.8 million, exclusive of transaction costs and closing prorations. The property contains approximately 212,000 square feet and is 100% leased. The acquisition completed the reverse 1031 Exchange related to the proceeds resulting from the sale of Venue Museum District, which occurred in March 2022, as discussed in Note 2—Summary of Significant Accounting Policies—Variable Interest Entities.

Madrid Airport Complex Land Development

In April 2022, we acquired several plots of undeveloped land adjacent to Madrid Airport Complex, an industrial and office complex we originally acquired in June 2020. The land plots are comprised of approximately 585,000 square feet, and the net purchase price was approximately €23.2 million (approximately $25.3 million assuming a rate of $1.09 per EUR as of the acquisition date), exclusive of transaction costs and closing prorations.

Interest Rate Cap Agreement

In May 2022, we entered into an interest rate cap agreement in order to hedge against the interest rate variability on $100.0 million of our floating rate debt with JPMorgan Chase, through November 2023. The agreement caps the variable interest rate at 1.75%.

*****

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of March 31, 2022, we were exposed to the market risks described below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of March 31, 2022, we had $996.9 million of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $10.0 million in interest expense. However, further increases in interest rates may not result in comparable increases in interest expense due to the interest rate cap agreements we have in place. See Note 4—Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of March 31, 2022	Reduction in Net Income (Loss) for the Three months ended March 31, 2022
EUR	$6,756	$48
GBP	$4,670	$1,316

(1) Our real estate assets in Poland and the Czech Republic were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty or Czech koruna exposure upon disposition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of the employees of Hines and its affiliates working remotely due to the Coronavirus pandemic. We are continually monitoring and assessing the impact of the Coronavirus pandemic on our internal controls to minimize its impact on the design and operating effectiveness of our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of May 16, 2022, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

As of March 31, 2022, except as set forth below, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

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

If these disruptions in the capital and credit markets should continue as a result of, among other factors, uncertainty, military conflict, including the escalating conflict resulting from Russia’s February 2022 military invasion of Ukraine, disruption caused by the impact of the Coronavirus or other pandemics, changing regulation, changes in trade agreements, reduced alternatives or additional failures of significant financial institutions, our access to liquidity could be significantly impacted. Disruptions caused by these factors that occur in a single country are increasingly having a negative impact on regional and global markets. For example, the current ongoing conflict between Russia and Ukraine could adversely affect neighboring economies. While we have no direct real estate exposure to Russia or Ukraine, the effects of this military conflict could result in adverse impacts to the Company. Specifically, the escalating conflict between Russia and Ukraine, and resulting market volatility, could adversely affect the Company’s business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of these restrictive actions, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. In addition, we own investment properties in Europe, including, without limitation, two investment properties in Poland and one investment property in the Czech Republic, which may be at a heightened risk of being negatively impacted by the escalating military conflict between Russia and Ukraine, given their proximity to Ukraine. In addition, Poland has seen the largest influx of Ukrainian refugees of all countries in Europe. The disruption caused by this conflict could negatively impact the businesses of our tenants, especially those whose businesses are adversely impacted by the significant sanctions imposed on Russia by the U.S. and other countries following Russia’s invasion of Ukraine, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries, as well as other policies. The disruption caused by this conflict, and any future regional conflicts, could result in increased volatility in financial markets and economies throughout the globe. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, we did not sell or issue any equity securities that were not registered under the Securities Act.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
January 1, 2022 to January 31, 2022	300,548	$10.50	300,548	2,898,429
February 1, 2022 to February 28, 2022	374,777	$10.78	374,777	2,964,205
March 1, 2022 to March 31, 2022	211,074	$10.82	211,074	2,544,611
Total	886,399		886,399

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

99.2*	Consent of Independent Valuation Advisor, Altus Group U.S. Inc.
101.INS*	Instance Document—The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101 SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HINES GLOBAL INCOME TRUST, INC.

May 16, 2022	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer and
Chairman of the Board of Directors

May 16, 2022	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer