Form 10-Q
period 2022-06-30
HINES GLOBAL INCOME TRUST, INC.
filed 2022-08-12
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-55599

Hines Global Income Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland		80-0947092
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

845 Texas Avenue
Suite 3300
Houston	Texas	77002-1656
(Address of principal executive offices)		(Zip code)
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

As of August 1, 2022, approximately 34.2 million shares of the registrant’s Class AX common stock, 2.3 million shares of the registrant’s Class TX common stock, 0.1 million shares of the registrant’s Class IX common stock, 2,094 shares of the registrant’s Class JX common stock, 62.1 million shares of the registrant’s Class T common stock, 19.6 million shares of the registrant’s Class S common stock, 28.7 million shares of the registrant’s Class D common stock and 80.2 million shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2022	December 31, 2021
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$2,291,649	$2,085,122
Investments in real estate-related securities	101,627	74,256
Cash and cash equivalents	351,011	196,630
Restricted cash	13,190	14,797
Derivative instruments	11,823	842
Tenant and other receivables, net	32,031	20,626
Intangible lease assets, net	271,094	232,410
Financing lease right-of-use asset, net	15,809	15,875
Deferred leasing costs, net	53,278	38,596
Deferred financing costs, net	1,386	1,848
Other assets	27,789	23,919
Total assets	$3,170,687	$2,704,921
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$79,366	$61,819
Due to affiliates	77,449	69,430
Intangible lease liabilities, net	45,887	40,366
Other liabilities	35,759	27,422
Financing lease liability	17,361	17,340
Derivative instruments	4	167
Distributions payable	10,182	7,470
Notes payable, net	1,205,863	1,244,875
Total liabilities	$1,471,871	$1,468,889

Commitments and contingencies (Note 11)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2022 and December 31, 2021	—	—
Common shares, $0.001 par value per share (Note 6)	208	154
Additional paid-in capital	2,018,385	1,440,225
Accumulated distributions in excess of earnings	(297,825)	(211,975)
Accumulated other comprehensive income (loss)	(21,952)	7,628
Total stockholders’ equity	1,698,816	1,236,032
Noncontrolling interests	—	—
Total equity	1,698,816	1,236,032
Total liabilities and equity	$3,170,687	$2,704,921
See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$57,858	$40,424	$115,481	$77,900
Other revenue	1,430	967	2,978	1,783
Total revenues	59,288	41,391	118,459	79,683
Expenses:
Property operating expenses	12,512	10,239	26,626	19,613
Real property taxes	7,143	4,777	14,045	9,180
Property management fees	1,742	1,426	3,500	2,910
Depreciation and amortization	27,364	24,916	54,590	44,943
Asset management fees	5,981	3,845	11,609	7,306
Performance participation allocation	11,765	5,249	22,296	7,483
General and administrative expenses	1,663	1,445	3,256	2,810
Total expenses	68,170	51,897	135,922	94,245
Other income (expenses):
Gain (loss) on derivative instruments	3,005	(185)	5,792	(276)
Gain (loss) on investments in real estate-related securities	(17,532)	5,750	(20,126)	9,089
Gain on sale of real estate	26	1,402	21,022	1,440
Foreign currency gains (losses)	(1,875)	1,397	(3,469)	367
Interest expense	(8,485)	(6,370)	(15,492)	(11,748)
Other income and expenses	1,231	455	1,832	961
Income (loss) before benefit (provision) for income taxes	(32,512)	(8,057)	(27,904)	(14,729)
Benefit (provision) for income taxes	(551)	(3,637)	(2,272)	(2,683)
Provision for income taxes related to sale of real estate	—	—	(1,731)	—
Net income (loss)	(33,063)	(11,694)	(31,907)	(17,412)
Net (income) loss attributable to noncontrolling interests	(4)	(4)	(7)	(7)
Net income (loss) attributable to common stockholders	$(33,067)	$(11,698)	$(31,914)	$(17,419)
Basic and diluted income (loss) per common share	$(0.17)	$(0.10)	$(0.17)	$(0.15)
Weighted average number of common shares outstanding	199,470	120,707	185,198	115,175

Comprehensive income (loss):
Net income (loss)	$(33,063)	$(11,694)	$(31,907)	$(17,412)
Other comprehensive income (loss):
Foreign currency translation adjustment	(22,345)	4,080	(29,580)	(3,598)
Comprehensive income (loss)	$(55,408)	$(7,614)	$(61,487)	$(21,010)
Comprehensive (income) loss attributable to noncontrolling interests	(4)	(4)	(7)	(7)
Comprehensive income (loss) attributable to common stockholders	$(55,412)	$(7,618)	$(61,494)	$(21,017)

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2022	154,806	$154	$1,440,225	$(211,975)	$7,628	$1,236,032	$—
Issuance of common shares	26,159	25	282,340	—	—	282,365	—
Distributions declared	—	—	—	(24,753)	—	(24,753)	(3)
Redemption of common shares	(886)	—	(9,760)	—	—	(9,760)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(11,202)	—	—	(11,202)	—
Offering costs	—	—	(1,041)	—	—	(1,041)	—
Net income (loss)	—	—	—	1,153	—	1,153	3
Foreign currency translation adjustment	—	—	—	—	(7,592)	(7,592)	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	357	357	—
Balance as of March 31, 2022	180,079	$179	$1,700,562	$(235,575)	$393	$1,465,559	$—
Issuance of common shares	31,165	31	345,801	—	—	345,832	—
Distributions declared	—	—	—	(29,183)	—	(29,183)	(4)
Redemption of common shares	(1,003)	(2)	(12,346)	—	—	(12,348)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(13,709)	—	—	(13,709)	—
Offering costs	—	—	(1,923)	—	—	(1,923)	—
Net income (loss)	—	—	—	(33,067)	—	(33,067)	4
Foreign currency translation adjustment	—	—	—	—	(22,345)	(22,345)	—
Balance as of June 30, 2022	210,241	$208	$2,018,385	$(297,825)	$(21,952)	$1,698,816	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2021	103,781	$104	$938,736	$(99,451)	$22,829	$862,218	$—
Issuance of common shares	10,424	10	105,427	—	—	105,437	—
Distributions declared	—	—	—	(15,593)	—	(15,593)	(3)
Redemption of common shares	(1,354)	(1)	(11,741)	—	—	(11,742)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(2,717)	—	—	(2,717)	—
Offering costs	—	—	(723)	—	—	(723)	—
Net income (loss)	—	—	—	(5,721)	—	(5,721)	3
Foreign currency translation adjustment	—	—	—	—	(7,678)	(7,678)	—
Balance as of March 31, 2021	112,851	$113	$1,028,982	$(120,765)	$15,151	$923,481	$—
Issuance of common shares	13,297	13	135,778	—	—	135,791	—
Distributions declared	—	—	—	(17,293)	—	(17,293)	(4)
Redemption of common shares	(1,296)	(1)	(10,871)	—	—	(10,872)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(5,238)	—	—	(5,238)	—
Offering costs	—	—	(686)	—	—	(686)	—
Net income (loss)	—	—	—	(11,698)	—	(11,698)	4
Foreign currency translation adjustment	—	—	—	—	4,080	4,080	—
Balance as of June 30, 2021	124,852	$125	$1,147,965	$(149,756)	$19,231	$1,017,565	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(31,907)	$(17,412)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	54,198	46,693
Gain on sale of real estate	(21,022)	(1,440)
Foreign currency (gains) losses	3,469	(367)
(Gain) loss on derivative instruments	(5,792)	276
(Gain) loss on investments in real estate-related securities	20,126	(9,089)
Changes in assets and liabilities:
Change in other assets	(5,592)	211
Change in tenant and other receivables	(7,596)	(2,884)
Change in deferred leasing costs	(17,687)	(17,918)
Change in accounts payable and accrued expenses	(7,598)	10,275
Change in other liabilities	5,265	1,809
Change in due to affiliates	(7,316)	(1,357)
Net cash from (used in) operating activities	(21,452)	8,797
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(414,969)	(436,811)
Capital expenditures at operating properties	(22,424)	(5,607)
Proceeds from sale of real estate	120,175	—
Purchases of real estate-related securities	(74,583)	(32,251)
Proceeds from settlement of real estate-related securities	27,086	27,331
Net cash from (used in) investing activities	(364,715)	(447,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	601,496	223,869
Redemption of common shares	(20,497)	(26,619)
Payment of offering costs	(3,978)	(3,129)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(8,597)	(4,965)
Distributions paid to stockholders and noncontrolling interests	(24,685)	(15,517)
Proceeds from notes payable	41,281	376,549
Payments on notes payable	(36,897)	(107,448)
Change in security deposit liability	1,205	294
Deferred financing costs paid	(1,833)	(71)
Payments related to interest rate contracts	(3,290)	(12)
Net cash from (used in) financing activities	544,205	442,951
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(5,264)	(771)
Net change in cash, restricted cash and cash equivalents	152,774	3,639
Cash, restricted cash and cash equivalents, beginning of period	211,427	77,563
Cash, restricted cash and cash equivalents, end of period	$364,201	$81,202

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2022 and 2021

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of June 30, 2022 and December 31, 2021, and the results of operations for the three and six months ended June 30, 2022 and 2021, the changes in stockholders’ equity for each of the quarterly periods in the six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

Hines Global Income Trust, Inc. (the “Company”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 65 years. The Company is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through HGIT Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of June 30, 2022 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

As of June 30, 2022, the Company owned direct real estate investments in 35 properties totaling 15.0 million square feet that were 96% leased. The Company raises capital for its investments through continuous public offerings of its common stock. The Company launched its third public offering of up to $2.5 billion in shares of its common stock (the “Third Offering”) on June 2, 2021 through which it is offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under its distribution reinvestment plan. As of August 12, 2022, the Company had received gross offering proceeds of approximately $2.5 billion from the sale of 242.5 million shares through its public offerings, including shares issued pursuant to its distribution reinvestment plan.

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

The Company has reclassified the presentation of its acquisition related expenses within its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The amount of acquisition related expenses recorded on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2021 was recorded to acquisition related expenses, but has been reclassified to other income and expenses for the three and six months ended June 30, 2021 within this Quarterly Report on Form 10-Q in order to be consistent with the current quarter presentation.

Variable Interest Entities

The Company has determined that the Operating Partnership is considered a variable interest entity (“VIE”). However, the Company meets the disclosure exemption criteria, as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest.

Additionally, from time to time, the Company may utilize like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchanges”) in order to defer taxable gains on properties it sells. As a result of an incomplete reverse 1031 Exchange initiated during the first quarter of 2022, an exchange agent engaged by the Company to act as a qualified intermediary regarding the reverse 1031 Exchange was in possession of sales proceeds to be utilized in a pending acquisition of investment property to complete the reverse 1031 Exchange. The trust formed by the exchange agent to hold the sales proceeds was deemed to be a VIE for which the Company was deemed to be the primary beneficiary as the Company had the ability to direct the activities of the entity that most significantly impact its economic performance and the Company had all of the risks and rewards of ownership. Accordingly, the Company consolidated the trust and the related sale proceeds, which were included in Restricted Cash in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2022. During the second quarter of 2022, the Company closed on the subject acquisition to complete the reverse 1031 Exchange, and the trust formed by the exchange agent was dissolved as a result, and accordingly is no longer included in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2022.

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

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in other income and expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Gain (Loss) on Investments in Real Estate-Related Securities
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Unrealized gain (loss)	$(18,701)	$3,091	$(23,334)	$5,541
Realized gain (loss)	1,169	2,659	3,208	3,548
Total gain (loss) on real estate-related securities	$(17,532)	$5,750	$(20,126)	$9,089

Tenant and Other Receivables

Tenant and other receivables consists primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements. Straight-line rent receivables were $18.2 million and $13.5 million as of June 30, 2022 and December 31, 2021, respectively.

Other Assets

Other assets included the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid insurance	$1,727	$1,432
Prepaid property taxes	2,495	2,363
Deferred tax assets (1)	9,238	9,016
Operating lease right-of-use asset, net	3,613	3,990
Other	10,716	7,118
Other assets	$27,789	$23,919

(1)Includes the effects of a valuation allowance of $11.4 million and $11.4 million as of June 30, 2022 and December 31, 2021, respectively.

Lessee Accounting

The Company has a ground lease agreement in which the Company is the lessee for land underneath Łódź Urban Logistics that the Company has currently accounted for as an operating lease. The lease currently ends in December 2089 and has fixed payments. The Company has recorded a right-of-use asset, net of accumulated amortization, of approximately $3.6 million and $4.0 million in other assets as of June 30, 2022 and December 31, 2021, respectively, and has recorded a lease liability of approximately $1.3 million and $1.5 million in other liabilities, as of June 30, 2022 and December 31, 2021, respectively, in the Company’s Condensed Consolidated Balance Sheets.

The Company also has a ground lease agreement in which the Company is the lessee for land underneath Center Place that the Company has currently accounted for as a financing lease. The lease currently ends in March 2142 and has fixed and variable payments. The Company has recorded a right-of-use asset, net of accumulated amortization, of approximately $15.8 million and $15.9 million in financing lease right-of-use asset, net, as of June 30, 2022 and December 31, 2021, respectively, and has recorded a lease liability of approximately $17.4 million and $17.3 million in financing lease liability, as of June 30, 2022 and December 31, 2021, respectively, in the Company’s Condensed Consolidated Balance Sheets.

The Company’s estimate of the amount of the right-of-use assets and lease liabilities included assumptions for the discount rate, which is based on the incremental borrowing rate of the lease contract. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a term similar to the lease. Since the term of the Łódź Urban Logistics and Center Place ground leases are much longer than a typical borrowing, the Company derived the incremental borrowing rate of 5.6% and 3.4% for the ground leases at Łódź Urban Logistics and Center Place, respectively, as the spread in a current financing quote for the property, or its borrowing rate on its revolving credit facility if a current financing quote was not available, plus the applicable base rate corresponding to the longest term available in the base rate market. A reconciliation of the Company’s lease liabilities on an undiscounted cash flow basis for its ground leases for the period from July 1, 2022 through December 31, 2022 and for each of the years ending December 31, 2023 through December 31, 2027 are as follows (in thousands):

	Lease Payments
	Operating Leases	Financing Leases
July 1, 2022 through December 31, 2022	$—	$270
2023	79	540
2024	79	540
2025	79	540
2026	79	540
2027	79	540
Thereafter	4,869	70,350
Total	$5,264	$73,320

Ground Lease Liability	$1,337	$17,361
Undiscounted Excess Amount	$3,927	$55,959

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Buildings and improvements	$1,705,178	$1,641,385
Less: accumulated depreciation	(108,149)	(95,479)
Buildings and improvements, net	1,597,029	1,545,906
Land	694,620	539,216
Investment property, net	$2,291,649	$2,085,122

The Company proactively closed the residential accommodations at Montrose Student Residences in August 2020 to more efficiently perform renovations including the replacement of certain building safety equipment systems. In conjunction with the renovation, the Company recorded accelerated depreciation of $11.0 million to depreciation and amortization on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the first half of 2021 related to portions of the building that were taken out of service. The Company expects the renovation to be completed in time for the commencement of the 2022/2023 school year, for which the property is projected to be 97% leased, based on leases signed to date.

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

Recent Acquisitions of Investment Property

During the six months ended June 30, 2022, the Company acquired six investment properties, the remaining buildings at Bradley Business Center, as well as a parcel of undeveloped land adjacent to Madrid Airport Complex. These acquisitions comprise 1.4 million square feet and the aggregate net purchase price was $425.5 million, exclusive of transaction costs and working capital reserves. The amounts recognized for the asset acquisitions as of the acquisition dates were determined by allocating the net purchase price as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Out-of-Market Lease Intangibles, Net	Total
Bradley Business Center (1)	1/20/2022	$12,254	$11,710	$4,348	$(3,366)	$24,946
Liberty Station	1/24/2022	$48,400	$50,331	$21,949	$(2,349)	$118,331
1315 N. North Branch	2/18/2022	$20,118	$14,122	$12,627	$80	$46,947
Burbank Media Studios	2/25/2022	$4,246	$28,616	$1,806	$8,259	$42,927
Central City Coventry	3/30/2022	$4,271	$37,958	$1,874	$(1,040)	$43,063
Wells Fargo Center	4/14/2022	$12,149	$20,498	$8,146	$(1,869)	$38,924
Madrid Airport Complex Land Parcel	4/22/2022	$—	$26,801	$—	$—	$26,801
Waverly Place	6/15/2022	$60,724	$12,395	$17,129	$(1,570)	$88,678
(1)Represents the acquisition of the remaining three buildings of Bradley Business Center. The Company initially acquired the first of the four total buildings at the property in November 2021.

As of June 30, 2022, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$325,385	$25,555	$(60,966)
Less: accumulated amortization	(75,897)	(3,949)	15,079
Net	$249,488	$21,606	$(45,887)

As of December 31, 2021, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$279,340	$15,766	$(52,306)
Less: accumulated amortization	(59,819)	(2,877)	11,940
Net	$219,521	$12,889	$(40,366)

Amortization expense of in-place leases was $15.3 million and $8.9 million for the three months ended June 30, 2022 and 2021, respectively, which was recorded to depreciation and amortization on the Condensed Consolidated Statement of Operations and Comprehensive Income (Loss). Net amortization of out-of-market leases resulted in an increase to rental revenue of $1.8 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively.

Amortization expense of in-place leases was $30.3 million and $16.1 million for the six months ended June 30, 2022 and 2021, respectively, which was recorded to depreciation and amortization on the Condensed Consolidated Statement of

Operations and Comprehensive Income (Loss). Net amortization of out-of-market leases resulted in an increase to rental revenue of $4.6 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from July 1, 2022 through December 31, 2022 and for each of the years ending December 31, 2023 through December 31, 2027 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
July 1, 2022 through December 31, 2022	$28,460	$(3,816)
2023	$50,884	$(7,002)
2024	$42,102	$(5,610)
2025	$34,335	$(4,245)
2026	$25,177	$(2,251)
2027	$21,234	$(1,611)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the three and six months ended June 30, 2022 were $8.3 million and $16.5 million, respectively, and for the three and six months ended June 30, 2021 were $5.9 million and $11.6 million, respectively, which are included in rental revenue on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of June 30, 2022, the approximate fixed future minimum rentals for the period from July 1, 2022 through December 31, 2022, for each of the years ending December 31, 2023 through 2027 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
July 1, 2022 through December 31, 2022	$81,468
2023	149,309
2024	134,843
2025	121,328
2026	102,769
2027	92,403
Thereafter	313,895
Total	$996,015

During the six months ended June 30, 2022 and 2021, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties and multi-family properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. DEBT FINANCING

As of June 30, 2022 and December 31, 2021, the Company had approximately $1.2 billion and $1.3 billion of debt outstanding, with weighted average years to maturity of 2.1 years and 2.2 years, respectively, and a weighted average interest rate of 2.71% and 1.83%, respectively. The following table provides additional information regarding the Company’s debt outstanding at June 30, 2022 and December 31, 2021 (in thousands):

Description	Maturity Date	Maximum Capacity in Functional Currency	Weighted Average Effective Interest Rate as of June 30, 2022	Principal Outstanding at June 30, 2022	Principal Outstanding at December 31, 2021
Fixed Rate Loans
Fixed rate secured mortgage debt (1)	06/2023-06/2026	N/A	3.04%	$202,133	$222,343
Total fixed rate loans				$202,133	$222,343
Variable Rate Loans
Floating rate secured mortgage debt (2)	7/2023-6/2027	N/A	2.13%	409,965	428,787
JPMorgan Chase Revolving Credit Facility (3)	11/15/2023	$425,000	N/A	—	—
JPMorgan Chase Revolving Credit Facility - Term Loan (3)	11/15/2023	$300,000	2.99%	300,000	300,000
JPMorgan Chase Revolving Credit Facility - Term Loan (3)	12/20/2024	$300,000	2.99%	300,000	300,000
Total variable rate loans				$1,009,965	$1,028,787
Total Notes Payable				$1,212,098	$1,251,130
Note Payable to Affiliates
Credit Facility with Hines	12/31/2022	$75,000	N/A	—	—
Total Note Payable to Affiliate				$—	$—
Total Principal Outstanding				$1,212,098	$1,251,130
Unamortized financing fees				(6,235)	(6,255)
Total				$1,205,863	$1,244,875
(1)As of June 30, 2022, the effective interest rates on our fixed rate mortgage debt ranged from 1.05% to 4.25%. The amount of principal outstanding as of June 30, 2022 includes $56.2 million that has been effectively fixed for the full term of the facilities using interest rate swap agreements as an economic hedge against the variability of future interest rates on the borrowing.
(2)As of June 30, 2022, the effective interest rates on our floating rate mortgage debt ranged from 1.10% to 3.04%. The amount of principal outstanding as of June 30, 2022 includes $325.4 million that is subject to interest rate cap agreements as an economic hedge against the variability of future interest rates on the borrowing for the full term of the facilities.
(3)As of June 30, 2022, the effective interest rate on our JPMorgan Chase Revolving Credit Facility was 2.99%. The amount of principal outstanding as of June 30, 2022 includes $250.0 million that is subject to interest rate cap agreements as economic hedges against the variability of the future interest rate on the borrowings, which expire in the period from November 2023 through June 2024.

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of June 30, 2022. The Company’s continued compliance with these covenants depends on many factors and could be impacted by current or future economic conditions associated with the Coronavirus pandemic. Failure to comply with any covenants would result in a default which, if the Company were unable to cure or obtain a waiver from the lenders, could accelerate the repayment obligations and impact the liquidity of the Company.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from July 1, 2022 through December 31, 2022, for each of the years ending December 31, 2023 through December 31, 2026 and for the period thereafter (in thousands).

	Payments Due by Year
	July 1, 2022 through December 31, 2022	2023	2024	2025	2026	Thereafter
Principal payments	$1,782	$599,275	$437,347	$24,752	$21,750	$127,192

LIBOR cessation began on January 1, 2022, and LIBOR is expected to be phased out completely by June 2023. In addition, the writing of new contracts using LIBOR has effectively ended. As of June 30, 2022, only the Company’s outstanding debt under its facility with JPMorgan Chase Bank, N.A., which had an outstanding balance of $600.0 million on June 30, 2022, had a variable interest rate tied to LIBOR. In accordance with the terms of the facility, the variable rate on the outstanding debt will default to the Secured Overnight Financing Rate (“SOFR”) upon the discontinuation of the LIBOR published rates. In response to the phasing out of LIBOR, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the SOFR as its preferred alternative rate for LIBOR in derivatives and other financial contracts. The Company intends to monitor the developments with respect to the phasing out of LIBOR and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

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

The table below provides additional information regarding the Company's derivative instruments as well as their location and fair value on our consolidated balance sheets (in thousands, except number of contracts):

			Fair Value
			Derivative Instruments
Type	Number of Contracts	Notional Amount	Assets	Liabilities
As of June 30, 2022
Interest rate swaps	3	$56,173	$2,280	$(4)
Interest rate caps	19	575,407	9,543	—
Total derivative instruments	22	$631,580	$11,823	$(4)

As of December 31, 2021
Interest rate swaps	3	$61,719	$284	$(167)
Interest rate caps	16	313,569	558	—
Total derivative instruments	19	$375,288	$842	$(167)

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Gain (Loss) on Derivative Instruments
	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Derivatives not designated as hedging instruments:
Interest rate swaps	$415	$(86)	$1,099	$(157)
Interest rate caps	2,590	(38)	4,693	45
Foreign currency forward contracts	—	(61)	—	(164)
Total gain (loss) on derivatives	$3,005	$(185)	$5,792	$(276)

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

Common Stock

As of June 30, 2022 and December 31, 2021, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	June 30, 2022		December 31, 2021
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	34,070	40,000	29,377
Class TX common stock, $0.001 par value per share	40,000	2,613	40,000	7,606
Class IX common stock, $0.001 par value per share	10,000	87	10,000	87
Class JX common stock, $0.001 par value per share	10,000	—	10,000	—
Class T common stock, $0.001 par value per share	350,000	59,365	350,000	53,176
Class S common stock, $0.001 par value per share	350,000	16,494	350,000	3,299
Class D common stock, $0.001 par value per share	350,000	26,075	350,000	19,000
Class I common stock, $0.001 par value per share	350,000	71,537	350,000	42,261

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the six months ended June 30, 2022 and 2021 (in thousands). There were no Class JX shares issued, redeemed or outstanding during the six months ended June 30, 2022 and 2021.

	Class AX		Class TX		Class IX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	29,377	$28	7,606	$11	87	$—	53,176	$53	3,299	$3	19,000	$18	42,261	$41	154,806	$154
Issuance of common shares	221	—	33	—	1	—	3,205	3	6,158	6	3,207	3	13,334	13	26,159	25
Conversion of common shares (1)	3,099	3	(3,099)	(3)	—	—	(67)	—	—	—	—	—	67	—	—	—
Redemption of common shares	(390)	—	(58)	—	—	—	(251)	—	—	—	(39)	—	(148)	—	(886)	—
Balance as of March 31, 2022	32,307	$31	4,482	$8	88	$—	56,063	$56	9,457	$9	22,168	$21	55,514	$54	180,079	$179
Issuance of common shares	238	—	11	—	—	—	3,846	4	7,038	7	4,058	4	15,974	16	31,165	31
Conversion of common shares (1)	1,878	2	(1,878)	(2)	—	—	(236)	—	—	—	—	—	236	—	—	—
Redemption of common shares	(353)	(1)	(2)	—	(1)	—	(308)	(1)	(1)	—	(151)	—	(187)	—	(1,003)	(2)
Balance as of June 30, 2022	34,070	$32	2,613	$6	87	$—	59,365	$59	16,494	$16	26,075	$25	71,537	$70	210,241	$208
(1)The Company will cease paying distribution and stockholder servicing fees with respect to Class TX shares and Class T shares, respectively, when the total of such fees reach certain thresholds. Once these respective thresholds are reached, Class TX shares are converted into Class AX shares and Class T shares are converted into Class I shares, as indicated in the table above.

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

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2021 through July 2022 at a gross distribution rate of $0.05208 per month for each share class (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees.

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

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2022
June 30, 2022	$14,087	$15,096	$29,183
March 31, 2022	11,891	12,862	24,753
Total	$25,978	$27,958	$53,936
2021
December 31, 2021	$10,256	$11,133	$21,389
September 30, 2021	9,078	10,005	19,083
June 30, 2021	8,378	8,915	17,293
March 31, 2021	7,615	7,978	15,593
Total	$35,327	$38,031	$73,358

The table below outlines the net distributions declared for each class of shares for the three and six months ended June 30, 2022 and 2021, respectively. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors, less any applicable ongoing distribution and stockholder servicing fees.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Distributions declared per Class AX share, net	$0.16	$0.16	$0.31	$0.31
Distributions declared per Class TX share, net	$0.13	$0.13	$0.26	$0.26
Distributions declared per Class IX share, net	$0.15	$0.15	$0.30	$0.30
Distributions declared per Class T share, net	$0.13	$0.13	$0.26	$0.26
Distributions declared per Class S share, net	$0.13	$0.13	$0.27	$0.26
Distributions declared per Class D share, net	$0.15	$0.15	$0.30	$0.30
Distributions declared per Class I share, net	$0.16	$0.16	$0.31	$0.31

7. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and the Hines Securities, Inc. (the "Dealer Manager"), Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended June 30,		Six Months Ended June 30,		Unpaid as of
Type and Recipient	2022	2021	2022	2021	June 30, 2022		December 31, 2021
Selling Commissions- Dealer Manager (1)	$2,490	$1,030	$4,365	$1,660	$2		$—
Dealer Manager Fee- Dealer Manager	191	190	349	312	—		—
Distribution & Stockholder Servicing Fees- Dealer Manager	11,028	4,018	20,197	5,983	53,230		36,918
Organization and Offering Costs- the Advisor	1,924	1,586	2,964	2,359	3,593		4,606
Asset Management Fees- the Advisor	5,981	3,845	11,609	7,306	774		1,135
Other- the Advisor (2)	1,112	1,497	3,195	866	1,023		1,528
Performance Participation Allocation- the Advisor (3)	11,765	5,249	22,296	7,483	22,296		24,790
Property Management Fees- Hines and its affiliates	1,118	749	2,205	1,393	319		149
Development and Construction Management Fees- Hines and its affiliates	591	229	981	276	618		703
Leasing Fees- Hines and its affiliates	165	382	1,087	795	714		457
Expense Reimbursement- Hines and its affiliates (with respect to management and operations of the Company's properties) (4)	2,829	2,050	5,823	4,175	(5,120)	(5)	(856)
Total	$39,194	$20,825	$75,071	$32,608	$77,449		$69,430
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
(4)Includes amounts with respect to the management and operation of the Company’s properties. These amounts are generally reimbursed to Hines and its affiliates during the month following the period in which they are incurred. Reimbursement of third party costs are not included in the incurred amounts.
(5)As of June 30, 2022, the balance included $6.4 million in receivables related to rents collected by the Hines-affiliated property managers at the international student housing properties and UK industrial properties, which were being held in the property manager controlled bank accounts.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of June 30, 2022 and 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2022	Investments in real estate-related securities	$101,627	$101,627	$—	$—
December 31, 2021	Investments in real estate-related securities	$74,256	$74,256	$—	$—

Financial Instruments Fair Value Disclosures

As of June 30, 2022, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $1.2 billion, was $1.2 billion. As of December 31, 2021, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $1.3 billion, was $1.3 billion. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

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

Management evaluates the operating performance of each of its real estate properties at an individual investment level and considers each investment to be an operating segment. The Company has aggregated its operating segments into five reportable segments: office investments, industrial investments, residential/living investments, retail investments, and other investments. This aggregation represents a change in presentation from the prior year, and now no longer includes the additional bifurcation based on geography. Information presented for the three and six months ended June 30, 2021 is presented consistent with current year reportable segment aggregation.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Office investments	$13,641	$6,129	$25,099	$10,020
Industrial investments	23,793	19,644	49,485	38,677
Residential/Living investments	9,864	7,855	20,879	15,793
Retail investments	7,184	6,353	13,883	12,994
Other investments	4,806	1,410	9,113	2,199
Total revenues	$59,288	$41,391	$118,459	$79,683

For the three and six months ended June 30, 2022 and 2021, the Company’s total revenues were attributable to the following countries:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenues
United States	68%	60%	66%	58%
The Netherlands	16%	19%	17%	20%
United Kingdom	9%	12%	9%	13%
Poland	2%	4%	3%	4%
Spain	2%	3%	2%	3%
Czech Republic	2%	—%	2%	—%
Germany	1%	2%	1%	2%

For the three and six months ended June 30, 2022 and 2021, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues in excess of property expenses (1)
Office investments	$8,663	$3,805	$15,514	$6,072
Industrial investments	15,912	13,391	33,024	25,827
Residential/Living investments	5,574	3,114	11,199	7,361
Retail investments	4,111	3,529	7,763	7,004
Other investments	3,631	1,110	6,788	1,716
Total revenues in excess of property expenses	$37,891	$24,949	$74,288	$47,980

(1)Revenues less property operating expenses, real property taxes and property management fees.

As of June 30, 2022 and December 31, 2021, the Company’s total assets by segment were as follows (in thousands):

	June 30, 2022	December 31, 2021
Assets
Office investments	$637,539	$412,359
Industrial investments	1,041,100	1,022,522
Residential/Living investments	494,313	568,151
Retail investments	376,298	290,820
Other investments	207,901	176,772
Corporate-level accounts	413,536	234,297
Total assets	$3,170,687	$2,704,921

As of June 30, 2022 and December 31, 2021, the Company’s total assets were attributable to the following countries:

	June 30, 2022	December 31, 2021
Total assets
United States	74%	69%
United Kingdom	10%	12%
The Netherlands	9%	11%
Poland	2%	2%
Germany	1%	2%
Czech Republic	1%	2%
Ireland	1%	1%
Spain	2%	1%

For the three and six months ended June 30, 2022 and 2021 the Company’s reconciliation of the Company’s revenues in excess of property expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reconciliation to revenues in excess of property expenses
Net income (loss)	$(33,063)	$(11,694)	$(31,907)	$(17,412)
Depreciation and amortization	27,364	24,916	54,590	44,943
Asset management fees	5,981	3,845	11,609	7,306
Performance participation allocation	11,765	5,249	22,296	7,483
General and administrative expenses	1,663	1,445	3,256	2,810
(Gain) loss on derivative instruments	(3,005)	185	(5,792)	276
(Gain) loss on investments in real estate-related securities	17,532	(5,750)	20,126	(9,089)
Gain on sale of real estate	(26)	(1,402)	(21,022)	(1,440)
Foreign currency (gains) losses	1,875	(1,397)	3,469	(367)
Interest expense	8,485	6,370	15,492	11,748
Other income and expenses	(1,231)	(455)	(1,832)	(961)
(Benefit) provision for income taxes	551	3,637	2,272	2,683
Provision for income taxes related to sale of real estate	—	—	1,731	—
Total revenues in excess of property expenses	$37,891	$24,949	$74,288	$47,980

10. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$13,152	$10,191
Cash paid for income taxes	$1,023	$781
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$10,182	$5,971
Distributions reinvested	$26,549	$16,314
Shares tendered for redemption	$4,629	$1,846
Non-cash net liabilities (assets) assumed	$16,607	$9,813
Offering costs payable to the Advisor	$2,964	$2,359
Distribution and stockholder servicing fees payable to the Dealer Manager	$20,197	$5,977
Accrued capital additions	$7,334	$3,615
Accrued acquisition costs	$1,934	$228

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

12. SUBSEQUENT EVENTS

Nashville Self Storage Portfolio

In July 2022, the Company acquired Nashville Self Storage Portfolio, a climate-controlled self storage portfolio located in the greater Nashville, Tennessee area. The net purchase price was approximately $102.0 million, exclusive of transaction costs and closing prorations. The portfolio contains approximately 341,000 square feet of net rentable storage space that is 92% leased.

Fresh Park Venlo 3813

In July 2022, the Company acquired an additional building at Fresh Park Venlo, the industrial property located in Venlo, Netherlands, that the Company previously acquired in October 2018. The net purchase price for the additional building, Fresh Park Venlo 3813, was approximately €8.5 million (approximately $8.7 million assuming a rate of 1.02 per Euro as of the acquisition date), exclusive of transaction costs and closing prorations. The additional building contains approximately 140,000 square feet of net rentable area that is 100% leased.

200 Park Place

In July 2022, the Company acquired 200 Park Place, an office building located in Houston, Texas. The net purchase price was approximately $145.0 million, exclusive of transaction costs and closing prorations. The property contains approximately 206,000 square feet of net rentable area that is 100% leased.

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

Overview

Hines Global is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global is sponsored by Hines, a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 65 years. The Company has elected to be taxed as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

We raise capital for our investments through public offerings of our common stock. We intend to conduct a continuous public offering with unlimited duration by registering a series of consecutive public offerings with the SEC. We launched our third public offering of up to $2.5 billion in shares of common stock on June 2, 2021. We have raised $2.5 billion from the sale of 242.5 million shares through our public offerings as of August 12, 2022, including shares issued pursuant to our distribution reinvestment plan.

Summary of 2022 Activities

Presented below are highlights of our activities during the six months ended June 30, 2022:
Operating
•For the six months ended June 30, 2022 we raised $628.2 million of gross proceeds from the sale of common stock through our public offerings, including shares issued pursuant to our distribution reinvestment plan.
•For the six months ended June 30, 2022 we declared distributions of $53.9 million. Our gross annualized distribution rate has remained at $0.625 per share since January 2019.
•The total return for the six months ended June 30, 2022 was 7.72% (15.44% annualized) for Class I shares. Total return is calculated as the change in NAV per share during the respective period, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares. Refer to “Performance Summary of Share Classes” below for a more comprehensive summary of the performance of all our share classes.
Investments
•During the six months ended June 30, 2022, we acquired six additional investment properties as well as additions to two of our existing investment properties. These acquisitions comprise 1.4 million square feet for an aggregate net purchase price of $425.5 million. See Note 3—Investment Property for additional information regarding our acquisitions during the six months ended June 30, 2022.
•We sold Royal Mail, a UK logistics property, and Venue Museum District, a domestic multifamily property, in March 2022 for aggregate sales proceeds of $120.2 million. Both sales were transacted as like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchanges”) in order to defer the taxable gains on the sales. See Note 3—Investment Property for additional information regarding our dispositions during the six months ended June 30, 2022.
Financing
•Our leverage ratio decreased from 42% as of December 31, 2021, to 33% as of June 30, 2022, resulting primarily from the usage of offering proceeds to fund our recent acquisition activity. We expect our leverage percentage to increase as we continue to acquire investment properties.

Our Real Estate Portfolio

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of June 30, 2022, we owned interests in 35 real estate investments consisting of 15.0 million square feet of leasable space that was 96% leased. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of June 30, 2022 (“Estimated Values”), which are consistent with the values used to determine our net asset value (“NAV”) per share on that date.

The following charts depict the location of our real estate investments as of June 30, 2022. Approximately 65% of our portfolio is located throughout the United States and approximately 35% is located internationally, based on the Estimated Values.

The following table provides additional information regarding each of our properties and is presented as of June 30, 2022 except as described in the footnotes below.

Property	Location	Date Acquired	Leasable Square Feet	Percent Leased
Office Investments
Cottonwood Corporate Center	Salt Lake City, Utah	7/2016	483,073	87%
1015 Half Street	Washington D.C.	5/2021	396,344	96%
Waypoint	Torrance, California	12/2021	146,477	95%
Liberty Station	San Diego, California	1/2022	187,114	96%
1315 N. North Branch	Chicago, Illinois	2/2022	108,267	100%
Total Office			1,321,275	93%

Industrial Investments
Domestic Industrial
Advanced Manufacturing Portfolio	Santa Clara, California	8/2020	417,392	100%
6000 Schertz	Schertz, Texas	12/2020	1,262,294	100%
900 Patrol Road	Jeffersonville, Indiana	5/2021	1,015,740	100%
Miramar Activity Business Center	Miramar, California	6/2021	163,764	97%
Total Domestic Industrial			2,859,190	100%

Central Europe Industrial
Fresh Park Venlo	Venlo, Netherlands	10/2018	2,938,515	98%
Maintal Logistics	Frankfurt, Germany	12/2018	394,975	43%
ABC Westland	The Hague, Netherlands	5/2019	1,555,741	97%
Gdańsk PL II	Gdańsk, Poland	9/2019	346,996	100%
Łódź Urban Logistics	Łódź, Poland	9/2019	389,229	100%
Madrid Airport Complex	Madrid, Spain	6/2020	467,013	100%
Eastgate Park	Prague, Czech Republic	10/2021	420,888	99%
Total Central Europe Industrial			6,513,357	95%

U.K. Industrial
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	11/2019	145,452	100%
DSG Bristol	Bristol, United Kingdom	11/2019	269,089	100%
Wakefield Logistics	Wakefield, United Kingdom	7/2020	207,115	100%
5100 Cross Point	Coventry, United Kingdom	12/2020	146,652	100%
Central City Coventry	Coventry, United Kingdom	3/2022	399,124	100%
Total U.K. Industrial			1,167,432	100%
Total Industrial			10,539,979	97%

Residential/Living Investments
Domestic Residential/Living
The Alloy	College Park, Maryland	11/2019	230,362	88%
The Emerson	Centreville, Virginia	1/2020	328,341	97%
Center Place	Providence, Rhode Island	12/2021	242,351	94%
Total Domestic Residential/Living			801,054	93%

International Residential/Living
Montrose Student Residences	Dublin, Ireland	3/2017	53,861	97%	(1)(2)
Queen’s Court Student Residences	Reading, United Kingdom	10/2017	79,115	84%	(2)
Glasgow West End	Glasgow, United Kingdom	9/2019	112,957	99%	(2)
Total International Residential/Living			245,933	94%
Total Residential/Living			1,046,987	94%

Retail Investments
Rookwood	Cincinnati, Ohio	1/2017	596,171	92%
Promenade Shops at Briargate	Colorado Springs, Colorado	9/2019	239,028	96%
Waverly Place	Cary, North Carolina	6/2022	207,640	92%
Total Retail			1,042,839	93%

Other Investments
5301 Patrick Henry	Santa Clara, California	2/2021	129,199	100%
Bradley Business Center	Chicago, Illinois	11/2021	470,871	98%
WGN Studios	Chicago, Illinois	11/2021	131,515	100%
Burbank Media Studios	Burbank, California	2/2022	85,285	100%
Wells Fargo Center	Hillsboro, Oregon	4/2022	212,363	100%
Total Other			1,029,233	99%

Total for All Investments			14,980,313	96%

(1)In August 2020, we proactively closed the residential accommodations at Montrose, our student housing property located in Ireland, in order to more efficiently perform renovations including the replacement of certain building safety equipment systems. During the first half of 2021, we expanded the scope of the overall renovation beyond what was originally planned for the project. We currently estimate the total renovation cost to be approximately $26.0 million to $28.0 million, and expect the renovation to be completed in time for the commencement of the 2022/2023 school year. As a result of this closure, we expect a reduction of revenues in excess of property expenses of approximately $3.0 million to $4.0 million compared to prior years.

(2)Represents the average projected occupancy for these projects over the 2022/2023 academic year based on leases signed to date. Leases at student housing properties are signed in advance of an academic year and units in our student housing properties are considered occupied if we have a signed lease for the unit for the academic year and have not issued a refund for the unit even if the property is not physically occupied.

NAV and Distributions

We began determining a net asset value (“NAV”) per share on a monthly basis in January 2018. Since that time, our NAV per share increased from $9.78 in the beginning of 2018 to $11.29 as of June 30, 2022. As illustrated in the chart below, the NAV per share fell to a low of $9.71 as of April 30, 2020, driven primarily by the adverse impact on global commercial activity and volatility in financial markets caused by the Coronavirus pandemic, which affected the performance and value of our investment properties during that time. Set forth below is additional historical information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).

1.Please see our Current Report on Form 8-K filed with the SEC on July 15, 2022 for additional information concerning the methodology used to determine, and the limitations of, the NAV per share as of June 30, 2022. Please see our Annual Reports on Form 10-K for the years ended December 31, 2021 as well as our Current Reports on Form 8-K for additional information concerning the NAV per share determined as of prior dates.
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
The table below discloses the total returns for the classes of shares that are available for investment:

As of June 30, 2022
Shares Class (1)	1-Year	3-Year	ITD
Class I Shares (2)	16.73%	10.11%	9.97%
Class D Shares (2)	16.45%	9.84%	9.70%
Class S Shares (No Sales Load) (3)	15.75%	9.08%	8.92%
Class S Shares (With Sales Load) (4)	11.72%	7.78%	8.07%
Class T Shares (No Sales Load) (3)	15.59%	9.03%	8.89%
Class T Shares (With Sales Load) (4)	11.57%	7.74%	8.03%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment:

As of June 30, 2022
Shares Class (1)	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	16.73%	10.11%	9.71%	9.60%
Class AX Shares (With Sales Load)	N/A	N/A	7.59%	7.99%
Class TX Shares (No Sales Load)	15.59%	9.03%	8.62%	9.02%
Class TX Shares (With Sales Load)	N/A	N/A	7.72%	8.10%
Class IX Shares (No Sales Load)	16.45%	9.84%	9.44%	9.33%
Class IX Shares (With Sales Load)	N/A	N/A	9.26%	9.16%
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

As of June 30, 2022 our portfolio was approximately 33% leveraged, based on the Estimated Values of our real estate investments owned as of that date, with a weighted average interest rate of 2.71%. Our leverage percentage has decreased from 42% as of December 31, 2021, resulting primarily from the usage of offering proceeds to fund our recent acquisition activity. We expect our leverage percentage to increase as we continue to acquire investment properties. We generally expect our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions and redemptions.

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

Cash flows from operating activities for the six months ended June 30, 2022 decreased by $30.2 million as compared to the same period in the prior year. Generally, we expect cash flows from operating activities to increase each year as we continue to acquire additional properties. However, the decrease is primarily the result of the $24.8 million performance participation allocation paid to our Advisor during the first quarter of 2022 compared to no performance participation allocation payment to our Advisor in 2021, as well as an increase in costs associated with leasing activities, including tenant inducement payouts, during the six months ended June 30, 2022 as compared to the same period in the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2022 and from investing activities for the six months ended June 30, 2021 were primarily due to the following:

Six months ended June 30, 2022
•Payments of $415.0 million, primarily related to the acquisitions of six investment properties, the remaining buildings at one of the Company’s existing investment properties, and an undeveloped land parcel adjacent to another of the Company’s existing investment properties.
•Capital expenditures of approximately $22.4 million at our investment properties.
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
•Payments of $74.6 million to purchase real estate-related securities, including $46.0 million of additional offering proceeds invested into our real estate-related securities portfolio. We also received proceeds of $27.1 million from the sales of these securities.

Six months ended June 30, 2021
•Payments of $436.8 million, primarily related to the acquisition of four real estate investments.
•Capital expenditures of approximately $5.6 million at our investment properties.
•Payments of $32.3 million to purchase real estate-related securities, including $5.0 million of additional offering proceeds invested into our real estate-related securities portfolio. We also received proceeds of $27.3 million from the sales of these securities.

Cash Flows from Financing Activities

Public Offerings

We raised gross proceeds of $601.5 million and $223.9 million from our public offerings during the six months ended June 30, 2022 and 2021, respectively, excluding proceeds from the distribution reinvestment plan. Our offering was more widely distributed during the six months ended June 30, 2022, which resulted in the increase in gross proceeds. In addition, during the six months ended June 30, 2022 and 2021, we redeemed $20.5 million and $26.6 million in shares of our common stock pursuant to our share redemption program, respectively. Total redemptions for the three months ended June 30, 2022 represented approximately 0.55% of our NAV as of March 31, 2022, which is well below our 5% quarterly limitation.

In addition to the investing activities described previously, we use proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the six months ended June 30, 2022 and 2021, we made payments of $8.6 million and $5.0 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our public offerings. The change in these fees is generally attributable to the amount of offering proceeds raised, but is also impacted by variations in the amount of each share class sold during the year. During the six months ended June 30, 2022 and 2021, we reimbursed our Advisor $4.0 million and $3.1 million, respectively, for organization and offering costs.

Distributions

With the authorization of our board of directors, we declared distributions monthly from January 2021 through August 2022 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders during the six months ended June 30, 2022 and 2021 were $51.2 million and $31.8 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the six months ended June 30, 2022 and June 30, 2021, we funded 95% and 73% of total distributions with cash flows from investing activities, respectively, which include proceeds from the sale of real estate.

The following table outlines our total distributions declared to stockholders for each quarter during 2022 and 2021, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	Stockholders			Distributions Paid With Cash Flows From Operating Activities (1)
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2022
June 30, 2022	$14,087	$15,096	$29,183	$2,791	10%
March 31, 2022	11,891	12,862	24,753	—	—%
Total	$25,978	$27,958	$53,936	$2,791	5%
2021
December 31, 2021	$10,256	$11,133	$21,389	$15,512	73%
September 30, 2021	9,078	10,005	19,083	19,083	100%
June 30, 2021	8,378	8,915	17,293	3,583	21%
March 31, 2021	7,615	7,978	15,593	5,215	33%
Total	$35,327	$38,031	$73,358	$43,393	59%
(1)Includes distributions paid to noncontrolling interests.

Debt Financings

As mentioned above under “—Financial Condition, Liquidity and Capital Resources,” our portfolio was approximately 33% leveraged as of June 30, 2022 (based on the most recent valuations of our real estate investments). Our total loan principal outstanding had a weighted average interest rate of 2.71% as of June 30, 2022. Below is additional information regarding our loan activity for the six months ended June 30, 2022 and 2021. See Note 4—Debt Financing for additional information regarding our outstanding debt and our interest rate exposure.

Six months ended June 30, 2022
•We received proceeds from notes payable of $41.3 million, which primarily consists of $30.5 million in new permanent mortgage financing secured by Madrid Airport Complex following the repayment and extinguishment of its original mortgage financing, as well as $9.4 million from a principal upsize as a result of the debt modification of the permanent mortgage financing secured by Glasgow West End.
•We made payments on notes payable of $36.9 million, which consisted of $21.1 million to pay off the outstanding balance of our secured debt relating to Royal Mail, which was sold in March 2022, $12.9 million to pay off the outstanding balance of our original secured debt relating to Madrid Airport Complex, and principal payments relating to our permanent mortgage financing.
•We made payments of $1.8 million in financing costs primarily related to our permanent mortgage financing secured by Madrid Airport Complex.

Six months ended June 30, 2021
•We received proceeds from notes payable of $376.5 million, which comprised primarily of $253.0 million in draws on our Revolving Credit Facility and $108 million from a bridge loan with JPMorgan. These proceeds were used primarily to provide cash for the four acquisitions during the period.
•We made payments on notes payable of $107.4 million, which included $105.0 million in payments on our Revolving Credit Facility as well as principal payments of $2.4 million relating to our permanent mortgage financing. Our Revolving Credit Facility had an outstanding balance of $388.0 million as of June 30, 2021.

Results of Operations

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

The table below includes information regarding changes in our results of operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in 2022 compared to 2021 as a result of additional capital raised and invested in real estate, as offset by recent property dispositions. All amounts are in thousands, except for percentages:

	Three Months Ended June 30,		Change
	2022	2021	$	%
Revenues:
Rental revenue	$57,858	$40,424	$17,434	43%
Other revenue	1,430	967	463	48%
Total revenues	59,288	41,391	17,897	43%
Expenses:
Property operating expenses	12,512	10,239	2,273	22%
Real property taxes	7,143	4,777	2,366	50%
Property management fees	1,742	1,426	316	22%
Depreciation and amortization	27,364	24,916	2,448	10%
Asset management fees	5,981	3,845	2,136	56%
Performance participation allocation	11,765	5,249	6,516	124%
General and administrative expenses	1,663	1,445	218	15%
Total expenses	68,170	51,897	16,273	31%
Other income (expenses):
Gain (loss) on derivative instruments	3,005	(185)	3,190	N/A*
Gain (loss) on investments in real estate-related securities	(17,532)	5,750	(23,282)	N/A*
Gain on sale of real estate	26	1,402	(1,376)	N/A*
Foreign currency gains (losses)	(1,875)	1,397	(3,272)	(234)%
Interest expense	(8,485)	(6,370)	(2,115)	33%
Other income and expenses	1,231	455	776	171%
Income (loss) before benefit (provision) for income taxes	(32,512)	(8,057)	(24,455)	N/A*
Benefit (provision) for income taxes	(551)	(3,637)	3,086	(85)%
Net income (loss)	$(33,063)	$(11,694)	$(21,369)	183%
* Not a meaningful percentage

Total revenues: The increase in total revenues is primarily due to the additional real estate investments acquired between June 30, 2021 and June 30, 2022. We had a portfolio of 35 real estate investments as of June 30, 2022 that contained 15.0 million leasable square feet, of which 96% was leased. Additionally, total revenues of our same-store properties increased by $1.3 million for the three months ended June 30, 2022 compared to the same period in 2021. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our portfolio.
Property operating expenses: The increase in property operating expenses is primarily due to our significant acquisition activity since June 30, 2021. Property operating expenses of our same-store properties decreased by $0.6 million for the three months ended June 30, 2022 compared to the same period in 2021. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our portfolio.
Real property taxes: The increase in real property taxes is primarily due to our significant acquisition activity since June 30, 2021.
Property management fees: The increase in property management fees is primarily due to our significant acquisition activity since June 30, 2021.
Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to the additional real estate investments acquired since June 30, 2021.
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV. The increase in these fees is primarily due to the additional real estate investments made since June 30, 2021.
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
Gain (loss) on derivative instruments: We enter into interest rate hedging instruments in order to limit our exposure against the variability of future interest rates on our variable interest rate borrowings and enter into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. During the three months ended June 30, 2022, such gains were primarily related to the position of our interest rate hedging instruments as a result of rising reference rates during the period.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities which consist of common equities, preferred equities and debt investments of publicly traded REITs.  These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. The performance of traded real estate-related securities during the three months ended June 30, 2022 was adversely impacted by concerns about inflation, rising interest rates and Russia’s invasion of Ukraine. The gains recorded during the prior year were primarily due to the stock market recovery that followed the stock market decline during the first half of 2020 related to the Coronavirus pandemic. For further detail on the gains and losses relating to our investments in real estate-related securities, see Note 2—Significant Accounting Policies in the notes to the accompanying financial statements.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the three months ended June 30, 2022, these losses were primarily related to the effect of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense primarily increased due to additional indebtedness outstanding during the period resulting from additional real estate investments acquired since June 30, 2021, as well as increasing interest rates on our variable-rate loans. At June 30, 2022, we had $1.0 billion of variable-rate debt outstanding that had a weighted average interest rate of 2.64%, compared to $943.6 million of variable-rate debt outstanding as of June 30, 2021 that had a weighted average interest rate of 1.74%. Our portfolio was 33% leveraged at June 30, 2022 compared to 47% at June 30, 2021.
Other income and expenses: Primarily relates to interest and dividend income associated with our investments in real estate-related securities. The increase is primarily due to additional investments in real estate-related securities made in the past year. As of June 30, 2022, we had invested $102.0 million of cash into our securities portfolio, compared to $53.0 million as of June 30, 2021.

Benefit (provision) for income taxes: The $3.1 million decrease in tax provision is primarily a result of recording $3.9 million of tax expense during the three months ended June 30, 2021 to correct the deferred tax asset and related valuation allowance at one of our properties.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the three months ended June 30, 2022 includes 21 properties. The tables below include additional information regarding the operating results of our same-store properties for the current period as compared to the same period in the prior year.

The following table presents revenues for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, by reportable segment. In total, revenues increased by $17.9 million. $18.5 million of this increase is due to the acquisition of additional properties between June 30, 2021 and June 30, 2022, as offset by the dispositions of two properties during the same period. Additionally, revenues of our same-store properties increased by $1.3 million. See below for additional explanations of notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Three Months Ended June 30,		Change
	2022	2021	$		%
Revenues
Same-store properties
Office investments	$2,710	$3,722	$(1,012)	(1)	(27)%
Industrial investments	18,854	18,245	609		3%
Residential/Living investments	7,570	6,452	1,118	(2)	17%
Retail investments	6,925	6,353	572		9%
Other investments	1,439	1,410	29		2%
Total same-store properties	$37,498	$36,182	$1,316		4%
Recent acquisitions	21,790	3,265	18,525		N/A*
Disposed properties	—	1,944	(1,944)		N/A*
Total revenues	$59,288	$41,391	$17,897		43%
* Not a meaningful percentage

(1)The decrease is primarily due to the lease expiration of the major tenant at Cottonwood on September 30, 2021 without renewal. We have signed a lease with a new tenant for the vacant space, though occupancy is not scheduled until the first quarter of 2023.
(2)The increase is primarily due to increased occupancy at our student housing properties for the 2021/2022 school year, where in-campus learning has resumed, as well as at one of our domestic residential/living properties. Additionally, rental rates for the 2021/2022 school year increased at one of our student housing properties compared to the prior year, as well as for new leases at one of our domestic residential/living properties compared to the prior year. Increases in revenue at our foreign student housing properties are offset by the impact of the weakening of the Euro and British pound against the U.S. dollar during the three months ended June 30, 2022 compared with the same period in 2021.

The following table presents the property expenses of each reportable segment for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. Generally, property expenses increased as a result of the acquisition of additional properties throughout 2021 and during the three months ended June 30, 2022, as offset by the dispositions of two properties during the same period. Property expenses of our same-store properties have decreased. See below for additional explanations of notable changes in same-store property expenses. All amounts are in thousands, except for percentages.

	Three Months Ended June 30,		Change
	2022	2021	$		%
Property expenses(1)
Same-store properties
Office investments	$1,362	$1,448	$(86)		(6)%
Industrial investments	6,609	6,023	586	(2)	10%
Residential/Living investments	3,064	4,111	(1,047)	(3)	(25)%
Retail investments	2,957	2,825	132		5%
Other investments	269	300	(31)		(10)%
Total same-store properties	$14,261	$14,707	$(446)		(3)%
Recent acquisitions	7,136	1,033	6,103		N/A*
Disposed properties	—	702	(702)		N/A*
Total property expenses	$21,397	$16,442	$4,955		30%
* Not a meaningful percentage

(1)Property expenses include property operating expenses, real property taxes and property management fees.
(2)The increase is primarily a result of increasing energy and utility costs at certain of our central European industrial properties, offset by the impact of the weakening of the Euro, British pound and Polish zloty against the U.S. dollar during the three months ended June 30, 2022 compared with the same period in 2021.
(3)The decrease is primarily due to the demolition costs incurred during the previous year for the renovations at the Montrose property.

The following table presents revenues in excess of property expenses for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, by reportable segment. Total revenues in excess of property expenses increased primarily as a result of our significant recent acquisition activity. Total revenues in excess of property expenses of our same-store properties increased by 8%. See above for additional explanations of notable changes in same-store revenues in excess of expenses. All amounts below are in thousands, except for percentages.

	Three Months Ended June 30,		Change
	2022	2021	$		%
Revenues in excess of property expenses(1)
Same-store properties
Office investments	$1,348	$2,274	$(926)	(2)	(41)%
Industrial investments	12,245	12,222	23	(2)	—%
Residential/Living investments	4,506	2,341	2,165	(2)	92%
Retail investments	3,968	3,528	440		12%
Other investments	1,170	1,110	60		5%
Total same-store properties	$23,237	$21,475	$1,762		8%
Recent acquisitions	14,654	2,232	12,422		N/A*
Disposed properties	—	1,242	(1,242)		N/A*
Total revenues in excess of property expenses	$37,891	$24,949	$12,942		52%
* Not a meaningful percentage

(1)Revenues in excess of property expenses include total revenues less property operating expenses, real property taxes and property management fees.
(2)Please refer to the tables above for explanations regarding these changes.

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

The table below includes information regarding changes in our results of operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, including explanations of significant changes and any significant or unusual activity. As described more completely below, most amounts increased in 2022 compared to 2021 as a result of additional capital raised and invested in real estate, as offset by property dispositions. All amounts are in thousands, except for percentages:

	Six Months Ended June 30,		Change
	2022	2021	$	%
Revenues:
Rental revenue	$115,481	$77,900	$37,581	48%
Other revenue	2,978	1,783	1,195	67%
Total revenues	118,459	79,683	38,776	49%
Expenses:
Property operating expenses	26,626	19,613	7,013	36%
Real property taxes	14,045	9,180	4,865	53%
Property management fees	3,500	2,910	590	20%
Depreciation and amortization	54,590	44,943	9,647	21%
Asset management fees	11,609	7,306	4,303	59%
Performance participation allocation	22,296	7,483	14,813	198%
General and administrative expenses	3,256	2,810	446	16%
Total expenses	135,922	94,245	41,677	44%
Other income (expenses):
Gain (loss) on derivative instruments	5,792	(276)	6,068	N/A*
Gain (loss) on investments in real estate-related securities	(20,126)	9,089	(29,215)	N/A*
Gain on sale of real estate	21,022	1,440	19,582	N/A*
Foreign currency gains (losses)	(3,469)	367	(3,836)	N/A*
Interest expense	(15,492)	(11,748)	(3,744)	32%
Interest and other income	1,832	961	871	91%
Income (loss) before benefit (provision) for income taxes	(27,904)	(14,729)	(13,175)	89%
Benefit (provision) for income taxes	(2,272)	(2,683)	411	(15)%
Provision for income taxes related to sale of real estate	(1,731)	—	(1,731)	N/A*
Net income (loss)	$(31,907)	$(17,412)	$(14,495)	83%
* Not a meaningful percentage
Total revenues: The increase in total revenues is primarily due to the additional real estate investments acquired since June 30, 2021. We had a portfolio of 35 real estate investments as of June 30, 2022 that contained 15.0 million leasable square feet, of which 96% was leased. Total revenues of our same-store properties increased by $4.3 million for the six months ended June 30, 2022 compared to the same period in 2021. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our portfolio.
Property operating expenses: The increase in property operating expenses is primarily due to our significant acquisition activity since June 30, 2021. Property operating expenses of our same-store properties increased by $0.5 million for the six months ended June 30, 2022 compared to the same period in 2021. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our portfolio.
Real property taxes: The increase in real property taxes is primarily due to our significant acquisition activity since June 30, 2021.
Property management fees: The increase in property management fees is primarily due to our significant acquisition activity since June 30, 2021.

Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to the additional real estate investments acquired since June 30, 2021, offset by dispositions of two real estate investments during 2022.
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV. The increase in these fees is primarily due to the additional real estate investments made since June 30, 2021.
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
Gain (loss) on derivative instruments: We enter into interest rate hedging instruments in order to limit our exposure against the variability of future interest rates on our variable interest rate borrowings and enter into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. During the six months ended June 30, 2022, such gains were primarily related to the position of our interest rate hedging instruments as a result of rising reference rates during the period.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities which consist of common equities, preferred equities and debt investments of publicly traded REITs.  These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. The performance of traded real estate-related securities during the six months ended June 30, 2022 was adversely impacted by concerns about inflation, rising interest rates and Russia’s invasion of Ukraine. The gains recorded during the prior year were primarily due to the stock market recovery that followed the stock market decline during the first half of 2020 related to the Coronavirus pandemic. For further detail on the gains and losses relating to our investments in real estate-related securities, see Note 2—Significant Accounting Policies in the notes to the accompanying financial statements.
Gain on sale of real estate: We acquired Royal Mail in December 2019 for a contract purchase price of £25.4 million (approximately $33.4 million assuming a rate of $1.31 per GBP as of the acquisition date) and we sold Royal Mail in March 2022 for a contract sales price of £34.7 million (approximately $46.5 million assuming a rate of $1.34 per GBP as of the date of transaction), resulting in the recognition of a gain of $12.1 million related to this sale. Additionally, we acquired Venue Museum District in September 2018 for a contract purchase price of $72.9 million and we sold Venue Museum District in March 2022 for a contract price of $76.0 million, resulting in the recognition of a gain of $9.9 million related to this sale. We had no property dispositions during the six months ended June 30, 2021.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the six months ended June 30, 2022, these losses were primarily related to the effect of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense primarily increased due to additional indebtedness outstanding during the period resulting from additional real estate investments acquired since June 30, 2021, as well as increasing interest rates on our variable-rate loans. At June 30, 2022, we had $1.0 billion of variable-rate debt outstanding that had a weighted average interest rate of 2.64%, compared to $943.6 million of variable-rate debt outstanding as of June 30, 2021 that had a weighted average interest rate of 1.74%. Our portfolio was 33% leveraged at June 30, 2022 compared to 47% at June 30, 2021.
Other income and expenses: Primarily relates to interest and dividend income associated with our investments in real estate-related securities. The increase is primarily due to additional investments in real estate-related securities made in the past year. As of June 30, 2022, we had invested $102.0 million of cash into our securities portfolio, compared to $53.0 million as of June 30, 2021.
Provision for income taxes related to sale of real estate: We incurred $1.7 million in international jurisdiction income tax during the six months ended June 30, 2022 as a result of the sale of Royal Mail during March 2022.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the six months ended June 30, 2022 includes 20 properties. The tables below include additional information regarding the operating results of our same-store properties for the current period as compared to the same period in the prior year.

The following table presents the same-store revenues for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, by reportable segment. Total revenues increased by $38.8 million. $36.8 million of this increase is a result of additional property acquisitions made since the beginning of 2021, as offset by the dispositions of two properties during the same period. The remaining $4.3 million increase is related to our same-store properties. See below for additional explanations of notable changes in same-store revenues. All amounts below are in thousands, except for percentages.

	Six Months Ended June 30,		Change
	2022	2021	$		%
Revenues
Same-store properties
Office investments	$5,487	$7,611	$(2,124)	(1)	(28)%
Industrial investments	40,227	36,734	3,493	(2)	10%
Residential/Living investments	15,273	12,968	2,305	(3)	18%
Retail investments	13,624	12,994	630		5%
Total same-store properties	$74,611	$70,307	$4,304		6%
Recent acquisitions	42,265	5,465	36,800		N/A*
Disposed properties	1,583	3,911	(2,328)		N/A*
Total revenues	$118,459	$79,683	$38,776		49%
* Not a meaningful percentage

(1)The decrease is primarily due to the lease expiration of the major tenant at Cottonwood on September 30, 2021 without renewal. We have signed a lease with a new tenant for the vacant space, though occupancy is not scheduled until the first quarter of 2023.
(2)The increase is primarily due to a termination fee in relation to a significant tenant at one of our central European industrial properties.
(3)The increase is primarily due to increased occupancy at our student housing properties for the 2021/2022 school year, where in-campus learning has resumed, as well as at one of our domestic residential/living properties. Additionally, rental rates for the 2021/2022 school year increased at one of our student housing properties compared to the prior year, as well as for new leases at one of our domestic residential/living properties compared to the prior year. Increases in revenue at our foreign student housing properties are offset by the impact of the weakening of the Euro and British pound against the U.S. dollar during the six months ended June 30, 2022 compared with the same period in 2021.

The following table presents the property expenses of each reportable segment for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. Generally, property expenses increased as a result of the acquisition of additional properties made since the beginning of 2021, as offset by the dispositions of two properties during the same period. Property expenses of our same-store properties also increased. See below for additional explanations of notable changes in same-store property expenses. All amounts are in thousands, except for percentages.

	Six Months Ended June 30,		Change
	2022	2021	$		%
Property expenses(1)
Same-store properties
Office investments	$2,766	$2,860	$(94)		(3)%
Industrial investments	13,862	12,575	1,287	(2)	10%
Residential/Living investments	6,193	6,792	(599)		(9)%
Retail investments	6,002	5,990	12		—%
Total same-store properties	$28,823	$28,217	$606		2%
Recent acquisitions	13,953	1,519	12,434		N/A*
Disposed properties	1,395	1,967	(572)		N/A*
Total property expenses	$44,171	$31,703	$12,468		39%
* Not a meaningful percentage

(1)Property expenses include property operating expenses, real property taxes and property management fees.
(2)The increase is primarily a result of increasing energy and utility costs at certain of our central European industrial properties offset by the impact of the weakening of the Euro and British pound against the U.S. dollar during the six months ended June 30, 2022 compared with the same period in 2021.

The following table presents revenues in excess of property expenses for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, by reportable segment. Total revenues in excess of property expenses increased primarily as a result of our significant recent acquisition activity. Total revenues in excess of property expenses of our same-store properties increased by 9%. See below for additional explanations of notable changes in same-store property revenues in excess of expenses. All amounts below are in thousands, except for percentages.

	Six Months Ended June 30,		Change
	2022	2021	$		%
Revenues in excess of property expenses(1)
Same-store properties
Office investments	$2,721	$4,751	$(2,030)	(2)	(43)%
Industrial investments	26,365	24,159	2,206	(2)	9%
Residential/Living investments	9,080	6,176	2,904	(2)	47%
Retail investments	7,622	7,004	618		9%
Total same-store properties	$45,788	$42,090	$3,698		9%
Recent acquisitions	28,312	3,946	24,366		N/A*
Disposed properties	188	1,944	(1,756)		(90)%
Total revenues in excess of property expenses	$74,288	$47,980	$26,308		55%
* Not a meaningful percentage

(1)Revenues in excess of property expenses include total revenues less property operating expenses, real property taxes and property management fees.
(2)Please refer to the tables above for explanations regarding these changes.

Operating Expense Limitation

Generally, we are prohibited by our charter from incurring total operating expenses which, at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2.0% of our average invested assets, or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). For these purposes, total operating expenses exclude rental expenses, real estate-related depreciation and amortization expense, interest expense, acquisition expenses, taxes and impairments. Our charter requires that we calculate the figures used in determining whether operating expenses have exceeded the 2%/25% Limitation in accordance with GAAP applied on a consistent basis. Notwithstanding the above, we may incur total operating expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Our total operating expenses exceeded the 2%/25% Limitation as of the four fiscal quarters ended June 30, 2022. Our independent directors unanimously determined that the excess expenses were justified based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in an increased performance participation allocation expense.

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the three and six months ended June 30, 2022 and 2021 and the period from inception through June 30, 2022 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 31, 2013 (date of inception) through June 30, 2022
	2022	2021	2022	2021
Net income (loss)	$(33,063)	$(11,694)	$(31,907)	$(17,412)	$(25,427)
Depreciation and amortization (1)	27,364	24,916	54,590	44,943	339,369
Gain on sale of real estate	(26)	(1,402)	(21,022)	(1,440)	(167,039)
Taxes related to sale of real estate	—	—	1,731	—	10,636
(Gain) loss on securities (2)	17,532	(5,750)	20,126	(9,089)	2,698
Adjustments for noncontrolling interests (3)	—	—	—	—	117
Funds From Operations attributable to common stockholders	$11,807	$6,070	$23,518	$17,002	$160,354
Basic and diluted income (loss) per common share	$(0.17)	$(0.10)	$(0.17)	$(0.15)	$(0.47)
Funds From Operations attributable to common stockholders per common share	$0.06	$0.05	$0.13	$0.15	$2.96
Weighted average shares outstanding	199,470	120,707	185,198	115,175	54,249

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•For the three and six months ended June 30, 2022, our Dealer Manager earned distribution and stockholder servicing fees of $2.2 million and $4.1 million, respectively, which are paid by Hines Global. For the three and six months ended June 30, 2021, our Dealer Manager earned distribution and stockholder servicing fees of $1.5 million and $3.0 million, respectively. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through June 30, 2022 were $24.0 million.
•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. We do not consider the performance participation allocation in evaluating our operating performance. For the three and six months ended June 30, 2022, we incurred $11.8 million and $22.3 million, respectively, in performance participation allocation fees. For the three and six months ended June 30, 2021, we incurred $5.2 million and $7.5 million, respectively, in performance participation allocation fees. Total performance participation allocation fees incurred were $61.0 million from inception through June 30, 2022. Refer to Note 7—Related Party Transactions for more information on the performance participation allocation.

•For the three and six months ended June 30, 2022, we recorded noncash adjustments primarily related to amortization of out-of-market lease intangibles, lease incentives and deferred financing costs and straight-line rent adjustments, which increased net income (loss) by $4.0 million and $4.8 million, respectively. For the three and six months ended June 30, 2021, these adjustments resulted in a reduction to net income (loss) of $0.4 million and $0.2 million, respectively. Total of such adjustments from inception through June 30, 2022 amounted to a net increase to net income (loss) of $21.1 million.
•We recorded adjustments related to derivative instruments and foreign currencies, which increased net income (loss) by approximately $1.2 million and $2.4 million for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, these adjustments increased net income (loss) by $1.1 million and $0.1 million, respectively. The total of such adjustments from inception through June 30, 2022 increased net income (loss) by $4.3 million.
As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees to fund distributions to our stockholders. For example, we funded 95% and 73% of total distributions for the six months ended June 30, 2022 and 2021, respectively, with cash flows from other sources, such as cash flows from investing activities, which may include proceeds from the sale of real estate. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through June 30, 2022, we declared $272.5 million of distributions to our stockholders, compared to our total aggregate FFO of $160.4 million and our total aggregate net income of $25.4 million for that period. For the six months ended June 30, 2022, we declared $53.9 million of distributions to our stockholders compared to our total aggregate FFO of $23.5 million. For the six months ended June 30, 2021, we declared $32.9 million of distributions to our stockholders compared to our total aggregate FFO of $17.0 million.

Net Asset Value

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our Net Asset Value (“NAV”). Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at hinesglobalincometrust.com and is also available on our toll-free information line at (888) 220-6121. All parties engaged by us in the calculation of our NAV, including our Advisor, are subject to the oversight of our valuation committee. Generally, all of our real properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus Group U.S. Inc., or Altus, the independent valuation advisor we have engaged to prepare appraisal reviews and carry out a review of the calculation of the NAV for the Company. Altus reviewed the calculation of the new NAV per share of our common stock as of June 30, 2022, as set forth below, and concurred with the calculation of the new NAV per share.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of June 30, 2022 (the NAV per share is the same for each class of shares of our common stock):

June 30, 2022
Gross Amount
(in thousands, except per share amount)
Investments in real estate	$3,176,989
Investments in real estate-related securities	101,627
Cash, cash equivalents and restricted cash	364,200
Accounts receivable and other assets	38,922
Mortgage notes, term loans and revolving credit facilities	(1,208,614)
Accrued performance participation allocation	(22,296)
Payables and other liabilities	(78,145)
NAV	$2,372,683
Shares outstanding	210,243
NAV per common share outstanding	$11.29
The valuations of our real properties as of June 30, 2022 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type. However, the table below excludes assumptions related to properties acquired in the past 12 months since the acquisition cost of these properties will serve as their value for a period of up to one year following their acquisition, in accordance with our valuation policy.

	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Basis
Capitalization rate	5.70%	5.23%	6.61%	4.94%	5.50%	5.42%
Discount rate / internal rate of return (“IRR”)	6.56%	5.14%	7.27%	6.47%	6.57%	5.92%
Average holding period (years)	5.8	9.6	10.0	10.0	11.0	9.2

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Values
Capitalization rate (weighted-average)	0.25% decrease	2.75%	3.78%	2.21%	3.50%	2.95%	3.35%
	0.25% increase	(4.04)%	(3.41)%	(2.59)%	(3.17)%	(2.69)%	(3.34)%
Discount rate (weighted-average)	0.25% decrease	2.02%	1.94%	1.58%	1.98%	2.06%	1.92%
	0.25% increase	(1.97)%	(2.08)%	(2.10)%	(1.93)%	(2.01)%	(2.03)%

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of June 30, 2022:

June 30, 2022
Gross Amount
(in thousands)
Total stockholder’s equity	$1,698,816
Adjustments:
Accrued distribution and stockholder servicing fees and issuer costs (1)	56,823
Unrealized net appreciation of real estate investments and debt (2)	375,557
Accumulated depreciation and amortization (3)	189,875
Other adjustments (4)	51,612
Net asset value	$2,372,683
(1)     Our consolidated balance sheet as of June 30, 2022 includes a liability of $53.2 million related to distribution and stockholder servicing fees payable to Hines Securities, Inc. (the "Dealer Manager") in future periods with respect to shares of its common stock. The NAV per share as of June 30, 2022 does not include any liability for distribution and stockholder servicing fees that may become payable after June 30, 2022, since these fees may not ultimately be paid in certain circumstances, including if Hines Global was liquidated or if there was a listing of our common stock. Additionally, the Advisor agreed to advance certain organization and offering costs on our behalf through December 31, 2018. Such costs are reimbursed to the Advisor on a pro-rata basis over the 60-month period that commenced on January 1, 2019. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For purposes of calculating NAV, such costs are recognized as a reduction to NAV as they are reimbursed ratably over 60 months.
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

Subsequent Events

Nashville Self Storage Portfolio

In July 2022, we acquired Nashville Self Storage Portfolio, a climate-controlled self storage portfolio located in the greater Nashville, Tennessee area. The net purchase price was approximately $102.0 million, exclusive of transaction costs and closing prorations. The portfolio contains approximately 341,000 square feet of net rentable storage space that is 92% leased.

Fresh Park Venlo 3813

In July 2022, we acquired an additional building at Fresh Park Venlo, the industrial property located in Venlo, Netherlands, that we previously acquired in October 2018. The net purchase price for the additional building, Fresh Park Venlo 3813, was approximately €8.5 million (approximately $8.7 million assuming a rate of 1.02 per Euro as of the acquisition date), exclusive of transaction costs and closing prorations. The additional building contains approximately 140,000 square feet of net rentable area that is 100% leased.

200 Park Place

In July 2022, we acquired 200 Park Place, an office building located in Houston, Texas. The net purchase price was approximately $145.0 million, exclusive of transaction costs and closing prorations. The property contains approximately 206,000 square feet of net rentable area that is 100% leased.

*****

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of June 30, 2022, we were exposed to the market risks described below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. As of June 30, 2022, we had $1.0 billion of variable-rate debt outstanding. If interest rates were to increase by 1%, we would incur an additional $10.1 million in interest expense. However, $575.4 million of our outstanding variable-rate debt is subject to interest rate cap agreements in place as economic hedges against the variability of future interest rates, which limit comparable increases in interest expense as a result of further increases in interest rates. See Note 4—Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of June 30, 2022	Reduction in Net Income (Loss) for the Six months ended June 30, 2022
EUR	$7,816	$28
GBP	$4,282	$1,398

(1) Our real estate assets in Poland and the Czech Republic were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty or Czech koruna exposure upon disposition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal control over financial reporting to date as a result of most of the employees of Hines and its affiliates working remotely due to the Coronavirus pandemic. We are continually monitoring and assessing the impact of the Coronavirus pandemic on our internal controls to minimize its impact on the design and operating effectiveness of our internal controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of August 12, 2022, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

As of June 30, 2022, except as set forth below, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

Inflation, deflation, increased interest rates or an economic recession may adversely affect our financial condition and results of operations.

Inflation is at a 40-year high, the Federal Reserve recently imposed the largest interest rate hike in more than 25 years and is expected to further increase interest rates in the near future, and many economists believe there are indications that the economy could be headed for a recession. Increased inflation and interest rates could have an adverse impact on our variable rate debt, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate higher than our rental revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income. If we are materially impacted by increasing inflation because, for example, inflationary increases in costs are not sufficiently offset by rental revenue increases, we may implement measures to conserve cash. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders. In addition, due to rising interest rates we may forego the entry into new financing arrangements.

In addition, our tenants and potential tenants may be adversely impacted by rising interest rates and inflation, which could negatively impact their ability to pay rent and could increase vacancy rates at our properties. Conversely, deflation could lead to downward pressure on rents.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, we did not sell or issue any equity securities that were not registered under the Securities Act.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
April 1, 2022 to April 30, 2022	305,931	$10.85	305,931	3,361,840
May 1, 2022 to May 31, 2022	342,120	$11.02	342,120	3,610,821
June 1, 2022 to June 30, 2022	355,291	$11.19	355,291	3,753,084
Total	1,003,342		1,003,342

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

HINES GLOBAL INCOME TRUST, INC.

August 12, 2022	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer and
Chairman of the Board of Directors

August 12, 2022	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer