Form 10-Q
period 2022-09-30
HINES GLOBAL INCOME TRUST, INC.
filed 2022-11-14
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 1, 2022, approximately 35.4 million shares of the registrant’s Class AX common stock, 1.0 million shares of the registrant’s Class TX common stock, 24,985 shares of the registrant’s Class IX common stock, 60,566 shares of the registrant’s Class JX common stock, 65.3 million shares of the registrant’s Class T common stock, 24.0 million shares of the registrant’s Class S common stock, 31.9 million shares of the registrant’s Class D common stock and 88.7 million shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2022	December 31, 2021
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$2,882,049	$2,085,122
Investments in real estate-related securities	93,378	74,256
Cash and cash equivalents	102,197	196,630
Restricted cash	16,163	14,797
Derivative instruments	31,769	842
Tenant and other receivables, net	38,893	20,626
Intangible lease assets, net	320,436	232,410
Financing lease right-of-use asset, net	15,776	15,875
Deferred leasing costs, net	57,237	38,596
Deferred financing costs, net	1,156	1,848
Other assets	27,515	23,919
Total assets	$3,586,569	$2,704,921
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$81,471	$61,819
Due to affiliates	88,755	69,430
Intangible lease liabilities, net	71,344	40,366
Other liabilities	41,472	27,422
Financing lease liability	17,372	17,340
Derivative instruments	—	167
Distributions payable	11,418	7,470
Notes payable, net	1,370,351	1,244,875
Total liabilities	$1,682,183	$1,468,889

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Common shares, $0.001 par value per share (Note 7)	236	154
Additional paid-in capital	2,293,103	1,440,225
Accumulated distributions in excess of earnings	(343,674)	(211,975)
Accumulated other comprehensive income (loss)	(45,279)	7,628
Total stockholders’ equity	1,904,386	1,236,032
Noncontrolling interests	—	—
Total equity	1,904,386	1,236,032
Total liabilities and equity	$3,586,569	$2,704,921
See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$63,676	$45,790	$179,157	$123,690
Other revenue	2,180	822	5,158	2,605
Total revenues	65,856	46,612	184,315	126,295
Expenses:
Property operating expenses	15,417	11,338	42,043	30,951
Real property taxes	7,771	5,229	21,816	14,409
Property management fees	2,007	1,551	5,507	4,461
Depreciation and amortization	31,851	21,460	86,440	66,403
Asset management fees	7,090	4,252	18,699	11,558
Performance participation allocation	998	4,212	23,294	11,695
General and administrative expenses	2,131	1,088	5,388	3,897
Total expenses	67,265	49,130	203,187	143,374
Other income (expenses):
Gain (loss) on derivative instruments	11,463	335	17,255	59
Gain (loss) on investments in real estate-related securities	(9,118)	125	(29,244)	9,214
Gain (loss) on sale of real estate	(50)	—	20,971	1,432
Foreign currency gains (losses)	(2,746)	(1,312)	(6,215)	(945)
Interest expense	(11,396)	(6,844)	(26,888)	(18,592)
Other income and expenses	1,622	519	3,456	1,487
Income (loss) before benefit (provision) for income taxes	(11,634)	(9,695)	(39,537)	(24,424)
Benefit (provision) for income taxes	(1,112)	(135)	(3,384)	(2,818)
Provision for income taxes related to sale of real estate	—	(1,132)	(1,732)	(1,132)
Net income (loss)	(12,746)	(10,962)	(44,653)	(28,374)
Net (income) loss attributable to noncontrolling interests	(3)	(3)	(10)	(10)
Net income (loss) attributable to common stockholders	$(12,749)	$(10,965)	$(44,663)	$(28,384)
Basic and diluted income (loss) per common share	$(0.06)	$(0.08)	$(0.22)	$(0.23)
Weighted average number of common shares outstanding	227,321	132,341	199,394	120,960

Comprehensive income (loss):
Net income (loss)	$(12,746)	$(10,962)	$(44,653)	$(28,374)
Other comprehensive income (loss):
Foreign currency translation adjustment	(23,327)	(8,933)	(52,907)	(12,531)
Comprehensive income (loss)	$(36,073)	$(19,895)	$(97,560)	$(40,905)
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(3)	(10)	(10)
Comprehensive income (loss) attributable to common stockholders	$(36,076)	$(19,898)	$(97,570)	$(40,915)

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2022	154,806	$154	$1,440,225	$(211,975)	$7,628	$1,236,032	$—
Issuance of common shares	26,159	25	282,340	—	—	282,365	—
Distributions declared	—	—	—	(24,753)	—	(24,753)	(3)
Redemption of common shares	(886)	—	(9,760)	—	—	(9,760)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(11,202)	—	—	(11,202)	—
Offering costs	—	—	(1,041)	—	—	(1,041)	—
Net income (loss)	—	—	—	1,153	—	1,153	3
Foreign currency translation adjustment	—	—	—	—	(7,592)	(7,592)	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	357	357	—
Balance as of March 31, 2022	180,079	$179	$1,700,562	$(235,575)	$393	$1,465,559	$—
Issuance of common shares	31,165	31	345,801	—	—	345,832	—
Distributions declared	—	—	—	(29,183)	—	(29,183)	(4)
Redemption of common shares	(1,003)	(2)	(12,346)	—	—	(12,348)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(13,709)	—	—	(13,709)	—
Offering costs	—	—	(1,923)	—	—	(1,923)	—
Net income (loss)	—	—	—	(33,067)	—	(33,067)	4
Foreign currency translation adjustment	—	—	—	—	(22,345)	(22,345)	—
Balance as of June 30, 2022	210,241	$208	$2,018,385	$(297,825)	$(21,952)	$1,698,816	$—
Issuance of common shares	26,629	29	303,001	—	—	303,030	—
Distributions declared	—	—	—	(33,100)	—	(33,100)	(3)
Redemption of common shares	(1,379)	(1)	(13,921)	—	—	(13,922)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(12,944)	—	—	(12,944)	—
Offering costs	—	—	(1,418)	—	—	(1,418)	—
Net income (loss)	—	—	—	(12,749)	—	(12,749)	3
Foreign currency translation adjustment	—	—	—	—	(23,327)	(23,327)	—
Balance as of September 30, 2022	235,491	$236	$2,293,103	$(343,674)	$(45,279)	$1,904,386	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2021	103,781	$104	$938,736	$(99,451)	$22,829	$862,218	$—
Issuance of common shares	10,424	10	105,427	—	—	105,437	—
Distributions declared	—	—	—	(15,593)	—	(15,593)	(3)
Redemption of common shares	(1,354)	(1)	(11,741)	—	—	(11,742)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(2,717)	—	—	(2,717)	—
Offering costs	—	—	(723)	—	—	(723)	—
Net income (loss)	—	—	—	(5,721)	—	(5,721)	3
Foreign currency translation adjustment	—	—	—	—	(7,678)	(7,678)	—
Balance as of March 31, 2021	112,851	$113	$1,028,982	$(120,765)	$15,151	$923,481	$—
Issuance of common shares	13,297	13	135,778	—	—	135,791	—
Distributions declared	—	—	—	(17,293)	—	(17,293)	(4)
Redemption of common shares	(1,296)	(1)	(10,871)	—	—	(10,872)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(5,238)	—	—	(5,238)	—
Offering costs	—	—	(686)	—	—	(686)	—
Net income (loss)	—	—	—	(11,698)	—	(11,698)	4
Foreign currency translation adjustment	—	—	—	—	4,080	4,080	—
Balance as of June 30, 2021	124,852	$125	$1,147,965	$(149,756)	$19,231	$1,017,565	$—
Issuance of common shares	12,810	13	132,428	—	—	132,441	—
Distributions declared	—	—	—	(19,083)	—	(19,083)	(3)
Redemption of common shares	(661)	(1)	(8,836)	—	—	(8,837)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(5,384)	—	—	(5,384)	—
Offering costs	—	—	(2,540)	—	—	(2,540)	—
Net income (loss)	—	—	—	(10,965)	—	(10,965)	3
Foreign currency translation adjustment	—	—	—	—	(8,933)	(8,933)	—
Balance as of September 30, 2021	137,001	$137	$1,263,633	$(179,804)	$10,298	$1,094,264	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(44,653)	$(28,374)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	86,197	68,333
Gain on sale of real estate	(20,971)	(1,432)
Foreign currency (gains) losses	6,215	945
(Gain) loss on derivative instruments	(17,255)	(59)
(Gain) loss on investments in real estate-related securities	29,244	(9,214)
Changes in assets and liabilities:
Change in other assets	(6,970)	(2,786)
Change in tenant and other receivables	(13,651)	(3,060)
Change in deferred leasing costs	(22,685)	(21,155)
Change in accounts payable and accrued expenses	(687)	15,966
Change in other liabilities	10,556	4,718
Change in due to affiliates	(3,956)	6,665
Net cash from (used in) operating activities	1,384	30,547
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(1,095,562)	(437,104)
Capital expenditures at operating properties	(31,301)	(10,983)
Proceeds from sale of real estate	120,175	—
Purchases of real estate-related securities	(87,554)	(42,961)
Proceeds from settlement of real estate-related securities	39,187	37,515
Net cash from (used in) investing activities	(1,055,055)	(453,533)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	887,918	347,643
Redemption of common shares	(36,016)	(33,377)
Payment of offering costs	(5,669)	(5,132)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(13,920)	(7,888)
Distributions paid to stockholders and noncontrolling interests	(39,995)	(24,334)
Proceeds from notes payable	291,281	484,599
Payments on notes payable	(97,771)	(322,730)
Change in security deposit liability	2,035	596
Deferred financing costs paid	(1,884)	(2,573)
Payments related to interest rate contracts	(16,414)	(12)
Net cash from (used in) financing activities	969,565	436,792
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(8,961)	(2,313)
Net change in cash, restricted cash and cash equivalents	(93,067)	11,493
Cash, restricted cash and cash equivalents, beginning of period	211,427	77,563
Cash, restricted cash and cash equivalents, end of period	$118,360	$89,056

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2022 and 2021

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of September 30, 2022 and December 31, 2021, and the results of operations for the three and nine months ended September 30, 2022 and 2021, the changes in stockholders’ equity for each of the quarterly periods in the nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021.

Hines Global Income Trust, Inc. (the “Company”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 65 years. The Company is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through HGIT Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of September 30, 2022 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

As of September 30, 2022, the Company owned direct real estate investments in 38 properties totaling 16.3 million square feet that were 96% leased. The Company raises capital for its investments through continuous public offerings of its common stock. The Company launched its third public offering of up to $2.5 billion in shares of its common stock (the “Third Offering”) on June 2, 2021 through which it is offering up to $2.5 billion in shares of common stock including $500.0 million of shares offered under its distribution reinvestment plan. As of September 30, 2022, the Company had received gross offering proceeds of approximately $2.6 billion from the sale of 251.3 million shares through its public offerings, including shares issued pursuant to its distribution reinvestment plan.

In addition to the Company’s Third Offering, in September 2022, the Company, through its Operating Partnership, launched a program to raise capital through private placement offerings exempt from registration under the Securities Act of 1933, as amended, by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of September 30, 2022, the Company has not sold any interests in the DST Program. See “Note 4—DST Program” for additional information.

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

The Company has reclassified the presentation of its acquisition related expenses within its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The amount of acquisition related expenses recorded on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 was recorded to acquisition related expenses, but has been reclassified to other income and expenses for the three and nine months ended September 30, 2021 within this Quarterly Report on Form 10-Q in order to be consistent with the current quarter presentation.

Variable Interest Entities

The Company has determined that the Operating Partnership is considered a variable interest entity (“VIE”). However, the Company meets the disclosure exemption criteria, as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest.

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in other income and expenses in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Gain (Loss) on Investments in Real Estate-Related Securities
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Unrealized gain (loss)	$(8,545)	$(1,787)	$(31,879)	$3,754
Realized gain (loss)	(573)	1,912	2,635	5,460
Total gain (loss) on real estate-related securities	$(9,118)	$125	$(29,244)	$9,214

Tenant and Other Receivables

Tenant and other receivables consists primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements. Straight-line rent receivables were $22.6 million and $13.5 million as of September 30, 2022 and December 31, 2021, respectively.

Other Assets

Other assets included the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid insurance	$2,053	$1,432
Prepaid property taxes	3,550	2,363
Deferred tax assets (1)	8,996	9,016
Operating lease right-of-use asset, net	3,269	3,990
Other	9,647	7,118
Other assets	$27,515	$23,919

(1)Includes the effects of a valuation allowance of $10.9 million and $11.4 million as of September 30, 2022 and December 31, 2021, respectively.

Lessee Accounting

The Company has a ground lease agreement in which the Company is the lessee for land underneath Łódź Urban Logistics that the Company has currently accounted for as an operating lease. The lease currently ends in December 2089 and has fixed payments. The Company has recorded a right-of-use asset, net of accumulated amortization, of approximately $3.3 million and $4.0 million in other assets as of September 30, 2022 and December 31, 2021, respectively, and has recorded a lease liability of approximately $1.2 million and $1.5 million in other liabilities, as of September 30, 2022 and December 31, 2021, respectively, in the Company’s Condensed Consolidated Balance Sheets.

The Company also has a ground lease agreement in which the Company is the lessee for land underneath Center Place that the Company has currently accounted for as a financing lease. The lease currently ends in March 2142 and has fixed and variable payments. The Company has recorded a right-of-use asset, net of accumulated amortization, of approximately $15.8 million and $15.9 million in financing lease right-of-use asset, net, as of September 30, 2022 and December 31, 2021, respectively, and has recorded a lease liability of approximately $17.4 million and $17.3 million in financing lease liability, as of September 30, 2022 and December 31, 2021, respectively, in the Company’s Condensed Consolidated Balance Sheets.

The Company’s estimate of the amount of the right-of-use assets and lease liabilities included assumptions for the discount rate, which is based on the incremental borrowing rate of the lease contract. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a term similar to the lease. Since the term of the Łódź Urban Logistics and Center Place ground leases are much longer than a typical borrowing, the Company derived the incremental borrowing rate of 5.6% and 3.4% for the ground leases at Łódź Urban Logistics and Center Place, respectively, as the spread in a current financing quote for the property, or its borrowing rate on its revolving credit facility if a current financing quote was not available, plus the applicable base rate corresponding to the longest term available in the base rate market. A reconciliation of the Company’s lease liabilities on an undiscounted cash flow basis for its ground leases for the period from October 1, 2022 through December 31, 2022 and for each of the years ending December 31, 2023 through December 31, 2027 are as follows (in thousands):

	Lease Payments
	Operating Leases	Financing Leases
October 1, 2022 through December 31, 2022	$—	$135
2023	71	540
2024	71	540
2025	71	540
2026	71	540
2027	71	540
Thereafter	4,406	70,350
Total	$4,761	$73,185

Ground Lease Liability	$1,210	$17,372
Undiscounted Excess Amount	$3,551	$55,813

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Buildings and improvements	$2,251,322	$1,641,385
Less: accumulated depreciation	(118,471)	(95,479)
Buildings and improvements, net	2,132,851	1,545,906
Land	749,198	539,216
Investment property, net	$2,882,049	$2,085,122

The Company proactively closed the residential accommodations at Montrose Student Residences in August 2020 to more efficiently perform renovations including the replacement of certain building safety equipment systems. In conjunction with the renovation, the Company recorded accelerated depreciation of $11.0 million to depreciation and amortization on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the first half of 2021 related to portions of the building that were taken out of service. The project was completed in August 2022 and was 99% leased as of September 30, 2022.

Recent Dispositions of Investment Property

In March 2022, the Company sold Royal Mail for a contract price of £34.7 million (approximately $46.5 million assuming a rate of $1.34 per GBP as of the date of transaction) and repaid the associated mortgage loan in full. The Company acquired Royal Mail in December 2019 for a purchase price of £25.4 million (approximately $33.4 million assuming a rate of $1.31 per GBP as of the acquisition date). The Company recognized a gain on sale of this asset of $11.5 million, which was recorded in gain (loss) on sale of real estate on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

In March 2022, the Company sold Venue Museum District for a contract price of $76.0 million. The Company acquired Venue Museum District in September 2018 for a purchase price of $72.9 million. The Company recognized a gain on sale of this asset of $9.9 million, which was recorded in gain (loss) on sale of real estate on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Recent Acquisitions of Investment Property

During the nine months ended September 30, 2022, the Company acquired 13 investments, four of which were at properties already owned by the Company, comprising 2.6 million square feet and for an aggregate net purchase price of $1.1 billion, exclusive of transaction costs and working capital reserves. The amounts recognized for the asset acquisitions as of the acquisition dates were determined by allocating the net purchase price as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Out-of-Market Lease Intangibles, Net	Total
Bradley Business Center (1)	1/20/2022	$12,254	$11,710	$4,348	$(3,366)	$24,946
Liberty Station	1/24/2022	$48,400	$50,331	$21,949	$(2,349)	$118,331
1315 N. North Branch	2/18/2022	$20,118	$14,122	$12,627	$80	$46,947
Burbank Media Studios	2/25/2022	$4,246	$28,616	$1,806	$8,259	$42,927
Central City Coventry	3/30/2022	$4,271	$37,958	$1,874	$(1,040)	$43,063
Wells Fargo Center	4/14/2022	$12,149	$20,498	$8,146	$(1,869)	$38,924
Madrid Airport Complex Land Parcel	4/22/2022	$—	$26,801	$—	$—	$26,801
Waverly Place	6/15/2022	$60,724	$12,395	$17,129	$(1,570)	$88,678
Fresh Park Venlo 3813 (2)	7/6/2022	$7,018	$—	$1,657	$209	$8,884
Nashville Self Storage Portfolio (3)	7/7/2022	$90,055	$7,821	$4,784	$—	$102,660
200 Park Place	7/21/2022	$97,669	$6,384	$37,544	$—	$141,597
Gables Station	8/26/2022	$380,626	$51,282	$26,211	$(28,460)	$429,659
ABC Plot M (4)	9/30/2022	$—	$7,970	$—	$—	$7,970
(1)Represents the acquisition of the remaining three buildings of Bradley Business Center. The Company initially acquired the first of the four total buildings at the property in November 2021.
(2)Fresh Park Venlo 3813 is an additional building that the Company acquired at Fresh Park Venlo, an industrial logistics property located in Venlo, Netherlands that the Company previously acquired in October 2018.
(3)The Nashville Self Storage Portfolio is comprised of five self storage properties located in greater Nashville, Tennessee.
(4)ABC Plot M is a parcel of undeveloped land that the Company acquired at ABC Westland, an industrial logistics property located in The Hague, Netherlands that the Company previously acquired in May 2019.

As of September 30, 2022, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$390,997	$25,296	$(88,823)
Less: accumulated amortization	(91,571)	(4,286)	17,479
Net	$299,426	$21,010	$(71,344)

As of December 31, 2021, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$279,340	$15,766	$(52,306)
Less: accumulated amortization	(59,819)	(2,877)	11,940
Net	$219,521	$12,889	$(40,366)

Amortization expense of in-place leases was $18.0 million and $11.3 million for the three months ended September 30, 2022 and 2021, respectively, which was recorded to depreciation and amortization on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Net amortization of out-of-market leases resulted in an increase to rental revenue of $1.9 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively.

Amortization expense of in-place leases was $48.2 million and $27.4 million for the nine months ended September 30, 2022 and 2021, respectively, which was recorded to depreciation and amortization on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Net amortization of out-of-market leases resulted in an increase to rental revenue of $6.6 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from October 1, 2022 through December 31, 2022 and for each of the years ending December 31, 2023 through December 31, 2027 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
October 1, 2022 through December 31, 2022	$21,291	$(2,084)
2023	$60,464	$(7,727)
2024	$46,547	$(6,342)
2025	$38,425	$(5,047)
2026	$29,185	$(3,076)
2027	$24,969	$(2,428)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the three and nine months ended September 30, 2022 were $9.7 million and $26.2 million, respectively, and for the three and nine months ended September 30, 2021 were $6.0 million and $17.6 million, respectively, which are included in rental revenue on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of September 30, 2022, the approximate fixed future minimum rentals for the period from October 1, 2022 through December 31, 2022, for each of the years ending December 31, 2023 through 2027 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
October 1, 2022 through December 31, 2022	$42,468
2023	164,217
2024	151,796
2025	138,132
2026	119,709
2027	108,597
Thereafter	542,687
Total	$1,267,606

During the nine months ended September 30, 2022 and 2021, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties, multi-family properties and self-storage properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. DST PROGRAM

In September 2022, the Company, through the Operating Partnership, launched a program to raise up to $1.0 billion in capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts (each, a “DST”) holding real properties (the “DST Program”). Under the DST Program, each private placement could offer interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (“DST Properties”). DST Properties may be sourced from properties currently owned by the Operating Partnership or newly acquired properties. The underlying interests of real properties sold to investors pursuant to such private placements are or will be leased-back by an indirect wholly owned subsidiary of the Operating Partnership on a long-term basis of up to twenty years pursuant to a master lease agreement. These master lease agreements are fully guaranteed by the Operating Partnership. As compensation for the master lease guarantee, the Operating Partnership will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the beneficial interests in the DST from the investors during a 12-month period commencing two years after the closing of the applicable DST offering, in exchange for OP Units.

Under the master lease, a wholly owned indirect subsidiary of the Operating Partnership is responsible for subleasing the property to occupying customers and all underlying costs associated with operating the property, and is responsible for paying rent to the DST that owns such property. As of September 30, 2022, the Company had one property held through the DST Program, 200 Park Place. Further, the Company did not sell any interests in the DST Program as of September 30, 2022, nor were there any master lease payments.

5. DEBT FINANCING

As of September 30, 2022 and December 31, 2021, the Company had approximately $1.4 billion and $1.3 billion of debt outstanding, with weighted average years to maturity of 1.8 years and 2.2 years, respectively, and a weighted average interest rate of 3.73% and 1.83%, respectively. The following table provides additional information regarding the Company’s debt outstanding at September 30, 2022 and December 31, 2021 (in thousands):

Description	Maturity Date	Maximum Capacity in Functional Currency	Weighted Average Effective Interest Rate as of September 30, 2022	Principal Outstanding at September 30, 2022	Principal Outstanding at December 31, 2021
Fixed Rate Loans
Fixed rate secured mortgage debt (1)	7/2023-6/2026	N/A	3.07%	$197,962	$222,343
Seller-financed debt (2)	7/1/2034	N/A	1.55%	6,912	—
Total fixed rate loans				$204,874	$222,343
Variable Rate Loans
Floating rate secured mortgage debt (3)	7/2023-6/2027	N/A	2.68%	380,830	428,787
JPMorgan Chase Revolving Credit Facility (4)	11/15/2023	$425,000	4.39%	190,000	—
JPMorgan Chase Revolving Credit Facility - Term Loan (4)	11/15/2023	$300,000	4.43%	300,000	300,000
JPMorgan Chase Revolving Credit Facility - Term Loan (4)	12/20/2024	$300,000	4.43%	300,000	300,000
Total variable rate loans				$1,170,830	$1,028,787
Total Notes Payable				$1,375,704	$1,251,130
Note Payable to Affiliates
Credit Facility with Hines	12/31/2022	$75,000	N/A	—	—
Total Note Payable to Affiliate				$—	$—
Total Principal Outstanding				$1,375,704	$1,251,130
Unamortized financing fees				(5,353)	(6,255)
Total				$1,370,351	$1,244,875
(1)As of September 30, 2022, the effective interest rates on our fixed rate mortgage debt ranged from 1.05% to 4.25%. The amount of principal outstanding as of September 30, 2022 includes $52.3 million that has been effectively fixed for the full term of the facilities using interest rate swap agreements as an economic hedge against the variability of future interest rates on the borrowing.
(2)Relates to a payment plan provided by the seller in relation to the Company’s acquisition of Fresh Park Venlo 3813 in July 2022.
(3)As of September 30, 2022, the effective interest rates on our floating rate mortgage debt ranged from 1.65% to 4.04%. The amount of principal outstanding as of September 30, 2022 includes $302.1 million that is subject to interest rate cap agreements as an economic hedge against the variability of future interest rates on the borrowing for the full term of the facilities.
(4)As of September 30, 2022, the effective interest rate on our JPMorgan Chase Revolving Credit Facility ranged from 4.39% to 4.43%. The amount of principal outstanding as of September 30, 2022 includes $600.0 million that is subject to interest rate cap agreements as economic hedges against the variability of the future interest rate on the borrowings, which expire in the period from November 2023 through September 2024. For the JPMorgan Chase Revolving Credit Facility and JPMorgan Chase Revolving Credit Facility – Term Loan set to expire on November 15, 2023, the Company has two one-year extension options contingent on the Company’s compliance with certain loan covenants. The Company believes it is probable that these options will be exercised prior to maturity.

JPMorgan Chase Debt Facilities

During the nine months ended September 30, 2022, the Company made draws of approximately $250.0 million and made payments of $60.0 million on its revolving loan commitment with JPMorgan Chase, N.A., (the “Revolving Credit Facility:), resulting in an outstanding balance of $190.0 million on September 30, 2022.

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. As of September 30, 2022, the Company was not in compliance with a debt yield covenant related to a mortgage debt secured by one of its properties. However, the Company’s escrows for this mortgage are sufficiently funded, so no further action is required. The Company is not aware of any other instances of noncompliance with financial covenants of any of its other loans as of September 30, 2022.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from October 1, 2022 through December 31, 2022, for each of the years ending December 31, 2023 through December 31, 2026 and for the period thereafter (in thousands).

	Payments Due by Year
	October 1, 2022 through December 31, 2022	2023	2024	2025	2026	Thereafter
Principal payments	$868	$778,749	$429,428	$23,748	$20,944	$121,967

LIBOR cessation began on January 1, 2022, and LIBOR is expected to be phased out completely by June 2023. In addition, the writing of new contracts using LIBOR has effectively ended. As of September 30, 2022, only the Company’s outstanding debt under its facility with JPMorgan Chase Bank, N.A., which had an outstanding balance of $790.0 million on September 30, 2022, had a variable interest rate tied to LIBOR. In accordance with the terms of the facility, the variable rate on the outstanding debt will default to the Secured Overnight Financing Rate (“SOFR”) upon the discontinuation of the LIBOR published rates. In response to the phasing out of LIBOR, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee, which identified the SOFR as its preferred alternative rate for LIBOR in derivatives and other financial contracts. The Company intends to monitor the developments with respect to the phasing out of LIBOR and work with its lenders to ensure any transition away from LIBOR will have minimal impact on its financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.

6. DERIVATIVE INSTRUMENTS

The Company has entered into several interest rate swap or cap contracts in connection with certain of its secured mortgage loans and its Revolving Credit Facility in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowings.  These contracts effectively fix or cap the interest rates on each of the loans to which they relate.  The Company has not designated any of these derivatives as hedges for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its Condensed Consolidated Balance Sheets the fair value amount recorded for its derivative instruments.

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

The table below provides additional information regarding the Company's derivative instruments as well as their location and fair value on our consolidated balance sheets (in thousands, except number of contracts):

			Fair Value
			Derivative Instruments
Type	Number of Contracts	Notional Amount	Assets	Liabilities
As of September 30, 2022
Interest rate contracts	24	$954,404	$31,769	$—
As of December 31, 2021
Interest rate contracts	19	$375,288	$842	$(167)

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Gain (Loss) on Derivative Instruments
	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Derivatives not designated as hedging instruments:
Interest rate contracts	$11,463	$(3)	$17,255	$(115)
Foreign currency forward contracts	—	338	—	174
Total gain (loss) on derivatives	$11,463	$335	$17,255	$59

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

Common Stock

As of September 30, 2022 and December 31, 2021, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	September 30, 2022		December 31, 2021
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	35,251	40,000	29,377
Class TX common stock, $0.001 par value per share	40,000	1,279	40,000	7,606
Class IX common stock, $0.001 par value per share	10,000	61	10,000	87
Class JX common stock, $0.001 par value per share	10,000	26	10,000	—
Class T common stock, $0.001 par value per share	350,000	63,586	350,000	53,176
Class S common stock, $0.001 par value per share	350,000	21,253	350,000	3,299
Class D common stock, $0.001 par value per share	350,000	30,244	350,000	19,000
Class I common stock, $0.001 par value per share	350,000	83,791	350,000	42,261

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the nine months ended September 30, 2022 and 2021 (in thousands). There were no Class JX shares issued, redeemed or outstanding during the nine months ended September 30, 2021.

	Class AX		Class TX		Class IX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	29,377	$28	7,606	$11	87	$—	—	$—	53,176	$53	3,299	$3	19,000	$18	42,261	$41	154,806	$154
Issuance of common shares	221	—	33	—	1	—	—	—	3,205	3	6,158	6	3,207	3	13,334	13	26,159	25
Conversion of common shares (1)	3,099	3	(3,099)	(3)	—	—	—	—	(67)	—	—	—	—	—	67	—	—	—
Redemption of common shares	(390)	—	(58)	—	—	—	—	—	(251)	—	—	—	(39)	—	(148)	—	(886)	—
Balance as of March 31, 2022	32,307	$31	4,482	$8	88	$—	—	$—	56,063	$56	9,457	$9	22,168	$21	55,514	$54	180,079	$179
Issuance of common shares	238	—	11	—	—	—	—	—	3,846	4	7,038	7	4,058	4	15,974	16	31,165	31
Conversion of common shares (1)	1,878	2	(1,878)	(2)	—	—	—	—	(236)	—	—	—	—	—	236	—	—	—
Redemption of common shares	(353)	(1)	(2)	—	(1)	—	—	—	(308)	(1)	(1)	—	(151)	—	(187)	—	(1,003)	(2)
Balance as of June 30, 2022	34,070	$32	2,613	$6	87	$—	—	$—	59,365	$59	16,494	$16	26,075	$25	71,537	$70	210,241	$208
Issuance of common shares	239	1	—	—	3	—	—	—	4,997	5	4,771	5	4,238	5	12,381	13	26,629	29
Conversions of common shares (1)	1,312	1	(1,312)	(1)	(26)	—	26	—	(239)	—	—	—	—	—	239	—	—	—
Redemption of common shares	(370)	—	(22)	—	(3)	—	—	—	(537)	(1)	(12)	—	(69)	—	(366)	—	(1,379)	(1)
Balance as of September 30, 2022	35,251	$34	1,279	$5	61	$—	26	$—	63,586	$63	21,253	$21	30,244	$30	83,791	$83	235,491	$236
(1)The Company will cease paying distribution and stockholder servicing fees with respect to certain share classes when the total of such fees reach certain thresholds. Once these respective thresholds are reached, Class TX shares are converted into Class AX shares, Class IX shares are converted into Class JX shares and Class T, S and D shares are converted into Class I shares.

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
(1)The Company will cease paying distribution and stockholder servicing fees with respect to certain share classes when the total of such fees reach certain thresholds. Once these respective thresholds are reached, Class TX shares are converted into Class AX shares, Class IX shares are converted into Class JX shares and Class T, S and D shares are converted into Class I shares.

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2021 through October 2022 at a gross distribution rate of $0.05208 per month for each share class (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees.

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

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2022
September 30, 2022	$15,829	$17,270	$33,100
June 30, 2022	14,087	15,096	29,183
March 31, 2022	11,891	12,862	24,753
Total	$41,807	$45,228	$87,036
2021
December 31, 2021	$10,256	$11,133	$21,389
September 30, 2021	9,078	10,005	19,083
June 30, 2021	8,378	8,915	17,293
March 31, 2021	7,615	7,978	15,593
Total	$35,327	$38,031	$73,358

The table below outlines the net distributions declared for each class of shares for the three and nine months ended September 30, 2022 and 2021, respectively. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors, less any applicable ongoing distribution and stockholder servicing fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Distributions declared per Class AX share, net	$0.16	$0.16	$0.47	$0.47
Distributions declared per Class TX share, net	$0.13	$0.13	$0.39	$0.39
Distributions declared per Class IX share, net	$0.15	$0.15	$0.45	$0.45
Distributions declared per Class JX share, net	$0.16	$—	$0.16	$—
Distributions declared per Class T share, net	$0.13	$0.13	$0.39	$0.39
Distributions declared per Class S share, net	$0.13	$0.13	$0.40	$0.40
Distributions declared per Class D share, net	$0.15	$0.15	$0.45	$0.45
Distributions declared per Class I share, net	$0.16	$0.16	$0.47	$0.47

8. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and Hines Securities, Inc. (the "Dealer Manager"), Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid as of
Type and Recipient	2022	2021	2022	2021	September 30, 2022		December 31, 2021
Selling Commissions- Dealer Manager (1)	$2,640	$1,128	$7,006	$2,788	$—		$—
Dealer Manager Fee- Dealer Manager	267	214	616	526	—		—
Distribution & Stockholder Servicing Fees- Dealer Manager	10,037	4,042	30,233	10,025	60,853		36,918
Organization and Offering Costs- the Advisor	1,418	1,068	4,382	3,427	3,320		4,606
Asset Management Fees- the Advisor	7,090	4,252	18,699	11,558	636		1,135
Other- the Advisor (2)	995	1,405	4,191	2,901	1,344		1,528
Performance Participation Allocation- the Advisor (3)	998	4,212	23,294	11,695	23,294		24,790
Property Management Fees- Hines and its affiliates	1,305	853	3,485	2,246	367		149
Development and Construction Management Fees- Hines and its affiliates (4)	739	100	1,720	376	582		703
Leasing Fees- Hines and its affiliates (5)	227	131	1,315	926	786		457
Expense Reimbursement- Hines and its affiliates (with respect to management and operations of the Company's properties) (6)	3,412	2,089	9,216	6,260	(2,427)	(7)	(856)	(7)
Total	$29,128	$19,494	$104,157	$52,728	$88,755		$69,430
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
(4)Development and construction management fees are included in the total project costs of the respective properties and are capitalized in construction in progress, which is included in investment property, net, on the Company’s Condensed Consolidated Balance Sheets.
(5)Leasing fees are capitalized in deferred leasing costs, net, on the Company’s Condensed Consolidated Balance Sheets and amortized over the life of the lease.
(6)Includes certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the advisory agreement, including, but not limited to, certain expenses described above, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment. These amounts are generally reimbursed to Hines and its affiliates during the month following the period in which they are incurred. Reimbursement of third party costs are not included in the incurred amounts.
(7)As of September 30, 2022 and December 31, 2021, the balance included $3.2 million and $1.3 million, respectively, in receivables related to rents collected by the Hines-affiliated property managers at the international student housing properties and UK industrial properties, which were being held in the property manager controlled bank accounts.

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

Financial Instruments Measured on a Recurring Basis

As described in Note 6—Derivative Instruments, the Company entered into several interest rate contracts as hedges against the variability of future interest rates on its variable interest rate borrowings. The valuation of these derivative instruments is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate contracts have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of September 30, 2022 and 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

Additionally, as described in Note 6—Derivative Instruments, the Company has entered into foreign currency forward contracts as hedges against the variability of foreign exchange rates. The valuation of these forward contracts is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including currency exchange rate curves and implied volatility. The Company has determined its foreign currency forward contracts valuations are classified in Level 2 of the fair value hierarchy, as they are based on observable inputs but are not traded in active markets.

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

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022	Investments in real estate-related securities	$93,378	$93,378	$—	$—
December 31, 2021	Investments in real estate-related securities	$74,256	$74,256	$—	$—

Financial Instruments Fair Value Disclosures

As of September 30, 2022, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $1.4 billion, was $1.4 billion. As of December 31, 2021, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $1.3 billion, was $1.3 billion. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities. Due to the short-term nature of these instruments, Level 1 inputs are utilized to estimate the fair value of the cash and cash equivalents and restricted cash and Level 2 inputs are utilized to estimate the fair value of the remaining financial instruments.

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

Management evaluates the operating performance of each of its real estate properties at an individual investment level and considers each investment to be an operating segment. The Company has aggregated its operating segments into five reportable segments: office investments, industrial investments, residential/living investments, retail investments, and other investments. This aggregation represents a change in presentation from the prior year, and now no longer includes the additional bifurcation based on geography. Information presented for the three and nine months ended September 30, 2021 is presented consistently with current year reportable segment aggregation.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Office investments	$15,761	$8,917	$40,860	$18,935
Industrial investments	23,232	20,820	72,717	59,499
Residential/Living investments	12,361	7,728	33,240	23,520
Retail investments	8,382	7,752	22,265	20,746
Other investments	6,120	1,395	15,233	3,595
Total revenues	$65,856	$46,612	$184,315	$126,295

For the three and nine months ended September 30, 2022 and 2021, the Company’s total revenues were attributable to the following countries:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022		2021	2022	2021
Total revenues
United States	74%		66%	68%	61%
The Netherlands	14%		17%	16%	19%
United Kingdom	7%		10%	9%	12%
Poland	2%		3%	2%	3%
Spain	2%		2%	2%	3%
Czech Republic	1%		—%	2%	—%
Germany	—%	*	2%	1%	2%
* Amount is less than 1%

For the three and nine months ended September 30, 2022 and 2021, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues in excess of property expenses (1)
Office investments	$9,999	$5,742	$25,513	$12,036
Industrial investments	15,544	14,239	48,567	39,784
Residential/Living investments	5,748	2,584	16,948	10,005
Retail investments	5,301	4,816	13,064	11,820
Other investments	4,069	1,113	10,857	2,829
Total revenues in excess of property expenses	$40,661	$28,494	$114,949	$76,474

(1)Revenues less property operating expenses, real property taxes and property management fees.

As of September 30, 2022 and December 31, 2021, the Company’s total assets by segment were as follows (in thousands):

	September 30, 2022	December 31, 2021
Assets
Office investments	$773,861	$412,359
Industrial investments	1,020,223	1,022,522
Residential/Living investments	941,314	568,151
Retail investments	378,883	290,820
Other investments	309,808	176,772
Corporate-level accounts	162,480	234,297
Total assets	$3,586,569	$2,704,921

As of September 30, 2022 and December 31, 2021, the Company’s total assets were attributable to the following countries:

	September 30, 2022	December 31, 2021
Total assets
United States	78%	69%
United Kingdom	8%	12%
The Netherlands	8%	11%
Spain	2%	1%
Poland	1%	2%
Germany	1%	2%
Czech Republic	1%	2%
Ireland	1%	1%

For the three and nine months ended September 30, 2022 and 2021 the Company’s reconciliation of the Company’s revenues in excess of property expenses to the Company’s net income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reconciliation to revenues in excess of property expenses
Net income (loss)	$(12,746)	$(10,962)	$(44,653)	$(28,374)
Depreciation and amortization	31,851	21,460	86,440	66,403
Asset management fees	7,090	4,252	18,699	11,558
Performance participation allocation	998	4,212	23,294	11,695
General and administrative expenses	2,131	1,088	5,388	3,897
(Gain) loss on derivative instruments	(11,463)	(335)	(17,255)	(59)
(Gain) loss on investments in real estate-related securities	9,118	(125)	29,244	(9,214)
Gain on sale of real estate	50	—	(20,971)	(1,432)
Foreign currency (gains) losses	2,746	1,312	6,215	945
Interest expense	11,396	6,844	26,888	18,592
Other income and expenses	(1,622)	(519)	(3,456)	(1,487)
(Benefit) provision for income taxes	1,112	135	3,384	2,818
Provision for income taxes related to sale of real estate	—	1,132	1,732	1,132
Total revenues in excess of property expenses	$40,661	$28,494	$114,949	$76,474

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$22,469	$15,545
Cash paid for income taxes	$1,161	$1,606
Cash paid for income taxes related to sale of real estate	$—	$1,132
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$11,418	$6,597
Distributions reinvested	$43,106	$25,958
Shares tendered for redemption	$3,034	$3,924
Non-cash net liabilities (assets) assumed	$23,807	$9,732
Offering costs payable to the Advisor	$4,383	$3,427
Distribution and stockholder servicing fees payable to the Dealer Manager	$30,232	$10,024
Accrued capital additions	$4,245	$1,633
Accrued acquisition costs	$1,934	$480
Seller-financed debt	$6,912	$—

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

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

—	Risks associated with adverse changes in general economic or local market conditions, including the impact of inflation, rising interest rates, the conflict in Ukraine and the COVID-19 pandemic, which may adversely affect the markets in which we and our tenants operate;

—	Whether we will be successful in raising substantial additional capital, and whether we will have the opportunity to invest offering and distribution reinvestment plan proceeds to acquire properties or other investments rather than using such proceeds to redeem shares or for other purposes, and if proceeds are available for investment, our ability to make such investments in a timely manner and at appropriate amounts that provide acceptable returns;

—	Competition for tenants and real estate investment opportunities, including competition with other programs sponsored by or affiliated with Hines Interests Limited Partnership (“Hines”);

—	Our reliance on our Advisor, Hines and affiliates of Hines for our day-to-day operations and the selection of real estate investments, and our Advisor’s ability to attract and retain high-quality personnel who can provide service at a level acceptable to us;

—	Our ability to complete acquisitions of properties under contract;

—	Risks associated with conflicts of interests that result from our relationship with our Advisor and Hines, as well as conflicts of interests certain of our officers and directors face relating to the positions they hold with other entities;

—	The potential need to fund tenant improvements, lease-up costs or other capital expenditures, as well as increases in property expenses and costs of compliance with environmental matters or discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

—	The availability and timing of distributions we may pay is uncertain and cannot be assured;

—	Our distributions have been paid using cash flows from financing activities, including proceeds from our public offerings, as well as cash from the waiver of fees by our Advisor, and some or all of the distributions we pay in the future may be paid from similar sources or sources such as cash advances by our Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from our public offerings. When we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced;

—	Risks associated with debt, our ability to secure financing and our ability to comply with covenants in our debt agreements;

—	Catastrophic events, such as hurricanes, earthquakes, tornadoes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

—	The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments;

—	Changes in governmental, tax, real estate and zoning laws and regulations and the related costs of compliance and increases in our administrative operating expenses, including expenses associated with operating as a public company;

—	International investment risks, including the burden of complying with a wide variety of foreign laws and the uncertainty of such laws, the tax treatment of transaction structures, political and economic instability, foreign currency fluctuations, and inflation and governmental measures to curb inflation may adversely affect our operations and our ability to make distributions;

—	The lack of liquidity associated with our assets; and

—	Our ability to continue to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

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

We raise capital for our investments through public offerings of our common stock. We intend to conduct a continuous public offering with unlimited duration by registering a series of consecutive public offerings with the SEC. We launched our third public offering of up to $2.5 billion in shares of common stock on June 2, 2021. We have raised $2.6 billion from the sale of 251.3 million shares through our public offerings as of September 30, 2022, including shares issued pursuant to our distribution reinvestment plan.

Summary of 2022 Activities

The rising probability of a global recession has emerged as the most visible risk to commercial real estate performance. Yield curves in the third quarter of 2022 were negative in North America and the UK. Much of Developed Europe remained positive as of September but the spread is rapidly shrinking, while the open and export-oriented economies of South Korea and Singapore have seen their yield curves go negative. Further, inflation remains well above the target range for central banks in many countries which has resulted in rate increases. Both above-trend inflation and rising interest rates are potentially distortionary factors for commercial real estate markets.

Volatility in alternative markets may be a source of risk for commercial real estate. Global investor confidence remains low, driven by the conflict in Ukraine and corresponding risk in supply of raw materials, including grains and natural gas. The strict “Zero-Covid” policy in China has lead to sudden closures of manufacturing and logistics nodes for indeterminate lengths of time. Housing values have already undergone a correction in Australia and Canada, while rising mortgage rates threaten to upend residential markets elsewhere.

From an operational perspective, The Company’s current portfolio is well suited to withstand the current economic conditions by providing investors a mix of inflationary hedged assets such as multi-family and self-storage along with strong credit tenancy with limited near-term rollover. Additionally, Hines’s global footprint provides a unique ability to source compelling acquisition opportunities during a volatile economic climate.

Presented below are highlights of our activities during the nine months ended September 30, 2022:
Capital Raising and Performance
•For the nine months ended September 30, 2022 we raised $931.2 million of gross proceeds from the sale of common stock through our public offerings, including shares issued pursuant to our distribution reinvestment plan.
•For the nine months ended September 30, 2022 we declared distributions of $87.0 million. Our gross annualized distribution rate has remained at $0.625 per share since January 2019.
•The total return for the nine months ended September 30, 2022 was 8.07% (10.76% annualized) for Class I shares. Total return is calculated as the change in our net asset value (“NAV”) per share during the respective period, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares. Refer to “Performance Summary of Share Classes” below for a more comprehensive summary of the performance of all our share classes.
•We, through our Operating Partnership, launched our DST program in September 2022, through which we may raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of September 30, 2022, we had one property held through the DST Program, 200 Park Place, and have not yet sold any interests in the DST Program.
Investments and Financing Activities
•During the nine months ended September 30, 2022, we acquired 13 investments, four of which were at properties already owned by us. These acquisitions comprise 2.6 million square feet for an aggregate net purchase price of $1.1 billion. See Note 3—Investment Property for additional information regarding our acquisitions during the nine months ended September 30, 2022.

•We sold Royal Mail, a UK logistics property, and Venue Museum District, a domestic multifamily property, in March 2022 for aggregate sales proceeds of $120.2 million. Both sales were transacted as like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchanges”) in order to defer the taxable gains on the sales. See Note 3—Investment Property for additional information regarding our dispositions during the nine months ended September 30, 2022.
•In August 2022, we completed our two-year renovation project at Montrose Student Residences and resumed normal operations. The property was 99% leased as of September 30, 2022.
•Our leverage ratio decreased from 42% as of December 31, 2021, to 34% as of September 30, 2022, resulting primarily from the usage of offering proceeds to fund our recent acquisition activity. Additionally, our weighted average interest rate increased from 1.83% as of December 31, 2021 to 3.73% as of September 30, 2022.

Our Real Estate Portfolio

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of September 30, 2022, we owned interests in 38 real estate investments consisting of 16.3 million square feet of leasable space that was 96% leased. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of September 30, 2022 (“Estimated Values”), which are consistent with the values used to determine our net asset value (“NAV”) per share on that date.

The following charts depict the location of our real estate investments as of September 30, 2022. Approximately 72% of our portfolio is located throughout the United States and approximately 28% is located internationally, based on the Estimated Values.

The following table provides additional information regarding each of our properties, including DST properties, and is presented as of September 30, 2022 except as described in the footnotes below.

Property	Location	Date Acquired	Leasable Square Feet	Percent Leased
Office Investments
Cottonwood Corporate Center	Salt Lake City, Utah	7/2016	483,073	87%
1015 Half Street	Washington D.C.	5/2021	396,335	98%
Waypoint	Torrance, California	12/2021	146,478	95%
Liberty Station	San Diego, California	1/2022	187,230	100%
1315 N. North Branch	Chicago, Illinois	2/2022	108,267	100%
200 Park Place	Houston, Texas	7/2022	206,943	100%
Total Office			1,528,326	95%

Industrial Investments
Domestic Industrial
Advanced Manufacturing Portfolio	Santa Clara, California	8/2020	417,392	100%
6000 Schertz	Schertz, Texas	12/2020	1,262,294	100%
900 Patrol Road	Jeffersonville, Indiana	5/2021	1,015,740	100%
Miramar Activity Business Center	Miramar, California	6/2021	163,764	97%
Total Domestic Industrial			2,859,190	100%

Central Europe Industrial
Fresh Park Venlo	Venlo, Netherlands	10/2018	3,054,667	98%
Maintal Logistics	Frankfurt, Germany	12/2018	394,975	43%
ABC Westland	The Hague, Netherlands	5/2019	1,563,431	99%
Gdańsk PL II	Gdańsk, Poland	9/2019	346,996	100%
Łódź Urban Logistics	Łódź, Poland	9/2019	389,229	100%
Madrid Airport Complex	Madrid, Spain	6/2020	467,013	100%
Eastgate Park	Prague, Czech Republic	10/2021	420,888	99%
Total Central Europe Industrial			6,637,199	95%

U.K. Industrial
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	11/2019	145,452	100%
DSG Bristol	Bristol, United Kingdom	11/2019	269,089	100%
Wakefield Logistics	Wakefield, United Kingdom	7/2020	207,115	100%
5100 Cross Point	Coventry, United Kingdom	12/2020	146,652	100%
Central City Coventry	Coventry, United Kingdom	3/2022	399,124	100%
Total U.K. Industrial			1,167,432	100%
Total Industrial			10,663,821	97%

Residential/Living Investments
Domestic Residential/Living
The Alloy	College Park, Maryland	11/2019	230,362	89%
The Emerson	Centreville, Virginia	1/2020	328,341	96%
Center Place	Providence, Rhode Island	12/2021	242,351	94%
Gables Station	Miami, Florida	8/2022	612,992	93%
Total Domestic Residential/Living			1,414,046	93%

International Residential/Living
Montrose Student Residences	Dublin, Ireland	3/2017	51,649	99%
Queen’s Court Student Residences	Reading, United Kingdom	10/2017	105,895	99%
Glasgow West End	Glasgow, United Kingdom	9/2019	112,957	100%
Total International Residential/Living			270,501	99%
Total Residential/Living			1,684,547	94%

Retail Investments
Rookwood	Cincinnati, Ohio	1/2017	596,171	94%
Promenade Shops at Briargate	Colorado Springs, Colorado	9/2019	239,028	96%
Waverly Place	Cary, North Carolina	6/2022	207,640	90%
Total Retail			1,042,839	94%

Other Investments
5301 Patrick Henry	Santa Clara, California	2/2021	129,199	100%
Bradley Business Center	Chicago, Illinois	11/2021	467,410	98%
WGN Studios	Chicago, Illinois	11/2021	131,515	100%
Burbank Media Studios	Burbank, California	2/2022	85,285	100%
Wells Fargo Center	Hillsboro, Oregon	4/2022	212,363	100%
Nashville Self Storage Portfolio (1)	Nashville, Tennessee	7/2022	354,647	89%
Total Other			1,380,419	97%

Total for All Investments			16,299,952	96%

(1)Nashville Self Storage Portfolio is comprised of five self storage properties located in greater Nashville, Tennessee.

NAV and Distributions

We began determining our NAV per share on a monthly basis in January 2018. Since that time, our NAV per share increased from $9.78 in the beginning of 2018 to $11.17 as of September 30, 2022. As illustrated in the chart below, the NAV per share fell to a low of $9.71 as of April 30, 2020, driven primarily by the adverse impact on global commercial activity and volatility in financial markets caused by the Coronavirus pandemic, which affected the performance and value of our investment properties during that time. Set forth below is additional historical information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).

1.Please see our Current Report on Form 8-K filed with the SEC on October 17, 2022 for additional information concerning the methodology used to determine, and the limitations of, the NAV per share as of September 30, 2022. Please see our Annual Reports on Form 10-K for the years ended December 31, 2021 as well as our Current Reports on Form 8-K for additional information concerning the NAV per share determined as of prior dates.
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
2.We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions. Therefore, some or all of our distributions have been and may continue to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. See “— Financial Condition, Liquidity and Capital Resources” for additional information concerning our distributions.

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
The table below discloses the total returns for the classes of shares that are available for investment:

As of September 30, 2022
Shares Class (1)	1-Year	3-Year	ITD
Class I Shares (2)	14.56%	9.81%	9.50%
Class D Shares (2)	14.28%	9.54%	9.23%
Class S Shares (No Sales Load) (3)	13.61%	8.79%	8.46%
Class S Shares (With Sales Load) (4)	9.68%	7.50%	7.65%
Class T Shares (No Sales Load) (3)	13.44%	8.73%	8.42%
Class T Shares (With Sales Load) (4)	9.52%	7.43%	7.61%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment:

As of September 30, 2022
Shares Class (1)	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	14.56%	9.81%	9.34%	9.33%
Class AX Shares (With Sales Load)	N/A	N/A	7.32%	7.78%
Class TX Shares (No Sales Load)	13.44%	8.73%	8.26%	8.70%
Class TX Shares (With Sales Load)	N/A	N/A	7.46%	7.82%
Class IX Shares (No Sales Load)	14.28%	9.54%	9.07%	8.93%
Class IX Shares (With Sales Load)	N/A	N/A	8.98%	8.77%
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

As of September 30, 2022 our portfolio was approximately 34% leveraged, based on the Estimated Values of our real estate investments owned as of that date, with a weighted average interest rate of 3.73%. Our leverage percentage has decreased from 42% as of December 31, 2021, resulting primarily from the usage of offering proceeds to fund our recent acquisition activity. We generally expect our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions and redemptions.

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

Cash flows from operating activities for the nine months ended September 30, 2022 decreased by $29.2 million as compared to the same period in the prior year. Generally, we expect cash flows from operating activities to increase each year as we continue to acquire additional properties. However, the decrease is primarily the result of the $24.8 million performance participation allocation paid to our Advisor during the first quarter of 2022 compared to no performance participation allocation payment to our Advisor in 2021, as well as an increase in costs associated with leasing activities, including tenant inducement payouts, during the nine months ended September 30, 2022 as compared to the same period in the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2022 and the nine months ended September 30, 2021 were primarily due to the following:

Nine months ended September 30, 2022
•Payments of $1.1 billion, primarily related to our investments in real estate.
•Capital expenditures of approximately $31.3 million at our investment properties.
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
•Payments of $87.6 million to purchase real estate-related securities, including $46.0 million of additional offering proceeds invested into our real estate-related securities portfolio. We also received proceeds of $39.2 million from the sales of these securities.

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

Cash Flows from Financing Activities

Public Offerings

We raised gross proceeds of $887.9 million and $347.6 million from our public offerings during the nine months ended September 30, 2022 and 2021, respectively, excluding proceeds from the distribution reinvestment plan. Our offering was more widely distributed during the nine months ended September 30, 2022, which resulted in the increase in gross proceeds. In addition, during the nine months ended September 30, 2022 and 2021, we redeemed $36.0 million and $33.4 million in shares of our common stock pursuant to our share redemption program, respectively. Total redemptions for the three months ended September 30, 2022 represented approximately 0.65% of our NAV as of June 30, 2022, which is well below our 5% quarterly limitation.

In addition to the investing activities described previously, we use proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the nine months ended September 30, 2022 and 2021, we made payments of $13.9 million and $7.9 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our public offerings. The change in these fees is generally attributable to the amount of offering proceeds raised, but is also impacted by variations in the amount of each share class sold during the year. During the nine months ended September 30, 2022 and 2021, we reimbursed our Advisor $5.7 million and $5.1 million, respectively, for organization and offering costs.

Distributions

With the authorization of our board of directors, we declared distributions monthly from January 2021 through October 2022 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders during the nine months ended September 30, 2022 and 2021 were $83.1 million and $50.3 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the nine months ended September 30, 2022 and September 30, 2021, we funded 71% and 46% of total distributions with cash flows from investing activities, respectively, which include proceeds from the sale of real estate.

The following table outlines our total distributions declared to stockholders for each quarter during 2022 and 2021, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	Stockholders			Distributions Paid With Cash Flows From Operating Activities (1)
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2022
September 30, 2022	$15,829	$17,270	$33,100	$22,836	69%
June 30, 2022	14,087	15,096	29,183	2,791	10%
March 31, 2022	11,891	12,862	24,753	—	—%
Total	$41,807	$45,228	$87,036	$25,627	29%
2021
December 31, 2021	$10,256	$11,133	$21,389	$15,512	73%
September 30, 2021	9,078	10,005	19,083	19,083	100%
June 30, 2021	8,378	8,915	17,293	3,583	21%
March 31, 2021	7,615	7,978	15,593	5,215	33%
Total	$35,327	$38,031	$73,358	$43,393	59%
(1)Includes distributions paid to noncontrolling interests.

Debt Financings

As mentioned above under “—Financial Condition, Liquidity and Capital Resources,” our portfolio was approximately 34% leveraged as of September 30, 2022 (based on the most recent valuations of our real estate investments). Our total loan principal outstanding had a weighted average interest rate of 3.73% as of September 30, 2022. Below is additional information regarding our loan activity for the nine months ended September 30, 2022 and 2021. See Note 5—Debt Financing for additional information regarding our outstanding debt and our interest rate exposure.

Nine months ended September 30, 2022
•We received proceeds from notes payable of $291.3 million, which included $250.0 million in draws on our Revolving Credit Facility, $30.5 million in new permanent mortgage financing secured by Madrid Airport Complex following the repayment and extinguishment of its original mortgage financing, as well as $9.4 million from a principal upsize as a result of the debt modification of the permanent mortgage financing secured by Glasgow West End.

•We made payments on notes payable of $97.8 million, which included $60.0 million in payments on our Revolving Credit Facility, $21.1 million to pay off the outstanding balance of our secured debt relating to Royal Mail, which was sold in March 2022, $12.9 million to pay off the outstanding balance of our original secured debt relating to Madrid Airport Complex, and principal payments relating to our permanent mortgage financing.
•We made payments of $1.9 million in financing costs primarily related to our permanent mortgage financing secured by Madrid Airport Complex.

Nine months ended September 30, 2021
•We received proceeds from notes payable of $484.6 million, which included $361.1 million in draws on our Revolving Credit Facility, $108.0 million from a bridge loan with JPMorgan as well as $15.5 million relating to permanent mortgage financing. These proceeds were used primarily to provide cash for the four acquisitions during the period.
•We made payments on notes payable of $322.7 million, which included $206.0 million in payments on our Revolving Credit Facility, $108.0 million to fully repay the bridge loan with JPMorgan as well as principal payments of $8.7 million relating to our permanent mortgage financing. Our Revolving Credit Facility had an outstanding balance of $395.0 million as of September 30, 2021.
•We made payments of $2.6 million in financing costs primarily related to our debt facility with JPMorgan.

Results of Operations

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

The table below includes information regarding changes in our results of operations for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in 2022 compared to 2021 as a result of additional capital raised and invested in real estate, as offset by recent property dispositions. All amounts are in thousands, except for percentages:

	Three Months Ended September 30,		Change
	2022	2021	$	%
Revenues:
Rental revenue	$63,676	$45,790	$17,886	39%
Other revenue	2,180	822	1,358	165%
Total revenues	65,856	46,612	19,244	41%
Expenses:
Property operating expenses	15,417	11,338	4,079	36%
Real property taxes	7,771	5,229	2,542	49%
Property management fees	2,007	1,551	456	29%
Depreciation and amortization	31,851	21,460	10,391	48%
Asset management fees	7,090	4,252	2,838	67%
Performance participation allocation	998	4,212	(3,214)	(76)%
General and administrative expenses	2,131	1,088	1,043	96%
Total expenses	67,265	49,130	18,135	37%
Other income (expenses):
Gain (loss) on derivative instruments	11,463	335	11,128	N/A*
Gain (loss) on investments in real estate-related securities	(9,118)	125	(9,243)	N/A*
Gain (loss) on sale of real estate	(50)	—	(50)	N/A*
Foreign currency gains (losses)	(2,746)	(1,312)	(1,434)	109%
Interest expense	(11,396)	(6,844)	(4,552)	67%
Other income and expenses	1,622	519	1,103	213%
Income (loss) before benefit (provision) for income taxes	(11,634)	(9,695)	(1,939)	20%
Benefit (provision) for income taxes	(1,112)	(135)	(977)	724%
Provision for income taxes related to sale of real estate	—	(1,132)	1,132	N/A*
Net income (loss)	$(12,746)	$(10,962)	$(1,784)	16%
* Not a meaningful percentage

Total revenues: The increase in total revenues is primarily the result of our significant acquisition activity. For example, from October 1, 2021 through September 30, 2022 we have invested over $1.4 billion in additional real estate investments. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
Property operating expenses: The increase in property operating expenses is primarily due to our significant acquisition activity, as described above. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
Real property taxes: The increase in real property taxes is primarily due to our significant acquisition activity, as described above.
Property management fees: The increase in property management fees is primarily due to our significant acquisition activity, as described above.

Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to the additional real estate investments acquired since September 30, 2021.
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV. The increase in these fees is primarily due to the additional real estate investments made since September 30, 2021.
Performance participation allocation: The decrease in the amount of performance participation allocation earned by our Advisor during the three months ended September 30, 2022 compared to the same period in the previous year is primarily due to the $0.12 decline in our NAV per share during the recent quarter. Please see above “—NAV and Distributions” for additional information concerning the change in NAV per share.
General and administrative expenses: General and administrative expenses increased primarily due to increased shareholder costs, including costs of soliciting the votes necessary to hold our annual shareholder meeting. We generally expect our general and administrative expenses to continue to increase as we continue raising capital from our public offerings.
Gain (loss) on derivative instruments: We enter into interest rate hedging instruments in order to limit our exposure against the variability of future interest rates on our variable interest rate borrowings and enter into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. During the three months ended September 30, 2022, such gains were primarily related to the position of our interest rate hedging instruments as a result of rising reference rates during the period.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities which consist of common equities, preferred equities and debt investments of publicly traded REITs.  These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. The performance of traded real estate-related securities during the three months ended September 30, 2022 was adversely impacted by concerns about inflation, rising interest rates and Russia’s invasion of Ukraine. For further detail on the gains and losses relating to our investments in real estate-related securities, see Note 2—Significant Accounting Policies in the notes to the accompanying financial statements.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the three months ended September 30, 2022, these losses were primarily related to the effect of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense primarily increased due to additional indebtedness outstanding during the period resulting from additional real estate investments acquired since September 30, 2021, as well as increasing interest rates on our variable-rate loans.
Other income and expenses: Primarily relates to interest and dividend income associated with our investments in real estate-related securities. The increase is primarily due to additional investments in real estate-related securities made in the past year. As of September 30, 2022, we had invested $102.0 million of cash into our securities portfolio, compared to $53.0 million as of September 30, 2021.
Benefit (provision) for income taxes: The $1.0 million increase in tax provision is primarily a result of changes in our net deferred tax assets and liabilities related to book / tax timing differences at our international subsidiaries.
Provision for income taxes related to sale of real estate: The provision during the three months ended September 30, 2021 relates to the income tax incurred as a result of the final repatriation of proceeds from the April 2020 sale of Bishop’s Square.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the three months ended September 30, 2022 includes 24 properties.

The following table presents revenues for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, by reportable segment. In total, revenues increased by $19.2 million, resulting primarily from our significant acquisition activity, as described previously, as offset by the disposition of two properties during 2022. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Three Months Ended September 30,		Change
	2022	2021	$		%
Revenues
Same-store properties
Office investments	$7,851	$8,917	$(1,066)	(1)	(12)%
Industrial investments	21,144	20,281	863	(2)	4%
Residential/Living investments	6,988	6,248	740	(3)	12%
Retail investments	6,756	7,752	(996)	(4)	(13)%
Other investments	1,437	1,395	42		3%
Total same-store properties	$44,176	$44,593	$(417)		(1)%
Recent acquisitions	21,680	—	21,680		N/A*
Disposed properties	—	2,019	(2,019)		N/A*
Total revenues	$65,856	$46,612	$19,244		41%
* Not a meaningful percentage

(1)The decrease is primarily due to the lease expiration of the major tenant at Cottonwood on September 30, 2021 without renewal. We have signed a lease with a new tenant for the vacant space, though occupancy is not scheduled until the first quarter of 2023.
(2)The increase is primarily a result of additional recovery revenue from higher energy and utility costs at certain of our central European industrial properties. Energy and utility costs are generally recovered from the tenants at those properties and do not have an effect on the net operating income of the property. Additionally, the increase in these revenues is offset by the impact of the weakening of the Euro, British pound and Polish zloty against the U.S. dollar during the three months ended September 30, 2022 compared with the same period in 2021.
(3)The increase is primarily due to an increase in rental rates for the 2022/2023 school year at our student housing properties compared to the prior year, as well as for new leases at one of our domestic residential/living properties compared to the prior year. Additionally, occupancy has increased at Montrose Student Residences as a result of the completion of our two-year renovation project at the property. The property was 99% leased as of September 30, 2022. Increases in revenue at our foreign student housing properties are partially offset by the impact of the weakening of the Euro and British pound against the U.S. dollar during the three months ended September 30, 2022 compared with the same period in 2021.
(4)The decrease is primarily due to termination fees received during the prior year in relation to certain tenants at our retail properties, which were included in revenue for the three months ended September 30, 2021.

The following table presents the property expenses of each reportable segment for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. In total, property expenses increased as a result of our significant acquisition activity, as previously described, as offset by the dispositions of two properties during 2022. See below for additional explanations of notable changes in same-store property expenses. All amounts are in thousands, except for percentages.

	Three Months Ended September 30,		Change
	2022	2021	$		%
Property expenses(1)
Same-store properties
Office investments	$2,949	$3,168	$(219)		(7)%
Industrial investments	7,195	6,388	807	(2)	13%
Residential/Living investments	4,092	4,350	(258)		(6)%
Retail investments	2,662	2,936	(274)		(9)%
Other investments	294	282	12		4%
Total same-store properties	$17,192	$17,124	$68		—%
Recent acquisitions	8,003	—	8,003		N/A*
Disposed properties	—	994	(994)		N/A*
Total property expenses	$25,195	$18,118	$7,077		39%
* Not a meaningful percentage

(1)Property expenses include property operating expenses, real property taxes and property management fees.
(2)The increase is primarily a result of increasing energy and utility costs at certain of our central European industrial properties. Energy and utility costs are generally recovered from the tenants at those properties and do not have an effect on the net operating income of the property. Additionally, the increase in these expenses is offset by the impact of the weakening of the Euro, British pound and Polish zloty against the U.S. dollar during the three months ended September 30, 2022 compared with the same period in 2021.

The following table presents revenues in excess of property expenses for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, by reportable segment. Total revenues in excess of property expenses increased primarily as a result of our significant recent acquisition activity, as previously described, as offset by the dispositions of two properties during 2022. See above for additional explanations of notable changes in same-store revenues in excess of expenses. All amounts below are in thousands, except for percentages.

	Three Months Ended September 30,		Change
	2022	2021	$		%
Revenues in excess of property expenses(1)
Same-store properties
Office investments	$4,902	$5,749	$(847)	(2)	(15)%
Industrial investments	13,949	13,893	56		—%
Residential/Living investments	2,896	1,898	998	(3)	53%
Retail investments	4,094	4,816	(722)	(4)	(15)%
Other investments	1,143	1,113	30		3%
Total same-store properties	$26,984	$27,469	$(485)		(2)%
Recent acquisitions	13,677	—	13,677		N/A*
Disposed properties	—	1,025	(1,025)		N/A*
Total revenues in excess of property expenses	$40,661	$28,494	$12,167		43%
* Not a meaningful percentage

(1)Revenues in excess of property expenses include total revenues less property operating expenses, real property taxes and property management fees.
(2)The decrease is primarily due to a lease expiration of a major tenant without renewal. Please refer to the tables above for further detail regarding these changes.
(3)The increase is primarily due to an increase in rental rates as well as occupancy at our European student housing properties. Please refer to the tables above for further detail regarding these changes.
(4)The decrease is primarily due to termination fees received during the prior year. Please refer to the tables above for further detail regarding these changes.

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

The table below includes information regarding changes in our results of operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, including explanations of significant changes and any significant or unusual activity. As described more completely below, most amounts increased in 2022 compared to 2021 as a result of additional capital raised and invested in real estate, as offset by property dispositions. All amounts are in thousands, except for percentages:

	Nine Months Ended September 30,		Change
	2022	2021	$	%
Revenues:
Rental revenue	$179,157	$123,690	$55,467	45%
Other revenue	5,158	2,605	2,553	98%
Total revenues	184,315	126,295	58,020	46%
Expenses:
Property operating expenses	42,043	30,951	11,092	36%
Real property taxes	21,816	14,409	7,407	51%
Property management fees	5,507	4,461	1,046	23%
Depreciation and amortization	86,440	66,403	20,037	30%
Asset management fees	18,699	11,558	7,141	62%
Performance participation allocation	23,294	11,695	11,599	99%
General and administrative expenses	5,388	3,897	1,491	38%
Total expenses	203,187	143,374	59,813	42%
Other income (expenses):
Gain (loss) on derivative instruments	17,255	59	17,196	N/A*
Gain (loss) on investments in real estate-related securities	(29,244)	9,214	(38,458)	N/A*
Gain (loss) on sale of real estate	20,971	1,432	19,539	N/A*
Foreign currency gains (losses)	(6,215)	(945)	(5,270)	N/A*
Interest expense	(26,888)	(18,592)	(8,296)	45%
Interest and other income	3,456	1,487	1,969	132%
Income (loss) before benefit (provision) for income taxes	(39,537)	(24,424)	(15,113)	62%
Benefit (provision) for income taxes	(3,384)	(2,818)	(566)	20%
Provision for income taxes related to sale of real estate	(1,732)	(1,132)	(600)	53%
Net income (loss)	$(44,653)	$(28,374)	$(16,279)	57%
* Not a meaningful percentage
Total revenues: The increase in total revenues is primarily the result of our significant acquisition activity. For example, from October 1, 2021 through September 30, 2022 we have invested over $1.4 billion in additional real estate investments. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
Property operating expenses: The increase in property operating expenses is primarily due to our significant acquisition activity, as described above. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
Real property taxes: The increase in real property taxes is primarily due to our significant acquisition activity, as described above.
Property management fees: The increase in property management fees is primarily due to our significant acquisition activity, as described above.
Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to the additional real estate investments acquired since September 30, 2021, offset by dispositions of two real estate investments during 2022.

Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV. The increase in these fees is primarily due to the additional real estate investments made since September 30, 2021.
Performance participation allocation: The increase in performance participation allocation is primarily due to increases in our NAV per share and additional capital being raised. Please see “—NAV and Distributions” for additional information concerning the change in NAV per share.
General and administrative expenses: General and administrative expenses increased primarily due to increased shareholder costs, including costs of soliciting the votes necessary to hold our annual shareholder meeting. We generally expect our general and administrative expenses to continue to increase as we continue raising capital in our public offerings.
Gain (loss) on derivative instruments: We enter into interest rate hedging instruments in order to limit our exposure against the variability of future interest rates on our variable interest rate borrowings and enter into foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. During the nine months ended September 30, 2022, such gains were primarily related to the position of our interest rate hedging instruments as a result of rising interest rates during the period.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities which consist of common equities, preferred equities and debt investments of publicly traded REITs.  These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. The performance of traded real estate-related securities during the nine months ended September 30, 2022 was adversely impacted by concerns about inflation, rising interest rates and Russia’s invasion of Ukraine. The gains recorded during the prior year were primarily due to the stock market recovery that followed the stock market decline during the first half of 2020 related to the Coronavirus pandemic. For further detail on the gains and losses relating to our investments in real estate-related securities, see Note 2—Significant Accounting Policies in the notes to the accompanying financial statements.
Gain (loss) on sale of real estate: We acquired Royal Mail in December 2019 for a contract purchase price of £25.4 million (approximately $33.4 million assuming a rate of $1.31 per GBP as of the acquisition date) and we sold Royal Mail in March 2022 for a contract sales price of £34.7 million (approximately $46.5 million assuming a rate of $1.34 per GBP as of the date of transaction), resulting in the recognition of a gain of $11.5 million related to this sale. Additionally, we acquired Venue Museum District in September 2018 for a contract purchase price of $72.9 million and we sold Venue Museum District in March 2022 for a contract price of $76.0 million, resulting in the recognition of a gain of $9.9 million related to this sale. We had no property dispositions during the nine months ended September 30, 2021.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the nine months ended September 30, 2022, these losses were primarily related to the effect of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense primarily increased due to additional indebtedness outstanding during the period resulting from additional real estate investments acquired since September 30, 2021, as well as increasing interest rates on our variable-rate loans.
Other income and expenses: Primarily relates to interest and dividend income associated with our investments in real estate-related securities. The increase is primarily due to additional investments in real estate-related securities made in the past year. As of September 30, 2022, we had invested $102.0 million of cash into our securities portfolio, compared to $53.0 million as of September 30, 2021.
Provision for income taxes related to sale of real estate: We incurred $1.7 million in international jurisdiction income tax during the nine months ended September 30, 2022 as a result of the sale of Royal Mail during March 2022. The provision during the nine months ended September 30, 2021 relates to the income tax incurred as a result of the final repatriation of proceeds from the April 2020 sale of Bishop’s Square.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the nine months ended September 30, 2022 includes 20 properties.

The following table presents revenues for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, by reportable segment. In total, revenues increased by $58.0 million, resulting primarily from our significant acquisition activity, as described previously, as offset by the disposition of two properties during 2022. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Nine Months Ended September 30,		Change
	2022	2021	$		%
Revenues
Same-store properties
Office investments	$8,030	$11,315	$(3,285)	(1)	(29)%
Industrial investments	58,613	54,477	4,136	(2)	8%
Residential/Living investments	22,261	19,216	3,045	(3)	16%
Retail investments	20,379	20,746	(367)		(2)%
Total same-store properties	$109,283	$105,754	$3,529		3%
Recent acquisitions	73,472	14,608	58,864		N/A*
Disposed properties	1,560	5,933	(4,373)		N/A*
Total revenues	$184,315	$126,295	$58,020		46%
* Not a meaningful percentage

(1)The decrease is primarily due to the lease expiration of the major tenant at Cottonwood on September 30, 2021 without renewal. We have signed a lease with a new tenant for the vacant space, though occupancy is not scheduled until the first quarter of 2023.
(2)The increase is primarily due to a termination fee in relation to a significant tenant at one of our central European industrial properties, as well as a result of additional recovery revenue from higher energy and utility costs at certain of our central European industrial properties. Energy and utility costs are generally recovered from the tenants at those properties and do not have an effect on the net operating income of the property. Increases in revenue at our central European industrial properties are partially offset by the impact of the weakening of the Euro, British pound and Polish zloty against the U.S. dollar during the nine months ended September 30, 2022 compared with the same period in 2021.
(3)The increase is primarily due to an increase in rental rates for the 2022/2023 school year at our student housing properties compared to the prior year, as well as for new leases at one of our domestic residential/living properties compared to the prior year. Additionally, occupancy has increased at Montrose Student Residences as a result of the completion of our two-year renovation project at the property. The property was 99% leased as of September 30, 2022. Increases in revenue at our foreign student housing properties are partially offset by the impact of the weakening of the Euro and British pound against the U.S. dollar during the nine months ended September 30, 2022 compared with the same period in 2021.

The following table presents the property expenses of each reportable segment for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. In total, property expenses increased as a result of our significant acquisition activity, as previously described, as offset by the dispositions of two properties during 2022. See below for additional explanations of notable changes in same-store property expenses. All amounts are in thousands, except for percentages.

	Nine Months Ended September 30,		Change
	2022	2021	$		%
Property expenses(1)
Same-store properties
Office investments	$3,859	$4,181	$(322)		(8)%
Industrial investments	20,319	18,291	2,028	(2)	11%
Residential/Living investments	10,286	11,142	(856)	(3)	(8)%
Retail investments	8,664	8,926	(262)		(3)%
Total same-store properties	$43,128	$42,540	$588		1%
Recent acquisitions	24,892	4,319	20,573		N/A*
Disposed properties	1,346	2,962	(1,616)		N/A*
Total property expenses	$69,366	$49,821	$19,545		39%
* Not a meaningful percentage

(1)Property expenses include property operating expenses, real property taxes and property management fees.
(2)The increase is primarily a result of increasing energy and utility costs at certain of our central European industrial properties. Energy and utility costs are generally recovered from the tenants at those properties and do not have an effect on the net operating income of the property. Additionally, the increase in these expenses is offset by the impact of the weakening of the Euro and British pound against the U.S. dollar during the nine months ended September 30, 2022 compared with the same period in 2021.
(3)Increased property expenses during 2021 resulted from demolition costs incurred in relation to our two-year renovation project at Montrose Student Residences, which was completed in August 2022.

The following table presents revenues in excess of property expenses for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, by reportable segment. Total revenues in excess of property expenses increased primarily as a result of our significant recent acquisition activity, as previously described. See above for additional explanations of notable changes in same-store revenues in excess of expenses. All amounts below are in thousands, except for percentages.

	Nine Months Ended September 30,		Change
	2022	2021	$		%
Revenues in excess of property expenses(1)
Same-store properties
Office investments	$4,171	$7,134	$(2,963)	(2)	(42)%
Industrial investments	38,294	36,186	2,108	(3)	6%
Residential/Living investments	11,975	8,074	3,901	(4)	48%
Retail investments	11,715	11,820	(105)		(1)%
Total same-store properties	$66,155	$63,214	$2,941		5%
Recent acquisitions	48,580	10,289	38,291		N/A*
Disposed properties	214	2,971	(2,757)		(93)%
Total revenues in excess of property expenses	$114,949	$76,474	$38,475		50%
* Not a meaningful percentage

(1)Revenues in excess of property expenses include total revenues less property operating expenses, real property taxes and property management fees.
(2)The decrease is primarily due to a lease expiration of a major tenant without renewal. Please refer to the tables above for further detail regarding these changes.
(3)The increase is primarily due to a termination fee received from a significant tenant. Please refer to the tables above for further detail regarding these changes.
(4)The increase is primarily due to an increase in rental rates as well as occupancy at our European student housing properties. Please refer to the tables above for further detail regarding these changes.

Operating Expense Limitation

Generally, we are prohibited by our charter from incurring total operating expenses which, at the end of the four preceding fiscal quarters exceeds the greater of: (i) 2.0% of our average invested assets, or (ii) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). For these purposes, total operating expenses exclude rental expenses, real estate-related depreciation and amortization expense, interest expense, acquisition expenses, taxes and impairments. Our charter requires that we calculate the figures used in determining whether operating expenses have exceeded the 2%/25% Limitation in accordance with GAAP applied on a consistent basis. Notwithstanding the above, we may incur total operating expenses in excess of this limitation if a majority of our independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Our total operating expenses exceeded the 2%/25% Limitation as of the four fiscal quarters ended September 30, 2022. Our independent directors unanimously determined that the excess expenses were justified based upon a review of unusual and non-recurring factors, including but not limited to outsized performance during this period resulting in an increased performance participation allocation expense.

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

FFO should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operating performance. In addition, FFO should not be considered as an alternative to net income (loss) or income (loss) from continuing operations as an indication of our performance or as an alternative to cash flows from operating activities as an indication of our liquidity, but rather should be reviewed in conjunction with these and other GAAP measurements. Further, FFO is not intended to be used as a liquidity measure indicative of cash flow available to fund our cash needs, including our ability to make distributions to our stockholders. Please see the limitations listed below associated with the use of FFO:

•Prior to January 1, 2018, FFO included costs related to our acquisitions, including acquisition fees payable to our Advisor. Although these amounts reduced net income for periods prior to January 1, 2018, we generally funded such costs with proceeds from our public offerings and/or acquisition-related indebtedness and did not consider these fees and expenses in the evaluation of our operating performance. We incurred acquisition fees and expenses of $23.3 million from inception through December 31, 2017. In January 2018, we adopted Accounting Standards Update (“ASU”) 2017-01 which clarified the definition of a business and added guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We expect that all of our real estate transactions completed after that date will be accounted for using the asset acquisition guidance and, accordingly, the related acquisition-related expenses incurred will be capitalized and included in the allocated purchase price and will not be expensed. Prior to ASU 2017-01, real estate acquisitions were generally considered business combinations and the acquisition-related expenses and acquisition fees were treated as operating expenses under GAAP. Additionally, effective as of December 6, 2017, we no longer pay acquisition fees to our Advisor.

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the three and nine months ended September 30, 2022 and 2021 and the period from inception through September 30, 2022 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 31, 2013 (date of inception) through September 30, 2022
	2022	2021	2022	2021
Net income (loss)	$(12,746)	$(10,962)	$(44,653)	$(28,374)	$(38,173)
Depreciation and amortization (1)	31,851	21,460	86,440	66,403	371,219
Gain on sale of real estate	50	—	(20,971)	(1,432)	(166,988)
Taxes related to sale of real estate	—	1,132	1,732	1,132	10,637
(Gain) loss on securities (2)	9,118	(125)	29,244	(9,214)	11,816
Adjustments for noncontrolling interests (3)	—	—	—	—	117
Funds From Operations attributable to common stockholders	$28,273	$11,505	$51,792	$28,515	$188,628
Basic and diluted income (loss) per common share	$(0.06)	$(0.08)	$(0.22)	$(0.23)	$(0.65)
Funds From Operations attributable to common stockholders per common share	$0.12	$0.09	$0.26	$0.24	$3.19
Weighted average shares outstanding	227,321	132,341	199,394	120,960	59,057

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•For the three and nine months ended September 30, 2022, our Dealer Manager earned distribution and stockholder servicing fees of $2.5 million and $6.6 million, respectively, which are paid by Hines Global. For the three and nine months ended September 30, 2021, our Dealer Manager earned distribution and stockholder servicing fees of $1.6 million and $4.6 million, respectively. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through September 30, 2022 were $26.4 million.
•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. We do not consider the performance participation allocation in evaluating our operating performance. For the three and nine months ended September 30, 2022, we incurred $1.0 million and $23.3 million, respectively, in performance participation allocation fees. For the three and nine months ended September 30, 2021, we incurred $4.2 million and $11.7 million, respectively, in performance participation allocation fees. Total performance participation allocation fees incurred were $62.0 million from inception through September 30, 2022. Refer to Note 8—Related Party Transactions for more information on the performance participation allocation.

•For the three and nine months ended September 30, 2022, we recorded noncash adjustments primarily related to amortization of out-of-market lease intangibles, lease incentives and deferred financing costs and straight-line rent adjustments, which increased net income (loss) by $4.8 million and $9.6 million, respectively. For the three and nine months ended September 30, 2021, these adjustments increased net income (loss) by $0.4 million and $0.2 million, respectively. Total of such adjustments from inception through September 30, 2022 amounted to a net increase to net income (loss) of $26.0 million.
•We recorded adjustments related to derivative instruments and foreign currencies, which increased net income (loss) by approximately $8.7 million and $11.1 million for the three and nine months ended September 30, 2022, respectively. For the three and nine months ended September 30, 2021, these adjustments resulted in a decrease to net income (loss) by $1.0 million and $0.9 million, respectively. The total of such adjustments from inception through September 30, 2022 increased net income (loss) by $13.0 million.
As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees to fund distributions to our stockholders. For example, we funded 71% and 46% of total distributions for the nine months ended September 30, 2022 and 2021, respectively, with cash flows from other sources, such as cash flows from investing activities, which may include proceeds from the sale of real estate. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through September 30, 2022, we declared $305.6 million of distributions to our stockholders, compared to our total aggregate FFO of $188.6 million and our total aggregate net income of $38.2 million for that period. For the nine months ended September 30, 2022, we declared $87.0 million of distributions to our stockholders compared to our total aggregate FFO of $51.8 million. For the nine months ended September 30, 2021, we declared $52.0 million of distributions to our stockholders compared to our total aggregate FFO of $28.5 million.

Net Asset Value

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our Net Asset Value (“NAV”). Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at hinesglobalincometrust.com and is also available on our toll-free information line at (888) 220-6121. All parties engaged by us in the calculation of our NAV, including our Advisor, are subject to the oversight of our valuation committee. Generally, all of our real properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus Group U.S. Inc., or Altus, the independent valuation advisor we have engaged to prepare appraisal reviews and carry out a review of the calculation of the NAV for the Company. Altus reviewed the calculation of the new NAV per share of our common stock as of September 30, 2022, as set forth below, and concurred with the calculation of the new NAV per share.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of September 30, 2022 (the NAV per share is the same for each class of shares of our common stock):

September 30, 2022
Gross Amount
(in thousands, except per share amount)
Investments in real estate	$3,845,079
Investments in real estate-related securities	93,378
Cash, cash equivalents and restricted cash	118,360
Accounts receivable and other assets	60,505
Mortgage notes, term loans and revolving credit facilities	(1,372,617)
Accrued performance participation allocation	(23,294)
Payables and other liabilities	(92,101)
NAV	$2,629,310
Shares outstanding	235,491
NAV per common share outstanding	$11.17
The valuations of our real properties as of September 30, 2022 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type. However, the table below excludes assumptions related to properties acquired in the past 12 months since the acquisition cost of these properties will serve as their value for a period of up to one year following their acquisition, in accordance with our valuation policy.

	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Basis
Capitalization rate	5.80%	5.08%	6.53%	4.94%	5.81%	5.41%
Discount rate / internal rate of return (“IRR”)	6.51%	5.52%	7.14%	5.67%	6.37%	5.94%
Average holding period (years)	6.2	9.7	10.0	9.2	10.4	9.2

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Values
Capitalization rate (weighted-average)	0.25% decrease	3.14%	3.61%	2.28%	3.52%	2.68%	3.29%
	0.25% increase	(2.88)%	(3.70)%	(2.11)%	(3.09)%	(2.46)%	(3.19)%
Discount rate (weighted-average)	0.25% decrease	2.01%	2.05%	1.86%	2.82%	1.92%	2.18%
	0.25% increase	(1.96)%	(1.98)%	(1.81)%	(3.60)%	(1.88)%	(2.29)%

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of September 30, 2022:

September 30, 2022
Gross Amount
(in thousands)
Total stockholder’s equity	$1,904,386
Adjustments:
Accrued distribution and stockholder servicing fees and issuer costs (1)	64,173
Unrealized net appreciation of real estate investments and debt (2)	394,229
Accumulated depreciation and amortization (3)	215,983
Other adjustments (4)	50,539
Net asset value	$2,629,310
(1)     Our consolidated balance sheet as of September 30, 2022 includes a liability of $60.8 million related to distribution and stockholder servicing fees payable to our Dealer Manager in future periods with respect to shares of its common stock. The NAV per share as of September 30, 2022 does not include any liability for distribution and stockholder servicing fees that may become payable after September 30, 2022, since these fees may not ultimately be paid in certain circumstances, including if Hines Global was liquidated or if there was a listing of our common stock. Additionally, the Advisor agreed to advance certain organization and offering costs on our behalf through December 31, 2018. Such costs are reimbursed to the Advisor on a pro-rata basis over the 60-month period that commenced on January 1, 2019. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For purposes of calculating NAV, such costs are recognized as a reduction to NAV as they are reimbursed ratably over 60 months.
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

Related Party Transactions and Agreements

We have entered into agreements with our Advisor, our Dealer Manager and Hines and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. Relating to organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee, distribution and stockholder servicing fees, and payments to our Advisor for reimbursement of organization and offering costs. Relating to acquisition and operational stages, these include payments for certain services related to the management and performance of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 8—Related Party Transactions in Item 1 of this Quarterly Report on Form 10-Q, as well as Note 8—Related Party Transactions in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information concerning our related party transactions and agreements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of September 30, 2022, we were exposed to the market risks described below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to invest in our real estate investment portfolio and operations. We use interest rate hedges in connection with our variable rate debt in order to limit our exposure to rising interest rates. We had $1.2 billion of variable-rate debt outstanding as of September 30, 2022. We have fixed the interest rates on $820.1 million of our outstanding debt through the use of interest rate swaps or interest rate caps/corridors that are effective as of September 30, 2022. The remaining $403.0 million of our outstanding debt is either unhedged or is subject to interest rate caps/corridors that are not currently effective. If interest rates were to increase by 1%, we would incur an additional $4.0 million in interest expense on our debt. See Note 5—Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of September 30, 2022	Reduction in Net Income (Loss) for the Nine months ended September 30, 2022
EUR	$9,285	$101
GBP	$3,260	$1,696

(1) Our real estate assets in Poland and the Czech Republic were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty or Czech koruna exposure upon disposition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of November 14, 2022, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

As of September 30, 2022, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 and in “Part II - Item 1A. ‘Risk Factors’ in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, filed with the SEC on August 12, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2022, we did not sell or issue any equity securities that were not registered under the Securities Act.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
July 1, 2022 to July 31, 2022	417,485	$11.28	417,485	3,823,235
August 1, 2022 to August 31, 2022	516,304	$11.29	516,304	3,877,754
September 1, 2022 to September 30, 2022	445,226	$11.24	445,226	4,078,697
Total	1,379,015		1,379,015

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
3.1
Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Pre- Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11, File No. 333-191106 (the “IPO Registration Statement”) on August 15, 2014 and incorporated by reference herein)

3.2
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the IPO Registration Statement on December 12, 2014 and incorporated by reference herein)

3.3
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 6 to the IPO Registration Statement on August 12, 2015 and incorporated by reference herein)

3.4
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 12 to the IPO Registration Statement on April 28, 2017 and incorporated by reference herein)

3.5
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on October 16, 2017 and incorporated by reference herein)

3.6
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.5 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11. File No. 333-220046 (the “Second Registration Statement”) on December 1, 2017 and incorporated by reference herein)

3.7
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.6 to Pre-Effective Amendment No. 1 to the Second Registration Statement on December 1, 2017 and incorporated by reference herein)

3.8
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.7 to Pre-Effective Amendment No. 1 to the Second Registration Statement on December 1, 2017 and incorporated by reference herein)

3.9
Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the IPO Registration Statement on August 15, 2014 and incorporated by reference herein)

3.10
Amendment No. 1 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.), dated September 23, 2015 (filed as Exhibit 3.5 to Post-Effective Amendment No. 7 to the IPO Registration Statement on November 17, 2015 and incorporated by reference herein)

3.11
Amendment No. 2 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on September 14, 2017 and incorporated by reference herein)

4.1
Sixth Amended and Restated Distribution Reinvestment Plan, effective as of December 4, 2017 (included as Appendix B to the Prospectus included in Post-Effective Amendment No. 11 to the Second Registration Statement on April 12, 2019 and incorporated by reference herein)

10.1
Second Amended and Restated Advisory Agreement, dated as of September 14, 2022, by and among HGIT Advisors LP, HGIT Properties LP and Hines Global Income Trust, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on September 20, 2022 and incorporated by reference herein)

10.2
Sixth Amended and Restated Limited Partnership Agreement of HGIT Properties, LP, dated as of September 14, 2022 (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K on September 20, 2022 and incorporated by reference herein)

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

HINES GLOBAL INCOME TRUST, INC.

November 14, 2022	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer and
Chairman of the Board of Directors

November 14, 2022	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer