Form 10-K
period 2022-12-31
HINES GLOBAL INCOME TRUST, INC.
filed 2023-03-30
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-55599

HINES GLOBAL INCOME TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland			80-0947092
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

845 Texas Avenue
Suite 3300
Houston	,	Texas	77002-1656
(Address of principal executive offices)			(Zip code)
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☐			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act.				☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Aggregate market value of the common stock held by non-affiliates of the registrant: No established market exists for the registrant’s common stock.

As of March 1, 2023, approximately 35.7 million shares of the registrant’s Class AX common stock, 25,031 shares of the registrants Class TX common stock, 21,790 shares of the registrant’s Class IX common stock, 64,953 shares of the registrant’s Class JX common stock, 67.0 million shares of the registrant’s Class T common stock, 26.6 million shares of the registrant’s Class S common stock, 33.6 million shares of the registrant’s Class D common stock and 94.9 million shares of the registrant’s Class I common stock were outstanding.

TABLE OF CONTENTS PART I
Item 1.	Business	2
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	48
Item 2.	Properties	49
Item 3.	Legal Proceedings	55
Item 4.	Mine Safety Disclosures	55
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	56
Item 6.	[Reserved]	63
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	63
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	81
Item 8.	Financial Statements and Supplementary Data	82
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	116
Item 9A.	Controls and Procedures	116
Item 9B.	Other Information	117
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	117
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	117
Item 11.	Executive Compensation	125
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	127
Item 13.	Certain Relationships and Related Transactions, and Director Independence	128
Item 14.	Principal Accounting Fees and Services	132
PART IV
Item 15.	Exhibits, Financial Statement Schedules	133
Item 16.	Form 10-K Summary	133
SIGNATURES		141
EX- 21.1	List of Subsidiaries
EX- 23.1	Consent of Deloitte & Touche LLP
EX- 31.1	Certification
EX- 31.2	Certification
EX- 32.1	Certification of CEO & CFO pursuant to Section 906
EX- 99.3	Consent of Altus Group U.S., Inc.

EX- 101	Instance Document
EX- 101	Schema Document
EX- 101	Calculation Linkbase Document
EX- 101	Labels Linkbase Document
EX- 101	Presentation Linkbase Document
EX- 101	Definition Linkbase Document

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
We conduct most of our activities through, and most of our real estate investments are held directly or indirectly by, HGIT Properties, LP (formerly known as Hines Global REIT II Properties, LP) (the “Operating Partnership”), which was formed on July 31, 2013. As of December 31, 2022, we owned interests in 38 real estate properties. The properties contain, in the aggregate, 16.4 million square feet of leasable space. The properties represent investments in a variety of real estate classes and geographic markets. See Item 2. Properties for additional information regarding our real estate portfolio.

We have no employees. Our business is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines, under the terms and conditions of an advisory agreement between us, the Operating Partnership and the Advisor (the “Advisory Agreement”). As compensation for these services, we pay our Advisor asset management fees, a performance participation allocation, and fees for other services and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the Advisory Agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by, or for the benefit of, Jeffrey C. Hines, the Chairman of our board of directors and Chief Executive Officer. Mr. Hines and Laura Hines-Pierce, a member of our board of directors, are Co-Chief Executive Officers of Hines. Hines and its 4,700 employees have over 65 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

Our office is located at 845 Texas Avenue, Suite 3300, Houston, Texas 77002-1656. Our telephone number is 1-888-220-6121. Our web site is www.hinesglobalincometrust.com/. The information on our website is not incorporated by reference into this report.

We refer to Hines Global, the Operating Partnership and its wholly-owned subsidiaries as the “Company,” and the use of “we,” “our,” “us” or similar pronouns in this annual report refers to Hines Global or the Company as required by the context in which such pronoun is used.

Our Public Offerings

We raise capital for our investments through public offerings of our common stock. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014 and commenced our second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Second Offering”) in December 2017. As a result of the changing landscape in the non-traded REIT industry, the Second Offering reflected a restructuring (the “Restructuring”), that our board of directors believes is in the best interests of our stockholders. We launched our third public offering of up to $2.5 billion in shares of common stock on June 2, 2021 (the “Third Offering” or, the “Offering” or, collectively with the Initial Offering, and the Second Offering, the “Offerings”). It is our intention to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we intend to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. Through December 31, 2022, we have received aggregate gross offering proceeds of approximately $2.8 billion through our public offerings, including shares issued under our distribution reinvestment plan.

In addition to our Third Offering, in September 2022, through our Operating Partnership, we launched a program to raise capital through private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of December 31, 2022, we had raised net offering proceeds of $13.7 million through the DST Program. See “Note 5 — DST Program” for additional information.

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

We have invested in real estate-related securities and we may invest in debt investments for purposes of generating additional diversification and income as well as to provide additional liquidity for our share redemption program, cash management and other purposes. Real estate-related securities may include, but are not limited to, common or preferred stock of publicly-traded REITs or real estate operating companies, or REOCs, debt or bond securities of such companies, CMBS, U.S. government and agency securities, or other debt and equity securities of public or private real estate-related companies. To the extent that we invest in real estate-related debt, our primary investments may include, but are not limited to, originations of and participations in commercial mortgage loans secured by real estate, B-Notes, mezzanine loans and certain other types of debt-related investments that may help us reach our diversification, liquidity and other investment objectives. During the year ended December 31, 2022, we used and intend to continue to use Security Capital Research & Management Incorporated, who is not an affiliate of Hines, to source, underwrite and service our real estate-related securities and debt investments.

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

Financing Strategy and Policies

We generally expect that our debt financing, including our pro rata share of the debt financing of entities in which we may invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Interest rates rose dramatically throughout 2022, increasing our weighted average interest rate from 1.83% at the beginning of the year to 3.51% at the end of the year. However we were able to decrease our leverage ratio from 42% as of December 31, 2021 to 32% as of December 31, 2022, using available proceeds from our Offering. Additionally, we entered into interest rate contracts for $659.3 million of our variable-rate debt during 2022 to reduce our exposure to rising rates in the future. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as we determine to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors.

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

We have not generated and we may continue to be unable to generate sufficient cash flow from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, we funded 71%, 41%, and 60% of total distributions for the years ended December 31, 2022, 2021 and 2020, respectively, with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate.

For additional information regarding distributions declared and paid by us, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions History.”

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 2015. Our management believes that we operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for U.S. federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2022, 2021 and 2020 in the accompanying consolidated financial statements. From time to time, the Company records income tax expense comprising of foreign income taxes relating to the operation of its international properties. The Company generally does not expect to have any uncertain tax positions or unrecognized tax benefits requiring disclosure.

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

We believe Hines’ extensive real estate experience and depth and breadth of its organization of approximately 4,700 employees located in 314 cities and 28 countries allows it to better identify investment opportunities for us. However, competition may increase our cost of acquisitions.

Tenants

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. For the year ended December 31, 2022, there were no tenants that individually represented more than 10% of our total rental revenue.

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

The Offering is being made on a “best efforts” basis, whereby the broker dealers participating in the Offering are only required to use their best efforts to sell shares of our common stock and have no firm commitment or obligation to purchase any of the shares of our common stock. As a result, the amount of proceeds we raise in the Offering may be substantially less than the amount we would need to achieve a diversified industrial portfolio. Our inability to raise substantial additional funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to make distributions could be adversely affected. As of December 31, 2022, we have raised aggregate gross proceeds of approximately $2.8 billion from the sale of shares in our Offerings, including shares sold through the distribution reinvestment plan, and as of the date of this Annual Report on Form 10-K, we have owned interests in 38 real estate properties. If we are unable to sell a significant number of the shares being offered in the Offering, we are more likely to focus on making investments in loans and real estate related entities, resulting in less diversification in terms of the number of investments owned, the geographic regions in which our property investments are located and the types of investments that we make. As a result, the likelihood increases that any single investment’s poor performance would materially affect our overall investment performance.

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

Our cash flow from operations may be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source and we may choose to pay distributions when we do not have sufficient cash flow from operations to fund such distributions. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. For example, we funded 71% of total distributions for 2022 with cash flows from investing activities, which includes proceeds from the sale of real estate. When we pay distributions in excess of earnings and we use cash flows from financing activities, including offering proceeds and borrowings, to fund distributions, then we have less funds available for operations and for acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, may reduce our stockholders’ overall return and may result in the dilution of our stockholders’ investment. In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ interest in us. Furthermore, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

We have incurred net losses on a GAAP basis in the past and may continue to incur such losses in the future.

For the year ended December 31, 2022 we have incurred net losses, on a GAAP basis, of $48.1 million, and for the year ended December 31, 2021, we have incurred net losses, on a GAAP basis, of approximately $39.2 million. For the year ended December 31, 2020 we have earned net income, on a GAAP basis, of approximately $101.6 million. As a result, we had accumulated distributions in excess of earnings balances, on a GAAP basis, of approximately $383.0 million, $212.0 million and $99.5 million, respectively, as of December 31, 2022, 2021 and 2020. Our net losses and the related accumulated distributions in excess of earnings balances for these periods are largely attributable to depreciation and amortization of our real estate investments as well as acquisition-related fees and expenses that are incurred while we are in the acquisition phase of our life cycle. Therefore, we may continue to incur net losses and accumulated distributions in excess of earnings balances in the future.

Additionally, we incurred comprehensive losses, on a GAAP basis, of approximately $72.8 million for the year ended December 31, 2022, and incurred comprehensive losses, on a GAAP basis, of approximately $54.4 million for the year ended December 31, 2021. For the year ended December 31, 2020 we have earned comprehensive income, on a GAAP basis, of approximately $121.7 million. These amounts relate to translating the financial statements of our international subsidiaries into U.S. dollars for financial reporting purposes and represent changes in the exchange rates between the functional currencies of these subsidiaries and the U.S. dollar.

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

Economic events affecting the U.S. economy, including, without limitation, economic uncertainty and disruption created by global events, such as the general negative performance of the real estate sector, could cause our stockholders to seek to sell their shares to us pursuant to our share redemption program at a time when such events are adversely affecting the performance of our assets. Even if we decide to satisfy all resulting redemption requests, our cash flow could be materially adversely affected. In addition, if we determine to sell assets to satisfy redemption requests, we may not be able to realize the return on such assets that we may have been able to achieve had we sold at a more favorable time, and our results of operations and financial condition, including, without limitation, breadth of our portfolio by property type and location, could be materially adversely affected.

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

Broker dealers are required to comply with Regulation Best Interest, which, among other requirements, establishes a standard of conduct for broker dealers and their associated persons when making a recommendation of any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on participating broker dealers cannot be determined at this time, and it may negatively impact whether participating broker dealers and their associated persons recommend the Offering to certain retail customers. If Regulation Best Interest reduces our ability to raise capital in the Offering, it would harm our ability to further expand and diversify our portfolio of investments, as well as our ability to achieve our investment objectives.

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

A prolonged national or world-wide economic slowdown, a recession, a decline in the value of our investments or volatile capital market conditions could adversely affect our results of operations and our ability to pay distributions to our stockholders.

If prolonged disruptions in the capital and credit markets were to occur, they could adversely affect our ability to obtain loans, credit facilities, debt financing and other financing, or, when available, to obtain such financing on reasonable terms, which could negatively impact our ability to implement our investment strategy.

Geopolitical instability, including actual and potential shifts in U.S. foreign trade, economic and other policies, the rising trade tensions between the U.S. and China, military conflict, including the escalating conflict resulting from Russia’s February 2022 military invasion of Ukraine, disruption caused by the impact of the Coronavirus or other pandemics, changing regulation, reduced alternatives or additional failures of significant financial institutions have increased economic uncertainty at a global level and our access to liquidity could be significantly impacted. Disruptions caused by these factors that occur in a single country are increasingly having a negative impact on regional and global markets. For example, the current ongoing conflict between Russia and Ukraine could adversely affect neighboring economies. While we have no direct real estate exposure to Russia or Ukraine, the effects of this military conflict could result in adverse impacts to the Company. Specifically, the escalating conflict between Russia and Ukraine, and resulting market volatility, could adversely affect the Company’s business, financial condition or results of operations. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of these restrictive actions, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. In addition, we own investment properties in Europe, including, without limitation, two investment properties in Poland and one investment property in the Czech Republic, which may be at a heightened risk of being negatively impacted by the escalating military conflict between Russia and Ukraine, given their proximity to Ukraine. In addition, Poland has seen the largest influx of Ukrainian refugees of all countries in Europe. The disruption caused by this conflict could negatively impact the businesses of our tenants, especially those whose businesses are adversely impacted by the significant sanctions imposed on Russia by the U.S. and other countries following Russia’s invasion of Ukraine, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries, as well as other policies.

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

Moreover, concerns over the United States’ debt ceiling and budget-deficit have increased the possibility of downgrades by rating agencies to the U.S. government’s credit rating, which could cause interest rates and borrowing costs to rise further, which may make it difficult for us to extend the maturity of or refinance our existing indebtedness or to access or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business.

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

The Federal Deposit Insurance Corporation only insures amounts up to $250,000 per depositor. It is likely that we will have cash and cash equivalents and restricted cash deposited in certain financial institutions in excess of federally insured levels. Recently, we have seen the abrupt failure of more than one regional bank. Although we did not experience any loss related to these failures, if any of the banking institutions in which we deposit funds ultimately fails, we may lose any amounts of our deposits over federally insured levels. The loss of our deposits could reduce the amount of cash we have available to distribute or invest and could result in a decline in the value of our stockholders’ investment.

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

As of December 31, 2022, we had approximately $1.3 billion of outstanding indebtedness, which, upon final maturity, we will need to refinance or repay. See Note 6 — Debt Financing for a tabular presentation of our outstanding indebtedness. There can be no assurances we will be able to refinance our indebtedness (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt, or (3) at all.

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

Our systems, servers and platforms and those of our service providers may be vulnerable to computer viruses or physical or electronic break-ins and similar disruptions that our or their security measures may not detect, which could cause system interruptions, website slowdown or unavailability, delays in communication or loss of data. Accordingly, we and our service providers may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us and our service providers to entirely mitigate this risk. We may need to expend significant resources and make significant capital investment to protect against security breaches or to mitigate the impact of any such breaches. There can be no assurance that we or our service providers will be successful in preventing cyber-attacks or successfully mitigating their effects. Cybersecurity risks require continuous and increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address such risks. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective.

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. In particular, state and federal laws and regulations related to cybersecurity compliance continue to evolve and change, which may require substantial investments in new technology, software and personnel, which could affect our profitability and returns to our stockholders. These changes may also result in enhanced and unforeseen consequences for cyber-related breaches and incidents, which may further adversely affect our profitability. If we fail to comply with the relevant laws and regulations, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention or reputational damage.

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

We are subject to risks related to corporate social responsibility.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to reducing a company’s operational risk, market risk and reputational risk, which may in turn impact the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that our corporate social responsibility practices will uniformly fit every investors’ definition of best practices for all ESG considerations across geographies and investor types.

There is also a growing regulatory interest across jurisdictions in improving transparency regarding the definition, measurement and disclosure of ESG factors in order to allow investors to validate and better understand sustainability claims. In addition, in 2021 the SEC established an enforcement task force to look into ESG practices and disclosures by public companies and investment managers and has started to bring enforcement actions based on ESG disclosures not matching actual investment processes.

In addition, the SEC has also announced that it is working on proposals for mandatory disclosure of certain ESG-related matters, including with respect to corporate and fund carbon emissions, board diversity and human capital management. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we conduct our business and adversely affect our profitability and returns to our stockholders.

If we fail to comply with laws, regulations and market standards regarding the privacy, use and security of tenant and stockholder information, we may be subject to legal and regulatory actions and our reputation would be harmed, which would materially adversely affect us.

We receive, maintain and store the non-public personal information of our stockholders and certain of our tenants. The technology and other controls and processes designed to secure our stockholder and tenant information and to prevent, detect and remedy any unauthorized access to that information were designed to obtain reasonable, not absolute, assurance that such information is secure and that any unauthorized access is identified and addressed appropriately. Accordingly, such controls may not have detected, and may in the future fail to prevent or detect, unauthorized access to our non-public personal information. If this information is inappropriately accessed and used by a third party or an employee for illegal purposes, we may be responsible to the affected individual or entity for any losses that may have been incurred as a result of misappropriation. In such an instance, we may be liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of material non-public information, which could materially adversely affect us.

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

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Therefore, an investment in our common stock will be subject to greater risk to the extent that we lack a geographically diversified portfolio. As of December 31, 2022, we owned interests in 38 real estate investments and, based on our pro rata share of the estimated value of our real estate investments, 71% of them are located throughout the United States, 11% are located in The Netherlands, and 10% are located in the United Kingdom. Please see Item 2. Properties for additional information regarding our investments, including market concentration.

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in those industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on leased square footage of our commercial real estate properties, as of December 31, 2022, approximately 27% is leased to tenants in the transportation and warehousing industry, 17% is leased to tenants in the retail- online/catalog industry, and 9% is leased to tenants in the manufacturing industry. Please see Item 2. Properties for additional information regarding our investments, including industry concentration.

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

We expect that rental income from investment properties will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. For the year ended December 31, 2022, there were no tenants that individually represented more than 10% of our total rental revenue. The weakening of the financial condition or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations and our ability to pay distributions.

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

Seven of the 38 properties currently in our portfolio as of December 31, 2022 are multi-family residential properties and we expect to acquire additional multi-family residential properties in the future. Substantially all of our multifamily community leases are and will continue to be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

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

As of December 31, 2022, 15 of our 38 properties were located outside the U.S. and the revenues generated from those properties were denominated in the local currency. This has from time to time negatively impacted our NAV and may continue to negatively impact our NAV in the future.

The United Kingdom’s determination to exit the European Union could adversely affect market rental rates and commercial real estate values in the United Kingdom and Europe.
The long-term nature of the United Kingdom’s relationship with the European Union is unclear. On December 31, 2020, the United Kingdom passed legislation giving effect to a trade and cooperation agreement with the European Union, which took effect on May 1, 2021. The trade and cooperation agreement covers the general objectives and framework of the relationship between the United Kingdom and the European Union, including as it relates to trade, transport, visas, judicial, law enforcement and security matters, and provides for continued participation in community programs and mechanisms for dispute resolution. Notably, under the trade and cooperation agreement, United Kingdom service suppliers no longer benefit from automatic access to the entire European Union single market, United Kingdom goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the United Kingdom and the European Union. The uncertainty caused by the departure of the United Kingdom from the European Union and the application of the terms of the trade and cooperation agreement may:

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

As of December 31, 2022, 10% of our real estate investment portfolio consisted of seven properties located in the United Kingdom (based on the estimated aggregate value of our real estate investments). A decline in economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our portfolio, which could, among other things, adversely affect our business and financial condition.

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

We owned a 99.99% general partner interest in the Operating Partnership as of December 31, 2022. Hines Global REIT II Associates Limited Partnership owns the remaining interest in the Operating Partnership, and the Advisor holds the Special OP Units in the Operating Partnership, which were issued as consideration for an obligation by Hines and its affiliates to perform future services in connection with our real estate operations. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

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

Holders of our common stock do not have preemptive rights to any shares issued by us in the future. With the authorization of our board of directors, we declared special daily stock dividends for the period from October 1, 2014 through June 30, 2015, which may have diluted the value of our shares. In addition, we may issue, without stockholder approval, preferred shares or a class or series of common shares with rights that could adversely affect the holders of our common shares. Upon the affirmative vote of a majority of our directors (including, in the case of preferred shares, a majority of our independent directors), our charter authorizes our board of directors (without any further action by our stockholders) to issue preferred shares or common shares in one or more classes or series, and to fix the voting rights (subject to certain limitations), liquidation preferences, distribution rates, conversion rights, redemption rights and terms, including sinking fund provisions, and certain other rights and preferences with respect to such classes or series of shares. If we ever create and issue preferred shares with a distribution preference over common shares, payment of any distribution preferences of outstanding preferred shares would reduce the amount of funds available for the payment of distributions on the common shares. In addition, we may cause the Operating Partnership to issue a substantial number of additional OP Units in connection with the exercise of a fair market value option (the “FMV Option”) to purchase a property under the DST Program or otherwise, acquire properties, consummate a merger, business combination or another significant transaction. Further, holders of preferred shares are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. We could also designate and issue shares in a class or series of common shares with similar rights. In addition, under certain circumstances, the issuance of preferred shares or a separate class or series of common shares may render more difficult or tend to discourage:

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

Holders of our common stock do not have preemptive rights to any shares issued by us in the future. With the authorization of our board of directors, we declared special daily stock dividends for the period from October 1, 2014 through June 30, 2015, which may have diluted the value of our shares. In addition, we may issue, without stockholder approval, preferred shares or a class or series of common shares with rights that could adversely affect the holders of our common shares. Upon the affirmative vote of a majority of our directors (including, in the case of preferred shares, a majority of our independent directors), our charter authorizes our board of directors (without any further action by our stockholders) to issue preferred shares or common shares in one or more classes or series, and to fix the voting rights (subject to certain limitations), liquidation preferences, distribution rates, conversion rights, redemption rights and terms, including sinking fund provisions, and certain other rights and preferences with respect to such classes or series of shares. If we ever create and issue preferred shares with a distribution preference over common shares, payment of any distribution preferences of outstanding preferred shares would reduce the amount of funds available for the payment of distributions on the common shares. In addition, we may cause the Operating Partnership to issue a substantial number of additional OP Units in connection with the exercise of an FMV Option to purchase a property under the DST Program or otherwise, acquire properties, consummate a merger, business combination or another significant transaction. Further, holders of preferred shares are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. We could also designate and issue shares in a class or series of common shares with similar rights. In addition, under certain circumstances, the issuance of preferred shares or a separate class or series of common shares may render more difficult or tend to discourage:

•a merger, tender offer or proxy contest;
•the assumption of control by a holder of a large block of our securities; and/or
•the removal of incumbent management.

The Operating Partnership’s private placements of beneficial interests in specific Delaware statutory trusts under our DST Program could subject us to liabilities from litigation or otherwise.

We, through the Operating Partnership, have commenced a program to raise capital in private placements exempt from registration under Section 506(b) of the Securities Act through the sale of beneficial interests in specific Delaware statutory trusts, or DSTs, holding real properties, which may include properties currently indirectly owned by the Operating Partnership.

These interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Properties in which underlying interests are sold to investors pursuant to such private placements will be leased-back by the Operating Partnership or a wholly owned subsidiary thereof, as applicable, and fully guaranteed by the Operating Partnership, although there can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Additionally, the Operating Partnership will be given the FMV Option with respect to each DST in the DST Program, giving it the right, but not the obligation, to acquire the interests in the DST from the investors at a later time in exchange for OP Units. Investors who acquired interests pursuant to such private placements may have been seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.

The Operating Partnership’s private placements of beneficial interests in specific Delaware statutory trusts under our DST Program will not shield us from risks related to the performance of the real properties held through such structures.

Pursuant to the DST Program, the Operating Partnership intends to place certain of its existing real properties and/or acquire new properties to place into specific DSTs and then sell interests, via its TRS, in such trusts to third party investors. We will hold long-term leasehold interests in the property pursuant to master leases that are fully guaranteed by our Operating Partnership, while the third party investors indirectly hold some or all of the interests in the real estate. There can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Although we will hold the FMV Option to reacquire the real estate through a purchase of interests in the DST, the purchase price will be based on the then current fair market value of the third party investor’s interest in the real estate, which will be greatly impacted by the rental terms fixed by the long term master lease. Under the lease we are responsible for subleasing the property to occupying customers until the earlier of the expiration of the master lease or our exercise of the FMV Option, which means that we bear the risk that the underlying cash flow from the property and all capital expenditures may be less than the master lease payments at such time. Therefore, even though we will no longer own the underlying real estate, because of the fixed terms of the long-term master lease guaranteed by our Operating Partnership, negative performance by the underlying properties could affect cash available for distributions to our stockholders and will likely have an adverse effect on our results of operations and NAV.

We may own beneficial interests in DSTs owning real property that will be subject to the agreements under our DST Program, which may have an adverse effect on our results of operations, relative to if the DST Program agreements did not exist.

In connection with our DST Program, we may own beneficial interests in DSTs owning real property that are subject to the terms of the agreements governing our DST Program. The DST Program agreements limit our ability to encumber, lease or dispose of our beneficial interests. Such agreements could affect our ability to turn our beneficial interests into cash and could affect cash available for distributions to our stockholders. The DST Program agreements could also impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse effect on our results of operations and NAV, relative to if the DST Program agreements did not exist.

Properties that are placed into the DST Program and later reacquired may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such properties for other purposes such as paying down debt, distributions, or additional investments.

DST Properties may later be reacquired through exercise of the FMV Option granted to our Operating Partnership. In such cases, the investors who become limited partners in the Operating Partnership (the “DST Investors”) will generally remain tied to the applicable DST Property in terms of basis and built in gain. As a result, if the applicable DST Property is subsequently sold, unless we effectuate a like kind exchange under Section 1031 of the Code, then tax will be triggered on the DST Investors’ built in gain. Although we are not contractually obligated to do so, we may seek to execute a 1031 exchange in such situations rather than trigger gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to the DST Investors with similar considerations if such replacement property ever is sold. As a result of these factors, placing properties into the DST Program may limit our ability to access liquidity from such properties or replacement properties through sale without triggering taxes due to the built in gain tied to DST Investors. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, paying distributions, funding redemptions or making additional investments.

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

We do not have employees. Pursuant to a contract with Hines, we rely on employees of Hines and its affiliates to manage and operate our business and they are contractually bound to devote the time and attention reasonably necessary to conduct our business in an appropriate manner. Our officers and the officers and employees of our Advisor, Hines and its affiliates hold similar positions in numerous entities and they may from time to time allocate more of their time to service the needs of such entities than they allocate to servicing our needs. Hines is not restricted from acquiring, developing, operating, managing, leasing or selling real estate through entities other than us and Hines will continue to be actively involved in real estate operations and activities other than our operations and activities. Hines and its affiliates advise other investment programs that invest in properties similar to those in which we invest, including the DST Program. Hines and its affiliates' relationship to the DST Program may create conflicts of interest with respect to decisions regarding whether to place properties into the DST Program. Hines currently controls and/or operates other entities that own properties in many of the markets in which we will seek to invest. Hines spends a material amount of time managing these properties and other assets unrelated to our business. We lack the ability to manage it without the time and attention of Hines’ employees.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

As of December 31, 2022, we owned 38 real estate investments. The following table provides additional information regarding each of these properties, and is presented as of December 31, 2022.

Property (1)	Location	Date Acquired	Leasable Square Feet	Percent Leased
Office Investments
Cottonwood Corporate Center	Salt Lake City, Utah	7/2016	483,073	87%
1015 Half Street	Washington D.C.	5/2021	396,335	98%
Waypoint	Torrance, California	12/2021	146,478	96%
Liberty Station	San Diego, California	1/2022	187,230	95%
1315 N. North Branch	Chicago, Illinois	2/2022	108,267	100%
200 Park Place	Houston, Texas	7/2022	206,943	100%
Total Office			1,528,326	94%

Industrial Investments
Domestic Industrial
Advanced Manufacturing Portfolio	Santa Clara, California	8/2020	417,392	100%
6000 Schertz Parkway	Schertz, Texas	12/2020	1,262,294	100%
900 Patrol Road	Jeffersonville, Indiana	5/2021	1,015,740	100%
Miramar Activity Business Center	Miramar, California	6/2021	163,764	94%
Total Domestic Industrial			2,859,190	100%

Central Europe Industrial
Fresh Park Venlo	Venlo, Netherlands	10/2018	3,054,667	95%
Maintal Logistics	Frankfurt, Germany	12/2018	394,975	43%
ABC Westland	The Hague, Netherlands	5/2019	1,563,431	95%
Gdańsk PL II	Gdańsk, Poland	9/2019	346,996	100%
Łódź Urban Logistics	Łódź, Poland	9/2019	389,229	100%
Madrid Airport Complex	Madrid, Spain	6/2020	467,013	100%
Eastgate Park	Prague, Czech Republic	10/2021	420,888	98%
Total Central Europe Industrial			6,637,199	93%

U.K. Industrial
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	11/2019	145,452	100%
DSG Bristol	Bristol, United Kingdom	11/2019	269,089	100%
Wakefield Logistics	Wakefield, United Kingdom	7/2020	207,115	100%
5100 Cross Point	Coventry, United Kingdom	12/2020	146,652	100%
Central City Coventry	Coventry, United Kingdom	3/2022	399,124	100%
Total U.K. Industrial			1,167,432	100%
Total Industrial			10,663,821	96%

Residential/Living Investments
Domestic Residential/Living
The Alloy (2)	College Park, Maryland	11/2019	230,362	91%
The Emerson (3)	Centreville, Virginia	1/2020	328,341	97%
Center Place (4)	Providence, Rhode Island	12/2021	242,261	93%
Gables Station (5)	Miami, Florida	8/2022	612,992	88%
Total Domestic Residential/Living			1,413,956	91%

Property (1)	Location	Date Acquired	Leasable Square Feet	Percent Leased

International Residential/Living
Montrose Student Residences (6)	Dublin, Ireland	3/2017	51,649	99%
Queen’s Court Student Residences (7)	Reading, United Kingdom	10/2017	105,895	98%
Glasgow West End (8)	Glasgow, United Kingdom	9/2019	232,428	100%
Total International Residential/Living			389,972	99%
Total Residential/Living			1,803,928	93%

Retail Investments
Rookwood	Cincinnati, Ohio	1/2017	594,597	93%
Promenade Shops at Briargate	Colorado Springs, Colorado	9/2019	239,026	98%
Waverly Place	Cary, North Carolina	6/2022	207,640	90%
Total Retail			1,041,263	94%

Other Investments (9)
5301 Patrick Henry	Santa Clara, California	2/2021	129,199	100%
Bradley Business Center	Chicago, Illinois	11/2021	467,410	98%
WGN Studios	Chicago, Illinois	11/2021	131,515	100%
Burbank Media Studios	Burbank, California	2/2022	85,285	100%
Wells Fargo Center	Hillsboro, Oregon	4/2022	212,363	100%
Nashville Self Storage Portfolio (10)	Nashville, Tennessee	7/2022	354,537	83%
Total Other			1,380,309	95%

Total for All Investments			16,417,647	95%
(1)On December 31, 2022, we effectively owned a 99.99% interest in the 38 properties acquired prior to December 31, 2022 through our ownership interest in the Operating Partnership as its sole general partner. Hines Global REIT II Associates Limited Partnership (“HALP II”), an affiliate of Hines, owned the remaining 0.01% interest in the Operating Partnership.
(2)The Alloy consists of 275 units with an average effective monthly rental rate of $2,428 per unit as of December 31, 2022.
(3)The Emerson consists of 355 units with an average effective monthly rental rate of $2,139 per unit as of December 31, 2022.
(4)Center Place consists of 223 units with an average effective monthly rental rate of $3,340 per unit as of December 31, 2022.
(5)Gables Station consists of 495 units with an average effective monthly rental rate of $4,241 per unit as of December 31, 2022.
(6)Montrose Student Residences consists of 213 beds with an average effective weekly rental rate of €302 (approximately $323 assuming a rate of $1.07 per EUR as of December 31, 2022) per bed.
(7)The Queen’s Court Student Residences consists of 395 beds with an average effective weekly rental rate of £208 (approximately $252 assuming a rate of $1.21 per GBP as of December 31, 2022) per bed.
(8)Glasgow West End consists of 607 beds with an average effective weekly rental rate of £225 (approximately $272 assuming a rate of $1.21 per GBP as of December 31, 2022) per bed.
(9)Includes properties that do not meet any of the other asset categories. As of December 31, 2022, these properties include a manufacturing research and design campus, a local TV network studio, a studio building, a self-storage portfolio, and mixed-use facilities.
(10)Nashville Self Storage Portfolio is comprised of five self storage properties located in greater Nashville, Tennessee.

Recent Dispositions of Investment Property

In March 2022, the Company sold Royal Mail for a contract price of £34.7 million (approximately $46.5 million assuming a rate of $1.34 per GBP as of the date of transaction) and repaid the associated mortgage loan in full. The Company acquired Royal Mail in December 2019 for a purchase price of £25.4 million (approximately $33.4 million assuming a rate of $1.31 per GBP as of the acquisition date). The Company recognized a gain on sale of this asset of $11.5 million, which was recorded in gain (loss) on sale of real estate on the consolidated statements of operations and comprehensive income (loss).

In March 2022, the Company sold Venue Museum District for a contract price of $76.0 million. The Company acquired Venue Museum District in September 2018 for a purchase price of $72.9 million. The Company recognized a gain on sale of this asset of $9.7 million, which was recorded in gain (loss) on sale of real estate on the consolidated statements of operations and comprehensive income (loss).

Recent Acquisitions of Investment Property

In January 2022, the Company acquired the remaining three buildings of Bradley Business Center. The contract purchase price was $24.9 million, exclusive of transaction costs and closing prorations.

In January 2022, the Company acquired Liberty Station, an office property located in San Diego, California. The contract purchase price was approximately $120.0 million, exclusive of transaction costs and closing prorations.

In February 2022, the Company acquired 1315 N. Branch, an office property located in Chicago, Illinois. The contract purchase price of 1315 N. Branch was approximately $47.0 million, exclusive of transaction costs and closing prorations.

In February 2022, the Company acquired Burbank Media Studios, a studio building located in Burbank, California. The contract purchase price was approximately $42.5 million, exclusive of transaction costs and closing prorations.

In March 2022, the Company acquired Central City Coventry, an industrial property located in Coventry, United Kingdom. The contract purchase price was approximately £31.0 million (approximately $40.6 million assuming a rate of $1.31 per GBP as of the acquisition date), exclusive of transaction costs and closing prorations.

In April 2022, the Company acquired Wells Fargo Center, a call center located in Hillsboro, Oregon. The contract purchase price was approximately $38.8 million, exclusive of transaction costs and closing prorations.

In April 2022, the Company acquired several plots of land adjacent to Madrid Airport Complex, an industrial and office complex the Company originally acquired in June 2020. The contract purchase price was approximately €23.2 million (approximately $25.3 million assuming a rate of $1.09 per EUR as of the acquisition date), exclusive of transaction costs and closing prorations.

In June 2022, the Company acquired Waverly Place, a retail property located in Cary, North Carolina. The contract purchase price was approximately $88.5 million, exclusive of transaction costs and closing prorations.

In July 2022, the Company acquired an additional building at Fresh Park Venlo, an industrial logistics property located in Venlo, Netherlands that the Company previously acquired in October 2018. The contract purchase price was €8.6 million (approximately $8.9 million assuming a rate of $1.03 per EUR as of the acquisition date), exclusive of transaction costs and closing prorations.

In July 2022, the Company acquired Nashville Self Storage Portfolio, a five property self storage building portfolio located in the greater Nashville, Tennessee area. The contract purchase price was approximately $102.0 million, exclusive of transaction costs and closing prorations.

In July 2022, the Company acquired 200 Park Place, an office building located in Houston, Texas. The contract purchase price was approximately $145.0 million, exclusive of transaction costs and closing prorations.

In August 2022, the Company acquired Gables Station, a multifamily development located in Miami, Florida. The contract purchase price was approximately $429.4 million, exclusive of transaction costs and closing prorations.

Investment Type

Our portfolio is comprised of investments in a variety of real estate asset classes. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of December 31, 2022 (the “Estimated Values”), which are consistent with the values used to determine our NAV per share as of that date.

Lease Expirations

The following table lists the scheduled lease expirations and related expiring base rents of our commercial properties for each of the years ending December 31, 2023 through December 31, 2032 and the period thereafter for the commercial properties we owned as of December 31, 2022. It does not include the effect of our residential/living or student housing properties due to the short term nature of these leases. The table also shows the approximate leasable square feet represented by the applicable lease expirations.

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases (in thousands)	Percent of Total Annual Base Rental Income
2023	80	1,518,964	11.0%	$13,440	7.8%
2024	86	1,402,782	10.2%	$16,185	9.4%
2025	70	1,924,026	13.9%	$23,179	13.5%
2026	66	1,278,448	9.3%	$16,149	9.4%
2027	36	1,609,621	11.7%	$14,574	8.5%
2028	32	2,135,507	15.5%	$16,193	9.4%
2029	26	419,029	3.0%	$13,996	8.2%
2030	29	1,409,498	10.2%	$13,854	8.1%
2031	16	673,960	4.9%	$12,313	7.2%
2032	21	304,434	2.2%	$4,157	2.4%
Thereafter	32	1,117,319	8.1%	$27,392	16.1%

Market Concentration
The following charts depict the location of our real estate investments as of December 31, 2022. Approximately 71% of our portfolio is located throughout the United States and approximately 29% is located internationally (based on our pro rata share of the Estimated Value of each of the real estate investments).

Industry Concentration

The following table provides a summary of the industry concentration of the tenants in our commercial properties based on their leased square footage as of December 31, 2022:

*Other is made up of industries which individually comprise less than 3% of our portfolio and includes: Healthcare, Electronics/Computer, Finance and Insurance, Government, Arts, Entertainment, and Recreation, Information, Administrative and Support Services, Oil and Gas, Hospitality, Utilities, Education Services and Construction.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of March 30, 2023, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The table below discloses each class of shares of our common stock outstanding as of December 31, 2022, which were in the aggregate held by a total of 37,570 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.

	Class T	Class S	Class D	Class I	Class AX	Class TX	Class IX	Class JX
Shares outstanding	65,845	24,806	32,553	90,924	36,221	142	22	64

To assist the Financial Industry Regulatory Authority (“FINRA”) members and their associated persons that participate in our public offerings in their effort to comply with National Association of Securities Dealers (“NASD”) Rule 2340, we disclose in each Annual Report on Form 10-K a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares and such statements should not be used for any other purpose. On January 17, 2023, we announced a new net asset value (“NAV”) per share of our common stock of $10.89 as of December 31, 2022. The NAV was determined by us and our Advisor and was approved by our valuation committee and the board of directors. The new NAV per share was determined in accordance with our valuation policy in effect prior to the Restructuring and utilizing guidelines established by the Investment Program Association Practice Guideline 2013-01 — “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013.

Shares in our Offering are offered at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The “transaction price” generally will be equal to the most recently determined NAV per share as of the end of the prior month. We began determining an NAV per share on a monthly basis as of the end of January 2018. However, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. Subsequent to December 31, 2022, we have determined NAVs per share as of January 31, 2023 and February 28, 2023 of $10.89 per share and $10.78 per share, respectively. For additional information regarding the valuation methodologies and assumptions used to determine our NAV as of January 31, 2023 and February 28, 2023, please refer to our Current Reports on Form 8-K filed on February 13, 2023 and March 17, 2023, respectively, with the SEC. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — NAV History” for additional information regarding changes in our NAV.

The below information describes the valuation methodologies, assumptions and limitations used in determining our NAV as of December 31, 2022. We cannot assure you that this NAV per share, or the method used to establish it, complies with the ERISA or IRS requirements.

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our NAV. Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at www.hinesglobalincometrust.com and is also available on our toll-free information line at (888) 220-6121. See our Valuation Policy and Procedures incorporated by reference into this Annual Report on Form 10-K for a more detailed description of our valuation procedures, including important disclosure regarding interim investment property valuations provided by our Advisor and reviewed by Altus Group U.S., Inc., or Altus. Altus is the independent valuation advisor we have engaged to prepare appraisal reviews and carry out a review of the calculation of the NAV per share for each class of shares of our common stock. All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our valuation committee. Generally, all of our investment properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus. Altus reviewed the calculation of the new NAV per share of our common stock as of December 31, 2022, as set forth below. Additionally, although not required by our valuation policy, our valuation committee and our board of directors have approved the NAV per share as of December 31, 2022, as calculated by us and our Advisor.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of December 31, 2022 (the NAV per share is the same for each class of shares of our common stock):

December 31, 2022
Gross Amount
(in thousands)
Investments in real estate	$3,851,588
Investments in real estate-related securities	133,741
Cash, cash equivalents and restricted cash	127,542
Accounts receivable and other assets	52,132
Mortgage notes, term loans and revolving credit facilities	(1,300,697)
Accrued performance participation allocation	(18,787)
Payables and other liabilities	(116,915)
NAV	$2,728,604
Shares outstanding	250,583
NAV per common share outstanding	$10.89

The valuations of our investment properties as of December 31, 2022 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type. However, the table below excludes assumptions related to properties acquired in the past 12 months and are being carried at their purchase price. In accordance with our valuation policy, the acquisition cost of these properties may serve as their value for a period of up to one year following their acquisition.

	Office	Industrial	Retail	Residential / Living	Other	Weighted-Average Basis
Exit capitalization rate	6.12%	5.06%	6.52%	5.14%	5.81%	5.48%
Discount rate / internal rate of return (“IRR”)	6.86%	5.98%	6.92%	5.84%	6.12%	6.22%
Average holding period (years)	7.4	9.8	10.0	10.0	9.9	9.4

A change in the rates used would impact the calculation of the value of our investment properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our investment properties:

Input	Hypothetical Change	Office	Industrial	Retail	Residential / Living	Other	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	2.93%	3.61%	2.36%	2.70%	2.72%	3.11%
	0.25% increase	(2.81)%	(3.68)%	(2.18)%	(3.47)%	(2.50)%	(3.24)%
Discount rate (weighted-average)	0.25% decrease	1.95%	2.01%	1.91%	1.50%	2.09%	1.90%
	0.25% increase	(2.02)%	(1.96)%	(1.86)%	(2.34)%	(2.02)%	(2.04)%

The following table reconciles stockholders’ equity and noncontrolling interests per our consolidated balance sheet to our NAV as of December 31, 2022:

December 31, 2022
Gross Amount
(in thousands)
Total stockholder’s equity	$2,045,286
Adjustments:
Accrued distribution and stockholder servicing fees and issuer costs (1)	67,359
Unrealized net appreciation of real estate investments and debt (2)	342,653
Accumulated depreciation and amortization (3)	278,738
Other adjustments (4)	(5,432)
Net asset value	$2,728,604
(1)     Our consolidated balance sheet as of December 31, 2022 includes a liability of $64.1 million related to distribution and stockholder servicing fees payable to our Dealer Manager in future periods with respect to shares of its common stock. The NAV per share as of December 31, 2022 does not include any liability for distribution and stockholder servicing fees that may become payable after December 31, 2022, since these fees may not ultimately be paid in certain circumstances, including if Hines Global was liquidated or if there was a listing of our common stock. Additionally, the Advisor agreed to advance certain organization and offering costs on our behalf through December 31, 2018. Such costs are reimbursed to the Advisor on a pro-rata basis over the 60-month period that commenced on January 1, 2019. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For purposes of calculating NAV, such costs are recognized as a reduction to NAV as they are reimbursed ratably over 60 months.
(2)    Our real estate investments are generally presented at historical cost in our consolidated financial statements. Additionally, our mortgage notes, term loans and line of credit are presented at their carrying value in our consolidated financial statements. As such, any increases or decreases in the fair market value of our real estate investments and debt instruments are not included in our GAAP results. For purposes of determining our NAV, our real estate and real estate-related investments and certain debt are recorded at fair value.
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

Further, the NAV per share was calculated as of a moment in time, and, although the value of shares of our common stock will fluctuate over time as a result of, among other things, developments related to individual assets, changes in the real estate and capital markets, acquisitions or dispositions of assets, the distribution of proceeds from the sale of real estate to our stockholders and changes in corporate policies such as our distribution level relative to earnings, we do not expect to update the NAV per share more regularly than on a monthly basis. As a result, stockholders should not rely on the NAV per share as an accurate measure of the then-current value of shares of our common stock in making a decision to buy or sell shares of our common stock, including whether to invest in the offering, whether to reinvest distributions by participating in our distribution reinvestment plan and whether to request redemption under our share redemption program.

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

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2019 through March 31, 2023 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class, less any applicable distribution and stockholder servicing fees. Distributions are declared on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the Company’s distribution reinvestment plan were reinvested in shares of the same class as the shares on which the distributions were made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The table below outlines the net cash distributions declared for each class of shares for the years ended December 31, 2022, 2021 and 2020. The net distributions presented below are representative of the gross distribution rate declared by our board of directors less any applicable ongoing distribution and stockholder servicing fees. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distribution History” for additional information regarding our distributions.

	Year Ended December 31,
	2022		2021	2020
Distributions declared per Class AX share, net	$0.63		$0.63	$0.63
Distributions declared per Class TX share, net	$0.51		$0.52	$0.53
Distributions declared per Class IX share, net	$0.60		$0.60	$0.60
Distributions declared per Class JX share, net	$0.31	(1)	$—	$—
Distributions declared per Class T share, net	$0.51		$0.52	$0.53
Distributions declared per Class S share, net	$0.53		$0.53	$0.53
Distributions declared per Class D share, net	$0.60		$0.60	$0.60
Distributions declared per Class I share, net	$0.63		$0.63	$0.63
(1)     Distributions were first declared for Class JX shares of our common stock in July 2022, which is when the first shares of Class JX were issued and outstanding. Net distributions for Class JX shares of our common stock are declared at a rate of $0.05208 per month per share.

We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid and during the offering phase, are likely to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, we funded 71%, 41%, and 60% of total distributions for the years ended December 31, 2022, 2021 and 2020, respectively, with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate.

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

The following table outlines the taxability of our distributions paid during the years ended December 31, 2022 and 2021 as a percentage of total distributions. The taxability of the distributions may not be indicative of taxability in future periods.

	Ordinary Income	Capital Gains	Return of Capital
Year ended December 31, 2022	—%	—%	100%
Year ended December 31, 2021	—%	—%	100%

Recent Sales of Unregistered Securities

On October 3, 2022, 6,672.598 restricted common shares were granted to each of our independent directors, Messrs. Humberto “Burt” Cabañas, Dougal A. Cameron, John O. Niemann, Jr and Dr. Ruth J. Simmons. The restricted shares were issued without registration under the Securities Act, in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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
If redemption requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on stockholders whose shares are not redeemed, then our board of directors may make exceptions to, modify or suspend the share redemption program if in its reasonable judgment it deems such actions to be in our best interest and the best interest of our stockholders. Our board of directors cannot terminate our share redemption program absent a liquidity event which results in our stockholders receiving cash or securities listed on a national securities exchange or where otherwise required by law (including in the event that our shares ever become listed on a national securities exchange or in the event a secondary market for our common shares develops). In addition, our board of directors may determine to suspend the share redemption program due to regulatory changes, changes in law, if our board of directors becomes aware of undisclosed material information that it believes should be publicly disclosed before shares are redeemed, a lack of available funds, or a determination that redemption requests are having an adverse effect on our operations or other factors. Upon suspension of our share redemption program, our board of directors shall consider at least quarterly whether the continued suspension of the program is in our best interest and the best interest of our stockholders; however, our board of directors is not required to authorize the re-commencement of our share redemption program within any specified period of time. Material modifications, including any reduction to the monthly or quarterly limitations on redemptions, and suspensions of the program will be promptly disclosed to stockholders in a prospectus supplement (or post-effective amendment if required by the Securities Act) or current report on Form 8-K filed with the SEC. Any material modifications will also be disclosed on our website.
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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
October 1, 2022 to October 31, 2022	276,916	$11.24	276,916	4,401,569
November 1, 2022 to November 30, 2022	563,301	$11.17	563,301	4,228,193
December 1, 2022 to December 31, 2022	619,243	$11.12	619,243	4,288,694
Total	1,459,460		1,459,460
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

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Economic conditions remain uncertain, with the possibility of a global recession looming. Yield curves in sovereign debt markets across several regions, including Europe, North America, South America, and Asia, have inverted or come very close to inversion. While some major economies like the US, China, Germany, Canada, and Australia continue to exceed expectations with regard to positive economic and employment growth, 10 out of 35 economies we track experienced negative GDP growth in late 2022. Inflation has slightly decreased due to commodity price declines and supply chain improvements, but energy price fluctuations in places like Europe and the US could still serve as a source of inflationary volatility over 2023.

Given the push and pull of inflation and signs of economic resilience, the Federal Reserve is expected to continue hiking interest rates, and the European Central Bank (ECB) may still be behind the curve. The Bank of Japan (BOJ) effectively tightened monetary conditions early in 2023, which was the last place that investors expected to see a turn to more hawkish monetary policy, especially after the BOJ had confirmed it would maintain its dovish monetary policy in late 2022. Central banks may not only continue to hike rates, but even when they pause, rates may not be cut immediately so long as inflation remains sticky. Conversely, China's decision to reverse its zero-COVID strategy in December 2022 may benefit the global economy.

Our portfolio is well-positioned to weather the current economic climate, offering investors a mix of inflation-resistant assets like multi-family and self-storage, global diversification, high occupancy, strong credit tenancy and limited rollover in the near term. With a global presence, we can also identify attractive acquisition opportunities in uncertain economic environments, pivoting quickly to investing where discounts may become crystalized.

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

We raise capital for our investments through public offerings of our common stock. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014 and commenced our second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Second Offering”) in December 2017. Our Second Offering reflected a restructuring (the “Restructuring”) that our board of directors believes is in the best interests of our stockholders. We launched our third public offering (the “Third Offering” and, together with the Second Offering, the “Follow-on Offerings”) of up to $2.5 billion in shares of common stock on June 2, 2021. As of December 31, 2022, we had received aggregate gross offering proceeds of $2.8 billion from the sale of 267.9 million shares through our public offerings, including shares issued pursuant to our distribution reinvestment plan.

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. We acquired 13 investments in real estate assets during the year ended December 31, 2022 for a total net purchase price of $1.1 billion, using proceeds from our public offerings and proceeds from debt financing. As of December 31, 2022, we owned interests in 38 real estate investments consisting of 16.4 million square feet of leasable space that were 95% leased. See Item 2. Properties for additional information regarding our real estate investments.

Summary of 2022 Activities

Presented below are highlights of our activities during the year ended December 31, 2022:
Capital Raising and Performance
•For the year ended December 31, 2022 we raised $1.1 billion of gross proceeds from the sale of common stock through our Offerings, including shares issued pursuant to our distribution reinvestment plan.
•For the year ended December 31, 2022 we declared distributions of $122.9 million. Our gross annualized distribution rate has remained at $0.625 per share since January 2019.
•For the year ended December 31, 2022 we redeemed $52.3 million in shares of our common stock pursuant to our share redemption program.
•The total return for the year ended December 31, 2022 was 6.86% for Class I shares. Total return is calculated as the change in our NAV per share during the respective period, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares. Refer to “Performance Summary of Share Classes” below for a more comprehensive summary of the performance of all our share classes.
•We, through our Operating Partnership, launched our DST program in September 2022, through which we may raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of December 31, 2022, we had one property held through the DST Program, 200 Park Place, and have raised net offering proceeds of $13.7 million through the DST program.
Investments and Financing Activities
•We acquired 13 additional real estate investments during the year ended December 31, 2022, four of which were located at properties already owned by us. These acquisitions comprise 2.6 million square feet for an aggregate net purchase price of $1.1 billion. See Item 2. Properties—Recent Acquisitions of Investment Property for additional information regarding our acquisitions during the year ended December 31, 2022.
•We sold Royal Mail, a UK logistics property, and Venue Museum District, a domestic multifamily property, in March 2022 for aggregate sales proceeds of $120.3 million. Both sales were transacted as like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchanges”) in order to defer the taxable gains on the sales. See Item 2. Properties—Recent Dispositions of Investment Property for additional information regarding our dispositions during the year ended December 31, 2022.
•In August 2022, we completed our two-year renovation project at Montrose Student Residences and resumed normal operations in time for the start of the 2022/2023 school year. The property was fully leased throughout the first semester, and was 99% leased as of December 31, 2022.
•Interest rates rose dramatically throughout 2022, increasing our weighted average interest rate from 1.83% at the beginning of the year to 3.51% at the end of the year. As a result, we focused on reducing our reliance on debt where possible, decreasing our leverage ratio from 42% as of December 31, 2021 to 32% as of December 31, 2022. Additionally, we entered into interest rate contracts for $659.3 million of our variable-rate debt during 2022 to reduce our exposure to rising rates in the future.

NAV History

We began determining a net asset value (“NAV”) per share on a monthly basis in January 2018. Since that time, our NAV per share increased from $9.78 in the beginning of 2018 to $10.89 as of December 31, 2022. As illustrated in the chart below, the NAV per share fell to a low of $9.71 as of April 30, 2020 driven primarily by the adverse impact on global commercial activity and volatility in financial markets caused by the Coronavirus pandemic, which affected the performance and value of our investment properties during that time. Further, despite a strong performance during the first half of 2022, our NAV per share fell from its peak during the second half of the year resulting from higher interest rates and volatility in the financial markets. Set forth below is additional historical information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).

1.Please see Item 5. — Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities as well as our Current Reports on Form 8-K for additional information concerning the methodology used to determine, and the limitations of, the NAV per share.
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
The table below discloses the total returns for the classes of shares that are available for investment:

As of December 31, 2022
Shares Class (1)	1-Year	3-Year	5-Year	ITD
Class I Shares (2)	6.86%	8.14%	8.76%	8.76%
Class D Shares (2)	6.59%	7.87%	8.49%	8.49%
Class S Shares (No Sales Load) (3)	5.96%	7.14%	7.73%	7.73%
Class S Shares (With Sales Load) (4)	2.26%	5.89%	6.78%	6.97%
Class T Shares (No Sales Load) (3)	5.80%	7.07%	7.68%	7.68%
Class T Shares (With Sales Load) (4)	2.11%	5.82%	6.73%	6.92%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment:

As of December 31, 2022
Shares Class (1)	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	6.86%	8.14%	8.76%	8.88%
Class AX Shares (With Sales Load)	N/A	N/A	N/A	7.39%
Class TX Shares (No Sales Load)	5.80%	7.07%	7.68%	8.18%
Class TX Shares (With Sales Load)	N/A	N/A	N/A	7.34%
Class IX Shares (No Sales Load)	6.59%	7.87%	8.49%	8.30%
Class IX Shares (With Sales Load)	N/A	N/A	N/A	8.14%
(1)The inception date for Class AX Shares, Class TX Shares, and Class IX Shares are October 1, 2014, September 1, 2015, and May 1, 2017, respectively.

Critical Accounting Estimates

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Additionally, application of our accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates under different assumptions or conditions. The following is a discussion of our critical accounting estimates. For a discussion of all of our significant accounting policies, see Note 2 — Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges have been recorded for any period through December 31, 2022.

Revenue Recognition and Valuation of Receivables

We are required to recognize minimum rent revenues on a straight-line basis over the terms of tenant leases, including rent holidays and bargain renewal options, if any. Revenues associated with tenant reimbursements are recognized in the period in which the expenses are incurred based upon the tenant’s lease provision. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. We make quarterly accrual adjustments, positive or negative, to tenant reimbursement revenue to adjust the recorded amounts to our best estimate of the final amounts to be billed and collected with respect to the cost reimbursements. Revenues relating to lease termination fees are recognized on a straight-line basis amortized from the time that a tenant’s right to occupy the leased space is modified through the end of the revised lease term and are included in other revenue in the accompanying consolidated statements of operations and comprehensive income (loss). To the extent our leases provide for rental increases at specified intervals, we will record a receivable for rent not yet due under the lease terms. Accordingly, our management must determine, in its judgment, to what extent the unbilled rent receivable applicable to each specific tenant is collectible. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables are appropriately valued based upon an analysis of balances outstanding, historical bad debt levels and current economic trends. The uncollectible portion of the portfolio is recorded as an adjustment to rental revenues.

Recent Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies for a discussion regarding recent accounting pronouncements and the potential impact, if any, on our consolidated financial statements.

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

We generally expect our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Interest rates rose dramatically throughout 2022, increasing our weighted average interest rate from 1.83% at the beginning of the year to 3.51% at the end of the year. As a result, we focused on reducing our reliance on debt where possible, decreasing our leverage ratio from 42% as of December 31, 2021 to 32% as of December 31, 2022. Additionally, we entered into interest rate contracts for $659.3 million of our variable-rate debt during 2022 to reduce our exposure to rising rates in the future. See Item 1. “Business — Financing Strategy and Policies” for additional information regarding our financing strategy.

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

Cash flows from operating activities for the year ended December 31, 2022 decreased by $34.6 million compared to the same period in the prior year. Generally, we expect cash flows from operating activities to increase each year as we continue to acquire additional properties. However, the decrease is primarily the result of the $24.8 million performance participation allocation paid to our Advisor during the first quarter of 2022 compared to no performance participation allocation payment to our Advisor in 2021, as well as an increase in costs associated with leasing activities, including tenant inducement payouts, and an increase in interest payments as a result of higher interest rates during the year ended December 31, 2022 as compared to the same period in the prior year.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2022 and 2021 were primarily due to the following:

2022
•Payments of $1.1 billion primarily related to our investments in real estate.
•Capital expenditures of approximately $36.2 million at our investment properties.
•We received proceeds of $120.3 million from the sale of Royal Mail and Venue Museum District in March 2022. We sold Royal Mail for a contract price of £34.7 million (approximately $46.5 million assuming a rate of $1.34 per GBP as of the date of transaction) and we acquired Royal Mail in December 2019 for a net purchase price of £25.4 million (approximately $33.4 million assuming a rate of $1.31 per GBP as of the acquisition date). We sold Venue Museum District for a contract sales price of $76.0 million and we acquired Venue Museum District in September 2018 for a net purchase price of $72.9 million.
•Payments of $134.2 million to purchase real estate-related securities, including $81.0 million of additional offering proceeds invested into our real estate-related securities portfolio. We also received proceeds of $47.8 million from the sale of real estate-related securities.
•Payments of $16.4 million to enter into new interest rate contracts.
•We received payments of $2.9 million from counterparties in relation to our positions in interest rate contracts.

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

Cash Flows from Financing Activities

Public Offerings

We commenced the Initial Offering in August 2014 and terminated our offering in December 2017, except for shares issued pursuant to our distribution reinvestment plan. We commenced our Second Offering in December 2017, but did not begin raising proceeds related to the Second Offering until 2018. We launched our Third Offering on June 2, 2021, which had its first monthly closing on July 1, 2021. Our second public offering was terminated immediately prior to the commencement of our Third Offering. We raised gross proceeds of $1.1 billion and $533.7 million, respectively, from our public offerings during the years ended December 31, 2022 and 2021, respectively, excluding proceeds from the distribution reinvestment plan. Our Offering was more widely distributed during the year December 31, 2022, which resulted in the increase in gross proceeds. In addition, during the years ended December 31, 2022 and 2021, we redeemed $52.3 million and $44.4 million in shares of our common stock pursuant to our share redemption program, respectively. Further, total redemptions for the three months ended December 31, 2022 represented approximately 0.62% of our NAV as of September 30, 2022, which was well below our 5% quarterly limitation.

In addition to the investing activities described previously, we use proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the years ended December 31, 2022 and 2021, we made payments of $18.4 million and $11.1 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our public offerings. Selling commissions, dealer manager fees and distribution and stockholder servicing fees vary for each share class as described more fully in Note 9 — Related Party Transactions. The change in these fees is generally attributable to the amount of offering proceeds raised, but is also impacted by variations in the amount of each share class sold during the year.
Beginning December 6, 2017, the Advisor agreed to advance all of our unpaid organization and offering costs, consisting of issuer costs and certain underwriting costs (but excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) related to our public offerings, through December 31, 2018. In January 2019, we began reimbursing the Advisor in ratable amounts over 60 months for all such advanced expenses, as well as any organization and offering costs incurred subsequent to December 31, 2018, to the extent cumulative organization and offering costs paid by us do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from our public offerings. During the years ended December 31, 2022 and 2021, we reimbursed the Advisor $7.9 million and $6.7 million for organization and offering costs, respectively.

Distributions

With the authorization of our board of directors, we declared distributions monthly from January 2019 through March 31, 2023 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class, less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders during the years ended December 31, 2022, 2021, and 2020 were $118.2 million, $70.8 million and $53.1 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, during the years ended December 31, 2022, 2021 and 2020, we funded 71%, 41%, and 60%, respectively, of total distributions with cash flows from investing activities, which include proceeds from the sale of real estate.

The following table outlines our total distributions declared to stockholders for the years ended December 31, 2022, 2021 and 2020, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands).

	Stockholders			Sources
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared	Cash Flows From Operating Activities
December 31, 2022	$58,795	$64,106	$122,901	$35,664	29%
December 31, 2021	$35,327	$38,031	$73,358	$43,393	59%
December 31, 2020	$25,398	$28,762	$54,161	$21,777	40%

Debt Financings and Financing Obligations

As mentioned previously, our portfolio was 32% leveraged as of December 31, 2022 (based on the most recent valuations of our real estate investments) with a weighted average interest rate of 3.51%. Below is additional information regarding our loan activity for the years ended December 31, 2022 and 2021.

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
•We made payments on notes payable of $205.5 million, which included $160.0 million in payments on our Revolving Credit Facility, $21.1 million to pay off the outstanding balance of our secured debt relating to Royal Mail, which was sold in March 2022, $12.9 million to pay off the outstanding balance of our original secured debt relating to Madrid Airport Complex, and principal payments relating to our permanent mortgage financing.
•We made payments of $2.2 million in financing costs primarily related to our permanent mortgage financing secured by Madrid Airport Complex.
•We received net proceeds of $13.6 million from our financing obligations related to our DST program, as described more fully in Note 5 — DST Program.
2021
•We received proceeds from notes payable of $897.1 million, which included $221.1 million in draws on our Revolving Credit Facility, $108.0 million from a bridge loan with JPMorgan, $500.0 million in draws on our term loans with JPMorgan, as well as $68.1 million relating to permanent mortgage financing. These proceeds were used primarily to provide cash for the acquisitions of real estate investments during the year.
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

Results of Operations

Year ended December 31, 2022 compared to the year ended December 31, 2021

The table below includes information regarding changes in our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in 2022 compared to 2021 as a result of significant additional capital raised and invested in real estate, as offset by recent property dispositions. All amounts are in thousands, except for percentages:

	Year Ended December 31,		Change
	2022	2021	$	%
Revenues:
Rental revenue	$251,834	$171,848	$79,986	47%
Other revenue	7,685	4,078	3,607	88%
Total revenues	259,519	175,926	83,593	48%
Expenses:
Property operating expenses	59,944	43,156	16,788	39%
Real property taxes	31,838	19,447	12,391	64%
Property management fees	7,484	6,054	1,430	24%
Depreciation and amortization	124,600	88,100	36,500	41%
Asset management fees	26,270	16,442	9,828	60%
Performance participation allocation	18,787	24,790	(6,003)	(24)%
General and administrative expenses	7,288	5,546	1,742	31%
Total expenses	276,211	203,535	72,676	36%
Other income (expenses):
Gain (loss) on derivative instruments	18,146	105	18,041	N/A*
Gain (loss) on investments in real estate-related securities	(26,938)	15,965	(42,903)	N/A*
Gain on sale of real estate	21,098	1,432	19,666	N/A*
Foreign currency gains (losses)	(2,783)	(978)	(1,805)	185%
Interest expense	(44,286)	(24,976)	(19,310)	77%
Other income and expenses	6,326	2,028	4,298	212%
Income (loss) before benefit (provision) for income taxes	(45,129)	(34,033)	(11,096)	33%
Benefit (provision) for income taxes	(1,224)	(3,988)	2,764	(69)%
Provision for income taxes related to sale of real estate	(1,731)	(1,132)	(599)	53%
Net income (loss)	$(48,084)	$(39,153)	$(8,931)	23%

* Not a meaningful percentage
Total revenues: The increase in total revenues is primarily the result of our significant acquisition activity. For example, during the year ended December 31, 2022, we invested over $1.1 billion in additional real estate investments. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
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

Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to the additional real estate investments acquired during 2021 and 2022, offset by dispositions of two real estate investments during 2022.
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV. The increase in these fees is primarily due to the additional real estate investments made during 2021 and 2022.
Performance participation allocation: The decrease in the amount of performance participation allocation earned by our Advisor during the year ended December 31, 2022 is primarily due to the $0.40 decline in our NAV per share during the last two quarters of 2022. Please see “—NAV and Distributions” above for additional information concerning the change in NAV per share.
General and administrative expenses: General and administrative expenses increased primarily due to increased stockholder costs, including costs of soliciting the votes necessary to hold our annual shareholder meeting. We generally expect our general and administrative expenses to continue to increase as we continue raising capital from our public offerings.
Gain (loss) on derivative instruments: We enter into interest rate contracts in order to limit our exposure to rising interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. During the year ended December 31, 2022, such gains were primarily related to the position of our interest rate contracts as a result of rising interest rates during the period.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. The performance of traded real estate-related securities during the year ended December 31, 2022 was adversely impacted by concerns about inflation, rising interest rates and Russia’s invasion of Ukraine. The gains recorded during the prior year were primarily due to the stock market recovery that followed the stock market decline during the first half of 2020 related to the Coronavirus pandemic.
Gain (loss) on sale of real estate: We acquired Royal Mail in December 2019 for a contract purchase price of £25.4 million (approximately $33.4 million assuming a rate of $1.31 per GBP as of the acquisition date) and we sold Royal Mail in March 2022 for a contract sales price of £34.7 million (approximately $46.5 million assuming a rate of $1.34 per GBP as of the date of transaction), resulting in the recognition of a gain of $11.5 million related to this sale. Additionally, we acquired Venue Museum District in September 2018 for a contract purchase price of $72.9 million and we sold Venue Museum District in March 2022 for a contract price of $76.0 million, resulting in the recognition of a gain of $9.7 million related to this sale. We had no property dispositions during the year ended December 31, 2021.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the years ended December 31, 2022 and 2021, these losses were primarily related to the effect of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased primarily due to increasing interest rates on our variable-rate loans, as well as additional indebtedness outstanding during the period resulting from additional real estate investments acquired during 2021 and 2022.
Other income and expenses: Primarily relates to interest and dividend income associated with our investments in real estate-related securities. The increase is primarily due to additional investments in real estate-related securities made in the past year. As of December 31, 2022, we had invested $137.0 million of cash into our securities portfolio, compared to $56.0 million as of December 31, 2021.
Benefit (provision) for income taxes: The $2.8 million decrease in tax provision is the result of changes in our deferred tax assets and liabilities related to book / tax timing differences at our international subsidiaries.
Provision for income taxes related to sale of real estate: We incurred $1.7 million in international jurisdiction income tax in 2022 as a result of the sale of Royal Mail during March 2022. The provision in 2021 relates to the income tax incurred as a result of the final repatriation of proceeds from the April 2020 sale of Bishop’s Square.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the year ended December 31, 2022 includes 20 properties.

The following table presents revenues for the year ended December 31, 2022, as compared to the year ended December 31, 2021, by reportable segment. In total, revenues increased by $83.6 million, resulting primarily from our significant acquisition activity, as described previously, as offset by the disposition of two properties during 2022. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Year Ended December 31,		Change
	2022	2021	$		%
Revenues
Same-store properties
Office investments	$11,346	$13,945	$(2,599)	(1)	(19)%
Industrial investments	76,335	73,477	2,858	(2)	4%
Residential/Living investments	30,663	26,858	3,805	(3)	14%
Retail investments	27,949	27,795	154		1%
Total same-store properties	$146,293	$142,075	$4,218		3%
Recent acquisitions	111,665	25,896	85,769		331%
Disposed properties	1,561	7,955	(6,394)		(80)%
Total revenues	$259,519	$175,926	$83,593		48%

(1)The decrease is primarily due to the lease expiration of the major tenant at Cottonwood on September 30, 2021 without renewal. We have signed a lease with a new tenant for the vacant space, and occupancy began in January 2023.
(2)The increase is primarily due to a termination fee in relation to a significant tenant at one of our central European industrial properties, as well as a result of additional recovery revenue from higher energy and utility costs at certain of our central European industrial properties. Energy and utility costs are generally recovered from the tenants at those properties and do not have an effect on the revenues in excess of property expenses at the property. Increases in revenue at our central European industrial properties are partially offset by the impact of the weakening of the Euro, British pound and Polish zloty against the U.S. dollar during the year ended December 31, 2022.
(3)The increase is primarily due to an increase in rental rates for the 2022/2023 school year at our student housing properties compared to the prior year, as well as for new leases at one of our domestic residential/living properties compared to the prior year. Additionally, occupancy has increased at Montrose Student Residences as a result of the completion of our two-year renovation project at the property in August 2022. The property was fully leased throughout the first semester of 2022, and was 99% leased as of December 31, 2022. Increases in revenue at our foreign student housing properties are partially offset by the impact of the weakening of the Euro and British pound against the U.S. dollar during the year ended December 31, 2022.

The following table presents the property expenses of each reportable segment for the year ended December 31, 2022, as compared to the year ended December 31, 2021. In total, property expenses increased as a result of our significant acquisition activity, as previously described, as offset by the dispositions of two properties during 2022. See below for additional explanation of notable changes in same-store property expenses. All amounts are in thousands, except for percentages.

	Year Ended December 31,		Change
	2022	2021	$		%
Property expenses (1)
Same-store properties
Office investments	$5,236	$5,400	$(164)		(3)%
Industrial investments	26,831	25,961	870	(2)	3%
Residential/Living investments	13,674	14,330	(656)	(3)	(5)%
Retail investments	12,202	11,096	1,106	(4)	10%
Total same-store properties	$57,943	$56,787	$1,156		2%
Recent acquisitions	39,971	7,899	32,072		406%
Disposed properties	1,352	3,971	(2,619)		(66)%
Total property expenses	$99,266	$68,657	$30,609		45%

(1)Property expenses include property operating expenses, real property taxes and property management fees.
(2)The increase is primarily a result of increasing energy and utility costs at certain of our central European industrial properties. Energy and utility costs are generally recovered from the tenants at those properties and generally do not have an effect on the net operating income of the property, as a result. Additionally, the increase in these expenses is offset by the impact of the weakening of the Euro and British pound against the U.S. dollar during the year ended December 31, 2022.
(3)The decrease in property expenses during 2022 was primarily due to property expenses during 2021 having been higher than would otherwise have been expected due to the demolition costs incurred in relation to our two-year renovation project at Montrose Student Residences, which was completed in August 2022.
(4)The increase is primarily the result of increased real property taxes at one of our retail properties, which was the result of a successful tax appeal in 2021 which favorably affected the 2021 tax year in comparison to the 2022 tax year.

The following table presents revenues in excess of property expenses for the year ended December 31, 2022, as compared to the year ended December 31, 2021, by reportable segment. Total revenues in excess of property expenses increased primarily as a result of our significant recent acquisition activity, as previously described. See above for additional explanations of notable changes in same-store revenues in excess of expenses. All amounts below are in thousands, except for percentages:

	Year Ended December 31,		Change
	2022	2021	$		%
Revenues in excess of property expenses(1)
Same-store properties
Office investments	$6,110	$8,545	$(2,435)	(2)	(28)%
Industrial investments	49,504	47,516	1,988	(3)	4%
Residential/Living investments	16,989	12,528	4,461	(4)	36%
Retail investments	15,747	16,699	(952)	(5)	(6)%
Total same-store properties	$88,350	$85,288	$3,062		4%
Recent acquisitions	71,694	17,997	53,697		298%
Disposed properties	209	3,984	(3,775)		(95)%
Total revenues in excess of property expenses	$160,253	$107,269	$52,984		49%

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
(5)The decrease is primarily due to a favorable tax appeal impacting the prior year. Please refer to the tables above for further detail regarding these changes.

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the years ended December 31, 2022, 2021 and 2020 and the period from inception through December 31, 2022 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Years ended December 31,			Period from July 31, 2013 (date of inception) through December 31, 2022
	2022	2021	2020
Net income (loss)	$(48,084)	$(39,153)	$101,553	$(41,604)
Depreciation and amortization (1)	124,600	88,100	68,693	409,379
Gain on sale of real estate	(21,098)	(1,432)	(130,094)	(167,115)
Taxes related to sale of real estate	1,731	1,132	7,773	10,636
(Gain) loss on securities (2)	26,938	(15,965)	452	9,510
Adjustments for noncontrolling interests (3)	—	—	—	117
Funds From Operations attributable to common stockholders	$84,087	$32,682	$48,377	$220,923
Basic and diluted income (loss) per common share	$(0.23)	$(0.31)	$1.06	$(0.65)
Funds From Operations attributable to common stockholders per common share	$0.40	$0.26	$0.50	$3.45
Weighted average shares outstanding	211,191	127,747	95,935	64,115

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

(3)Includes income attributable to noncontrolling interests and all adjustments to eliminate the noncontrolling interests’ share of the adjustments to convert our net income (loss) to FFO.

Set forth below is additional information, which may be helpful in assessing our operating results:

•For the years ended December 31, 2022, 2021 and 2020, the Dealer Manager earned distribution and stockholder servicing fees of $9.2 million, $6.3 million and $5.8 million, respectively, which are paid by Hines Global. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through December 31, 2022 were $29.1 million.
•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. See Note 9 — Related Party Transactions, for additional information regarding the performance participation allocation. We do not consider the performance participation allocation in evaluating our operating performance. For the year ended December 31, 2022, we incurred $18.8 million in performance participation allocation fees. For the year ended December 31, 2021, we incurred $24.8 million in performance participation allocation fees. For the year ended December 31, 2020, we did not incur performance participation allocation fees. Total performance participation allocation fees incurred were $57.5 million from inception through December 31, 2022.

•For the years ended December 31, 2022, 2021 and 2020, we recorded noncash adjustments primarily related to amortization of out-of-market lease intangibles, lease incentives and deferred financing costs and straight-line rent adjustments, which increased net income (loss) by $13.8 million, $0.9 million and $3.7 million, respectively. Total of such adjustments from inception through December 31, 2022 were $30.1 million.
•We recorded adjustments related to derivative instruments and foreign currencies, which increased net income (loss) by approximately $12.5 million, reduced net income by approximately $0.8 million and increased net income by approximately $6.3 million for the years ended December 31, 2022, 2021 and 2020 respectively. The total of such adjustments from inception through December 31, 2022 increased net income by $14.5 million.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees to fund distributions to our stockholders. For example, we funded 71%, 41%, and 60% of total distributions for the years ended December 31, 2022, 2021 and 2020, respectively, with cash flows from other sources such as cash flows from investing activities, which may include proceeds from the sale of real estate. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through December 31, 2022, we declared $341.5 million of distributions to our stockholders, compared to our total aggregate FFO of $220.9 million and our total aggregate net loss of $41.6 million for that period. For the year ended December 31, 2022, we declared $122.9 million of distributions to our stockholders compared to our total aggregate FFO of $84.1 million. For the years ended December 2021 and 2020, we declared $73.4 million and $54.2 million, respectively, of distributions to our stockholders compared to our total aggregate FFO of $32.7 million and $48.4 million, respectively.

Related Party Transactions and Agreements

We have entered into agreements with our Advisor, our Dealer Manager and Hines and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. Relating to organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee, distribution and stockholder servicing fees, and payments to our Advisor for reimbursement of organization and offering costs. Relating to acquisition and operational stages, these include payments for certain services related to the management and performance of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 9 — Related Party Transactions in the Notes to the consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for additional information concerning our related party transactions and agreements.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

*****

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of December 31, 2022, we were exposed to the market risks listed below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to invest in our real estate investment portfolio and operations. We use interest rate hedges in connection with our variable rate debt in order to limit our exposure to rising interest rates. We had $1.1 billion of variable-rate debt outstanding as of December 31, 2022. We have fixed the interest rates on $929.4 million of our outstanding debt through the use of interest rate swaps or interest rate caps/corridors that are effective as of December 31, 2022, including the effect of additional interest rate cap agreements entered into during January 2023 relating to our Revolving Credit Facility with JPMorgan Chase. The remaining $224.9 million of our outstanding debt is either unhedged or is subject to interest rate caps/corridors that are not currently effective. If interest rates were to increase by 1%, we would incur an additional $2.2 million in interest expense on our debt. See Note 6 — Debt Financing in the Notes to the consolidated financial statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of December 31, 2022	Reduction in Net Income (Loss) for the Year Ended December 31, 2022
EUR	$20,816	$267
GBP	$13,292	$1,433

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Hines Global Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hines Global Income Trust, Inc., and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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

Investment Property - Refer to Notes 2 and 4 to the Financial Statements

Critical Audit Matter Description

During the year ended December 31, 2022, the Company acquired 13 investment properties for an aggregate purchase price of $1.1 billion (“the acquisitions”). The Company accounted for the acquisitions as asset acquisitions and allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed using their relative fair values. Estimates of fair values were based upon assumptions that the Company believes are similar to those used by market participants. These assumptions include, but are not limited to, the determination of market-based rental revenues, comparable land sales and replacement costs of the building.

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

Houston, Texas
March 30, 2023

We have served as the Company’s auditor since 2013.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$2,940,117	$2,085,122
Investments in real estate-related securities	133,741	74,256
Cash and cash equivalents	112,149	196,630
Restricted cash	15,393	14,797
Derivative instruments	30,966	842
Tenant and other receivables, net	51,344	20,626
Intangible lease assets, net	300,137	232,410
Financing lease right-of-use asset, net	15,744	15,875
Deferred leasing costs, net	58,448	38,596
Deferred financing costs, net	925	1,848
Other assets	20,836	23,919
Total assets	$3,679,800	$2,704,921
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$84,373	$61,819
Due to affiliates	90,506	69,430
Intangible lease liabilities, net	69,079	40,366
Other liabilities	45,500	27,422
Financing lease liability	17,383	17,340
Financing obligations	13,570	—
Derivative instruments	11	167
Distributions payable	12,171	7,470
Notes payable, net	1,301,921	1,244,875
Total liabilities	1,634,514	1,468,889

Commitments and contingencies (Note 13)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2022 and 2021	—	—
Common shares, $0.001 par value per share (Note 8)	250	154
Additional paid-in capital	2,445,101	1,440,225
Accumulated distributions in excess of earnings	(382,973)	(211,975)
Accumulated other comprehensive income (loss)	(17,092)	7,628
Total stockholders’ equity	2,045,286	1,236,032
Noncontrolling interests	—	—
Total equity	2,045,286	1,236,032
Total liabilities and equity	$3,679,800	$2,704,921

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$251,834	$171,848	$123,389
Other revenue	7,685	4,078	3,226
Total revenues	259,519	175,926	126,615
Expenses:
Property operating expenses	59,944	43,156	32,875
Real property taxes	31,838	19,447	14,577
Property management fees	7,484	6,054	5,719
Depreciation and amortization	124,600	88,100	68,693
Asset management fees	26,270	16,442	11,674
Performance participation allocation	18,787	24,790	—
General and administrative expenses	7,288	5,546	4,652
Total expenses	276,211	203,535	138,190
Other income (expenses):
Gain (loss) on derivative instruments	18,146	105	7,531
Gain (loss) on investments in real estate-related securities	(26,938)	15,965	(452)
Gain on sale of real estate	21,098	1,432	130,094
Foreign currency gains (losses)	(2,783)	(978)	(809)
Interest expense	(44,286)	(24,976)	(20,849)
Other income and expenses	6,326	2,028	1,006
Income (loss) before benefit (provision) for income taxes	(45,129)	(34,033)	104,946
Benefit (provision) for income taxes	(1,224)	(3,988)	4,380
Provision for income taxes related to sale of real estate	(1,731)	(1,132)	(7,773)
Net income (loss)	(48,084)	(39,153)	101,553
Net (income) loss attributable to noncontrolling interests	(13)	(13)	(13)
Net income (loss) attributable to common stockholders	$(48,097)	$(39,166)	$101,540
Basic and diluted income (loss) per common share	$(0.23)	$(0.31)	$1.06
Weighted average number of common shares outstanding	211,191	127,747	95,935

Comprehensive income (loss):
Net income (loss)	$(48,084)	$(39,153)	$101,553
Other comprehensive income (loss):
Foreign currency translation adjustment	(24,720)	(15,201)	20,106
Comprehensive income (loss)	$(72,804)	$(54,354)	$121,659
Comprehensive (income) loss attributable to noncontrolling interests	(13)	(13)	(13)
Comprehensive income (loss) attributable to common stockholders	$(72,817)	$(54,367)	$121,646

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2020	81,847	$83	$735,545	$(146,830)	$2,723	$591,521	$—
Issuance of common shares	25,145	24	256,180	—	—	256,204	—
Distributions declared	—	—	—	(54,161)	—	(54,161)	(13)
Redemption of common shares	(3,211)	(3)	(35,812)	—	—	(35,815)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(13,242)	—	—	(13,242)	—
Offering costs	—	—	(3,935)	—	—	(3,935)	—
Net income (loss)	—	—	—	101,540	—	101,540	13
Foreign currency translation adjustment	—	—	—	—	16,946	16,946	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	3,160	3,160	—
Balance as of December 31, 2020	103,781	$104	$938,736	$(99,451)	$22,829	$862,218	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2021	103,781	$104	$938,736	$(99,451)	$22,829	$862,218	$—
Issuance of common shares	55,407	54	570,393	—	—	570,447	—
Distributions declared	—	—	—	(73,358)	—	(73,358)	(13)
Redemption of common shares	(4,382)	(4)	(41,582)	—	—	(41,586)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(21,784)	—	—	(21,784)	—
Offering costs	—	—	(5,538)	—	—	(5,538)	—
Net income (loss)	—	—	—	(39,166)	—	(39,166)	13
Foreign currency translation adjustment	—	—	—	—	(15,201)	(15,201)	—
Balance as of December 31, 2021	154,806	$154	$1,440,225	$(211,975)	$7,628	$1,236,032	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2022	154,806	$154	$1,440,225	$(211,975)	$7,628	$1,236,032	$—
Issuance of common shares	100,499	101	1,117,965	—	—	1,118,066	—
Distributions declared	—	—	—	(122,901)	—	(122,901)	(13)
Redemption of common shares	(4,728)	(5)	(60,997)	—	—	(61,002)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(45,617)	—	—	(45,617)	—
Offering costs	—	—	(6,475)	—	—	(6,475)	—
Net income (loss)	—	—	—	(48,097)	—	(48,097)	13
Foreign currency translation adjustment	—	—	—	—	(25,077)	(25,077)	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	357	357	—
Balance as of December 31, 2022	250,577	$250	$2,445,101	$(382,973)	$(17,092)	$2,045,286	$—

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021	2020
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(48,084)	$(39,153)	$101,553
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	125,201	91,556	70,474
Gain on sale of real estate	(21,098)	(1,432)	(130,094)
Foreign currency (gains) losses	2,783	978	809
(Gain) loss on derivative instruments	(18,146)	(105)	(7,531)
(Gain) loss on investments in real estate-related securities	26,938	(15,965)	452
Changes in assets and liabilities:
Change in other assets	1,179	(5,322)	(8,050)
Change in tenant and other receivables	(23,479)	(3,929)	(4,577)
Change in deferred leasing costs	(25,625)	(25,455)	(5,426)
Change in accounts payable and accrued expenses	(11,140)	18,562	1,444
Change in other liabilities	8,387	5,293	(3,218)
Change in due to affiliates	(5,495)	21,031	(5,930)
Net cash from (used in) operating activities	11,421	46,059	9,906
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(1,095,876)	(690,544)	(449,051)
Capital expenditures at operating properties	(36,161)	(17,117)	(11,456)
Proceeds from sale of real estate	120,310	—	340,182
Purchases of real estate-related securities	(134,248)	(57,602)	(53,096)
Proceeds from settlement of real estate-related securities	47,825	50,449	37,998
Proceeds from settlement of interest rate contracts	2,902	—	—
Payments related to interest rate contracts	(16,414)	—	—
Net cash from (used in) investing activities	(1,111,662)	(714,814)	(135,423)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	1,056,221	533,684	227,776
Redemption of common shares	(52,294)	(44,418)	(31,646)
Payment of offering costs	(7,853)	(6,673)	(5,956)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(18,431)	(11,137)	(9,448)
Distributions paid to stockholders and noncontrolling interests	(56,657)	(34,116)	(24,764)
Proceeds from financing obligations	13,570	—	—
Proceeds from notes payable	291,281	897,115	446,545
Payments on notes payable	(205,502)	(524,052)	(382,585)
Payments on related party note payable	—	—	(75,000)
Change in security deposit liability	2,562	977	837
Deferred financing costs paid	(2,218)	(5,763)	(1,394)
Payments on derivative instruments	—	(159)	(85)
Net cash from (used in) financing activities	1,020,679	805,458	144,280
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(4,323)	(2,839)	2,362
Net change in cash, restricted cash and cash equivalents	(83,885)	133,864	21,125
Cash, restricted cash and cash equivalents, beginning of year	211,427	77,563	56,438
Cash, restricted cash and cash equivalents, end of year	$127,542	$211,427	$77,563
See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Hines Global Income Trust, Inc. (“the Company” or “Hines Global”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 65 years. The Company is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through HGIT Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of December 31, 2022 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

The Company raises capital for its investments through public offerings of its common stock and engaged Hines Securities, Inc. (the “Dealer Manager”), an affiliate of the Advisor, to serve as the dealer manager for its offerings and to market its shares. On August 20, 2014, the Company commenced its initial public offering of up to $2.5 billion of its common stock (the “Initial Offering”). On September 30, 2017, the Company suspended the sale of shares in the primary portion of the Initial Offering, while continuing to offer up to $150.0 million of its common stock pursuant to its distribution reinvestment plan. On December 6, 2017, the Company commenced a second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Second Offering”). As a result of the changing landscape in the non-traded REIT industry, the Second Offering reflected a restructuring (the “Restructuring”), which resulted in a reduction of many of the fees payable to the Advisor and the Dealer Manager. The Company launched its third public offering of up to $2.5 billion in shares of its common stock (the “Third Offering” or, together with the Second Offering, the “Follow-on Offerings”) on June 2, 2021 through which it is offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under its distribution reinvestment plan. The Company terminated its second public offering immediately prior to the commencement of the Third Offering. For additional information regarding these fees, please see Note 9 — Related Party Transactions.

The Company received gross offering proceeds of approximately $2.8 billion from the sale of 267.9 million shares through its public offerings from inception through December 31, 2022, including shares issued pursuant to its distribution reinvestment plan. As of December 31, 2022, the Company owned direct investments in 38 real estate properties totaling 16.4 million square feet that were 95% leased.

In addition to the Company’s Third Offering, in September 2022, the Company, through its Operating Partnership, launched a program to raise capital through private placement offerings exempt from registration under the Securities Act of 1933, as amended, by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of December 31, 2022, the Company has raised net offering proceeds of $13.7 million through the DST Program. See “Note 5 — DST Program” for additional information.

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

The Company has reclassified the presentation of its acquisition related expenses within its consolidated statements of operations and comprehensive income (loss). The amount of acquisition related expenses recorded on the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2021 and 2020 was recorded to acquisition related expenses, but has been reclassified to other income and expenses for the years ended December 31, 2021 and 2020 within this Annual Report on Form 10-K in order to be consistent with the current year presentation.

Variable Interest Entities

The Company has determined that the Operating Partnership is considered a variable interest entity (“VIE”). However, the Company meets the disclosure exemption criteria, as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest.

Additionally, from time to time, the Company may acquire property utilizing like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchanges”) in order to defer taxable gains on properties it sells. As such, the Company may engage an exchange agent to act as a qualified intermediary regarding the 1031 Exchange by taking possession of the sales proceeds to be utilized in a pending acquisition of investment property to complete the 1031 Exchange. The Company retains essentially all of the legal and economic benefits and obligations related to the trust formed by the exchange agent, and as a result the trust and the related sales proceeds are then included in the Company’s consolidated financial statements as a VIE until the completion of the 1031 Exchange. There were no consolidated VIEs on the Company’s consolidated balance sheets relating to 1031 Exchanges as of December 31, 2022 and 2021.

Correction of Immaterial Errors

During the quarter ended June 30, 2021, the Company identified an immaterial error in the calculation of deferred tax assets and related valuation allowance at one of its properties. As a result of this error, “Benefit (provision) for income taxes” and “Net Income” included in the consolidated statements of operations and comprehensive income (loss) was overstated by $2.9 million for the year ended December 31, 2020. The Company corrected these errors in the quarterly period ended June 30, 2021, which increased net loss by $2.9 million for the year ended December 31, 2021. Management evaluated the effects of these out-of-period adjustments, both qualitatively and quantitatively, and concluded that the errors and the related correction were not material both individually and in the aggregate to the current period or prior periods.

Investment Property and Lease Intangibles

Acquisitions of properties are evaluated to determine whether they qualify as a business combination or an asset acquisition. An acquisition is classified as an asset acquisition if substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or group of similar assets and the amounts recorded are inclusive of acquisitions costs and therefore recorded using their relative fair values. If the acquisition meets the definition of a business combination, the Company records the fair value of the assets acquired and liabilities assumed and will evaluate the existence of goodwill or a bargain purchase gain. Acquisition costs are expensed for business combinations. Since January 1, 2018, all of our acquisitions were concluded to be asset acquisitions. The results of operations of acquired properties are included in the Company’s results of operations from their respective dates of acquisition. Estimates of fair values were based upon a variety of valuation methodologies and assumptions that the Company believes are similar to those used by market participants. These include, but are not limited to, estimates for future cash flows that utilize discount and/or capitalization rates assuming the building was vacant, determination of market-based rental revenues, comparable land sales, and replacement costs on building, and are subsequently used to record the purchase of identifiable assets acquired, such as land, buildings and improvements, and identifiable intangible assets related to in-place leases and liabilities assumed, such as amounts related to acquired out-of-market leases, asset retirement obligations, and mortgage notes payable.

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

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. No impairment charges have been recorded from inception through December 31, 2022.

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in other income and expenses in the Company’s consolidated statements of operations and comprehensive income (loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Gain (Loss) on Investments in Real Estate-Related Securities
	Year Ended December 31,
	2022	2021	2020
Unrealized gain (loss)	$(28,400)	$7,946	$2,141
Realized gain (loss)	1,462	8,019	(2,593)
Total gain (loss) on real estate-related securities	$(26,938)	$15,965	$(452)

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

As of December 31, 2022, the Company had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. In addition, as of December 31, 2022, the Company had $34.1 million of cash and cash equivalents, including restricted cash, deposited in certain financial institutions located in the United Kingdom, Ireland, the Netherlands, Germany, Poland, Spain and Czech Republic. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents.

As of December 31, 2022, the Company owned $133.7 million in real estate-related securities. These securities consist of common equities, preferred equities and debt securities of publicly traded REITs.

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

Tenant and Other Receivables

Tenant and other receivables consists primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost. As of December 31, 2022 and 2021, the Company had receivables related to base rents and tenant reimbursements of $8.1 million and $3.8 million, respectively.

Straight-line rent receivables were $27.7 million and $13.5 million as of December 31, 2022 and 2021, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical collection levels and current economic trends. The uncollectible portion of the portfolio is recorded as an adjustment to rental revenues.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Other Assets

Other assets included the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid insurance	$1,415	$1,432
Prepaid property taxes	2,557	2,363
Deferred tax assets (1)	10,962	9,016
Operating lease right-of-use asset, net	3,678	3,990
Other	2,224	7,118
Other assets	$20,836	$23,919

(1)Includes the effects of a valuation allowance of $9.8 million and $11.4 million as of December 31, 2022 and 2021, respectively.

Lessee Accounting

The Company has a ground lease agreement in which the Company is the lessee for land underneath Łódź Urban Logistics that the Company has currently accounted for as an operating lease. The lease currently ends in December 2089 and has fixed payments. The rental expense associated with this lease was $78,000 and $86,000 for the years ended December 31, 2022 and 2021, respectively. The Company has recorded a right-of-use asset, net of accumulated amortization, of approximately $3.7 million and $4.0 million in other assets as of December 31, 2022 and 2021, respectively, and has recorded a lease liability of approximately $1.4 million and $1.5 million in other liabilities, as of December 31, 2022 and 2021, respectively, in the Company’s consolidated balance sheets.

The Company also has a ground lease agreement in which the Company is the lessee for land underneath Center Place that the Company has currently accounted for as a financing lease. The lease currently ends in March 2142 and has fixed and variable payments. The rental expense associated with this lease was $94,000 and $15,000 for the years ended December 31, 2022 and 2021, respectively. The Company has recorded a right-of-use asset of approximately $15.7 million and $15.9 million in financing lease right-of-use asset, net, as of December 31, 2022 and 2021, respectively, and has recorded a lease liability of approximately $17.4 million and $17.3 million in financing lease liability, as of December 31, 2022 and 2021, respectively, in the Company’s consolidated balance sheets.

The Company’s estimate of the amount of the right-of-use assets and lease liabilities included assumptions for the discount rate, which is based on the incremental borrowing rate of the lease contract. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a term similar to the lease. Since the term of the Łódź Urban Logistics and Center Place ground leases are much longer than a typical borrowing, the Company derived the incremental borrowing rate of 5.6% and 3.4% for the ground leases at Łódź Urban Logistics and Center Place, respectively, as the spread in a current financing quote for the property, or its borrowing rate on its revolving credit facility if a current financing quote was not available, plus the applicable base rate corresponding to the longest term available in the base rate market. A reconciliation of the Company’s lease liabilities on an undiscounted cash flow basis for its ground leases for each of the years ending December 31, 2023 through December 31, 2027 are as follows (in thousands):

	Lease Payments
	Operating Leases	Financing Leases
2023	$80	$540
2024	80	540
2025	80	540
2026	80	540
2027	80	540
Thereafter	4,958	70,350
Total	$5,358	$73,050

Ground Lease Liability	$1,361	$17,383
Undiscounted Excess Amount	$3,997	$55,667

Revenue Recognition

Accounting Standards Codification (“ASC”) 606 requires the use of a five-step model to recognize revenue from contracts with customers. This model requires that the Company identify the contract with the customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when it satisfies the performance obligations. Management has concluded that the majority of the Company’s total revenue, with the exception of gains and losses from the sale of real estate, consist of rental income from leasing arrangements, which is specifically excluded from the standard. Excluding gains and losses on the sale of real estate (as discussed further below), the Company concluded that its remaining revenue streams were immaterial.

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

Other revenues consist primarily of parking revenue, administrative fees, and tenant reimbursements related to utilities, insurance, and other operating expenses. Parking revenue represents amounts generated from contractual and transient parking and is recognized in accordance with contractual terms or as services are rendered. Other revenues relating to tenant reimbursements are recognized at the time when the performance obligation is met, under ASC 606.

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2015. The Company’s management believes that it operates in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2022, 2021 and 2020 in the accompanying consolidated financial statements. During the year ended December 31, 2022, income tax expense recorded by the Company consisted of current income tax expense of $3.9 million offset by deferred tax expense of $2.7 million related to the operation of its international properties. During the year ended December 31, 2021, income tax expense recorded by the Company was substantially comprised of $4.0 million in current income tax expense related to the operation of its international properties. During the year ended December 31, 2020, income tax benefit recorded by the Company consisted of deferred tax expense of $6.3 million offset by current income tax expense of $1.9 million related to the operation of its international properties. All periods from December 31, 2016 through December 31, 2022 are open for examination by the IRS. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Distribution and Stockholder Servicing Fees

The Company records distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the applicable class of shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable. As of December 31, 2022 and 2021, the Company recorded a liability of $64.1 million and $36.9 million, respectively. See Note 9 — Related Party Transactions for additional information regarding the Company’s distribution and stockholder servicing fees.

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

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021
Buildings and improvements	$2,306,257	$1,641,385
Less: accumulated depreciation	(137,962)	(95,479)
Buildings and improvements, net	2,168,295	1,545,906
Land	771,822	539,216
Investment property, net	$2,940,117	$2,085,122

During the year ended December 31, 2022, the Company acquired 13 investments in real estate assets for a total net purchase price of $1.1 billion. During the same period, the Company sold two of its investment properties for an aggregate contract price of $122.5 million and recognized an aggregate gain on the sale of these assets of $21.1 million, which was recorded in the gain on sale of real estate on the consolidated statements of operations and comprehensive income (loss). During the year ended December 31, 2021, the Company acquired 11 investments in real estate assets for a total net purchase price of $709.6 million and did not sell any of its investment properties.

The Company proactively closed the residential accommodations at Montrose Student Residences in August 2020 to more efficiently perform renovations including the replacement of certain building safety equipment systems. In conjunction with the renovation, the Company recorded accelerated depreciation of $11.0 million to depreciation and amortization on the consolidated statements of operations and comprehensive income (loss) during the first half of 2021 related to portions of the building that were taken out of service. The project was completed in August 2022 and resumed normal operations in time for the start of the 2022/2023 school year. The property was fully leased throughout the first semester, and was 99% leased as of December 31, 2022.

As of December 31, 2022, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$392,879	$25,371	$(88,708)
Less: accumulated amortization	(113,221)	(4,892)	19,629
Net	$279,658	$20,479	$(69,079)

As of December 31, 2021, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$279,340	$15,766	$(52,306)
Less: accumulated amortization	(59,819)	(2,877)	11,940
Net	$219,521	$12,889	$(40,366)

Amortization expense of in-place leases was $70.4 million, $38.6 million and $32.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $8.6 million, $4.0 million and $2.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net, for each of the years ending December 31, 2023 through December 31, 2027 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
2023	$60,761	$(7,795)
2024	$46,608	$(6,367)
2025	$38,454	$(5,049)
2026	$29,415	$(3,057)
2027	$25,187	$(2,411)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the year ended December 31, 2022, 2021 and 2020 was $36.4 million, $24.2 million and $17.4 million, respectively, which are included in rental revenue on the consolidated statements of operations and comprehensive income (loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2022, the approximate fixed future minimum rentals for each of the years ending December 31, 2023 through 2027 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
2023	$166,334
2024	157,992
2025	141,709
2026	123,765
2027	112,147
Thereafter	558,029
Total	$1,259,976

During the years ended December 31, 2022, 2021 and 2020, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties, multi-family properties and self-storage properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. RECENT ACQUISITIONS OF REAL ESTATE

The Company acquired 13 real estate assets during the year ended December 31, 2022, 11 real estate assets during the year ended December 31, 2021 and seven real estate assets during the year ended December 31, 2020. The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price, which includes transaction costs beginning January 1, 2018 as further described below, of each property acquired in 2022, 2021 and 2020 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (2)	Land (2)	In-place Lease Intangibles (2)	Out-of- Market Lease Intangibles, Net (2)	Right of Use Asset (Liability), net		Total (2)
2022 (1)
Bradley Business Center (3)	1/20/2022	$12,254	$11,710	$4,348	$(3,366)	$—		$24,946
Liberty Station	1/24/2022	$48,400	$50,331	$21,949	$(2,349)	$—		$118,331
1315 N. North Branch	2/18/2022	$20,118	$14,122	$12,627	$80	$—		$46,947
Burbank Media Studios	2/25/2022	$4,246	$28,616	$1,806	$8,259	$—		$42,927
Central City Coventry	3/30/2022	$4,271	$37,958	$1,874	$(1,040)	$—		$43,063
Wells Fargo Center	4/14/2022	$12,149	$20,498	$8,146	$(1,869)	$—		$38,924
Madrid Airport Complex Land Parcel	4/22/2022	$—	$26,801	$—	$—	$—		$26,801
Waverly Place	6/15/2022	$60,724	$12,395	$17,129	$(1,570)	$—		$88,678
Fresh Park Venlo 3813 (4)	7/6/2022	$7,018	$—	$1,657	$209	$—		$8,884
Nashville Self Storage Portfolio (5)	7/7/2022	$90,055	$7,821	$4,784	$—	$—		$102,660
200 Park Place	7/21/2022	$97,669	$6,384	$37,544	$—	$—		$141,597
Gables Station	8/26/2022	$380,626	$51,282	$26,211	$(28,460)	$—		$429,659
ABC Plot M (6)	9/30/2022	$—	$7,970	$—	$—	$—		$7,970
2021
5301 Patrick Henry	2/10/2021	$36,651	$19,089	$15,136	$(2,711)	$—		$68,165
ABC Westland A3.2 (6)	4/30/2021	$8,400	$—	$678	$—	$—		$9,078
900 Patrol Road	5/17/2021	$79,242	$7,977	$11,656	$—	$—		$98,875
1015 Half Street	5/19/2021	$131,745	$32,884	$81,861	$(17,391)	$—		$229,099
Miramar Activity Business Center	6/30/2021	$17,007	$19,573	$4,411	$34	$—		$41,025
Eastgate Park	10/26/2021	$24,399	$18,558	$3,887	$(1,260)	$—		$45,584
ABC Westland 668 (6)	10/26/2021	$2,615	$1,729	$275	$—	$—		$4,619
Bradley Business Center	11/16/2021	$43,146	$17,025	$9,256	$3,900	$—		$73,327
WGN Studios	11/30/2021	$12,469	$13,020	$8,776	$(3,367)	$—		$30,898
Waypoint	12/10/2021	$15,256	$18,009	$8,692	$(2)	$—		$41,955
Center Place	12/22/2021	$72,811	$—	$4,023	$—	$(1,596)	(7)	$75,238
2020
The Emerson	1/24/2020	$97,659	$17,725	$2,197	$—	$—		$117,581
Bratzler ABC Westland (6)	2/28/2020	$7,181	$5,704	$816	$—	$—		$13,701
Madrid Airport Complex	6/19/2020	$3,807	$20,469	$9,787	$—	$—		$34,063
Wakefield Logistics	7/2/2020	$14,830	$9,085	$4,078	$(701)	$—		$27,292
Advanced Manufacturing Portfolio	8/31/2020	$34,826	$53,636	$23,648	$(5,006)	$—		$107,104
6100 Schertz Parkway	12/11/2020	$103,404	$3,880	$16,058	$5,988	$—		$129,330
5100 Cross Point	12/22/2020	$10,606	$12,327	$1,817	$(313)	$—		$24,437

(1)For more information on acquisitions completed during the year ended December 31, 2022, refer to Note 3 — Investment Property.

(2)For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

(3)Represents the acquisition of the remaining three buildings of Bradley Business Center. The Company initially acquired the first of the four total buildings at the property in November 2021.

(4)Fresh Park Venlo 3813 is an additional building that the Company acquired at Fresh Park Venlo, an industrial logistics property located in Venlo, Netherlands that the Company previously acquired in October 2018.

(5)The Nashville Self Storage Portfolio is comprised of five self storage properties located in greater Nashville, Tennessee.

(6)Represents an additional acquisition at ABC Westland, an industrial logistics property located in The Hague, Netherlands that the Company previously acquired in May 2019. ABC Plot M is a parcel of undeveloped land adjacent to the property, and ABC Westland A3.2, ABC Westland 668 and Bratzler ABC Westland are three additional buildings.

(7)Amount is net of a $15.9 million financing lease right-of-use asset.

5. DST PROGRAM

In September 2022, the Company, through the Operating Partnership, launched a program to raise up to $1.0 billion in capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts (each, a “DST”) holding real properties (the “DST Program”). Under the DST Program, each private placement could offer interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (“DST Properties”). DST Properties may be sourced from properties currently owned by the Operating Partnership or newly acquired properties. The underlying interests of real properties sold to investors pursuant to such private placements are or will be leased-back by an indirect wholly owned subsidiary of the Operating Partnership on a long-term basis of up to twenty years pursuant to a master lease agreement. These master lease agreements are fully guaranteed by the Operating Partnership. As compensation for the master lease guarantee, the Operating Partnership will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the beneficial interests in the DST from the investors during a 12-month period commencing two years after the closing of the applicable DST offering, in exchange for OP Units. As the Company retains the fair market value purchase option, which, if exercised, would allow the Company to acquire the real property owned by the DST, the proceeds from each private placement offering under the DST program are accounted for as a financing obligation on the consolidated balance sheets.

Under the master lease, a wholly owned indirect subsidiary of the Operating Partnership is responsible for subleasing the property to occupying customers and all underlying costs associated with operating the property, and is responsible for paying rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes) the sale of beneficial interests in the DST properties is being accounted for as a failed sales-leaseback transaction and as a result, the DST Properties are included in the Company’s consolidated financial statements, with the master lease rent payments accounted for using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as a reduction of the outstanding principal balance of the financing obligation. Upon the determination that it is probable that we will exercise the fair market value purchase option, we will recognize additional interest expense or interest income to the financing obligation to account for the difference between the fair value of the property and the outstanding liabilities. At that time, we will remeasure the fair value of these properties at each balance sheet date and adjust the non-cash interest expense recognized over the remaining term of the master lease for any changes in fair value. If we elect to repurchase the property prior to the maturity date of the master lease, we will record the difference between the repurchase amount and the financial obligation as additional non-cash interest expense in the period of repurchase. For financial reporting purposes, the rental revenues and rental expenses associated with the underlying property of each master lease are included in the respective line items on our consolidated statements of operations and comprehensive income (loss). The net amount we receive from the underlying DST Properties may be more or less than the amount we pay to the investors in the specific DST and could fluctuate over time.

As of December 31, 2022, the Company had one property held through the DST Program, 200 Park Place. Further, the Company has raised net offering proceeds of $13.7 million through the DST Program as of December 31, 2022.

6. DEBT FINANCING

As of December 31, 2022 and 2021, the Company had approximately $1.3 billion and $1.3 billion of debt outstanding, respectively, with a weighted average years to maturity of 1.6 years and 2.2 years, respectively, and a weighted average interest rate of 3.51% and 1.83%, respectively. The following table describes the Company’s debt outstanding at December 31, 2022 and 2021 (in thousands, except interest rates):

Description	Maturity Date	Maximum Capacity in Functional Currency	Weighted Average Effective Interest Rate as of December 31, 2022	Principal Outstanding at December 31, 2022	Principal Outstanding at December 31, 2021
Fixed Rate Loans
Fixed rate secured mortgage debt (1)	7/2023-6/2026	N/A	3.09%	$201,684	$222,343
Seller-financed debt(2)	7/1/2034	N/A	1.55%	7,549	—
Total fixed rate loans				$209,233	$222,343
Variable Rate Loans
Floating rate secured mortgage debt (3)	7/2023-6/2027	N/A	3.33%	$407,724	$428,787
JPMorgan Chase Revolving Credit Facility	11/15/2023	$425,000	5.75%	90,000	—
JPMorgan Chase Revolving Credit Facility - Term Loan (4)	11/15/2023	$300,000	3.47%	300,000	300,000
JPMorgan Chase Revolving Credit Facility - Term Loan (4)	12/20/2024	$300,000	3.47%	300,000	300,000
Total variable rate loans				$1,097,724	$1,028,787
Total Notes Payable				$1,306,957	$1,251,130
Total Principal Outstanding				$1,306,957	$1,251,130
Unamortized financing fees (5)				(5,036)	(6,255)
Total				$1,301,921	$1,244,875
(1)As of December 31, 2022, the effective interest rates on our fixed rate mortgage debt ranged from 1.05% to 4.25%. The amount of principal outstanding as of December 31, 2022 includes $56.5 million that has been effectively fixed for the full term of the facilities using interest rate swap agreements as an economic hedge against the variability of future interest rates on the borrowing.
(2)Relates to a payment plan provided by the seller in relation to the Company’s acquisition of Fresh Park Venlo 3813 in July 2022.
(3)As of December 31, 2022, the effective interest rates on our floating rate mortgage debt ranged from 2.15% to 5.30%. The amount of principal outstanding as of December 31, 2022 includes $329.0 million that is subject to interest rate cap agreements as an economic hedge against the variability of future interest rates on the borrowing for the full term of the facilities.
(4)As of December 31, 2022, the effective interest rates on our JPMorgan Chase Revolving Credit Facility Term Loans were effectively capped at 3.47%, as a result of the Company entering into interest rate cap agreements as economic hedges against the variability of the future interest rate on the borrowings, which expire in the period from November 2023 through September 2024.
(5)Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $6.0 million and $8.1 million as of December 31, 2022 and 2021. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the years ended December 31, 2022, 2021 and 2020, $3.9 million, $4.3 million and $2.8 million of deferred financing costs were amortized into interest expense in the accompanying consolidated statement of operations, respectively.

The Company often enters into mortgage agreements to provide secured financing for its acquisitions of real estate investments. These mortgage agreements are subject to certain conditions and contain customary covenants and events of default. Refer below for additional discussion on Financial Covenants relating to the Company’s mortgage-level debt.

JPMorgan Debt Facilities
On September 13, 2019 (as amended on November 15, 2019, November 13, 2020, July 30, 2021, December 20, 2021 and March 24, 2023), the Operating Partnership entered into a credit agreement, which we refer to as the “Credit Agreement”, with JPMorgan Chase Bank, N.A. (“Chase”), as administrative agent for itself and various lenders named in the Credit Agreement, which provides for borrowings up to a maximum aggregate principal amount of $1.025 billion, which consists of $425.0 million available under a revolving loan commitment (the “Revolving Credit Facility”), $300.0 million under an initial term loan commitment (the “Initial Term Loan Facility”) and $300.0 million under a second term loan commitment (the “Second Term Loan Facility”). The Revolving Credit Facility and Initial Term Loan Facility each have a maturity date of November 15, 2023, and the Second Term Loan Facility has a maturity date of December 20, 2024. The Revolving Credit Facility, Initial Term Loan Facility and Second Term Loan Facility are each subject to two one-year extensions at the Company’s option. The Company believes it is probable that these options will be exercised prior to maturity.

Interest on our borrowings under the Credit Agreement will be payable based on either (a) the Alternate Base Rate plus the Applicable Rate or (b) the Adjusted LIBO Rate plus the Applicable Rate, subject to our election; provided, however, for revolving loans denominated in Australian dollars, Canadian dollars, Euros, or Japanese Yen, the Australian Bill Rate, the CDOR Rate, the EURIBOR Screen Rate or the Yen Rate, respectively, will be referred to in lieu of the Adjusted LIBO Rate. The Alternate Base Rate is equal to the greater of: (a) the Prime Rate, (b) Federal Funds Effective Rate plus 0.5%, or (c) an adjusted LIBOR rate for a one month period plus 1.0%. The Adjusted LIBO Rate is equal to the LIBO rate, which is derived from the London interbank offered rate (“LIBOR”), for the applicable interest period, as determined by JPMorgan, multiplied by the Statutory Reserve Rate determined by the Board of Governors of the Federal Reserve System of the United States of America, provided that, with respect to borrowings denominated in a foreign currency, the Adjusted LIBO Rate will be equal to the LIBO Rate.  Customary fall-back provisions apply if LIBOR is unavailable. The Applicable Rate is based on our ratio of indebtedness to total asset value and will be determined as set forth in the Credit Agreement.  The Applicable Rate for loans bearing interest determined by reference to the Alternative Base Rate will range from 0.45% to 1.20%, and the Applicable Rate for loans bearing interest determined by reference to the Adjusted LIBO Rate will range from 1.45% to 2.20%, in each case depending on the ratio and whether it is a revolving loan or a term loan. On March 24, 2023, the Credit Agreement was amended to modify the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate ("SOFR").

Hines Credit Facility

On October 2, 2017, the Operating Partnership entered into an uncommitted loan agreement with Hines (as amended the “Hines Credit Facility”), which expired on December 31, 2022. During the years ended December 31, 2022 and 2021, the Company made no draws or payments under the Hines Credit Facility.

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of December 31, 2022 or the date of this report.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for each of the years ending December 31, 2023 through December 31, 2027 and for the period thereafter (in thousands).

	Payments Due by Year
	2023	2024	2025	2026	2027	Thereafter
Principal payments	$696,847	$433,864	$25,935	$22,768	$122,946	$4,597

LIBOR cessation began on January 1, 2022, and LIBOR is expected to be phased out completely by June 2023. In addition, the writing of new contracts using LIBOR has effectively ended. As of December 31, 2022, only the Company’s outstanding debt under its facility with JPMorgan Chase Bank, N.A., which had an outstanding balance of $690.0 million on December 31, 2022, had a variable interest rate tied to LIBOR. As described above, the Credit Agreement was amended on March 24, 2023 to modify the benchmark interest rate from LIBOR to SOFR.

7. DERIVATIVE INSTRUMENTS

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

The table below provides additional information regarding the Company's derivative instruments as well as their location and fair value on our consolidated balance sheets (in thousands, except number of contracts):

			Fair Value
			Derivative Instruments
Type	Number of Contracts	Notional Amount	Assets	Liabilities
As of December 31, 2022
Interest rate contracts	24	$985,560	$30,966	$—
Foreign currency forwards	3	211	—	(11)
Total derivative instruments	27	$985,771	$30,966	$(11)

As of December 31, 2021
Interest rate contracts	14	$304,771	$842	$(167)
Total derivative instruments	14	$304,771	$842	$(167)

The table below presents the effects of the changes in fair value of the Company’s derivative instrument in the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022 and 2021 (in thousands):

	Gain (Loss) on Derivative Instruments
	Year Ended December 31,
	2022	2021	2020
Derivatives not designated as hedging instruments:
Interest rate contracts	$18,159	$218	$229
Foreign currency forward contracts	(13)	(113)	7,302
Total gain (loss) on derivatives	$18,146	$105	$7,531

8.  STOCKHOLDERS’ EQUITY

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

Common Stock

As of December 31, 2022 and 2021, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	December 31, 2022		December 31, 2021
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	36,221	40,000	29,377
Class TX common stock, $0.001 par value per share	40,000	142	40,000	7,606
Class IX common stock, $0.001 par value per share	10,000	22	10,000	87
Class JX common stock, $0.001 par value per share	10,000	64	10,000	—
Class T common stock, $0.001 par value per share	350,000	65,845	350,000	53,176
Class S common stock, $0.001 par value per share	350,000	24,806	350,000	3,299
Class D common stock, $0.001 par value per share	350,000	32,553	350,000	19,000
Class I common stock, $0.001 par value per share	350,000	90,924	350,000	42,261

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the year ended December 31, 2022, 2021 and 2020 (in thousands). There were no Class JX shares issued, redeemed or outstanding during the years ended December 31, 2021 and 2020.

	Class AX		Class TX		Class IX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	29,377	$28	7,606	$11	87	$—	—	—	53,176	$53	3,299	$3	19,000	$18	42,261	$41	154,806	$154
Issuance of common shares	939	1	44	—	3	—	(1)	—	15,028	15	21,580	22	13,930	14	48,976	49	100,499	101
Conversion of common shares (1)	7,425	7	(7,425)	(7)	(65)	—	65	—	(780)	(1)	—	—	—	—	780	1	—	—
Redemption of common shares	(1,520)	(2)	(83)	—	(3)	—	—	—	(1,579)	(2)	(73)	—	(377)	—	(1,093)	(1)	(4,728)	(5)
Balance as of December 31, 2022	36,221	$34	142	$4	22	$—	64	$—	65,845	$65	24,806	$25	32,553	$32	90,924	$90	250,577	$250
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
(1)The Company will cease paying distribution and stockholder servicing fees with respect to certain share classes when the total of such fees reach certain thresholds. Once these respective thresholds are reached, Class TX shares are converted into Class AX shares and Class T shares are converted into Class I shares.

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
(1)The Company will cease paying distribution and stockholder servicing fees with respect to certain share classes when the total of such fees reach certain thresholds. Once these respective thresholds are reached, Class TX shares are converted into Class AX shares.

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2019 through March 31, 2023 at a gross distribution rate of $0.05208 per month for each share class, (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees. Distributions will be made on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the Company’s distribution reinvestment plan were reinvested in shares of the same class as the shares on which the distributions were made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The following table outlines the Company’s total distributions declared to stockholders for the years ended December 31, 2022, 2021 and 2020, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared
December 31, 2022	$58,795	$64,106	$122,901
December 31, 2021	$35,327	$38,031	$73,358
December 31, 2020	$25,398	$28,762	$54,161

The table below outlines the net distributions declared for each class of shares for the years ended December 31, 2022, 2021 and 2020. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors less any applicable ongoing distribution and stockholder servicing fees, which is more fully described in Note 9 — Related Party Transactions.

	2022	2021	2020
Distributions declared per Class AX share, net	$0.63	$0.63	$0.63
Distributions declared per Class TX share, net	$0.51	$0.52	$0.53
Distributions declared per Class IX share, net	$0.60	$0.60	$0.60
Distributions declared per Class JX share, net	$0.31	$—	$—
Distributions declared per Class T share, net	$0.51	$0.52	$0.53
Distributions declared per Class S share, net	$0.53	$0.53	$0.53
Distributions declared per Class D share, net	$0.60	$0.60	$0.60
Distributions declared per Class I share, net	$0.63	$0.63	$0.63

9.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and Hines Securities, Inc. (the “Dealer Manager”), Hines and its affiliates for the years ended December 31, 2022, 2021 and 2020 and amounts unpaid as of December 31, 2022 and 2021 (in thousands):

	Incurred During the Years Ended December 31,			Unpaid as of
Type and Recipient	2022	2021	2020	12/31/2022		12/31/2021
Selling Commissions- Dealer Manager (1)	$8,798	$4,218	$3,182	$—		$—
Dealer Manager Fee- Dealer Manager (1)	764	700	576	—		—
Distribution & Stockholder Servicing Fees- Dealer Manager (1)	36,055	16,866	9,484	64,104		36,918
Organization and Offering Costs- the Advisor	6,475	5,016	4,457	3,228		4,606
Asset Management Fees- the Advisor	26,270	16,442	11,674	1,626		1,135
Other- the Advisor (2)	6,679	4,028	1,005	2,352		1,528
Performance Participation Allocation- the Advisor (3)	18,787	24,790	—	18,787		24,790
Interest Expense- Hines and its affiliates (4)	—	—	362	—		—
Property Management Fees- Hines and its affiliates	4,944	3,168	2,249	413		149
Development and Construction Management Fees- Hines and its affiliates (5)	2,281	788	657	769		703
Leasing Fees- Hines and its affiliates (6)	1,516	1,055	877	616		457
Expense Reimbursements- Hines and its affiliates (with respect to management and operations of the Company's properties) (7)	12,477	8,472	8,157	(1,389)	(8)	(856)
Total	$125,046	$85,543	$42,680	$90,506		$69,430
(1)Some or all of these fees may be reallowed to participating broker dealers rather than being retained by the Dealer Manager.
(2)Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.
(3)Through its ownership of the special limited partner interest in the Operating Partnership, the Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return. Total return is defined as distributions paid or accrued plus the change in net asset value of the Company’s shares of common stock for the applicable period. This performance participation allocation is subject to the Company earning a 5% total return annually (as defined above), after considering the effect of any losses carried forward from the prior period (as defined in the Operating Partnership’s agreement of limited partnership (the “Operating Partnership Agreement”). The performance participation allocation accrues monthly and is payable after the completion of each calendar year.
(4)Includes amounts paid related to the Hines Credit Facility.
(5)Development and construction management fees are included in the total project costs of the respective properties and are capitalized in construction in progress, which is included in investment property, net, on the Company’s consolidated balance sheets.
(6)Leasing fees are capitalized in deferred leasing costs, net, on the Company’s consolidated balance sheets and amortized over the life of the lease.
(7)Includes certain expenses incurred for organization and offering, acquisition and general administrative services provided to us under the advisory agreement, including, but not limited to, certain expenses described above, allocated rent paid to both third parties and affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment. These amounts are generally reimbursed to Hines and its affiliates during the month following the period in which they are incurred. Reimbursement of third party costs are not included in the incurred amounts.
(8)As of December 31, 2022 and 2021, the balance included $2.8 million and $1.3 million, respectively, in receivables related to rents collected by the Hines-affiliated property managers at the international student housing properties and UK industrial properties, which were being held in the property manager controlled bank accounts.

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

(2)The Company records distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable. As of December 31, 2022 and 2021, the Company has recorded a liability of $64.1 million and $36.9 million, respectively, related to these fees, which is included in due to affiliates on the consolidated balance sheets. Prior to August 20, 2021, the distribution and stockholder servicing fee was paid at a rate of 1.0% of NAV per annum with respect to Class S shares.
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

Advisory Agreement

Pursuant to the Advisory Agreement and the Operating Partnership Agreement, the Company is required to pay the following fees and expense reimbursements:

Asset Management Fee

The Advisor also receives asset management fees of 0.0625% per month of a) the cost of the Company’s real estate investments at the end of each month; provided that, with respect to real estate investments included in the Company’s board of director’s most recent determination of the Company’s NAV per share, the asset management fees will be equal to 0.0625% per month of the most recently determined value of such real estate investments at the end of each month, and b) the aggregate proceeds received by the Company or its affiliate for selling interests in properties in the DST Program to third party investors, net of up-front fees and expense reimbursements payable out of the gross sale proceeds from the sale of such interests (the “DST Proceeds”) at the end of each month. The asset management fee cannot exceed an amount equal to 1/12th of 1.25% of the Company’s NAV at the end of each applicable month. Additionally, as of the effective date of the Restructuring, the asset management fee can be paid, at the Advisor’s election, in cash, Class I shares or Class I OP units of the Operating Partnership.

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

Expense Reimbursements

The Company reimburses the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee and the performance participation allocation) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of its average invested assets, or (B) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Our total operating expenses did not exceed the 2%/25% Limitation as of the four fiscal quarters ended December 31, 2022.

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

10.  FAIR VALUE MEASUREMENTS

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

Financial Instruments Measured on a Recurring Basis

As described in Note 7 — Derivative Instruments, the Company entered into several interest rate contracts as hedges against the variability of future interest rates on its variable interest rate borrowings. The valuation of these derivative instruments is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The fair values of interest rate contracts have been determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2022 and 2021, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

Additionally, as described in Note 7 — Derivative Instruments, the Company has entered into foreign currency forward contracts as hedges against the variability of foreign exchange rates. The valuation of these forward contracts is determined based on assumptions that management believes market participants would use in pricing, using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including currency exchange rate curves and implied volatility. The Company has determined its foreign currency forward contracts valuations are classified in Level 2 of the fair value hierarchy, as they are based on observable inputs but are not traded in active markets.

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

	Basis of Fair Value Measurements
During the year ended	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022	Investments in real estate-related securities	$133,741	$133,741	$—	$—
December 31, 2021	Investments in real estate-related securities	$74,256	$74,256	$—	$—

Financial Instruments Fair Value Disclosures

As of December 31, 2022, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $1.3 billion, was $1.3 billion. As of December 31, 2021, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $1.3 billion, was $1.3 billion. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

11. REPORTABLE SEGMENTS

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
Management evaluates the operating performance of each of its real estate properties at an individual investment level and considers each investment to be an operating segment. The Company has aggregated its operating segments into five reportable segments: office investments, industrial investments, residential/living investments, retail investments, and other investments. This aggregation represents a change in presentation made previously as of December 31, 2021, and accordingly information presented for the year ended December 31, 2020 is presented consistently with the current reportable segment aggregation.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Years Ended December 31,
	2022	2021	2020
Revenues
Office investments	$56,070	$27,000	$18,271
Industrial investments	93,215	82,339	52,280
Residential/Living investments	51,922	32,869	29,181
Retail investments	31,508	27,795	26,883
Other investments	26,804	5,923	—
Total revenues	$259,519	$175,926	$126,615

For the years ended December 31, 2022, 2021 and 2020, the Company’s total revenues were attributable to the following countries:

	Years Ended December 31,
	2022	2021		2020
Total revenues
United States	69%	61%		51%
The Netherlands	15%	18%		23%
United Kingdom	8%	12%		12%
Poland	2%	4%		5%
Spain	2%	3%		2%
Czech Republic	2%	—%		—%
Germany	1%	2%		3%
Ireland	1%	—%	*	4%

* Amount is less than 1%

For the years ended December 31, 2022, 2021 and 2020, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Revenues in excess of property expenses (1)
Office investments	$34,030	$16,774	$11,095
Industrial investments	61,193	54,202	32,689
Residential/Living investments	27,615	14,995	14,413
Retail investments	18,195	16,699	15,247
Other investments	19,220	4,599	—
Total revenues in excess of property expenses	$160,253	$107,269	$73,444

(1)Revenues less property operating expenses, real property taxes and property management fees.

As of December 31, 2022 and 2021, the Company’s total assets by segment were as follows (in thousands):

	December 31, 2022	December 31, 2021
Assets
Office investments	$730,789	$412,359
Industrial investments	1,025,938	1,022,522
Residential/Living investments	942,548	568,151
Retail investments	379,187	290,820
Other investments	392,269	176,772
Corporate-level accounts	209,069	234,297
Total assets	$3,679,800	$2,704,921

As of December 31, 2022 and 2021, the Company’s total assets were attributable to the following countries:

	December 31, 2022	December 31, 2021
Total assets
United States	76%	69%
United Kingdom	9%	12%
The Netherlands	9%	11%
Spain	2%	1%
Czech Republic	1%	2%
Poland	1%	2%
Germany	1%	2%
Ireland	1%	1%

For the years ended December 31, 2022, 2021 and 2020, the Company’s reconciliation to the Company’s property revenue in excess of expenses is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Reconciliation to revenues in excess of property expenses
Net income (loss)	$(48,084)	$(39,153)	$101,553
Depreciation and amortization	124,600	88,100	68,693
Asset management fees	26,270	16,442	11,674
Performance participation allocation	18,787	24,790	—
General and administrative expenses	7,288	5,546	4,652
(Gain) loss on derivative instruments	(18,146)	(105)	(7,531)
(Gain) loss on investments in real estate-related securities	26,938	(15,965)	452
Gain on sale of real estate	(21,098)	(1,432)	(130,094)
Foreign currency (gains) losses	2,783	978	809
Interest expense	44,286	24,976	20,849
Other income and expenses	(6,326)	(2,028)	(1,006)
(Benefit) provision for income taxes	1,224	3,988	(4,380)
Provision for income taxes related to sale of real estate	1,731	1,132	7,773
Total revenues in excess of property expenses	$160,253	$107,269	$73,444

12. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	2022	2021	2020
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$34,030	$20,644	$18,269
Cash paid for income taxes	$1,970	$2,270	$1,340
Cash paid for income taxes related to sale of real estate	$—	$1,132	$7,773
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$12,171	$7,470	$4,909
Distributions reinvested	$61,568	$36,700	$28,335
Shares tendered for redemption	$11,726	$3,019	$5,850
Non-cash net liabilities (assets) assumed	$25,425	$11,450	$6,094
Assumption of mortgage upon acquisition of property	$—	$17,342	$—
Offering costs payable to the Advisor	$6,474	$5,015	$4,456
Distribution and stockholder servicing fees payable to the Dealer Manager	$36,055	$16,865	$9,483
Accrued capital additions	$7,600	$3,923	$1,276
Accrued acquisition costs	$421	$856	$678
Seller-financed debt	$6,912	$—	$—
Recognition of financing ground lease liability	$—	$17,340	$—

Revision of Quarterly Cash Flow Statements (unaudited)

Subsequent to the issuance of the condensed consolidated financial statements for the six months ended June 30, 2022, and the nine months ended September 30, 2022, we identified an error in the classification of amounts related to interest rate contracts on the respective condensed consolidated statements of cash flows. The correction of the error will result in an increase in net cash used in investing activities and an increase in net cash from financing activities of approximately $3.3 million and $16.4 million from the previously reported amounts for the periods ended June 30, 2022, and September 30, 2022, respectively. The corrections of the error in the condensed consolidated statements of cash flows will be made in prospective filings. The error has been corrected in the consolidated statement of cash flows for the year ended December 31, 2022.

13. COMMITMENTS AND CONTINGENCIES

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

*****

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2022 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2022, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 30, 2023

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of the date of this report, our directors, their ages, their year first elected, their business experience and principal occupation, their directorships in public corporations and investment companies are as follows:

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Jeffrey C. Hines	67	2013	Mr. Hines joined Hines in 1982. Mr. Hines is the co-owner, Chairman and Co-CEO of Hines and has served as Chairman of our board since July 2013. Mr. Hines has served as our CEO since December 31, 2019. From December 2008 to June 2020, Mr. Hines served as the Chairman of the Board of Hines Global REIT, Inc. (“Hines Global REIT”). Additionally, Mr. Hines served as the Chairman of the Board of Hines REIT from August 2003 through the liquidation and dissolution of Hines REIT in August 2018. He also served as a member of the management board of the Core Fund, from August 2003 through the liquidation and dissolution of the Core Fund in December 2018. As the President and Co-CEO of Hines, he is responsible for overseeing all firm policies and procedures as well as day-to-day operations and is a member of Hines’ Executive and Investment Committees. He became President of the general partner of Hines in 1990 and Chief Executive Officer of the general partner of Hines in January 2008. He became Chairman of the general partner of Hines in 2020 after Gerald Hines’ passing. He has overseen a major expansion of the firm’s personnel, financial resources, domestic and foreign market penetration, products and services. He has been a major participant in the development of Hines’ domestic and international acquisition program and currently oversees a portfolio of $92.3 billion in assets under management. Mr. Hines graduated from Williams College with a B.A. in Economics and holds a M.B.A. from Harvard Business School. Mr. Hines is the father of Laura Hines-Pierce, who also serves on our board of directors.

We believe that Mr. Hines’ career, spanning more than 40 years in the commercial real estate industry, including his leadership of Hines and the depth of his knowledge of Hines and its affiliates qualifies him to serve on our board of directors.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Laura Hines-Pierce	39	2021	Ms. Hines-Pierce is Co-CEO of Hines, working side-by-side with Chairman and Co-CEO Jeff Hines to help shape firm-wide strategy and manage key risks. She is a member of Hines’ Executive Committee and a member of the Investment Committee. Ms. Hines-Pierce joined Hines in 2012 and was responsible for project management of developments and support of new business opportunities in the Midwest and Southeast Regions. She served as Project Manager for River Point, a 1.1 million-square-foot, 52-story office tower and 1.5-acre park located in Chicago's West Loop submarket. Her responsibilities included zoning and entitlement, relationship management with equity partner Ivanhoé Cambridge, budget and schedule oversight, design and construction coordination, financial analysis, leasing and marketing. In 2017, Hines-Pierce worked in the Office of the Chief Investment Officer for Hines, focused on several firm-wide initiatives that have helped to refine investment strategy and acquisition efforts. From 2018 to 2020, she was Hines’ Transformation Officer where she supported strategic and transformative efforts across the business. In addition, Ms. Hines-Pierce was part of the grassroots team that established the OneHines Women’s Network, leading to the creation of Hines’ Diversity, Equity & Inclusion initiative. Prior to joining Hines, she worked for Sotheby’s in New York and interned at Eastdil Secured. Ms. Hines-Pierce earned a BA in Economics and Art History from Duke University and an MBA from Harvard University.

We believe that Ms. Hines-Pierce's significant experience in multiple executive leadership roles within Hines and the considerable depth of her institutional knowledge of Hines and its affiliates qualifies her to serve on our board of directors.

David L. Steinbach	46	2019	Mr. Steinbach joined Hines in 1999 and is a Senior Managing Director - Investment Management, Co-Head of Investment Management and the Global Chief Investment Officer for Hines. In these roles, he is responsible for management of the real estate acquisition program in the U.S. and internationally. Additionally, he served as the Chief Investment Officer for us and for Hines Global REIT from July 2014 until December 2019 and June 2020, respectively. He is a member of Hines’ Executive and Investment Committees. He previously served as Managing Director – Investment Management for Hines from February 2011 to February 2017 and was responsible for the acquisition of over $4 billion in assets for various Hines affiliates in the U.S. and internationally. Prior to this role, he served in various roles in which he was responsible for acquisitions, asset management and property dispositions on behalf of the Company, Hines Global REIT, Hines REIT, and the Core Fund both in the U.S. and internationally. He graduated from Texas A&M University with a Bachelors and Masters in Business Administration.

We believe that Mr. Steinbach’s significant experience as an executive at our Company and at Hines qualifies him to serve as one of our directors. Mr. Steinbach’s extensive knowledge of the U.S. and international real estate markets, as well as his considerable institutional knowledge, allow him to provide valuable insight as a director.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Humberto “Burt” Cabañas	75	2014	Mr. Cabañas has served as one of our independent directors since July 2014. Mr. Cabañas is the Founder and Chairman of Benchmark Hospitality International, where he oversees Benchmark’s diverse portfolio, a position he has held since 1987. He also served as Chief Executive Officer at Benchmark from 1987 to 2013. Prior to his current position, he served as a Senior Vice President and in various other positions at The Woodlands Corporation, where he oversaw all hospitality operations. He presently serves as director on the Foundation Board of Florida International University and previously served as Chairman of the Industry Advisory Board for the Chaplin School of Hospitality & Tourism Management at Florida International University. Mr. Cabañas is also a founding board member and a past president of the International Association of Conference Centers (IACC). He is a graduate of Florida International University with a Bachelor’s degree in Hotel and Restaurant Management.

We believe Mr. Cabañas’ significant and deep experience in the hotel and hospitality industry and the real estate aspects of that industry makes him well-qualified to serve as one of our directors.

Dougal A. Cameron	65	2014	Mr. Cameron has served as one of our independent directors since July 2014. Mr. Cameron is President and Owner of Cameron Management, a position he has held since his founding of the firm in 1995. Cameron Management is a firm that owns, finances, leases, and manages all of its office buildings in an integrated fashion. From 1991-1994, Mr. Cameron was an owner and investment manager of VNSM Inc., an investment management firm with over $1 billion in assets under management. Prior to this time, he was an accountant with Arthur Young & Company (now Ernst & Young), and he worked as an asset and project manager for Hines from 1985 to 1991. Additionally, he was on the board of Mosher Inc., a private, closed-end mutual fund from 1992 to 1997. Mr. Cameron holds a bachelor’s degree in Accounting from Texas Tech University and an M.B.A. from Harvard Business School. Mr. Cameron taught economics at Harvard University and The Acton School of Business in Austin, and is currently on the faculty of the Prison Entrepreneurship Program.

We believe that Mr. Cameron is well-qualified to serve as one of our directors due to his background in running a real estate firm since 1995 and his extensive experience in owning, leasing and managing office buildings as the company intends to make investments in office buildings along with other real estate product types.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
John O. Niemann, Jr.	66	2014	Mr. Niemann has served as one of our independent directors since July 2014, and as our lead independent director since May 2019. In addition, he has served as an independent director and is on the Audit and Nominating and Corporate Governance Committees of MSC Income Fund, Inc. (formerly, "HMS Income Fund, Inc."), which is a non-listed public business development company that was originally co-sponsored by Hines (Hines no longer advises the company), since May 2012 and currently serves as the chairman of the Nominating and Corporate Governance Committee and has also served as the Chairman of the Audit Committee. He joined Professional Asset Indemnity Limited as a Director in October 2021, which is a non-public Bermuda captive insurance company in runoff. He has also served as an independent director and is on the Audit, Investment, and Compensation Committees of Adams Resources & Energy, Inc. (NYSE: AE) since May 2019, and currently serves as the Chairman of the Audit Committee. He previously served as a director and Chairman of the Audit Committee of Gateway Energy Corporation from June 2010 until December 2013 (when the company went private). From June 2013 to March 2023, he served as a Managing Director of Andersen Tax LLC (formerly known as WTAS LLC). He is also the president and chief operating officer of Arthur Andersen LLP, and has been since 2003. He previously served on the administrative board of Arthur Andersen LLP and on the board of partners of Andersen Worldwide. He began his career at Arthur Andersen LLP in 1978 and has served in increasing responsibilities in senior management positions, since 1992. Mr. Niemann has served on the board of directors of many Houston area nonprofit organizations, including the Catholic Endowment Foundation of Galveston-Houston, Strake Jesuit College Preparatory School (past chair of the board), The Regis School of the Sacred Heart (past chair of the board), The Houston Symphony, The University of St. Thomas, The Alley Theatre and Taping for the Blind, Inc. He graduated with a Bachelor of Arts in managerial studies (magna cum laude) and a Masters in Accounting from Rice University, received a Juris Doctor (summa cum laude) from the South Texas College of Law, and a Masters of Law in taxation (summa cum laude) from the University of San Francisco School of Law.

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

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies

Dr. Ruth J. Simmons	77	2021	Dr. Simmons has served as one of our independent directors since June 2021. Dr. Simmons has been named a President's Distinguished Fellow at Rice University and will commence this role on April 1, 2023. Dr. Simmons has also been named a senior adviser to the president of Harvard University on engagement with Historically Black Colleges and Universities and will begin that role in June 2023. Dr. Simmons was the President of Prairie View A&M University from December 2017 through February 2023 and was its interim President from July 2017 to December 2017. Dr. Simmons is also President Emerita of Brown University, having served as President from 2001 to 2012. Prior to that, Dr. Simmons served as President of Smith College from 1995 to 2001 and Vice Provost of Princeton University from 1991 to 1995. She also served in various leadership positions at colleges and universities beginning in 1977, including the University of Southern California from 1979 to 1983, Princeton University from 1983 to 1989 and Spelman College from 1989 to 1991. Dr. Simmons currently serves on the board of directors for a number of privately-held companies, the Houston branch of the Federal Reserve Bank of Dallas and previously served on the board of directors at Square, Inc. from August 2015 to February 2020, Chrysler Automobiles N.V. from June 2012 to April 2019, Mondelez International, Inc. from October 2012 to November 2017, The Goldman Sachs Group, Inc. from 2000 until May 2010 and Texas Instruments Inc. from August 1999 to April 2016. Dr. Simmons holds a B.A. in French from Dillard University and a Ph.D. in Romance Languages and Literatures from Harvard University.

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

As of the date of this report, our executive officers (other than Mr. Hines, who serves on our board and is included in the earlier list of our directors), their ages and their experiences are as follows:

Name and Title	Age	Experience
Alfonso J. Munk, President and Chief Investment Officer—Americas	49	Mr. Munk joined Hines in October 2019 as Chief Investment Officer-Americas. He was elected President and Chief Investment Officer -Americas of the Company in December 2019. Prior to joining Hines, Mr. Munk was the Managing Director, Americas Chief Investment Officer and head of Latin America for PGIM Real Estate, Prudential Financial’s global real estate investment arm, from 2012 to October 2019. As Managing Director, Mr. Munk was responsible for overseeing PGIM Real Estate’s Americas transaction activities, real estate debt strategies and the management of operations in Latin America. Mr. Munk’s responsibilities as Americas Chief Investment Officer and head of Latin America included overseeing all Americas transaction activities (acquisitions and dispositions of more than $8 billion annually), developing and implementing PGIM Real Estate Latin America’s strategy and overseeing PGIM Real Estate Debt Strategies. Mr. Munk graduated from Cornell University with a B.S. in Business and Hospitality Administration and received his M.B.A. from The Wharton School, University of Pennsylvania, with a concentration in Finance and Real Estate.

Alex Knapp, Chief Investment Officer—Europe	45	Mr. Knapp joined Hines in September 2008 and was appointed Chief Investment Officer – Europe of the Company in December 2019. Since April 2019, Mr. Knapp has served as Chief Investment Officer – Europe for Hines. Previously, Mr. Knapp served as Senior Managing Director of Hines from February 2018 to March 2019 and Managing Director of Hines UK from December 2013 to February 2018. During his time at Hines, Mr. Knapp has had lead roles on more than £1 billion of commercial transactions ranging from core acquisition to ground up development. Mr. Knapp has overseen the expansion of the Hines student housing program under the aparto operating brand, which comprises 14 developments in the UK, Ireland and Italy, with a GDV of more than £600 million. Mr. Knapp also led Hines’ efforts in the living sector - including residential for rent, student and hotels on a pan-European basis. Prior to joining Hines in 2008, Mr. Knapp spent five years at the Renzo Piano Building Workshop working in Paris, France and Genova, Italy. Mr. Knapp graduated from Rice University with a Bachelor of Architecture and holds a Masters in Real Estate Development from Massachusetts Institute of Technology.

Name and Title	Age	Experience
Janice E. Walker, Chief Operating Officer	50	Ms. Walker has served as COO for us since June 2019. Ms. Walker joined Hines in February 2005 and is a Senior Managing Director - Investment Management at Hines, a position she has held since June 2018. Prior to that she served as a Managing Director - Investment Management at Hines since July 2012. In her positions, Ms. Walker is responsible for the execution of our business plan and operations, including real estate investments and portfolio strategy. Ms. Walker served as President of MSC Income Fund, Inc. (formerly, “HMS Income Fund, Inc.”), from June 2019 through October 2020, when Hines ceased to advise HMS Income Fund. Since July 2017, Ms. Walker has served as the CEO and President of Hines Realty Income Fund LLC, a commingled discretionary closed-end fund with a real estate debt investment strategy. Ms. Walker has been responsible for portfolio management for us since July 2013 and for Hines Global REIT from December 2008 to June 2020. Ms. Walker was previously responsible for portfolio management for Hines REIT and the Core Fund from 2005 through the liquidation and dissolution of Hines REIT and the Core Fund in August 2018 and December 2018, respectively. She has also been responsible for the procurement of debt for asset acquisitions, as well as corporate financing, and has originated over $5 billion for the benefit of the previously mentioned funds. Prior to joining Hines, Ms. Walker had extensive acquisitions and asset management experience at a global hospitality firm. She began her career at Arthur Andersen LLP where she was a manager in the audit practice. Ms. Walker received a B.B.A. and M.S.A. in Accounting from Texas Tech University.

J. Shea Morgenroth, Chief Financial Officer	47	Mr. Morgenroth has served as Chief Financial Officer for us since June 2019. Prior to that, Mr. Morgenroth served as CAO and Treasurer for the Company from July 2013 until June 2019. Mr. Morgenroth joined Hines in October 2003 and is a Senior Vice President – Controller and the CFO of Investment Management at Hines, a position he has held since April 2019. Prior to that, he was a Vice President – Controller for Hines since July 2012. From November 2011 to June 2019, Mr. Morgenroth served as CAO and Treasurer for Hines Global REIT. Mr. Morgenroth also served as CAO and Treasurer of Hines REIT from November 2011 through the liquidation and dissolution of Hines REIT in August 2018. In these roles, Mr. Morgenroth has been responsible for the oversight of the treasury, accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. Prior to his appointment as CAO and Treasurer for Hines Global REIT, Mr. Morgenroth served as a Senior Controller for Hines Global REIT from December 2008 until November 2011 and for Hines REIT from January 2008 until November 2011, and as a Controller for Hines REIT from October 2003 to January 2008. In these roles, he was responsible for the management of the accounting, financial reporting and SEC reporting functions. Prior to joining Hines, Mr. Morgenroth was a manager in the audit practices of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a B.B.A. in Accounting from Texas A&M University and is a certified public accountant.

Name and Title	Age	Experience

A. Gordon Findlay, Chief Accounting Officer, Treasurer and Secretary	47
Mr. Findlay has served as CAO and Treasurer for us since June 2019 and as our Secretary since March 2021. Mr. Findlay joined Hines in November 2006. Mr. Findlay has served as a Vice President - Controller for Hines since October 2016 and as a Senior Controller for Hines from 2012 to October 2016. In these roles, he has been involved with managing the accounting, financial reporting and SEC reporting functions related to Hines Global, Hines Global REIT, and Hines REIT. Mr. Findlay also served as CAO and Treasurer of Hines Global REIT since June 2019. Prior to joining Hines, Mr. Findlay spent six years in the audit practice of Ernst & Young LLP, serving public and private clients in various industries. He holds a Bachelor of Business Administration degree in Accounting from University of Houston - Downtown and is a Certified Public Accountant.

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

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, which is applicable to our directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and other persons performing similar functions, whether acting in their capacities as our officers or in their capacities as officers of our Advisor or its general partner. The Code of Business Conduct and Ethics covers topics including conflicts of interest, confidentiality of information, full and fair disclosure, reporting of violations and compliance with laws and regulations. Our Code of Business Conduct and Ethics is available, free of charge, on the Corporate Governance section of our website, https://www.hinesglobalincometrust.com/governance. You may also obtain a copy of this code by writing to: Hines Global Income Trust Investor Relations, 845 Texas Avenue, Suite 3300, Houston, Texas 77002-1656. Waivers from our Code of Business Conduct and Ethics are discouraged, but any waivers from the Code of Business Conduct and Ethics that relate to any executive officer or director must be approved by our Nominating and Corporate Governance Committee and will be posted on our website at https://www.hinesglobalincometrust.com/governance within four business days of any such waiver.

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

The following table sets forth information regarding compensation of our directors during 2022.

2022 Director Compensation

Name	Fees Earned or Paid in Cash	Aggregate Stock Awards(1)(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Humberto “Burt” Cabañas	$99,606	$75,000	$—	$—	$—	$—	$174,606
Dougal A. Cameron	$90,474	$75,000	$—	$—	$—	$—	$165,474
John O. Niemann, Jr.	$102,106	$75,000	$—	$—	$—	$—	$177,106
Dr. Ruth J. Simmons	$89,317	$75,000	$—	$—	$—	$—	$164,317
Jeffery C. Hines, David L. Steinbach and Laura Hines-Pierce (3)	$—	$—	$—	$—	$—	$—	$—

(1)Each of Messrs. Cabañas, Cameron, and Niemann and Dr. Simmons received 6,672.598 restricted Shares of Common Stock upon their re-election to our board of directors following our 2022 annual meeting. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.
(2)The value of the common stock awards was calculated based on the estimated net asset value, or NAV, of $11.24 per share determined as of August 31, 2022, which was the estimated NAV per share in effect on the grant date of the awards.
(3)Messrs. Hines and Steinbach and Ms. Hines-Pierce, who are employees of Hines, receive no compensation for serving as members of our board of directors.

From January through May 12, 2022, we paid our independent directors an annual fee of $65,000. Effective May 13, 2022, we began paying our independent directors an annual fee of $85,000, which was prorated for the remainder of 2022.

We pay annual retainers (prorated for a partial term) to the Chairpersons of our board committees. These retainers were increased during 2022 compared to those paid in previous years, and currently consist of the following:

•$10,000 to Mr. Cabañas, as the Chairperson of the Conflicts Committee;

•$15,000 to Mr. Niemann, as the Chairperson of the Audit Committee;

•$7,500 to Mr. Cameron, as the Chairperson of the Compensation Committee;

•$7,500 to Dr. Simmons, as the Chairperson of the Nominating and Corporate Governance Committee; and

•$7,500 to Mr. Cabañas, as the Chairperson of the Valuation Committee.

For the year ended December 31, 2022, we also paid our lead independent director, a role currently held by Mr. Niemann, an annual retainer of $5,000.

All directors are reimbursed by us for reasonable out-of-pocket expenses incurred in connection with attendance at board or committee meetings.

Each independent director elected or reelected to the board (whether through a stockholder meeting or by directors to fill a vacancy on the board) will be granted $75,000 in restricted Class I shares on or about the date of election or reelection. These restricted Class I shares will fully vest on the earlier to occur of: (i) the first anniversary of the applicable grant date, subject to the independent director serving continuously as an independent director through and until the first anniversary of the applicable grant date; (ii) the termination of service as an independent director due to the independent director’s death or disability; or (iii) a change in control of the Company, subject to the independent director serving continuously through and until the date of the change in control of the Company.

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

Compensation Committee Interlocks and Insider Participation

During 2022, our Compensation Committee consisted of Messrs. Cabañas, Cameron and Niemann and Dr. Simmons, our four independent directors. None of our executive officers served as a director or member of the compensation committee of an entity whose executive officers included a member of our board of directors or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership

The following table shows, as of March 1, 2023, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the owner of such shares has the sole voting and investment power with respect thereto.

		Common Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Position	Number of Shares of Common Stock		Percentage of Class
Jeffrey C. Hines	Chief Executive Officer, Director and Chairman of the Board of Directors	225,008	(3)(4)	*
Humberto “Burt” Cabañas	Independent Director	39,280		*
Dougal A. Cameron	Independent Director	19,261		*
John O. Niemann, Jr.	Independent Director	39,842		*
Dr. Ruth J. Simmons	Independent Director	12,861		*
David L. Steinbach	Director	5,536		*
Laura Hines-Pierce	Director	—		*
Alfonso J. Munk	President and Chief Investment Officer - Americas	—		*
Alex Knapp	Chief Investment Officer - Europe	—		*
A. Gordon Findlay	Chief Accounting Officer, Treasurer and Secretary	—		*
J. Shea Morgenroth	Chief Financial Officer	5,829		*
Janice E. Walker	Chief Operating Officer	5,539		*
All directors and executive officers as a group		353,156		0.1%

*    Amount represents less than 1%

(1)The address of each person listed is c/o Hines Global Income Trust, Inc., 845 Texas Avenue, Suite 3300, Houston, Texas 77002-1656.

(2)For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person is deemed to have “beneficial ownership” of shares of our stock that the person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of the Company’s stock held by each person or group of persons named in the table, any shares that such person or persons have the right to acquire within 60 days of March 1, 2023 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other persons.

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

Our executive officers have control and primary responsibility for the management decisions of our Advisor, including the selection of investment properties to be recommended to our board of directors, the negotiations for these investments, and the property management and leasing of properties we acquire directly. The Advisory Agreement had an initial term of one year, and may be renewed for an unlimited number of successive one-year terms upon the mutual consent of the parties. In September 2022, the Advisory Agreement was amended in connection with the launch of our DST Program. In December 2022, the Company’s board of directors, including the independent directors, approved the renewal of the Advisory Agreement for an additional one-year term, extending the termination date of the agreement from December 31, 2022 to December 31, 2023. Renewals of the agreement must be approved by the Conflicts Committee. The Advisory Agreement may be terminated:

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

The following summarizes the fees payable to our Advisor:

•Effective as of December 6, 2017, our Advisor agreed to advance all of our organization and offering costs related to the Second Offering through December 31, 2018. In January 2019, we began reimbursing our Advisor for all such advanced expenses, and will continue to reimburse the Advisor ratably through December 31, 2023, to the extent cumulative organization and offering costs do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. Commencing in January 2019, we reimburse our Advisor for any organization and offering costs that it incurs on our behalf as and when incurred, to the extent that aggregate reimbursements to our Advisor for cumulative organization and offering costs do not exceed an amount equal to 2.5% of the gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and the distribution and stockholder servicing fees related to a particular public offering may not exceed 15.0% of gross proceeds from the offering. During the year ended December 31, 2022, we reimbursed the Advisor $7.9 million in organization and offering costs.

•Our Advisor also receives asset management fees of 0.0625% per month of a) the cost of our real estate investments at the end of each month; provided that, with respect to real estate investments included in the most recent determination of our NAV per share, the asset management fees will be equal to 0.0625% per month of the most recently determined value of such real estate investments at the end of each month, and b) the aggregate proceeds received for selling interests in properties in the DST Program to third party investors. The asset management fee cannot exceed an amount equal to 1/12th of 1.25% of our NAV at the end of each applicable month. Additionally, the asset management fee can be paid, at our Advisor’s election, in cash, Class I shares or Class I OP Units in the Operating Partnership. Our Advisor earned $26.3 million in asset management fees during the year ended December 31, 2022.

•We will reimburse our Advisor for all expenses paid or incurred by our Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our Advisor for any amount by which our operating expenses (including the asset management fee and the performance participation allocation) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of our average invested assets, or (B) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). Our total operating expenses did not exceed the 2%/25% Limitation as of the four fiscal quarters ended December 31, 2022. In 2022, our Advisor incurred $6.7 million in expenses, such as general and administrative expenses, on our behalf, which were reimbursed by us. See “Hines – Property Management and Leasing Agreements” below for additional information concerning expense reimbursements to Hines.

We also agreed to indemnify our Advisor against losses it incurs in connection with its performance of its obligations under the Advisory Agreement, subject to terms and conditions in the Advisory Agreement.

Through its ownership of the Special OP Units of the Operating Partnership, our Advisor also holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV for the applicable period. Under the limited partnership agreement of the Operating Partnership, the annual total return will be allocated solely to our Advisor after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between our Advisor and all other unit holders is equal to 12.5% and 87.5% respectively. Thereafter, our Advisor will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year, so long as the Advisory Agreement has not been terminated, and will be paid in cash or Class I OP Units of the Operating Partnership, at the election of our Advisor. For the year ended December 31, 2022, our Advisor earned a performance participation allocation of $18.8 million which was paid in cash in January 2023.

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

During the year ended December 31, 2022:

•the Dealer Manager earned approximately $0.8 million in dealer manager fees, which excludes the amount paid to the Dealer Manager by our Advisor, a portion of which the Dealer Manager re-allowed to participating broker dealers;

•the Dealer Manager earned approximately $8.8 million in selling commissions, all of which the Dealer Manager re-allowed to participating broker dealers; and

•the Dealer Manager earned approximately $9.2 million in distribution and stockholder servicing fees, all of which the Dealer Manager re-allowed to participating broker dealers.

Hines

Property Management and Leasing Agreements

Hines or its affiliates manage the properties in which we invest. When we acquire properties directly, we expect that we will pay Hines property management fees, leasing fees, tenant construction fees and other fees customarily paid to a property manager. Hines is wholly-owned by Jeffrey C. Hines and his father, Gerald D. Hines.

During the year ended December 31, 2022, Hines earned the following approximate amounts pursuant to property management agreements under which Hines manages some of our properties:

•$4.9 million in property management fees;

•$3.8 million in leasing commissions and construction management fees; and

•$12.5 million for all costs Hines incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreements.

Ownership Interests

The Operating Partnership

On July 31, 2013, we formed the Operating Partnership. Hines Global REIT II Associates Limited Partnership made an initial investment of $190,000 in limited partnership interests of the Operating Partnership and owned less than a 0.1% limited partnership interest in the Operating Partnership as of December 31, 2022. Our Advisor owns the Special OP Units in the Operating Partnership, as described in Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Item 14.  Principal Accounting Fees and Services

Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively “Deloitte & Touche”) serve as our principal accounting firm. Deloitte & Touche audited our financial statements for the years ended December 31, 2022 and 2021. Deloitte & Touche reports directly to our Audit Committee.

Fees

Deloitte & Touche’s aggregate fees billed to us for the fiscal years ended December 31, 2022 and 2021 are as follows:

	2022	2021
Audit Fees	$1,125,000	$1,017,500
Audit-Related Fees (1)	35,000	85,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,160,000	$1,102,500
(1)    These fees primarily relate to internal control attestation consultations, accounting consultations and other attestation services.

Pre-approval Policies and Procedures

Our Audit Committee has adopted a pre-approval policy requiring the Audit Committee to pre-approve all audit and permissible non-audit services to be performed by Deloitte & Touche. In determining whether or not to pre-approve services, the Audit Committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC, and, if permissible, the potential effect of such services on the independence of Deloitte & Touche. All services performed for us in 2022 were pre-approved or ratified by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Global Income Trust, Inc.
Consolidated Financial Statements — as of December 31, 2022 and 2021 and for the Years Ended December 31, 2022, 2021 and 2020.

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is set forth beginning on page 134 hereof.

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 135 hereof.

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(b) Exhibits

Reference is made to the Index beginning on page 138 for a list of all exhibits filed as a part of this report.

Item 16. Form 10-K Summary

The Company has elected not to include a summary.

* * * * * *

Hines Global Income Trust, Inc.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions	Balance at the End of the Period
	(amounts in thousands)
Deferred Tax Asset Valuation Allowance as of December 31, 2022	$11,415	$2,843	$(4,466)	$9,792
Deferred Tax Asset Valuation Allowance as of December 31, 2021	$3,279	$10,736	$(2,600)	$11,415
Deferred Tax Asset Valuation Allowance as of December 31, 2020	$1,752	$2,474	$(947)	$3,279

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2022

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2022
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)		Date of Construction	Date Acquired
(In thousands)
Cottonwood Corporate Center	Salt Lake City, Utah	$66,781	$13,600	$98,758	$112,358	$6,919	$13,600	$105,677	$119,277	$(17,089)		1997, 2000	7/5/2016
Rookwood	Cincinnati, Ohio	78,500	45,320	132,466	177,786	1,855	45,319	134,322	179,641	(20,073)		1993, 2000	1/6/2017
Montrose Student Residences	Dublin, Ireland	24,185	5,647	33,445	39,092	4,699	5,647	38,144	43,791	(1,057)	(f)	1964, 2013-2015	3/24/2017
Queen's Court Student Residences	Reading, United Kingdom	35,666	12,827	46,207	59,034	4,102	12,827	50,309	63,136	(7,178)		2016	10/11/2017
Fresh Park Venlo	Venlo, The Netherlands	93,352	—	126,231	126,231	12,476	—	138,707	138,707	(13,830)		1960-2018	10/5/2018
Maintal Logistics	Maintal, Germany	17,003	14,107	28,319	42,426	2,383	14,107	30,702	44,809	(3,012)		1974, 2001-2002	12/31/2018
ABC Westland	The Hague, Netherlands	84,449	72,887	87,568	160,455	4,574	72,883	92,146	165,029	(8,401)		1969-2018	5/3/2019
Promenade Shops at Briargate	Colorado Springs, Colorado	—	19,199	55,425	74,624	3,874	19,199	59,299	78,498	(4,888)		2003	9/13/2019
Gdańsk PL II	Gdańsk, Poland	17,318	5,479	16,602	22,081	(4)	5,479	16,598	22,077	(1,357)		2013, 2015	9/24/2019
Łódź Urban Logistics	Łódź , Poland	14,019	—	16,905	16,905	(15)	—	16,890	16,890	(1,378)		2018-2019	9/26/2019
Glasgow West End	Glasgow, United Kingdom	61,766	21,664	64,437	86,101	1,724	21,664	66,161	87,825	(5,620)		2017	9/27/2019
The Alloy	College Park, Maryland	—	14,194	81,956	96,150	83	14,194	82,039	96,233	(6,596)		2019	11/12/2019
Charles Tyrwhitt Distribution Centre	Milton Keynes, United Kingdom	12,026	6,593	10,537	17,130	(18)	6,593	10,519	17,112	(828)		2010	11/8/2019
DSG Bristol	Bristol, United Kingdom	26,671	16,654	21,157	37,811	(15)	16,653	21,143	37,796	(1,649)		2006	11/18/2019
The Emerson	Centreville, Virginia	—	17,725	97,659	115,384	61	17,725	97,720	115,445	(7,378)		2019	1/24/2020
Madrid Airport Complex	Madrid, Spain	30,623	45,605	3,587	49,192	1,393	45,578	5,007	50,585	(3,953)		1991	6/19/2020
Wakefield Logistics	Wakefield, United Kingdom	16,164	8,858	14,459	23,317	1	8,858	14,460	23,318	(903)		1991, 2019	7/2/2020
Advanced Manufacturing Portfolio	Santa Clara, California	—	53,636	34,826	88,462	1,735	53,636	36,561	90,197	(2,145)		1970, 1983, 1998	8/31/2020
6100 Schertz Parkway	Schertz, Texas	—	3,880	103,404	107,284	(1)	3,880	103,403	107,283	(5,319)		2013	12/11/2020
5100 Cross Point	Coventry, United Kingdom	13,368	11,163	9,605	20,768	(47)	11,163	9,558	20,721	(484)		1994, 2015	12/22/2020
5301 Patrick Henry	Santa Clara, California	—	19,089	36,651	55,740	433	19,089	37,084	56,173	(1,744)		1982, 2016	2/10/2021
900 Patrol Road	Jeffersonville, Indiana	—	7,977	79,242	87,219	(6)	7,976	79,237	87,213	(3,216)		2012	5/17/2021
1015 Half Street	Washington, D.C.	—	32,884	131,745	164,629	12,670	32,884	144,415	177,299	(5,443)		2011	5/19/2021
Miramar Activity Business Center	San Diego, California	—	19,573	17,007	36,580	(62)	19,573	16,945	36,518	(636)		1987, 2018	6/30/2021
Eastgate Park	Prague, Czech Republic	25,066	17,051	22,417	39,468	532	17,051	22,949	40,000	(715)		1980, 2019, 2021	10/26/2021
Bradley Business Center	Chicago, Illinois	—	28,735	55,400	84,135	163	28,735	55,563	84,298	(1,498)		1956, 1989, 2012, 2014	11/16/2021

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2022
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)	Date of Construction	Date Acquired
WGN Studios	Chicago, Illinois	—	13,020	12,469	25,489	41	13,020	12,510	25,530	(340)	1960	11/30/2021
Waypoint	Torrance, California	—	18,009	15,256	33,265	213	18,009	15,469	33,478	(418)	1963, 2014	12/10/2021
Center Place	Providence, Rhode Island	—	—	72,811	72,811	1,166	—	73,977	73,977	(1,970)	1991	12/22/2021
Liberty Station	San Diego, California	—	50,331	48,400	98,731	46	50,331	48,446	98,777	(1,137)	2003-2006	1/24/2022
1315 N. North Branch	Chicago, Illinois	—	14,122	20,118	34,240	58	14,122	20,176	34,298	(422)	1912, 2021	2/18/2022
Burbank Media Studios	Burbank, California	—	28,616	4,246	32,862	274	28,616	4,520	33,136	(96)	2022	2/25/2022
Central City Coventry	Coventry, United Kingdom	—	35,031	3,941	38,972	467	35,031	4,408	39,439	(534)	1912	3/30/2022
Wells Fargo Center	Hillsboro, Oregon	—	20,498	12,149	32,647	34	20,498	12,183	32,681	(219)	1978, 2009	4/14/2022
Waverly Place	Cary, North Carolina	—	12,395	60,724	73,119	145	12,395	60,869	73,264	(833)	1986, 2014	6/15/2022
Nashville Self Storage Portfolio	Nashville, Tennessee	—	7,821	90,055	97,876	—	7,821	90,055	97,876	(1,089)	2019, 2020	7/7/2022
200 Park Place	Houston, Texas	—	6,384	97,669	104,053	(123)	6,384	97,546	103,930	(1,088)	2020	7/21/2022
Gables Station	Miami, Florida	—	51,282	380,626	431,908	(86)	51,282	380,540	431,822	(3,426)	2021	8/26/2022
		$616,957	$771,856	$2,244,479	$3,016,335	$61,744	$771,822	$2,306,257	$3,078,079	$(137,962)

(a)Assets consist of quality office, retail, industrial and residential/living properties.
(b)Components of initial cost for the property acquired using a foreign currency were converted using the December 31, 2022 balance sheet rate.
(c)Costs capitalized subsequent to addition are presented net of any write-offs.
(d)The aggregate cost for federal income tax purposes is $3.1 billion as of December 31, 2022.
(e)Real estate assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings.

The changes in total real estate assets for the years ended December 31,

	2022	2021	2020
Gross real estate assets
Balance, beginning of period	$2,180,601	$1,618,079	$1,355,846
Additions during the period:
Acquisitions	1,014,129	591,136	397,073
Other additions	49,631	21,773	11,741
Write-Offs/Cost of real estate sold	(101,323)	(11,052)	(193,921)
Effect of changes in foreign currency exchange rates	(64,959)	(39,335)	47,340
Balance, end of period	$3,078,079	$2,180,601	$1,618,079
Accumulated Depreciation
Balance, beginning of period	$(95,479)	$(60,019)	$(51,719)
Depreciation	(52,572)	(48,461)	(35,958)
Effect of changes in foreign currency exchange rates	3,827	13,001	9,320
Retirement or sales of assets	6,262	—	18,338
Balance, end of period	$(137,962)	$(95,479)	$(60,019)

INDEX TO EXHIBITS

Exhibit No.	Description
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
4.2
Sixth Amended and Restated Distribution Reinvestment Plan, effective as of December 4, 2017 (filed as Appendix B to the Prospectus contained in Pre-Effective Amendment No. 1 to the Registration Statement filed on December 1, 2017 and incorporated by reference herein)

4.3
Description of Hines Global Income Trust Inc. Securities Registered Pursuant to Section 12(g) of Securities Exchange Act of 1934 (filed as Exhibit 4.3 to the Registrant’s Annual Report on Form 10-K on March 31, 2022 and incorporated by reference herein).

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

10.26
Second Amended and Restated Advisory Agreement, dated as of September 14, 2022, by and among HGIT Advisors LP, HGIT Properties LP and Hines Global Income Trust, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on September 20, 2022 and incorporated by reference herein)

10.27
Sixth Amended and Restated Limited Partnership Agreement of HGIT Properties, LP, dated as of September 14, 2022 (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K on September 20, 2022 and incorporated by reference herein)

21.1*	List of Subsidiaries of Hines Global Income Trust, Inc.

Exhibit No.	Description
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification
31.2*	Certification
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

HINES GLOBAL INCOME TRUST, INC. (registrant)

March 30, 2023	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2023.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2023
Jeffrey C. Hines	(Principal Executive Officer)

/s/ J. Shea Morgenroth	Chief Financial Officer	March 30, 2023
J. Shea Morgenroth	(Principal Financial Officer)

/s/ A. Gordon Findlay	Chief Accounting Officer, Treasurer and Secretary	March 30, 2023
A. Gordon Findlay	(Principal Accounting Officer)

/s/ Humberto “Burt” Cabañas	Director	March 30, 2023
Humberto “Burt” Cabañas

/s/ Dougal A. Cameron	Director	March 30, 2023
Dougal A. Cameron

/s/ John O. Niemann, Jr.	Director	March 30, 2023
John O. Niemann, Jr.

/s/ David L. Steinbach	Director	March 30, 2023
David L. Steinbach

/s/ Laura Hines-Pierce	Director	March 30, 2023
Laura Hines-Pierce

/s/ Dr. Ruth J. Simmons	Director	March 30, 2023
Dr. Ruth J. Simmons