Form 10-Q
period 2023-03-31
HINES GLOBAL INCOME TRUST, INC.
filed 2023-05-11
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 1, 2023, approximately 35.5 million shares of the registrant’s Class AX common stock, 20,762 shares of the registrant’s Class IX common stock, 56,514 shares of the registrant’s Class JX common stock, 67.0 million shares of the registrant’s Class T common stock, 27.6 million shares of the registrant’s Class S common stock, 34.3 million shares of the registrant’s Class D common stock and 96.1 million shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2023	December 31, 2022
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$2,942,433	$2,940,117
Investments in real estate-related securities	131,368	133,741
Cash and cash equivalents	100,969	112,149
Restricted cash	12,159	15,393
Derivative instruments	30,585	30,966
Tenant and other receivables, net	54,820	51,344
Intangible lease assets, net	281,061	300,137
Financing lease right-of-use asset, net	15,710	15,744
Deferred leasing costs, net	58,805	58,448
Deferred financing costs, net	694	925
Other assets	24,673	20,836
Total assets	$3,653,277	$3,679,800
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$86,702	$84,373
Due to affiliates	71,673	90,506
Intangible lease liabilities, net	66,600	69,079
Other liabilities	45,172	45,500
Financing lease liability	17,395	17,383
Financing obligations	37,435	13,570
Derivative instruments	12	11
Distributions payable	12,547	12,171
Notes payable, net	1,244,651	1,301,921
Total liabilities	$1,582,187	$1,634,514

Commitments and contingencies (Note 11)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Common shares, $0.001 par value per share (Note 6)	256	250
Additional paid-in capital	2,513,054	2,445,101
Accumulated distributions in excess of earnings	(431,458)	(382,973)
Accumulated other comprehensive income (loss)	(10,762)	(17,092)
Total stockholders’ equity	2,071,090	2,045,286
Noncontrolling interests	—	—
Total equity	2,071,090	2,045,286
Total liabilities and equity	$3,653,277	$3,679,800
See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$73,562	$57,624
Other revenue	2,555	1,549
Total revenues	76,117	59,173
Expenses:
Property operating expenses	17,446	14,114
Real property taxes	9,540	6,902
Property management fees	2,099	1,758
Depreciation and amortization	35,391	27,226
Asset management fees	7,503	5,628
Performance participation allocation	—	10,531
General and administrative expenses	2,329	1,594
Total expenses	74,308	67,753
Other income (expenses):
Gain (loss) on derivative instruments	(101)	2,787
Gain (loss) on investments in real estate-related securities	2,063	(2,594)
Gain (loss) on sale of real estate	—	20,996
Foreign currency gains (losses)	587	(1,594)
Interest expense	(19,015)	(7,007)
Other income and expenses	3,381	600
Income (loss) before benefit (provision) for income taxes	(11,276)	4,608
Benefit (provision) for income taxes	160	(1,721)
Provision for income taxes related to sale of real estate	—	(1,731)
Net income (loss)	(11,116)	1,156
Net (income) loss attributable to noncontrolling interests	(3)	(3)
Net income (loss) attributable to common stockholders	$(11,119)	$1,153
Basic and diluted income (loss) per common share	$(0.04)	$0.01
Weighted average number of common shares outstanding	256,013	170,768

Comprehensive income (loss):
Net income (loss)	$(11,116)	$1,156
Other comprehensive income (loss):
Foreign currency translation adjustment	6,330	(7,235)
Comprehensive income (loss)	$(4,786)	$(6,079)
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(3)
Comprehensive income (loss) attributable to common stockholders	$(4,789)	$(6,082)

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2023	250,577	$250	$2,445,101	$(382,973)	$(17,092)	$2,045,286	$—
Issuance of common shares	11,362	10	126,097	—	—	126,107	—
Distributions declared	—	—	—	(37,366)	—	(37,366)	(3)
Redemption of common shares	(4,014)	(4)	(53,023)	—	—	(53,027)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(3,807)	—	—	(3,807)	—
Offering costs	—	—	(1,314)	—	—	(1,314)	—
Net income (loss)	—	—	—	(11,119)	—	(11,119)	3
Foreign currency translation adjustment	—	—	—	—	6,330	6,330	—
Balance as of March 31, 2023	257,925	$256	$2,513,054	$(431,458)	$(10,762)	$2,071,090	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2022	154,806	$154	$1,440,225	$(211,975)	$7,628	$1,236,032	$—
Issuance of common shares	26,159	25	282,340	—	—	282,365	—
Distributions declared	—	—	—	(24,753)	—	(24,753)	(3)
Redemption of common shares	(886)	—	(9,760)	—	—	(9,760)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(11,202)	—	—	(11,202)	—
Offering costs	—	—	(1,041)	—	—	(1,041)	—
Net income (loss)	—	—	—	1,153	—	1,153	3
Foreign currency translation adjustment	—	—	—	—	(7,592)	(7,592)	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	357	357	—
Balance as of March 31, 2022	180,079	$179	$1,700,562	$(235,575)	$393	$1,465,559	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,116)	$1,156
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	36,601	27,474
Gain on sale of real estate	—	(20,996)
Foreign currency (gains) losses	(587)	1,594
(Gain) loss on derivative instruments	101	(2,787)
(Gain) loss on investments in real estate-related securities	(2,063)	2,594
Changes in assets and liabilities:
Change in other assets	(3,325)	1,833
Change in tenant and other receivables	(2,116)	(6,627)
Change in deferred leasing costs	(2,765)	(9,200)
Change in accounts payable and accrued expenses	(4,701)	(2,494)
Change in other liabilities	(984)	(2,589)
Change in due to affiliates	(17,554)	(12,182)
Net cash from (used in) operating activities	(8,509)	(22,224)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	—	(260,988)
Capital expenditures at operating properties	(5,982)	(12,242)
Proceeds from sale of real estate	—	120,185
Purchases of real estate-related securities	(19,480)	(36,392)
Proceeds from settlement of real estate-related securities	23,915	13,334
Proceeds from settlement of interest rate contracts	4,606	—
Payments related to interest rate contracts	(5,115)	—
Net cash from (used in) investing activities	(2,056)	(176,103)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	106,597	270,064
Redemption of common shares	(43,931)	(9,468)
Payment of offering costs	(2,574)	(2,072)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(3,833)	(3,811)
Distributions paid to stockholders and noncontrolling interests	(17,557)	(11,313)
Proceeds from financing obligations	23,864	—
Proceeds from notes payable	19,000	—
Payments on notes payable	(85,972)	(23,635)
Change in security deposit liability	101	543
Deferred financing costs paid	(221)	(1,159)
Payments on derivative instruments	—	75
Net cash from (used in) financing activities	(4,526)	219,224
Effect of exchange rate changes on cash, restricted cash and cash equivalents	677	(1,154)
Net change in cash, restricted cash and cash equivalents	(14,414)	19,743
Cash, restricted cash and cash equivalents, beginning of period	127,542	211,427
Cash, restricted cash and cash equivalents, end of period	$113,128	$231,170

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2023 and 2022

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of March 31, 2023 and December 31, 2022, and the results of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2023 and 2022 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022.

Hines Global Income Trust, Inc. (the “Company”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 65 years. The Company is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through HGIT Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of March 31, 2023 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

As of March 31, 2023, the Company owned direct real estate investments in 38 properties totaling 16.5 million square feet that were 95% leased. The Company raises capital for its investments through continuous public offerings of its common stock. The Company launched its third public offering of up to $2.5 billion in shares of its common stock (the “Third Offering”) on June 2, 2021 through which it is offering up to $2.5 billion in shares of common stock including $500.0 million of shares offered under its distribution reinvestment plan. As of March 31, 2023, the Company had received gross offering proceeds of approximately $2.9 billion from the sale of 279.2 million shares through its public offerings, including shares issued pursuant to its distribution reinvestment plan.

In addition to the Company’s Third Offering, in September 2022, the Company, through its Operating Partnership, launched a program to raise capital through private placement offerings exempt from registration under the Securities Act of 1933, as amended, by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of March 31, 2023, the Company has raised net offering proceeds of $37.6 million through the DST Program.

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

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in other income and expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2023 and 2022 (in thousands):

	Gain (Loss) on Investments in Real Estate-Related Securities
	Three months ended March 31,
	2023	2022
Unrealized gain (loss)	$6,197	$(4,633)
Realized gain (loss)	(4,134)	2,039
Total gain (loss) on real estate-related securities	$2,063	$(2,594)

Tenant and Other Receivables

Tenant and other receivables consists primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements. Straight-line rent receivables were $30.0 million and $27.7 million as of March 31, 2023 and December 31, 2022, respectively.

Other Assets

Other assets included the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid insurance	$1,433	$1,415
Prepaid taxes	5,001	2,557
Deferred tax assets (1)	11,947	10,962
Operating lease right-of-use asset, net	3,770	3,678
Other	2,522	2,224
Other assets	$24,673	$20,836

(1)Includes the effects of a valuation allowance of $10.1 million and $9.8 million as of March 31, 2023 and December 31, 2022, respectively.

Lessee Accounting

The Company has a ground lease agreement in which the Company is the lessee for land underneath Łódź Urban Logistics that the Company has currently accounted for as an operating lease. The lease currently ends in December 2089 and has fixed payments. The Company has recorded a right-of-use asset, net of accumulated amortization, of approximately $3.8 million and $3.7 million in other assets as of March 31, 2023 and December 31, 2022, respectively, and has recorded a lease liability of approximately $1.4 million and $1.4 million in other liabilities, as of March 31, 2023 and December 31, 2022, respectively, in the Company’s condensed consolidated balance sheets.

The Company also has a ground lease agreement in which the Company is the lessee for land underneath Center Place that the Company has currently accounted for as a financing lease. The lease currently ends in March 2142 and has fixed and variable payments. The Company has recorded a right-of-use asset, net of accumulated amortization, of approximately $15.7 million and $15.7 million in financing lease right-of-use asset, net, as of March 31, 2023 and December 31, 2022, respectively, and has recorded a lease liability of approximately $17.4 million and $17.4 million in financing lease liability, as of March 31, 2023 and December 31, 2022, respectively, in the Company’s condensed consolidated balance sheets.

The Company’s estimate of the amount of the right-of-use assets and lease liabilities included assumptions for the discount rate, which is based on the incremental borrowing rate of the lease contract. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a term similar to the lease. Since the term of the Łódź Urban Logistics and Center Place ground leases are much longer than a typical borrowing, the Company derived the incremental borrowing rate of 5.6% and 3.4% for the ground leases at Łódź Urban Logistics and Center Place, respectively, as the spread in a current financing quote for the property, or its borrowing rate on its revolving credit facility if a current financing quote was not available, plus the applicable base rate corresponding to the longest term available in the base rate market. A reconciliation of the Company’s lease liabilities on an undiscounted cash flow basis for its ground leases for the period from April 1, 2023 through December 31, 2023 and for each of the years ending December 31, 2024 through December 31, 2028 are as follows (in thousands):

	Lease Payments
	Operating Leases	Financing Leases
April 1, 2023 through December 31, 2023	$—	$405
2024	82	540
2025	82	540
2026	82	540
2027	82	540
2028	82	540
Thereafter	5,001	69,810
Total	$5,411	$72,915

Ground Lease Liability	$1,394	$17,395
Undiscounted Excess Amount	$4,017	$55,520

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Buildings and improvements	$2,320,171	$2,306,257
Less: accumulated depreciation	(154,849)	(137,962)
Buildings and improvements, net	2,165,322	2,168,295
Land	777,111	771,822
Investment property, net	$2,942,433	$2,940,117

As of March 31, 2023, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$389,130	$25,384	$(88,554)
Less: accumulated amortization	(127,930)	(5,523)	21,954
Net	$261,200	$19,861	$(66,600)

As of December 31, 2022, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$392,879	$25,371	$(88,708)
Less: accumulated amortization	(113,221)	(4,892)	19,629
Net	$279,658	$20,479	$(69,079)

Amortization expense of in-place leases was $19.0 million and $14.9 million for the three months ended March 31, 2023 and 2022, respectively, which was recorded to depreciation and amortization on the condensed consolidated statements of operations and comprehensive income (loss). Net amortization of out-of-market leases resulted in an increase to rental revenue of $1.9 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from April 1, 2023 through December 31, 2023 and for each of the years ending December 31, 2024 through December 31, 2028 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
April 1, 2023 through December 31, 2023	$42,181	$(5,789)
2024	$46,649	$(6,370)
2025	$38,590	$(5,052)
2026	$29,576	$(3,059)
2027	$25,290	$(2,423)
2028	$19,462	$(2,734)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the

Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the three months ended March 31, 2023 and 2022 were $11.3 million and $8.2 million, respectively, which are included in rental revenue on the condensed consolidated statements of operations and comprehensive income (loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of March 31, 2023, the approximate fixed future minimum rentals for the period from April 1, 2023 through December 31, 2023, for each of the years ending December 31, 2024 through 2028 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
April 1, 2023 through December 31, 2023	$132,766
2024	165,730
2025	148,474
2026	130,402
2027	117,625
2028	99,937
Thereafter	465,027
Total	$1,259,961

During the three months ended March 31, 2023 and 2022, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties, multi-family properties and self-storage properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. DEBT FINANCING

As of March 31, 2023 and December 31, 2022, the Company had approximately $1.2 billion and $1.3 billion of debt outstanding, respectively, with a weighted average years to maturity of 1.4 years and 1.6 years, respectively, and a weighted average interest rate of 3.34% and 3.51%, respectively. The following table provides additional information regarding the Company’s debt outstanding at March 31, 2023 and December 31, 2022 (in thousands, except interest rates):

Description	Maturity Date	Maximum Capacity in Functional Currency	Weighted Average Effective Interest Rate as of March 31, 2023	Principal Outstanding at March 31, 2023	Principal Outstanding at December 31, 2022
Fixed Rate Loans
Fixed rate secured mortgage debt (1)	7/2023-6/2026	N/A	3.02%	$201,940	$201,684
Seller-financed debt (2)	7/1/2034	N/A	1.55%	7,674	7,549
Total fixed rate loans				$209,614	$209,233
Variable Rate Loans
Floating rate secured mortgage debt (3)	7/2023-6/2027	N/A	3.34%	$415,417	$407,724
JPMorgan Chase Revolving Credit Facility (4)	11/15/2023	$425,000	6.28%	24,000	90,000
JPMorgan Chase Revolving Credit Facility - Term Loan (4)	11/15/2023	$300,000	3.35%	300,000	300,000
JPMorgan Chase Revolving Credit Facility - Term Loan (4)	12/20/2024	$300,000	3.35%	300,000	300,000
Total variable rate loans				$1,039,417	$1,097,724
Total Notes Payable				$1,249,031	$1,306,957
Total Principal Outstanding				$1,249,031	$1,306,957
Unamortized financing fees				(4,380)	(5,036)
Total				$1,244,651	$1,301,921
(1)As of March 31, 2023, the effective interest rates on our fixed rate mortgage debt ranged from 1.05% to 4.25%. The amount of principal outstanding as of March 31, 2023 includes $57.4 million that has been effectively fixed for the full term of the facilities using interest rate swap agreements as an economic hedge against the variability of future interest rates on the borrowing.
(2)Relates to a payment plan provided by the seller in relation to the Company’s acquisition of Fresh Park Venlo 3813 in July 2022.
(3)As of March 31, 2023, the effective interest rates on our floating rate mortgage debt ranged from 2.15% to 5.75%. The amount of principal outstanding as of March 31, 2023 includes $360.3 million that is subject to interest rate cap agreements as an economic hedge against the variability of future interest rates on the borrowing for the full term of the facilities.
(4)As of March 31, 2023, the effective interest rates on our JPMorgan Chase Revolving Credit Facility Term Loans were effectively capped at 3.35%, as a result of the Company’s entering into interest rate cap agreements as economic hedges against the variability of the future interest rate on the borrowings, which expire in the period from November 2023 through September 2024. For the JPMorgan Chase Revolving Credit Facility and JPMorgan Chase Revolving Credit Facility – Term Loan set to expire on November 15, 2023, the Company has two one-year extension options contingent on the Company’s compliance with certain loan covenants. The Company believes it is probable that these options will be exercised prior to maturity.
On March 24, 2023, the Company amended its revolving loan commitment (the “Revolving Credit Facility”) with JP Morgan Chase Bank, N.A. to modify the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate ("SOFR").

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of March 31, 2023 and as of the date of this report.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from April 1, 2023 through December 31, 2023, for each of the years ending December 31, 2024 through December 31, 2027 and for the period thereafter (in thousands).

	Payments Due by Year
	April 1, 2023 through December 31, 2023	2024	2025	2026	2027	Thereafter
Principal payments	$632,904	$436,341	$26,366	$23,147	$125,603	$4,670

5. DERIVATIVE INSTRUMENTS

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

The table below provides additional information regarding the Company's derivative instruments as well as their location and fair value on our condensed consolidated balance sheets (in thousands, except number of contracts):

			Fair Value
			Derivative Instruments
Type	Number of Contracts	Notional Amount	Assets	Liabilities
As of March 31, 2023
Interest rate contracts	26	$1,017,655	$30,585	$—
Foreign currency forwards	2	143	—	(12)
Total derivative instruments	28	$1,017,798	$30,585	$(12)

As of December 31, 2022
Interest rate contracts	24	$985,560	$30,966	$—
Foreign currency forwards	3	211	—	(11)
Total derivative instruments	27	$985,771	$30,966	$(11)

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2023 and 2022 (in thousands):

	Gain (Loss) on Derivative Instruments
	Three months ended March 31,
	2023	2022
Derivatives not designated as hedging instruments:
Interest rate contracts	$(95)	$2,787
Foreign currency forward contracts	(6)	—
Total gain (loss) on derivatives	$(101)	$2,787

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

Common Stock

As of March 31, 2023 and December 31, 2022, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	March 31, 2023		December 31, 2022
	Shares Authorized	Shares Issued and Outstanding	Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	35,743	40,000	36,221
Class TX common stock, $0.001 par value per share	40,000	25	40,000	142
Class IX common stock, $0.001 par value per share	10,000	22	10,000	22
Class JX common stock, $0.001 par value per share	10,000	65	10,000	64
Class T common stock, $0.001 par value per share	350,000	66,818	350,000	65,845
Class S common stock, $0.001 par value per share	350,000	26,570	350,000	24,806
Class D common stock, $0.001 par value per share	350,000	33,592	350,000	32,553
Class I common stock, $0.001 par value per share	350,000	95,090	350,000	90,924

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the three months ended March 31, 2023 and 2022 (in thousands). There were no Class JX shares issued, redeemed or outstanding during the three months ended March 31, 2022.

	Class AX		Class TX		Class IX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	36,221	$34	142	$4	22	$—	64	$—	65,845	$65	24,806	$25	32,553	$32	90,924	$90	250,577	$250
Issuance of common shares	244	—	—	—	—	—	1	—	2,211	2	2,017	2	1,458	1	5,431	5	11,362	10
Conversion of common shares (1)	117	—	(117)	—	—	—	—	—	(439)	—	—	—	—	—	439	—	—	—
Redemption of common shares	(839)	(1)	—	—	—	—	—	—	(799)	(1)	(253)	—	(419)	—	(1,704)	(2)	(4,014)	(4)
Balance as of March 31, 2023	35,743	$33	25	$4	22	$—	65	$—	66,818	$66	26,570	$27	33,592	$33	95,090	$93	257,925	$256
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

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2019 through April 2023 at a gross distribution rate of $0.05208 per month for each share class (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees.

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

The following table outlines the Company’s total distributions declared to stockholders for each of the quarters ended during 2023 and 2022, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2023
March 31, 2023	$17,752	$19,615	$37,366
Total	$17,752	$19,615	$37,366
2022
December 31, 2022	$16,988	$18,878	$35,865
September 30, 2022	15,829	17,270	33,100
June 30, 2022	14,087	15,096	29,183
March 31, 2022	11,891	12,862	24,753
Total	$58,795	$64,106	$122,901

The table below outlines the net distributions declared for each class of shares for the three months ended March 31, 2023 and 2022, respectively. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors, less any applicable ongoing distribution and stockholder servicing fees (rounded to the nearest cent).

	Three Months Ended March 31,
	2023	2022
Distributions declared per Class AX share, net	$0.16	$0.16
Distributions declared per Class TX share, net	$0.13	$0.13
Distributions declared per Class IX share, net	$0.15	$0.15
Distributions declared per Class JX share, net	$0.16	$—
Distributions declared per Class T share, net	$0.13	$0.13
Distributions declared per Class S share, net	$0.13	$0.13
Distributions declared per Class D share, net	$0.15	$0.15
Distributions declared per Class I share, net	$0.16	$0.16

7. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and Hines Securities, Inc. (the "Dealer Manager"), Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended March 31,		Unpaid as of
Type and Recipient	2023	2022	March 31, 2023		December 31, 2022
Selling Commissions- Dealer Manager (1)	$1,109	$1,876	$—		$—
Dealer Manager Fee- Dealer Manager (1)	101	158	—		—
Distribution & Stockholder Servicing Fees- Dealer Manager (1)	2,597	9,168	64,077		64,104
Organization and Offering Costs- the Advisor	1,314	1,041	1,968		3,228
Asset Management Fees- the Advisor	7,503	5,628	2,375		1,626
Other- the Advisor (2)	1,050	2,087	1,767		2,352
Performance Participation Allocation- the Advisor (3)	—	10,531	—		18,787
Property Management Fees- Hines and its affiliates	1,588	1,087	414		413
Development and Construction Management Fees- Hines and its affiliates (4)	107	390	244		769
Leasing Fees- Hines and its affiliates (5)	277	922	748		616
Expense Reimbursement- Hines and its affiliates (with respect to management and operations of the Company's properties) (6)	3,758	2,993	80	(7)	(1,389)	(7)
Total	$19,404	$35,881	$71,673		$90,506
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
(7)As of March 31, 2023 and December 31, 2022, the balance included $1.2 million and $2.8 million, respectively, in receivables related to rents collected by the Hines-affiliated property managers at the international student housing properties and UK industrial properties, which were being held in the property manager controlled bank accounts.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2023 and 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023	Investments in real estate-related securities	$131,368	$131,368	$—	$—
December 31, 2022	Investments in real estate-related securities	$133,741	$133,741	$—	$—

Financial Instruments Fair Value Disclosures

As of March 31, 2023, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $1.2 billion, was $1.2 billion. As of December 31, 2022, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $1.3 billion, was $1.3 billion. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

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

	Three Months Ended March 31,
	2023	2022
Revenues
Office investments	$18,020	$11,458
Industrial investments	22,595	25,695
Residential/Living investments	18,333	11,015
Retail investments	9,332	6,698
Other investments	7,837	4,307
Total revenues	$76,117	$59,173

For the three months ended March 31, 2023 and 2022, the Company’s total revenues were attributable to the following countries:

	Three Months Ended March 31,
	2023		2022
Total revenues
United States	75%		65%
The Netherlands	10%		18%
United Kingdom	8%		9%
Poland	2%		3%
Spain	2%		2%
Czech Republic	2%		2%
Ireland	1%		—%	*
Germany	—%	*	1%
* Amount is less than 1%

For the three months ended March 31, 2023 and 2022, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues in excess of property expenses (1)
Office investments	$11,315	$6,851
Industrial investments	14,220	17,112
Residential/Living investments	10,075	5,625
Retail investments	5,843	3,653
Other investments	5,579	3,158
Total revenues in excess of property expenses	$47,032	$36,399

(1)Revenues less property operating expenses, real property taxes and property management fees.

As of March 31, 2023 and December 31, 2022, the Company’s total assets by segment were as follows (in thousands):

	March 31, 2023	December 31, 2022
Assets
Office investments	$722,565	$730,789
Industrial investments	1,035,578	1,025,938
Residential/Living investments	935,413	942,548
Retail investments	376,577	379,187
Other investments	385,424	392,269
Corporate-level accounts	197,720	209,069
Total assets	$3,653,277	$3,679,800

As of March 31, 2023 and December 31, 2022, the Company’s total assets were attributable to the following countries:

	March 31, 2023	December 31, 2022
Total assets
United States	76%	76%
United Kingdom	9%	9%
The Netherlands	9%	9%
Spain	2%	2%
Poland	1%	1%
Germany	1%	1%
Czech Republic	1%	1%
Ireland	1%	1%

For the three months ended March 31, 2023 and 2022 the Company’s reconciliation of the Company’s property revenue in excess of expenses is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Reconciliation to revenues in excess of property expenses
Net income (loss)	$(11,116)	$1,156
Depreciation and amortization	35,391	27,226
Asset management fees	7,503	5,628
Performance participation allocation	—	10,531
General and administrative expenses	2,329	1,594
(Gain) loss on derivative instruments	101	(2,787)
(Gain) loss on investments in real estate-related securities	(2,063)	2,594
Gain on sale of real estate	—	(20,996)
Foreign currency (gains) losses	(587)	1,594
Interest expense	19,015	7,007
Other income and expenses	(3,381)	(600)
(Benefit) provision for income taxes	(160)	1,721
Provision for income taxes related to sale of real estate	—	1,731
Total revenues in excess of property expenses	$47,032	$36,399

10. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$16,213	$6,106
Cash paid for income taxes	$995	$282
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$12,547	$8,711
Distributions reinvested	$19,436	$12,198
Shares tendered for redemption	$20,822	$3,311
Non-cash net liabilities (assets) assumed	$—	$16,688
Offering costs payable to the Advisor	$1,314	$1,041
Distribution and stockholder servicing fees payable to the Dealer Manager	$2,596	$9,172
Accrued capital additions	$1,229	$6,288
Accrued acquisition costs	$26	$543

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

*****

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

—	Risks associated with adverse changes in general economic or local market conditions, including the impact of inflation, rising interest rates, and the conflict in Ukraine, which may adversely affect the markets in which we and our tenants operate;

—	Whether we will be successful in raising substantial additional capital, and whether we will have the opportunity to invest offering and distribution reinvestment plan proceeds to acquire properties or other investments rather than using such proceeds to redeem shares or for other purposes, and if proceeds are available for investment, our ability to make such investments in a timely manner and at appropriate amounts that provide acceptable returns;

—	Competition for tenants and real estate investment opportunities, including competition with other programs sponsored by or affiliated with Hines Interests Limited Partnership (“Hines”);

—	Our reliance on our Advisor, Hines and affiliates of Hines for our day-to-day operations and the selection of real estate investments, and our Advisor’s ability to attract and retain high-quality personnel who can provide service at a level acceptable to us;

—	Our ability to complete acquisitions of properties under contract;

—	Risks associated with conflicts of interests that result from our relationship with our Advisor and Hines, as well as conflicts of interests certain of our officers and directors face relating to the positions they hold with other entities;

—	The potential need to fund tenant improvements, lease-up costs or other capital expenditures, as well as increases in property expenses and costs of compliance with environmental matters or discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

—	The availability and timing of distributions we may pay is uncertain and cannot be assured;

—	Our distributions have been paid using cash flows from financing activities, including proceeds from our public offerings, as well as cash from the waiver of fees by our Advisor, and some or all of the distributions we pay in the future may be paid from similar sources or sources such as cash advances by our Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from our public offerings. When we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced;

—	Risks associated with debt, our ability to secure financing and our ability to comply with covenants in our debt agreements;

—	Catastrophic events, such as hurricanes, earthquakes, tornadoes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

—	The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments;

—	Changes in governmental, tax, real estate and zoning laws and regulations and the related costs of compliance and increases in our administrative operating expenses, including expenses associated with operating as a public company;

—	International investment risks, including the burden of complying with a wide variety of foreign laws and the uncertainty of such laws, the tax treatment of transaction structures, political and economic instability, foreign currency fluctuations, and inflation and governmental measures to curb inflation may adversely affect our operations and our ability to make distributions;

—	The lack of liquidity associated with our assets; and

—	Our ability to continue to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the risk factors under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Overview

Hines Global Income Trust, Inc. (the “Company” or “Hines Global”) is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global is sponsored by Hines, a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 65 years. The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

We raise capital for our investments through public offerings of our common stock. We intend to conduct a continuous public offering with unlimited duration by registering a series of consecutive public offerings with the Securities and Exchange Commission (“SEC”). We launched our third public offering of up to $2.5 billion in shares of common stock on June 2, 2021. We have raised $2.9 billion from the sale of 279.2 million shares through our public offerings as of March 31, 2023, including shares issued pursuant to our distribution reinvestment plan.

Summary of 2023 Activities

Presented below are highlights of our activities during the three months ended March 31, 2023:
Capital Raising and Performance
•For the three months ended March 31, 2023, we raised $126.1 million of gross proceeds from the sale of common stock through our public offerings, including shares issued pursuant to our distribution reinvestment plan.
•For the three months ended March 31, 2023, we declared distributions of $37.4 million. Our gross annualized distribution rate has remained at $0.625 per share since January 2019.
•For the three months ended March 31, 2023, we redeemed $43.9 million in shares of our common stock pursuant to our share redemption program.
•The total return for the three months ended March 31, 2023, was (0.87)% for Class I shares. Total return is calculated as the change in our net asset value (“NAV”) per share during the respective period, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares. The return in the current period is due to a decline in our NAV, which resulted from higher interest rates and volatility in the financial markets. Refer to “Performance Summary of Share Classes” below for a more comprehensive summary of the performance of all our share classes.
•We, through our Operating Partnership, launched our DST program in September 2022, through which we may raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of March 31, 2023, we had one property held through the DST Program, 200 Park Place, and have raised net offering proceeds of $37.6 million through the DST program.
Investments and Financing Activities
•Interest rates rose dramatically throughout 2022 and 2023, increasing the weighted average interest rate on our total outstanding debt from 1.83% as of December 31, 2021 to 3.34% as of March 31, 2023 (including the effect of interest rate contracts). Approximately 94% of our total debt outstanding has fixed interest rates or has been fixed through the use of interest rate caps that are effective as of March 31, 2023. Additionally, our portfolio was 30% levered based on the values of our real estate investments as of March 31, 2023, 32% as of December 31, 2022 and 38% as of March 31, 2022.

Our Real Estate Portfolio

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of March 31, 2023, we owned interests in 38 real estate investments consisting of 16.5 million square feet of leasable space that was 95% leased. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of March 31, 2023 (“Estimated Values”), which are consistent with the values used to determine our NAV per share on that date.

The following chart depicts the location of our real estate investments as of March 31, 2023. Approximately 71% of our portfolio is located throughout the United States and approximately 29% is located internationally, based on the Estimated Values.

The following table provides additional information regarding each of our properties, including DST properties, and is presented as of March 31, 2023 except as described in the footnotes below.

Property	Location	Date Acquired	Leasable Square Feet	Percent Leased
Office Investments
Cottonwood Corporate Center	Salt Lake City, Utah	7/2016	483,380	87%
1015 Half Street	Washington D.C.	5/2021	396,335	98%
Waypoint	Torrance, California	12/2021	146,478	96%
Liberty Station	San Diego, California	1/2022	187,230	97%
1315 N. North Branch	Chicago, Illinois	2/2022	108,267	100%
200 Park Place	Houston, Texas	7/2022	206,943	100%
Total Office			1,528,633	95%

Industrial Investments
Domestic Industrial
Advanced Manufacturing Portfolio	Santa Clara, California	8/2020	417,392	100%
6000 Schertz	Schertz, Texas	12/2020	1,262,294	100%
900 Patrol Road	Jeffersonville, Indiana	5/2021	1,015,740	100%
Miramar Activity Business Center	Miramar, California	6/2021	163,764	95%
Total Domestic Industrial			2,859,190	100%

Central Europe Industrial
Fresh Park Venlo	Venlo, Netherlands	10/2018	3,054,667	96%
Maintal Logistics	Frankfurt, Germany	12/2018	394,975	43%
ABC Westland	The Hague, Netherlands	5/2019	1,596,931	94%
Gdańsk PL II	Gdańsk, Poland	9/2019	346,996	100%
Łódź Urban Logistics	Łódź, Poland	9/2019	389,229	100%
Madrid Airport Complex	Madrid, Spain	6/2020	467,013	100%
Eastgate Park	Prague, Czech Republic	10/2021	420,888	98%
Total Central Europe Industrial			6,670,699	93%

U.K. Industrial
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	11/2019	145,452	100%
DSG Bristol	Bristol, United Kingdom	11/2019	269,089	100%
Wakefield Logistics	Wakefield, United Kingdom	7/2020	207,115	100%
5100 Cross Point	Coventry, United Kingdom	12/2020	146,652	100%
Central City Coventry	Coventry, United Kingdom	3/2022	399,124	100%
Total U.K. Industrial			1,167,432	100%
Total Industrial			10,697,321	96%

Residential/Living Investments
Domestic Residential/Living
The Alloy	College Park, Maryland	11/2019	230,362	92%
The Emerson	Centreville, Virginia	1/2020	328,341	98%
Center Place	Providence, Rhode Island	12/2021	242,261	93%
Gables Station	Miami, Florida	8/2022	612,992	92%
Total Domestic Residential/Living			1,413,956	93%

International Residential/Living
Montrose Student Residences	Dublin, Ireland	3/2017	51,649	100%
Queen’s Court Student Residences	Reading, United Kingdom	10/2017	105,895	99%
Glasgow West End	Glasgow, United Kingdom	9/2019	232,428	100%
Total International Residential/Living			389,972	100%
Total Residential/Living			1,803,928	95%

Retail Investments
Rookwood	Cincinnati, Ohio	1/2017	594,597	94%
Promenade Shops at Briargate	Colorado Springs, Colorado	9/2019	239,026	96%
Waverly Place	Cary, North Carolina	6/2022	207,799	90%
Total Retail			1,041,422	94%

Other Investments
5301 Patrick Henry	Santa Clara, California	2/2021	129,199	100%
Bradley Business Center	Chicago, Illinois	11/2021	467,410	98%
WGN Studios	Chicago, Illinois	11/2021	131,515	100%
Burbank Media Studios	Burbank, California	2/2022	85,285	100%
Wells Fargo Center	Hillsboro, Oregon	4/2022	212,363	100%
Nashville Self Storage Portfolio (1)	Nashville, Tennessee	7/2022	354,537	83%
Total Other			1,380,309	95%

Total for All Investments			16,451,613	95%

(1)Nashville Self Storage Portfolio is comprised of five self storage properties located in greater Nashville, Tennessee.

NAV and Distributions

We began determining our NAV per share on a monthly basis in January 2018. Since that time, our NAV per share increased from $9.78 in the beginning of 2018 to $10.64 as of March 31, 2023. As illustrated in the chart below, the NAV per share fell to a low of $9.71 as of April 30, 2020 driven primarily by the adverse impact on global commercial activity and volatility in financial markets caused by the Coronavirus pandemic, which affected the performance and value of our investment properties during that time. Further, despite a strong performance during the first half of 2022, our NAV per share fell from its peak throughout the second half of 2022 and the first quarter 2023, resulting from higher interest rates and volatility in the financial markets. Set forth below is additional historical information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).

1.Please see our Current Reports on Form 8-K for additional information concerning the NAV per share determined as of prior dates.
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
The table below discloses the total returns for the classes of shares that are available for investment:

As of March 31, 2023
Shares Class (1)	1-Year	3-Year	5-Year	ITD
Class I Shares (2)	2.15%	8.95%	7.94%	8.14%
Class D Shares (2)	1.89%	8.68%	7.67%	7.87%
Class S Shares (No Sales Load) (3)	1.28%	7.96%	6.93%	7.12%
Class S Shares (With Sales Load) (4)	(2.26)%	6.68%	6.16%	6.40%
Class T Shares (No Sales Load) (3)	1.13%	7.88%	6.87%	7.07%
Class T Shares (With Sales Load) (4)	(2.41)%	6.59%	6.11%	6.35%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment:

As of March 31, 2023
Shares Class (1)	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	2.15%	8.95%	7.94%	8.50%
Class AX Shares (With Sales Load)	N/A	N/A	N/A	7.05%
Class TX Shares (No Sales Load)	1.13%	7.88%	6.87%	7.74%
Class TX Shares (With Sales Load)	N/A	N/A	N/A	6.93%
Class IX Shares (No Sales Load)	1.89%	8.68%	7.67%	7.76%
Class IX Shares (With Sales Load)	N/A	N/A	N/A	7.61%
(1)The inception date for Class AX Shares, Class TX Shares, and Class IX Shares are October 1, 2014, September 1, 2015, and May 1, 2017, respectively.

Critical Accounting Policies

Each of our critical accounting policies involve the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates.  In addition, application of these accounting policies involves the exercise of judgment regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. For a discussion of significant accounting policies, see Note 2—Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements. Also, a disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to our policies during 2023.

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

Our portfolio was 30% levered based on the values of our real estate investments as of March 31, 2023, 32% as of December 31, 2022 and 38% as of March 31, 2022. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions and redemptions. Interest rates rose dramatically throughout 2022 and 2023, increasing the weighted average interest rate on our total outstanding debt from 1.83% as of December 31, 2021 to 3.34% as of March 31, 2023 (including the effect of interest rate contracts). Approximately 94% of our total debt outstanding has fixed interest rates or has been fixed through the use of interest rate caps that are effective as of March 31, 2023.

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

Cash flows from operating activities for the three months ended March 31, 2023 increased by $13.7 million compared to the same period in the prior year. This increase is primarily due to the $1.1 billion of additional investments in real estate assets made during 2022. Additionally, a performance participation allocation of $18.8 million was paid out to our Advisor during the first quarter of 2023, compared to $24.8 million paid out in the first quarter of 2022.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2023 and the three months ended March 31, 2022 were primarily due to the following:

Three months ended March 31, 2023
•Capital expenditures of approximately $6.0 million at our investment properties.
•Payments of $19.5 million to purchase real estate-related securities. We also received proceeds of $23.9 million from the sales of these securities.
•Payments of $5.1 million to enter into new interest rate contracts.
•We received payments of $4.6 million from counterparties in relation to our positions in interest rate contracts.

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

Cash Flows from Financing Activities

Public Offerings

We raised gross proceeds of $106.6 million and $270.1 million from our public offerings during the three months ended March 31, 2023 and 2022, respectively, excluding proceeds from the distribution reinvestment plan. In addition, during the three months ended March 31, 2023 and 2022, we redeemed $43.9 million and $9.5 million in shares of our common stock pursuant to our share redemption program, respectively. Further, total redemptions for the three months ended March 31, 2023 represented approximately 1.61% of our NAV as of December 31, 2022, which is well below our 5% quarterly limitation.

In addition to the investing activities described previously, we use proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the three months ended March 31, 2023 and 2022, we made payments of $3.8 million and $3.8 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our public offerings. The change in these fees is generally attributable to the amount of offering proceeds raised, but is also impacted by variations in the amount of each share class sold during the year. During the three months ended March 31, 2023 and 2022, we reimbursed our Advisor $2.6 million and $2.1 million, respectively, for organization and offering costs.

Distributions

With the authorization of our board of directors, we declared distributions monthly from January 2019 through April 2023 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders during the three months ended March 31, 2023 and 2022 were $37.0 million and $23.5 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for both the three months ended March 31, 2023 and March 31, 2022, we funded 100% of total distributions with cash flows from investing activities, respectively, which include proceeds from the sale of real estate.

The following table outlines our total distributions declared to stockholders for each quarter during 2023 and 2022, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	Stockholders			Distributions Paid With Cash Flows From Operating Activities (1)
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2023
March 31, 2023	$17,752	$19,615	$37,366	$—	—%
Total	$17,752	$19,615	$37,366	$—	—%
2022
December 31, 2022	$16,988	$18,878	$35,865	$10,037	28%
September 30, 2022	15,829	17,270	33,100	22,836	69%
June 30, 2022	14,087	15,096	29,183	2,791	10%
March 31, 2022	11,891	12,862	24,753	—	—%
Total	$58,795	$64,106	$122,901	$35,664	29%
(1)Includes distributions paid to noncontrolling interests.

Debt Financings and Financing Obligations

As mentioned above under “—Financial Condition, Liquidity and Capital Resources,” our portfolio was approximately 30% leveraged as of March 31, 2023 (based on the most recent valuations of our real estate investments). Our total loan principal outstanding had a weighted average interest rate of 3.34% as of March 31, 2023. Below is additional information regarding our loan activity for the three months ended March 31, 2023 and 2022. See Note 4—Debt Financing for additional information regarding our outstanding debt and our interest rate exposure.

Three months ended March 31, 2023
•We received proceeds from notes payable of $19.0 million related to draws on our Revolving Credit Facility.
•We made payments on notes payable of $86.0 million, which included $85.0 million in payments on our Revolving Credit Facility and principal payments relating to our permanent mortgage financing.
•We received net proceeds of $23.9 million from our financing obligations related to our DST program.

Three months ended March 31, 2022
•We made payments on notes payable of $23.6 million, which consisted of $21.1 million to pay off the outstanding balance of our secured debt relating to Royal Mail, which was sold in March 2022, and principal payments of $2.5 million relating to our permanent mortgage financing.
•We made payments of $1.2 million in financing costs primarily related to our Revolving Credit Facility.

Results of Operations

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

The table below includes information regarding changes in our results of operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in 2023 compared to 2022 as a result of additional capital raised and invested in real estate, as offset by recent property dispositions. All amounts are in thousands, except for percentages:

	Three Months Ended March 31,		Change
	2023	2022	$	%
Revenues:
Rental revenue	$73,562	$57,624	$15,938	28%
Other revenue	2,555	1,549	1,006	65%
Total revenues	76,117	59,173	16,944	29%
Expenses:
Property operating expenses	17,446	14,114	3,332	24%
Real property taxes	9,540	6,902	2,638	38%
Property management fees	2,099	1,758	341	19%
Depreciation and amortization	35,391	27,226	8,165	30%
Asset management fees	7,503	5,628	1,875	33%
Performance participation allocation	—	10,531	(10,531)	(100)%
General and administrative expenses	2,329	1,594	735	46%
Total expenses	74,308	67,753	6,555	10%
Other income (expenses):
Gain (loss) on derivative instruments	(101)	2,787	(2,888)	N/A*
Gain (loss) on investments in real estate-related securities	2,063	(2,594)	4,657	N/A*
Gain (loss) on sale of real estate	—	20,996	(20,996)	(100)%
Foreign currency gains (losses)	587	(1,594)	2,181	(137)%
Interest expense	(19,015)	(7,007)	(12,008)	171%
Other income and expenses	3,381	600	2,781	464%
Income (loss) before benefit (provision) for income taxes	(11,276)	4,608	(15,884)	(345)%
Benefit (provision) for income taxes	160	(1,721)	1,881	(109)%
Provision for income taxes related to sale of real estate	—	(1,731)	1,731	N/A*
Net income (loss)	$(11,116)	$1,156	$(12,272)	N/A*
* Not a meaningful percentage

Total revenues: The increase in total revenues is primarily the result of our significant acquisition activity. For example, from April 1, 2022 through March 31, 2023, we invested over $841.2 million in additional real estate investments. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
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

Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to the additional real estate investments acquired since March 31, 2022, offset by dispositions of two real estate investments during 2022.
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV. The increase in these fees is primarily due to the additional real estate investments made since March 31, 2022.
Performance participation allocation: The Advisor did not earn a performance participation allocation for the three months ended March 31, 2023, primarily due to the $0.25 decline in our NAV per share from December 31, 2022 to March 31, 2023. Please see “—NAV and Distributions” above for additional information concerning the change in NAV per share.
General and administrative expenses: General and administrative expenses increased primarily due to increased stockholder costs. We generally expect our general and administrative expenses to continue to increase as we continue raising capital from our public offerings.
Gain (loss) on derivative instruments: We enter into interest rate contracts in order to limit our exposure to rising interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. Such gains and losses during the three months ended March 31, 2023 and 2022 were primarily related to the position of our interest rate contracts as a result of rising interest rates during both periods, and include the effect of related payments received from counterparties.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. Interest and dividend income associated with such investments are recorded to other income and expenses, discussed below. The performance of traded real estate-related securities during the year ended December 31, 2022 was adversely impacted by concerns about inflation, rising interest rates and Russia’s invasion of Ukraine. The gains recorded during the three months ended March 31, 2023 were primarily due to some stock market recovery during the current period.
Gain (loss) on sale of real estate: We acquired Royal Mail in December 2019 for a contract purchase price of £25.4 million (approximately $33.4 million assuming a rate of $1.31 per GBP as of the acquisition date) and we sold Royal Mail in March 2022 for a contract sales price of £34.7 million (approximately $46.5 million assuming a rate of $1.34 per GBP as of the date of transaction), resulting in the recognition of a gain of $11.5 million related to this sale. Additionally, we acquired Venue Museum District in September 2018 for a contract purchase price of $72.9 million and we sold Venue Museum District in March 2022 for a contract price of $76.0 million, resulting in the recognition of a gain of $9.7 million related to this sale. We had no property dispositions during the three months ended March 31, 2023.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the three months ended March 31, 2023, these gains were primarily related to the effect of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased primarily due to increasing interest rates on our variable-rate loans, as well as additional indebtedness outstanding during the period resulting from additional real estate investments acquired since March 31, 2022. Interest expense recorded for the three months ended March 31, 2023 excludes $5.7 million earned in relation to payments from counterparties on effective interest rate contracts, which have been recorded to gain (loss) on derivative instruments.
Other income and expenses: Primarily relates to interest and dividend income associated with our investments in real estate-related securities. The increase is primarily due to additional investments in real estate-related securities made in the past twelve months. As of March 31, 2023, we had invested $137.0 million of cash into our securities portfolio, compared to $81.0 million as of March 31, 2022.
Benefit (provision) for income taxes: The change from a $1.7 million provision to a $0.2 million benefit is primarily a result of changes in our net deferred tax assets and liabilities related to book-to-tax timing differences at our international subsidiaries.
Provision for income taxes related to sale of real estate: We incurred $1.7 million in international jurisdiction income tax in 2022 as a result of the sale of Royal Mail during March 2022.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the three months ended March 31, 2023 includes 29 properties.

The following table presents revenues for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, by reportable segment. In total, revenues increased by $16.9 million, resulting primarily from our significant acquisition activity, as described previously. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Three Months Ended March 31,		Change
	2023	2022	$		%
Revenues
Same-store properties
Office investments	$10,803	$9,134	$1,669	(1)	18%
Industrial investments	21,949	25,100	(3,151)	(2)	(13)%
Residential/Living investments	11,018	9,790	1,228	(3)	13%
Retail investments	7,000	6,698	302		5%
Other investments	4,750	4,307	443		10%
Total same-store properties	$55,520	$55,029	$491		1%
Recent acquisitions	20,597	2,580	18,017		N/A*
Disposed properties	—	1,564	(1,564)		N/A*
Total revenues	$76,117	$59,173	$16,944		29%
* Not a meaningful percentage

(1)The increase is primarily due to additional space being leased by an existing tenant at 1015 Half Street beginning in December 2022 and amortization of that tenant’s reimbursement of costs paid by us in excess of the allowance provided to improve the space. Additionally, the previously vacant space at Cottonwood has been leased and began occupancy in January 2023. Additional increases in revenue relate to increased operating expense and tax recoveries at our office properties.
(2)The decrease is primarily due to a termination fee received in the first quarter of 2022 in relation to a lease termination by a significant tenant at one of our central European industrial properties which was amortized through August 2022.
(3)The increase is primarily due to the completion of the two-year renovation project at Montrose Student Residences. The property resumed normal operations in time for the start of the 2022/2023 school year, for which it was fully leased. The property was 100% leased as of March 31, 2023.

The following table presents the property expenses of each reportable segment for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. In total, property expenses increased as a result of our significant acquisition activity, as previously described. See below for additional explanations of notable changes in same-store property expenses. All amounts are in thousands, except for percentages.

	Three Months Ended March 31,		Change
	2023	2022	$		%
Property expenses(1)
Same-store properties
Office investments	$4,030	$3,712	$318		9%
Industrial investments	8,221	8,476	(255)		(3)%
Residential/Living investments	5,084	4,200	884	(2)	21%
Retail investments	2,943	3,046	(103)		(3)%
Other investments	1,351	1,151	200		17%
Total same-store properties	$21,629	$20,585	$1,044		5%
Recent acquisitions	7,456	877	6,579		N/A*
Disposed properties	—	1,312	(1,312)		N/A*
Total property expenses	$29,085	$22,774	$6,311		28%
* Not a meaningful percentage

(1)Property expenses include property operating expenses, real property taxes and property management fees.
(2)The increase is primarily a result of increasing energy and utility costs at certain of our residential/living properties, as well as increased insurance costs and tax expenses.

The following table presents revenues in excess of property expenses for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022, by reportable segment. Total revenues in excess of property expenses increased primarily as a result of our significant recent acquisition activity, as previously described. See above for additional explanations of notable changes in same-store revenues in excess of expenses. All amounts below are in thousands, except for percentages.

	Three Months Ended March 31,		Change
	2023	2022	$		%
Revenues in excess of property expenses(1)
Same-store properties
Office investments	$6,773	$5,422	$1,351	(2)	25%
Industrial investments	13,728	16,624	(2,896)	(3)	(17)%
Residential/Living investments	5,934	5,590	344	(4)	6%
Retail investments	4,057	3,652	405		11%
Other investments	3,399	3,156	243		8%
Total same-store properties	$33,891	$34,444	$(553)		(2)%
Recent acquisitions	13,141	1,703	11,438		N/A*
Disposed properties	—	252	(252)		N/A*
Total revenues in excess of property expenses	$47,032	$36,399	$10,633		29%
* Not a meaningful percentage

(1)Revenues in excess of property expenses include total revenues less property operating expenses, real property taxes and property management fees.
(2)The increase is primarily due to new lease activity at our office properties. Please refer to the tables above for further detail regarding these changes.
(3)The decrease is primarily due to a termination fee received in the prior year from a major tenant which was amortized through August 2022. Please refer to the tables above for further detail regarding these changes.
(4)The increase is primarily due to the completion of the Montrose renovation project, partially offset by increased operating expenses at our domestic residential/living properties. Please refer to the tables above for further detail regarding these changes.

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the three months ended March 31, 2023 and 2022 and the period from inception through March 31, 2023 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended March 31,		Period from July 31, 2013 (date of inception) through March 31, 2023
	2023	2022
Net income (loss)	$(11,116)	$1,156	$(52,720)
Depreciation and amortization (1)	35,391	27,226	444,770
Gain on sale of real estate	—	(20,996)	(167,115)
Taxes related to sale of real estate	—	1,731	10,636
(Gain) loss on securities (2)	(2,063)	2,594	7,447
Adjustments for noncontrolling interests (3)	—	—	117
Funds From Operations attributable to common stockholders	$22,212	$11,711	$243,135
Basic and diluted income (loss) per common share	$(0.04)	$0.01	$(0.76)
Funds From Operations attributable to common stockholders per common share	$0.09	$0.07	$3.52
Weighted average shares outstanding	256,013	170,768	69,058

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•For the three months ended March 31, 2023, our Dealer Manager earned distribution and stockholder servicing fees of $2.6 million, which are paid by Hines Global. For the three months ended March 31, 2022, our Dealer Manager earned distribution and stockholder servicing fees of $1.9 million. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through March 31, 2023 were $31.7 million.
•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. We do not consider the performance participation allocation in evaluating our operating performance. For the three months ended March 31, 2023, we did not incur any performance participation allocation fees. For the three months ended March 31, 2022, we incurred $10.5 million in performance participation allocation fees. Total performance participation allocation fees incurred were $57.5 million from inception through March 31, 2023. Refer to Note 7—Related Party Transactions for more information on the performance participation allocation.
•For the three months ended March 31, 2023, we recorded noncash adjustments primarily related to amortization of out-of-market lease intangibles, lease incentives and deferred financing costs and straight-line rent adjustments, which increased net income (loss) by $1.0 million. For the three months ended March 31, 2022, these adjustments increased net income (loss) by $0.8 million. Total of such adjustments from inception through March 31, 2023 amounted to a net increase to net income (loss) of $31.2 million.
•We recorded adjustments related to derivative instruments and foreign currencies, which reduced net income (loss) by approximately $5.2 million for the three months ended March 31, 2023. For the three months ended March 31, 2022, these adjustments resulted in an increase to net income (loss) by $1.2 million. The total of such adjustments from inception through March 31, 2023 increased net income (loss) by $9.3 million.
As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees to fund distributions to our stockholders. For example, we funded 100% of total distributions for both the three months ended March 31, 2023 and 2022 with cash flows from other sources, such as cash flows from investing activities, which may include proceeds from the sale of real estate. We have not placed a cap on the amount of our distributions that may be paid from sources other than cash flows from operations, including proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and cash resulting from a waiver or deferral of fees.
From inception through March 31, 2023, we declared $378.8 million of distributions to our stockholders, compared to our total aggregate FFO of $243.1 million and our total aggregate net loss of $52.7 million for that period. For the three months ended March 31, 2023, we declared $37.4 million of distributions to our stockholders compared to our total aggregate FFO of $22.2 million. For the three months ended March 31, 2022, we declared $24.8 million of distributions to our stockholders compared to our total aggregate FFO of $11.7 million.

Net Asset Value

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our NAV. Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at hinesglobalincometrust.com and is also available on our toll-free information line at (888) 220-6121. All parties engaged by us in the calculation of our NAV, including our Advisor, are subject to the oversight of our valuation committee. Generally, all of our real properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus Group U.S. Inc., or Altus, the independent valuation advisor we have engaged to prepare appraisal reviews and carry out a review of the calculation of the NAV for the Company. Altus reviewed the calculation of the new NAV per share of our common stock as of March 31, 2023, as set forth below.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of March 31, 2023 (the NAV per share is the same for each class of shares of our common stock):

March 31, 2023
Gross Amount
(in thousands, except per share amount)
Investments in real estate	$3,832,844
Investments in real estate-related securities	131,368
Cash, cash equivalents and restricted cash	113,128
Accounts receivable and other assets	63,969
Mortgage notes, term loans and revolving credit facilities	(1,243,275)
Accrued performance participation allocation	—
Payables and other liabilities	(154,775)
NAV	$2,743,259
Shares outstanding	257,925
NAV per common share outstanding	$10.64
The valuations of our real properties as of March 31, 2023 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type. However, the table below excludes assumptions related to properties acquired in the past 12 months since the acquisition cost of these properties will serve as their value for a period of up to one year following their acquisition, in accordance with our valuation policy.

	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Basis
Capitalization rate	6.14%	5.20%	6.53%	5.23%	6.26%	5.61%
Discount rate / internal rate of return (“IRR”)	7.04%	6.32%	6.74%	6.36%	7.23%	6.59%
Average holding period (years)	7.3	9.7	10.0	10.0	9.0	9.3

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Values
Capitalization rate (weighted-average)	0.25% decrease	2.98%	3.38%	2.38%	3.04%	2.13%	3.02%
	0.25% increase	(2.65)%	(3.40)%	(2.20)%	(2.98)%	(2.84)%	(3.01)%
Discount rate (weighted-average)	0.25% decrease	2.06%	2.22%	1.93%	1.93%	1.44%	2.03%
	0.25% increase	(1.92)%	(2.04)%	(1.88)%	(1.89)%	(2.31)%	(2.00)%

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of March 31, 2023:

March 31, 2023
Gross Amount
(in thousands)
Total stockholder’s equity	$2,071,090
Adjustments:
Accrued distribution and stockholder servicing fees and issuer costs (1)	66,059
Unrealized net appreciation of real estate investments and debt (2)	338,887
Accumulated depreciation and amortization (3)	282,318
Other adjustments (4)	(15,095)
Net asset value	$2,743,259
(1)     Our condensed consolidated balance sheet as of March 31, 2023 includes a liability of $64.1 million related to distribution and stockholder servicing fees payable to our Dealer Manager in future periods with respect to shares of its common stock. The NAV per share as of March 31, 2023 does not include any liability for distribution and stockholder servicing fees that may become payable after March 31, 2023, since these fees may not ultimately be paid in certain circumstances, including if Hines Global was liquidated or if there was a listing of our common stock. Additionally, the Advisor agreed to advance certain organization and offering costs on our behalf through December 31, 2018. Such costs are reimbursed to the Advisor on a pro-rata basis over the 60-month period that commenced on January 1, 2019. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For purposes of calculating NAV, such costs are recognized as a reduction to NAV as they are reimbursed ratably over 60 months.
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

Related Party Transactions and Agreements

We have entered into agreements with our Advisor, our Dealer Manager and Hines and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. Relating to organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee, distribution and stockholder servicing fees, and payments to our Advisor for reimbursement of organization and offering costs. Relating to acquisition and operational stages, these include payments for certain services related to the management and performance of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 7—Related Party Transactions in Item 1 of this Quarterly Report on Form 10-Q, as well as Note 9—Related Party Transactions in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information concerning our related party transactions and agreements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of March 31, 2023, we were exposed to the market risks described below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to invest in our real estate investment portfolio and operations. We use interest rate hedges in connection with our variable rate debt in order to limit our exposure to rising interest rates. We had $1.0 billion of variable-rate debt outstanding as of March 31, 2023. We have fixed the interest rates on $960.3 million of our variable-rate debt outstanding through the use of interest rate caps that are effective as of March 31, 2023. The remaining $79.2 million of our outstanding variable-rate debt is unhedged. If interest rates were to increase by 1%, we would incur an additional $0.8 million in interest expense on our debt. See Note 4—Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of March 31, 2023	Reduction in Net Income (Loss) for the Three months ended March 31, 2023
EUR	$20,126	$(214)
GBP	$13,072	$(43)

(1) Our real estate assets in Poland and the Czech Republic were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty or Czech koruna exposure upon disposition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of May 11, 2023, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

As of March 31, 2023, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, we did not sell or issue any equity securities that were not registered under the Securities Act.

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
Unless our board of directors determines otherwise, we intend to fund redemptions pursuant to our share redemption program from any available cash sources at our disposal, including available cash, cash flow from operations, the sale of real estate-related securities and other assets, borrowings or offering proceeds, without any limitation on the amounts we may pay from such sources. If during any consecutive 24-month period, we do not have at least one month in which we fully satisfy 100% of properly submitted redemption requests or accept all properly submitted tenders in a self-tender offer for our shares, we will not make any new investments (excluding short-term cash management investments under 30 days in duration) and we will use all available investable assets to satisfy redemption requests (subject to the limitations under this program) until all outstanding redemption requests, or “Unfulfilled Redemptions,” have been satisfied. For purposes of this policy, investable assets include net proceeds from new subscription agreements, unrestricted cash, working capital, proceeds from marketable securities, proceeds from our distribution reinvestment plan, and net operating cash flows. Notwithstanding this policy, investable assets may be used at any time to fund any of our operating cash needs (as well as to establish reserves to meet such needs), including, without limitation, the following: property operating expenses, taxes and insurance, debt service and repayment or refinancing of debt, debt financing expenses, funding commitments related to real estate, including without limitation, commitments to acquire new real estate investments (provided such commitments were made at least twelve (12) months prior to the end of such 24-consecutive-month period), obligations imposed by law, courts, or arbitration, necessary capital improvements, lease-related expenditures, customary general and administrative expenses, asset management fees and other fees payable to our Advisor as described in the prospectus, or shareholder distributions. Our Advisor also will defer payment of the performance participation allocation until all Unfulfilled Redemptions are satisfied. Furthermore, our board of directors and management will consider additional ways to improve shareholder liquidity through our share redemption program or otherwise. Exceptions to the limitations of this paragraph may be made to complete like-kind exchanges under Section 1031 of the Internal Revenue Code of 1986, as amended (the “Code”) necessary to avoid adverse tax consequences, or to take actions necessary to maintain our qualification as a REIT under the Code.
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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
January 1, 2023 to January 31, 2023	1,055,247	$11.12	1,055,247	3,852,315
February 1, 2023 to February 28, 2023	1,407,404	$10.89	1,407,404	3,599,109
March 1, 2023 to March 31, 2023	1,551,393	$10.89	1,551,393	3,520,801
Total	4,014,044		4,014,044

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
3.1
Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Pre- Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11, File No. 333-191106 (the “IPO Registration Statement”) on August 15, 2014 and incorporated by reference herein)

3.2
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the IPO Registration Statement on December 12, 2014 and incorporated by reference herein)

3.3
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 6 to the IPO Registration Statement on August 12, 2015 and incorporated by reference herein)

3.4
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 12 to the IPO Registration Statement on April 28, 2017 and incorporated by reference herein)

3.5
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on October 16, 2017 and incorporated by reference herein)

3.6
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.5 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11. File No. 333-220046 (the “Second Registration Statement”) on December 1, 2017 and incorporated by reference herein)

3.7
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.6 to Pre-Effective Amendment No. 1 to the Second Registration Statement on December 1, 2017 and incorporated by reference herein)

3.8
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.7 to Pre-Effective Amendment No. 1 to the Second Registration Statement on December 1, 2017 and incorporated by reference herein)

3.9
Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the IPO Registration Statement on August 15, 2014 and incorporated by reference herein)

3.10
Amendment No. 1 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.), dated September 23, 2015 (filed as Exhibit 3.5 to Post-Effective Amendment No. 7 to the IPO Registration Statement on November 17, 2015 and incorporated by reference herein)

3.11
Amendment No. 2 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on September 14, 2017 and incorporated by reference herein)

4.1
Sixth Amended and Restated Distribution Reinvestment Plan, effective as of December 4, 2017 (included as Appendix B to the Prospectus included in Post-Effective Amendment No. 11 to the Second Registration Statement on April 12, 2019 and incorporated by reference herein)

10.1*
Amendment to the Amended and Restated Credit Agreement, dated as of March 24, 2023 among HGIT Properties LP, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent

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

HINES GLOBAL INCOME TRUST, INC.

May 11, 2023	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer and
Chairman of the Board of Directors

May 11, 2023	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer