Form 10-Q
period 2023-06-30
HINES GLOBAL INCOME TRUST, INC.
filed 2023-08-11
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 1, 2023, approximately 34.8 million shares of the registrant’s Class AX common stock, 78,087 shares of the registrant’s Class JX common stock, 65.9 million shares of the registrant’s Class T common stock, 28.7 million shares of the registrant’s Class S common stock, 34.9 million shares of the registrant’s Class D common stock and 95.0 million shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2023	December 31, 2022
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$3,014,475	$2,940,117
Investments in real estate-related securities	138,503	133,741
Cash and cash equivalents	124,636	112,149
Restricted cash	8,778	15,393
Derivative instruments	46,369	30,966
Tenant and other receivables, net	52,245	51,344
Intangible lease assets, net	267,358	300,137
Financing lease right-of-use asset, net	15,677	15,744
Deferred leasing costs, net	58,901	58,448
Deferred financing costs, net	464	925
Other assets	25,264	20,836
Total assets	$3,752,670	$3,679,800
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$114,537	$84,373
Due to affiliates	66,307	90,506
Intangible lease liabilities, net	64,132	69,079
Other liabilities	51,376	45,500
Financing lease liability	17,406	17,383
Financing obligations	64,919	13,570
Derivative instruments	6	11
Distributions payable	12,727	12,171
Notes payable, net	1,322,160	1,301,921
Total liabilities	$1,713,570	$1,634,514

Commitments and contingencies (Note 11)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Common shares, $0.001 par value per share (Note 6)	260	250
Additional paid-in capital	2,511,633	2,445,101
Accumulated distributions in excess of earnings	(466,012)	(382,973)
Accumulated other comprehensive income (loss)	(6,781)	(17,092)
Total stockholders’ equity	2,039,100	2,045,286
Noncontrolling interests	—	—
Total equity	2,039,100	2,045,286
Total liabilities and equity	$3,752,670	$3,679,800
See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$73,219	$57,858	$146,781	$115,481
Other revenue	2,498	1,430	5,053	2,978
Total revenues	75,717	59,288	151,834	118,459
Expenses:
Property operating expenses	16,807	12,512	34,253	26,626
Real property taxes	9,522	7,143	19,062	14,045
Property management fees	2,186	1,742	4,286	3,500
Depreciation and amortization	31,600	27,364	66,991	54,590
Asset management fees	7,498	5,981	15,001	11,609
Performance participation allocation	—	11,765	—	22,296
General and administrative expenses	2,280	1,663	4,609	3,256
Total expenses	69,893	68,170	144,202	135,922
Other income (expenses):
Gain (loss) on derivative instruments	10,359	3,005	10,258	5,792
Gain (loss) on investments in real estate-related securities	4,030	(17,532)	6,093	(20,126)
Gain (loss) on sale of real estate	—	26	—	21,022
Foreign currency gains (losses)	1,571	(1,875)	2,158	(3,469)
Interest expense	(20,742)	(8,485)	(39,757)	(15,492)
Other income and expenses	3,156	1,231	6,539	1,832
Income (loss) before benefit (provision) for income taxes	4,198	(32,512)	(7,077)	(27,904)
Benefit (provision) for income taxes	(688)	(551)	(529)	(2,272)
Provision for income taxes related to sale of real estate	—	—	—	(1,731)
Net income (loss)	3,510	(33,063)	(7,606)	(31,907)
Net (income) loss attributable to noncontrolling interests	(4)	(4)	(7)	(7)
Net income (loss) attributable to common stockholders	$3,506	$(33,067)	$(7,613)	$(31,914)
Basic and diluted income (loss) per common share	$0.01	$(0.17)	$(0.03)	$(0.17)
Weighted average number of common shares outstanding	260,380	199,470	258,208	185,198

Comprehensive income (loss):
Net income (loss)	$3,510	$(33,063)	$(7,606)	$(31,907)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,981	(22,345)	10,311	(29,580)
Comprehensive income (loss)	$7,491	$(55,408)	$2,705	$(61,487)
Comprehensive (income) loss attributable to noncontrolling interests	(4)	(4)	(7)	(7)
Comprehensive income (loss) attributable to common stockholders	$7,487	$(55,412)	$2,698	$(61,494)

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2023	250,577	$250	$2,445,101	$(382,973)	$(17,092)	$2,045,286	$—
Issuance of common shares	11,362	10	126,097	—	—	126,107	—
Distributions declared	—	—	—	(37,366)	—	(37,366)	(3)
Redemption of common shares	(4,014)	(4)	(53,023)	—	—	(53,027)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(3,807)	—	—	(3,807)	—
Offering costs	—	—	(1,314)	—	—	(1,314)	—
Net income (loss)	—	—	—	(11,119)	—	(11,119)	3
Foreign currency translation adjustment	—	—	—	—	6,330	6,330	—
Balance as of March 31, 2023	257,925	$256	$2,513,054	$(431,458)	$(10,762)	$2,071,090	$—
Issuance of common shares	9,836	6	106,016	—	—	106,022	—
Distributions declared	—	—	—	(38,060)	—	(38,060)	(4)
Redemption of common shares	(6,645)	(2)	(101,860)	—	—	(101,862)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(2,878)	—	—	(2,878)	—
Offering costs	—	—	(2,699)	—	—	(2,699)	—
Net income (loss)	—	—	—	3,506	—	3,506	4
Foreign currency translation adjustment	—	—	—	—	3,981	3,981	—
Balance as of June 30, 2023	261,116	$260	$2,511,633	$(466,012)	$(6,781)	$2,039,100	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2022	154,806	$154	$1,440,225	$(211,975)	$7,628	$1,236,032	$—
Issuance of common shares	26,159	25	282,340	—	—	282,365	—
Distributions declared	—	—	—	(24,753)	—	(24,753)	(3)
Redemption of common shares	(886)	—	(9,760)	—	—	(9,760)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(11,202)	—	—	(11,202)	—
Offering costs	—	—	(1,041)	—	—	(1,041)	—
Net income (loss)	—	—	—	1,153	—	1,153	3
Foreign currency translation adjustment	—	—	—	—	(7,592)	(7,592)	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	357	357	—
Balance as of March 31, 2022	180,079	$179	$1,700,562	$(235,575)	$393	$1,465,559	$—
Issuance of common shares	31,165	31	345,801	—	—	345,832	—
Distributions declared	—	—	—	(29,183)	—	(29,183)	(4)
Redemption of common shares	(1,003)	(2)	(12,346)	—	—	(12,348)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(13,709)	—	—	(13,709)	—
Offering costs	—	—	(1,923)	—	—	(1,923)	—
Net income (loss)	—	—	—	(33,067)	—	(33,067)	4
Foreign currency translation adjustment	—	—	—	—	(22,345)	(22,345)	—
Balance as of June 30, 2022	210,241	$208	$2,018,385	$(297,825)	$(21,952)	$1,698,816	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,606)	$(31,907)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	69,394	54,198
Gain on sale of real estate	—	(21,022)
Foreign currency (gains) losses	(2,158)	3,469
(Gain) loss on derivative instruments	(10,258)	(5,792)
(Gain) loss on investments in real estate-related securities	(6,093)	20,126
Changes in assets and liabilities:
Change in other assets	(3,363)	(5,592)
Change in tenant and other receivables	923	(7,596)
Change in deferred leasing costs	(5,481)	(17,687)
Change in accounts payable and accrued expenses	(8,529)	(7,598)
Change in other liabilities	2,504	5,265
Change in due to affiliates	(22,998)	(7,316)
Net cash from (used in) operating activities	6,335	(21,452)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(74,199)	(414,969)
Capital expenditures at operating properties	(9,748)	(22,424)
Proceeds from sale of real estate	—	120,175
Purchases of real estate-related securities	(27,165)	(74,583)
Proceeds from settlement of real estate-related securities	28,496	27,086
Proceeds from settlement of interest rate contracts	11,346	—
Payments related to interest rate contracts	(17,320)	(3,290)
Net cash from (used in) investing activities	(88,590)	(368,005)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	192,708	601,496
Redemption of common shares	(114,754)	(20,497)
Payment of offering costs	(4,488)	(3,978)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(7,464)	(8,597)
Distributions paid to stockholders and noncontrolling interests	(35,607)	(24,685)
Proceeds from financing obligations	51,349	—
Proceeds from notes payable	215,504	41,281
Payments on notes payable	(209,391)	(36,897)
Change in security deposit liability	482	1,205
Deferred financing costs paid	(653)	(1,833)
Net cash from (used in) financing activities	87,686	547,495
Effect of exchange rate changes on cash, restricted cash and cash equivalents	441	(5,264)
Net change in cash, restricted cash and cash equivalents	5,872	152,774
Cash, restricted cash and cash equivalents, beginning of period	127,542	211,427
Cash, restricted cash and cash equivalents, end of period	$133,414	$364,201

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2023 and 2022

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of June 30, 2023 and December 31, 2022, and the results of operations for the three and six months ended June 30, 2023 and 2022, the changes in stockholders’ equity for each of the quarterly periods in the six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022.

Hines Global Income Trust, Inc. (the “Company”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 65 years. The Company is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through HGIT Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of June 30, 2023 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

As of June 30, 2023, the Company owned direct real estate investments in 39 properties totaling 16.6 million square feet that were 95% leased. The Company raises capital for its investments through continuous public offerings of its common stock. The Company launched its third public offering of up to $2.5 billion in shares of its common stock (the “Third Offering”) on June 2, 2021 through which it is offering up to $2.5 billion in shares of common stock including $500.0 million of shares offered under its distribution reinvestment plan. As of June 30, 2023, the Company had received gross offering proceeds of approximately $3.0 billion from the sale of 289.1 million shares through its public offerings, including shares issued pursuant to its distribution reinvestment plan.

In addition to the Company’s Third Offering, in September 2022, the Company, through its Operating Partnership, launched a program to raise capital through private placement offerings exempt from registration under the Securities Act of 1933, as amended, by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of June 30, 2023, the Company has raised net offering proceeds of $65.3 million through the DST Program.

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

Immaterial Restatement of Prior Period Financial Statements

Subsequent to the issuance of the condensed consolidated financial statements for the six months ended June 30, 2022, we identified an error in the classification of amounts related to interest rate contracts on the condensed consolidated statement of cash flows. The correction of the error resulted in an increase in net cash used in investing activities and an increase in net cash from financing activities of approximately $3.3 million from the previously reported amounts for the period ended June 30, 2022. There was no other effect on previously reported amounts.

Variable Interest Entities

The Company has determined that the Operating Partnership is considered a variable interest entity (“VIE”). However, the Company meets the disclosure exemption criteria, as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest.

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in other income and expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Gain (Loss) on Investments in Real Estate-Related Securities
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Unrealized gain (loss)	$4,689	$(18,701)	$10,886	$(23,334)
Realized gain (loss)	(659)	1,169	(4,793)	3,208
Total gain (loss) on real estate-related securities	$4,030	$(17,532)	$6,093	$(20,126)

Tenant and Other Receivables

Tenant and other receivables consists primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements. Straight-line rent receivables were $31.2 million and $27.7 million as of June 30, 2023 and December 31, 2022, respectively.

Other Assets

Other assets included the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid insurance	$1,444	$1,415
Prepaid taxes	5,259	2,557
Deferred tax assets (1)	12,405	10,962
Operating lease right-of-use asset, net	3,941	3,678
Other	2,215	2,224
Other assets	$25,264	$20,836

(1)Includes the effects of a valuation allowance of $10.6 million and $9.8 million as of June 30, 2023 and December 31, 2022, respectively.

Lessee Accounting

The Company has a ground lease agreement in which the Company is the lessee for land underneath Łódź Urban Logistics that the Company has currently accounted for as an operating lease. The lease currently ends in December 2089 and has fixed payments. The Company has recorded a right-of-use asset, net of accumulated amortization, of approximately $3.9 million and $3.7 million in other assets as of June 30, 2023 and December 31, 2022, respectively, and has recorded a lease liability of approximately $1.5 million and $1.4 million in other liabilities, as of June 30, 2023 and December 31, 2022, respectively, in the Company’s condensed consolidated balance sheets.

The Company also has a ground lease agreement in which the Company is the lessee for land underneath Center Place that the Company has currently accounted for as a financing lease. The lease currently ends in March 2142 and has fixed and variable payments. The Company has recorded a right-of-use asset, net of accumulated amortization, of approximately $15.7 million and $15.7 million in financing lease right-of-use asset, net, as of June 30, 2023 and December 31, 2022, respectively, and has recorded a lease liability of approximately $17.4 million and $17.4 million in financing lease liability, as of June 30, 2023 and December 31, 2022, respectively, in the Company’s condensed consolidated balance sheets.

The Company’s estimate of the amount of the right-of-use assets and lease liabilities included assumptions for the discount rate, which is based on the incremental borrowing rate of the lease contract. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a term similar to the lease. Since the term of the Łódź Urban Logistics and Center Place ground leases are much longer than a typical borrowing, the Company derived the incremental borrowing rate of 5.6% and 3.4% for the ground leases at Łódź Urban Logistics and Center Place, respectively, as the spread in a current financing quote for the property, or its borrowing rate on the JPMorgan Credit Facility if a current financing quote was not available, plus the applicable base rate corresponding to the longest term available in the base rate market. A reconciliation of the Company’s lease liabilities on an undiscounted cash flow basis for its ground leases for the period from July 1, 2023 through December 31, 2023 and for each of the years ending December 31, 2024 through December 31, 2028 and thereafter are as follows (in thousands):

	Lease Payments
	Operating Leases	Financing Leases
July 1, 2023 through December 31, 2023	$—	$270
2024	86	540
2025	86	540
2026	86	540
2027	86	540
2028	86	540
Thereafter	5,228	69,810
Total	$5,658	$72,780

Ground Lease Liability	$1,457	$17,406
Undiscounted Excess Amount	$4,201	$55,374

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Buildings and improvements	$2,387,848	$2,306,257
Less: accumulated depreciation	(171,299)	(137,962)
Buildings and improvements, net	2,216,549	2,168,295
Land	797,926	771,822
Investment property, net	$3,014,475	$2,940,117

Recent Acquisitions of Investment Property

During the six months ended June 30, 2023, the Company acquired EMME, a multifamily property located in Chicago, Illinois, for a net purchase price of $73.8 million, exclusive of transaction costs and working capital reserves. The amounts recognized for the asset acquisition as of the acquisition date were determined by allocating the net purchase price as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Out-of-Market Lease Intangibles, Net	Total
EMME	6/21/2023	$55,571	$17,694	$1,274	$—	$74,539

As of June 30, 2023, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$389,925	$25,424	$(88,533)
Less: accumulated amortization	(141,818)	(6,173)	24,401
Net	$248,107	$19,251	$(64,132)

As of December 31, 2022, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$392,879	$25,371	$(88,708)
Less: accumulated amortization	(113,221)	(4,892)	19,629
Net	$279,658	$20,479	$(69,079)

Amortization expense of in-place leases was $14.8 million and $15.3 million for the three months ended June 30, 2023 and 2022, respectively, which was recorded to depreciation and amortization on the condensed consolidated statements of operations and comprehensive income (loss). Net amortization of out-of-market leases resulted in an increase to rental revenue of $1.9 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively.

Amortization expense of in-place leases was $33.8 million and $30.3 million for the six months ended June 30, 2023 and 2022, respectively, which was recorded to depreciation and amortization on the condensed consolidated statements of operations and comprehensive income (loss). Net amortization of out-of-market leases resulted in an increase to rental revenue of $3.8 million and $4.6 million for the six months ended June 30, 2023 and 2022, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from July 1, 2023 through December 31, 2023 and for each of the years ending December 31, 2024 through December 31, 2028 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
July 1, 2023 through December 31, 2023	$27,438	$(3,779)
2024	$46,650	$(6,328)
2025	$38,608	$(4,991)
2026	$29,523	$(2,995)
2027	$25,215	$(2,357)
2028	$19,384	$(2,314)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the three and six months ended June 30, 2023 were $10.1 million and $21.4 million, respectively, and for the three and six months ended June 30, 2022 were $8.3 million and $16.5 million, respectively, which are included in rental revenue on the condensed consolidated statements of operations and comprehensive income (loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of June 30, 2023, the approximate fixed future minimum rentals for the period from July 1, 2023 through December 31, 2023, for each of the years ending December 31, 2024 through 2028 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
July 1, 2023 through December 31, 2023	$91,447
2024	170,588
2025	152,598
2026	133,779
2027	120,499
2028	102,185
Thereafter	477,901
Total	$1,248,997

During the six months ended June 30, 2023 and 2022, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties, multi-family properties and self-storage properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. DEBT FINANCING

As of June 30, 2023 and December 31, 2022, the Company had approximately $1.3 billion and $1.3 billion of debt outstanding, respectively, with a weighted average years to maturity of 1.3 years and 1.6 years, respectively, and a weighted average interest rate of 3.67% and 3.51%, respectively. The following table provides additional information regarding the Company’s debt outstanding at June 30, 2023 and December 31, 2022 (in thousands, except interest rates):

Description	Maturity Date		Maximum Capacity in Functional Currency	Weighted Average Effective Interest Rate as of June 30, 2023		Principal Outstanding at June 30, 2023	Principal Outstanding at December 31, 2022
Fixed Rate Loans
Fixed rate secured mortgage debt	8/2023-6/2026		N/A	2.25%	(1)	$122,445	$201,684
Seller-financed debt (2)	7/1/2034		N/A	1.55%		7,679	7,549
Total fixed rate loans						$130,124	$209,233
Variable Rate Loans
Floating rate secured mortgage debt	8/2023-6/2027		N/A	3.42%	(3)	$426,132	$407,724
JPMorgan Chase Credit Facility - Revolver	11/15/2023	(4)	$425,000	6.60%		170,000	90,000
JPMorgan Chase Credit Facility - Term Loan	11/15/2023	(4)	$300,000	3.35%	(5)	300,000	300,000
JPMorgan Chase Credit Facility - Term Loan	12/20/2024	(4)	$300,000	3.35%	(5)	300,000	300,000
Total variable rate loans						$1,196,132	$1,097,724
Total Notes Payable						$1,326,256	$1,306,957
Total Principal Outstanding						$1,326,256	$1,306,957
Unamortized financing fees						(4,096)	(5,036)
Total						$1,322,160	$1,301,921
(1)As of June 30, 2023, the effective interest rates on our fixed rate mortgage debt ranged from 1.05% to 2.98%. The amount of principal outstanding as of June 30, 2023 includes $57.1 million that has been effectively fixed for the full term of the facilities using interest rate swap agreements as an economic hedge against the variability of future interest rates on the borrowing.
(2)Relates to a payment plan provided by the seller in relation to the Company’s acquisition of Fresh Park Venlo 3813 in July 2022.
(3)As of June 30, 2023, the effective interest rates on our floating rate mortgage debt ranged from 2.15% to 6.03%. The amount of principal outstanding as of June 30, 2023 includes $375.9 million that is subject to interest rate cap agreements as an economic hedge against the variability of future interest rates on the borrowing for the full term of the facilities.
(4)The Company has two one-year extension options contingent on the Company’s compliance with certain loan covenants. The Company believes it is probable that these options will be exercised prior to maturity.
(5)As of June 30, 2023, the effective interest rates related to these loans were effectively capped at 3.35%, as a result of the Company’s entering into interest rate cap agreements as economic hedges against the variability of the future interest rate on the borrowings, which expire in the period from November 2023 through September 2024.

Additionally, on March 24, 2023, the Company amended its credit facility with JPMorgan Chase Bank, N.A., (the “JPMorgan Credit Facility”) to modify the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate ("SOFR").

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of June 30, 2023 and as of the date of this report.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from July 1, 2023 through December 31, 2023, for each of the years ending December 31, 2024 through December 31, 2027 and for the period thereafter (in thousands).

	Payments Due by Year
	July 1, 2023 through December 31, 2023		2024		2025	2026	2027	Thereafter
Principal payments	$629,832	(1)	$436,172	(2)	$26,383	$101,200	$127,997	$4,672
(1)Included in this amount are the following outstanding balances:
•$470.0 million relating to the JPMorgan Credit Facility. The Company has two one-year extension options contingent on the Company’s compliance with certain loan covenants. The Company believes it is probable that these options will be exercised prior to maturity.
•$87.3 million relating to the Company’s mortgage debt secured by Fresh Park Venlo, which was amended by the Company in July 2023 to extend the maturity date from July 2023 to February 2024.
•$65.8 million relating to the Company’s mortgage debt secured by Cottonwood Corporate Center, which was repaid by the Company in August 2023, using proceeds from the Company’s credit facility with JPMorgan Chase.

(2)Included in this amount is $300.0 million relating to the outstanding balance of the JPMorgan Credit Facility. The Company has two one-year extension options contingent on the Company’s compliance with certain loan covenants. The Company believes it is probable that these options will be exercised prior to maturity.

5. DERIVATIVE INSTRUMENTS

The Company has entered into several interest rate swap or cap contracts in connection with certain of its secured mortgage loans and its JPMorgan Credit Facility in order to limit its exposure against the variability of future interest rates on its variable interest rate borrowings.  These contracts effectively fix or cap the interest rates on each of the loans to which they relate.  The Company has not designated any of these derivatives as hedges for accounting purposes. The Company has not entered into a master netting arrangement with its third-party counterparty and does not offset on its condensed consolidated balance sheets the fair value amount recorded for its derivative instruments.

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

The table below provides additional information regarding the Company's derivative instruments as well as their location and fair value on our condensed consolidated balance sheets (in thousands, except number of contracts):

			Fair Value
			Derivative Instruments
Type	Number of Contracts	Notional Amount	Assets	Liabilities
As of June 30, 2023
Interest rate contracts	32	$1,033,003	$46,369	$—
Foreign currency forwards	1	72	—	(6)
Total derivative instruments	33	$1,033,075	$46,369	$(6)

As of December 31, 2022
Interest rate contracts	24	$985,560	$30,966	$—
Foreign currency forwards	3	211	—	(11)
Total derivative instruments	27	$985,771	$30,966	$(11)

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Gain (Loss) on Derivative Instruments
	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Derivatives not designated as hedging instruments:
Interest rate contracts	$10,357	$3,005	$10,262	$5,792
Foreign currency forward contracts	2	—	(4)	—
Total gain (loss) on derivatives	$10,359	$3,005	$10,258	$5,792

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

Common Stock

As of June 30, 2023 and December 31, 2022, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	June 30, 2023			December 31, 2022
	Shares Authorized	Shares Issued and Outstanding		Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	35,248		40,000	36,221
Class TX common stock, $0.001 par value per share	40,000	—	(1)	40,000	142
Class IX common stock, $0.001 par value per share	10,000	13		10,000	22
Class JX common stock, $0.001 par value per share	10,000	65		10,000	64
Class T common stock, $0.001 par value per share	350,000	66,643		350,000	65,845
Class S common stock, $0.001 par value per share	350,000	27,949		350,000	24,806
Class D common stock, $0.001 par value per share	350,000	34,460		350,000	32,553
Class I common stock, $0.001 par value per share	350,000	96,738		350,000	90,924
(1)All remaining Class TX shares previously issued and outstanding have been converted to Class AX shares in accordance with the Company’s charter.

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the six months ended June 30, 2023 and 2022 (in thousands). There were no Class JX shares issued, redeemed or outstanding during the six months ended June 30, 2022.

	Class AX		Class TX		Class IX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	36,221	$34	142	$4	22	$—	64	$—	65,845	$65	24,806	$25	32,553	$32	90,924	$90	250,577	$250
Issuance of common shares	244	—	—	—	—	—	1	—	2,211	2	2,017	2	1,458	1	5,431	5	11,362	10
Conversion of common shares (1)	117	—	(117)	—	—	—	—	—	(439)	—	—	—	—	—	439	—	—	—
Redemption of common shares	(839)	(1)	—	—	—	—	—	—	(799)	(1)	(253)	—	(419)	—	(1,704)	(2)	(4,014)	(4)
Balance as of March 31, 2023	35,743	$33	25	$4	22	$—	65	$—	66,818	$66	26,570	$27	33,592	$33	95,090	$93	257,925	$256
Issuance of common shares	248	—	—	—	—	—	1	—	2,081	2	1,594	2	1,312	1	4,600	1	9,836	6
Conversion of common shares (1)	25	4	(25)	(4)	(9)	—	9	—	(860)	(1)	—	—	—	—	860	1	—	—
Redemption of common shares	(768)	(1)	—	—	—	—	(10)	—	(1,396)	(1)	(215)	—	(444)	—	(3,812)	—	(6,645)	(2)
Balance as of June 30, 2023	35,248	$36	—	$—	13	$—	65	$—	66,643	$66	27,949	$29	34,460	$34	96,738	$95	261,116	$260
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

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2022 through July 2023 at a gross distribution rate of $0.05208 per month for each share class (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees.

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

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2023
June 30, 2023	$18,131	$19,929	$38,060
March 31, 2023	17,752	19,615	37,366
Total	$35,883	$39,544	$75,426
2022
December 31, 2022	$16,988	$18,878	$35,865
September 30, 2022	15,829	17,270	33,100
June 30, 2022	14,087	15,096	29,183
March 31, 2022	11,891	12,862	24,753
Total	$58,795	$64,106	$122,901

The table below outlines the net distributions declared for each class of shares for the three and six months ended June 30, 2023 and 2022, respectively. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors, less any applicable ongoing distribution and stockholder servicing fees (rounded to the nearest cent).

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Distributions declared per Class AX share, net	$0.16	$0.16	$0.31	$0.31
Distributions declared per Class TX share, net	$0.13	$0.13	$0.26	$0.26
Distributions declared per Class IX share, net	$0.15	$0.15	$0.30	$0.30
Distributions declared per Class JX share, net	$0.16	$—	$0.31	$—
Distributions declared per Class T share, net	$0.13	$0.13	$0.26	$0.26
Distributions declared per Class S share, net	$0.13	$0.13	$0.27	$0.27
Distributions declared per Class D share, net	$0.15	$0.15	$0.30	$0.30
Distributions declared per Class I share, net	$0.16	$0.16	$0.31	$0.31

7. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and Hines Securities, Inc. (the "Dealer Manager"), Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended June 30,		Six Months Ended June 30,		Unpaid as of
Type and Recipient	2023	2022	2023	2022	June 30, 2023		December 31, 2022
Selling Commissions- Dealer Manager (1)	$848	$2,490	$1,958	$4,365	$—		$—
Dealer Manager Fee- Dealer Manager (1)	90	191	190	349	—		—
Distribution & Stockholder Servicing Fees- Dealer Manager (1)	1,940	11,028	4,537	20,197	63,324		64,104
Organization and Offering Costs- the Advisor	2,699	1,924	4,013	2,964	2,753		3,228
Asset Management Fees- the Advisor	7,498	5,981	15,001	11,609	2,056		1,626
Other- the Advisor (2)	1,110	1,112	2,160	3,195	1,413		2,352
Performance Participation Allocation- the Advisor (3)	—	11,765	—	22,296	—		18,787
Property Management Fees- Hines and its affiliates	1,631	1,118	3,219	2,205	345		413
Development and Construction Management Fees- Hines and its affiliates (4)	505	591	612	981	467		769
Leasing Fees- Hines and its affiliates (5)	354	165	631	1,087	895		616
Expense Reimbursement- Hines and its affiliates (with respect to management and operations of the Company's properties) (6)	3,648	2,829	7,404	5,823	(4,946)	(7)	(1,389)	(7)
Total	$20,323	$39,194	$39,725	$75,071	$66,307		$90,506
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
(7)As of June 30, 2023 and December 31, 2022, the balance included $6.6 million and $2.8 million, respectively, in receivables related to rents collected by the Hines-affiliated property managers at the international student housing properties and UK industrial properties, which were being held in the property manager controlled bank accounts.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of June 30, 2023 and 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023	Investments in real estate-related securities	$138,503	$138,503	$—	$—
December 31, 2022	Investments in real estate-related securities	$133,741	$133,741	$—	$—

Financial Instruments Fair Value Disclosures

As of June 30, 2023, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $1.3 billion, was $1.3 billion. As of December 31, 2022, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $1.3 billion, was $1.3 billion. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Office investments	$17,889	$13,641	$35,908	$25,099
Industrial investments	22,550	23,793	45,146	49,485
Residential/Living investments	18,586	9,864	36,919	20,879
Retail investments	8,883	7,184	18,215	13,883
Other investments	7,809	4,806	15,646	9,113
Total revenues	$75,717	$59,288	$151,834	$118,459

For the three and six months ended June 30, 2023 and 2022, the Company’s total revenues were attributable to the following countries:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Total revenues
United States	76%		68%		76%		66%
The Netherlands	10%		16%		10%		17%
United Kingdom	8%		9%		8%		9%
Poland	2%		2%		2%		3%
Spain	2%		2%		2%		2%
Czech Republic	1%		2%		1%		2%
Ireland	1%		—%	*	1%		—%	*
Germany	—%	*	1%		—%	*	1%
* Amount is less than 1%

For the three and six months ended June 30, 2023 and 2022, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues in excess of property expenses (1)
Office investments	$11,455	$8,663	$22,762	$15,514
Industrial investments	14,500	15,912	28,728	33,024
Residential/Living investments	10,144	5,574	20,220	11,199
Retail investments	5,484	4,111	11,326	7,763
Other investments	5,619	3,631	11,197	6,788
Total revenues in excess of property expenses	$47,202	$37,891	$94,233	$74,288

(1)Revenues less property operating expenses, real property taxes and property management fees.

As of June 30, 2023 and December 31, 2022, the Company’s total assets by segment were as follows (in thousands):

	June 30, 2023	December 31, 2022
Assets
Office investments	$710,692	$730,789
Industrial investments	1,039,245	1,025,938
Residential/Living investments	1,011,164	942,548
Retail investments	368,957	379,187
Other investments	381,389	392,269
Corporate-level accounts	241,223	209,069
Total assets	$3,752,670	$3,679,800

As of June 30, 2023 and December 31, 2022, the Company’s total assets were attributable to the following countries:

	June 30, 2023	December 31, 2022
Total assets
United States	77%	76%
United Kingdom	9%	9%
The Netherlands	8%	9%
Spain	2%	2%
Poland	1%	1%
Germany	1%	1%
Czech Republic	1%	1%
Ireland	1%	1%

For the three and six months ended June 30, 2023 and 2022 the Company’s reconciliation of the Company’s property revenue in excess of expenses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation to revenues in excess of property expenses
Net income (loss)	$3,510	$(33,063)	$(7,606)	$(31,907)
Depreciation and amortization	31,600	27,364	66,991	54,590
Asset management fees	7,498	5,981	15,001	11,609
Performance participation allocation	—	11,765	—	22,296
General and administrative expenses	2,280	1,663	4,609	3,256
(Gain) loss on derivative instruments	(10,359)	(3,005)	(10,258)	(5,792)
(Gain) loss on investments in real estate-related securities	(4,030)	17,532	(6,093)	20,126
Gain on sale of real estate	—	(26)	—	(21,022)
Foreign currency (gains) losses	(1,571)	1,875	(2,158)	3,469
Interest expense	20,742	8,485	39,757	15,492
Other income and expenses	(3,156)	(1,231)	(6,539)	(1,832)
(Benefit) provision for income taxes	688	551	529	2,272
Provision for income taxes related to sale of real estate	—	—	—	1,731
Total revenues in excess of property expenses	$47,202	$37,891	$94,233	$74,288

10. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$34,165	$13,152
Cash paid for income taxes	$3,366	$1,023
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$12,727	$10,182
Distributions reinvested	$39,276	$26,549
Shares tendered for redemption	$51,866	$4,629
Non-cash net liabilities (assets) assumed	$1,545	$16,607
Offering costs payable to the Advisor	$4,013	$2,964
Distribution and stockholder servicing fees payable to the Dealer Manager	$4,670	$20,198
Accrued capital additions	$1,109	$7,334
Accrued acquisition costs	$71	$1,934

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

12. SUBSEQUENT EVENTS

I-70 Logistics Center

In July 2023, the Company entered into a purchase and sale agreement to purchase I-70 Logistics Center, an industrial property located in Etna, Ohio. The contract purchase price for I-70 Logistics Center is expected to be approximately $67.1 million, exclusive of transaction costs and closing prorations. The Company expects the closing of this acquisition to occur in August 2023, subject to a number of closing conditions. However, the Company can provide no assurance that this acquisition will close on the expected timeline or at all.

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

We raise capital for our investments through public offerings of our common stock. We intend to conduct a continuous public offering with unlimited duration by registering a series of consecutive public offerings with the Securities and Exchange Commission (“SEC”). We launched our third public offering of up to $2.5 billion in shares of common stock on June 2, 2021. We have raised $3.0 billion from the sale of 289.1 million shares through our public offerings as of June 30, 2023, including shares issued pursuant to our distribution reinvestment plan.

Summary of 2023 Activities

Presented below are highlights of our activities during the six months ended June 30, 2023:
Capital Raising and Performance
•For the six months ended June 30, 2023, we raised $232.1 million of gross proceeds from the sale of common stock through our public offerings, including shares issued pursuant to our distribution reinvestment plan.
•For the six months ended June 30, 2023, we declared distributions of $75.4 million. Our gross annualized distribution rate has remained at $0.625 per share since January 2019.
•For the six months ended June 30, 2023, we redeemed $114.8 million in shares of our common stock pursuant to our share redemption program.
•Halfway through 2023, we remain in a period characterized by muted transaction volumes, challenging macroeconomic conditions and elevated interest rates. Despite this environment, Hines Global maintained its stable annualized distribution rate of $0.625 and produced a year-to-date total return of -0.90% for Class I shares through June 30, 2023. The return in the current period is due to a decline in our net asset value (“NAV”), which resulted from higher interest rates and volatility in the financial markets. Total return is calculated as the change in our NAV per share during the respective period, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares. Refer to “Performance Summary of Share Classes” below for a more comprehensive summary of the performance of all our share classes.
•We, through our Operating Partnership, launched our DST program in September 2022, through which we may raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of June 30, 2023, we had one property held through the DST Program, 200 Park Place, and have raised net offering proceeds of $65.3 million through the DST program.
Investments and Financing Activities
•During the six months ended June 30, 2023, we acquired EMME, a multifamily property located in Chicago, Illinois, for a net purchase price of $73.8 million. See Note 3—Investment Property for additional information regarding this acquisition
•Interest rates rose dramatically throughout 2022 and 2023, increasing the weighted average interest rate on our total outstanding debt from 1.83% as of December 31, 2021 to 3.67% as of June 30, 2023 (including the effect of interest rate contracts). Approximately 95% of our total debt outstanding has fixed interest rates or has been fixed through the use of interest rate caps that are effective as of June 30, 2023, including the effect of an additional interest rate cap agreement entered into during August 2023 relating to our JPMorgan Credit Facility. Additionally, our portfolio was 32% levered based on the values of our real estate investments as of June 30, 2023, 32% as of December 31, 2022 and 33% as of June 30, 2022.

Our Real Estate Portfolio

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of June 30, 2023, we owned interests in 39 real estate investments consisting of 16.6 million square feet of leasable space that was 95% leased. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of June 30, 2023 (“Estimated Values”), which are consistent with the values used to determine our NAV per share on that date.

The following chart depicts the location of our real estate investments as of June 30, 2023. Approximately 70% of our portfolio is located throughout the United States and approximately 30% is located internationally, based on the Estimated Values.

The following table provides additional information regarding each of our properties, including DST properties, and is presented as of June 30, 2023 except as described in the footnotes below.

Property	Location	Date Acquired	Leasable Square Feet	Percent Leased
Office Investments
Cottonwood Corporate Center	Salt Lake City, Utah	7/2016	484,208	87%
1015 Half Street	Washington D.C.	5/2021	396,335	98%
Waypoint	Torrance, California	12/2021	146,478	97%
Liberty Station	San Diego, California	1/2022	187,230	97%
1315 N. North Branch	Chicago, Illinois	2/2022	108,267	100%
200 Park Place	Houston, Texas	7/2022	206,943	100%
Total Office			1,529,461	95%

Industrial Investments
Domestic Industrial
Advanced Manufacturing Portfolio	Santa Clara, California	8/2020	417,392	100%
6000 Schertz	Schertz, Texas	12/2020	1,262,294	100%
900 Patrol Road	Jeffersonville, Indiana	5/2021	1,015,740	100%
Miramar Activity Business Center	Miramar, California	6/2021	163,764	95%
Total Domestic Industrial			2,859,190	100%

Central Europe Industrial
Fresh Park Venlo	Venlo, Netherlands	10/2018	3,054,667	94%
Maintal Logistics	Frankfurt, Germany	12/2018	394,975	43%
ABC Westland	The Hague, Netherlands	5/2019	1,597,889	94%
Gdańsk PL II	Gdańsk, Poland	9/2019	346,996	100%
Łódź Urban Logistics	Łódź, Poland	9/2019	389,229	100%
Madrid Airport Complex	Madrid, Spain	6/2020	467,014	100%
Eastgate Park	Prague, Czech Republic	10/2021	420,888	98%
Total Central Europe Industrial			6,671,658	92%

U.K. Industrial
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	11/2019	145,452	100%
DSG Bristol	Bristol, United Kingdom	11/2019	269,089	100%
Wakefield Logistics	Wakefield, United Kingdom	7/2020	207,115	100%
5100 Cross Point	Coventry, United Kingdom	12/2020	146,652	100%
Central City Coventry	Coventry, United Kingdom	3/2022	399,124	100%
Total U.K. Industrial			1,167,432	100%
Total Industrial			10,698,280	95%

Residential/Living Investments
Domestic Residential/Living
The Alloy	College Park, Maryland	11/2019	230,362	97%
The Emerson	Centreville, Virginia	1/2020	328,341	98%
Center Place	Providence, Rhode Island	12/2021	242,261	97%
Gables Station	Miami, Florida	8/2022	612,992	97%
EMME	Chicago, Illinois	6/2023	134,908	99%
Total Domestic Residential/Living			1,548,864	97%

International Residential/Living
Montrose Student Residences	Dublin, Ireland	3/2017	51,649	97%	(1)
Queen’s Court Student Residences	Reading, United Kingdom	10/2017	105,895	84%	(1)
Glasgow West End	Glasgow, United Kingdom	9/2019	232,428	100%	(1)
Total International Residential/Living			389,972	95%
Total Residential/Living			1,938,836	97%

Retail Investments
Rookwood	Cincinnati, Ohio	1/2017	594,597	97%
Promenade Shops at Briargate	Colorado Springs, Colorado	9/2019	239,026	93%
Waverly Place	Cary, North Carolina	6/2022	207,799	90%
Total Retail			1,041,422	95%

Other Investments
5301 Patrick Henry	Santa Clara, California	2/2021	129,199	100%
Bradley Business Center	Chicago, Illinois	11/2021	467,410	98%
WGN Studios	Chicago, Illinois	11/2021	131,515	100%
Burbank Media Studios	Burbank, California	2/2022	85,285	100%
Wells Fargo Center	Hillsboro, Oregon	4/2022	212,363	100%
Nashville Self Storage Portfolio (2)	Nashville, Tennessee	7/2022	354,537	86%
Total Other			1,380,309	96%

Total for All Investments			16,588,308	95%

(1)Represents the average projected occupancy for these projects over the 2023/2024 academic year based on leases signed to date. Leases at student housing properties are signed in advance of an academic year and units in our student housing properties are considered occupied if we have a signed lease for the unit for the academic year and have not issued a refund for the unit even if the property is not physically occupied.

(2)Nashville Self Storage Portfolio is comprised of five self storage properties located in greater Nashville, Tennessee.

NAV and Distributions

We began determining our NAV per share on a monthly basis in January 2018. Since that time, our NAV per share increased from $9.78 in the beginning of 2018 to $10.48 as of June 30, 2023. As illustrated in the chart below, the NAV per share fell to a low of $9.71 as of April 30, 2020 driven primarily by the adverse impact on global commercial activity and volatility in financial markets caused by the Coronavirus pandemic, which affected the performance and value of our investment properties during that time. Further, despite a strong performance during the first half of 2022, our NAV per share fell from its peak in June 2022, primarily as a result of higher interest rates and volatility in the financial markets. Set forth below is additional historical information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).

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
The table below discloses the total returns for the classes of shares that are available for investment:

As of June 30, 2023
Shares Class (1)	1-Year	3-Year	5-Year	ITD
Class I Shares (2)	(1.70)%	8.80%	7.40%	7.75%
Class D Shares (2)	(1.95)%	8.53%	7.14%	7.48%
Class S Shares (No Sales Load) (3)	(2.54)%	7.83%	6.40%	6.74%
Class S Shares (With Sales Load) (4)	(5.95)%	6.57%	5.65%	6.06%
Class T Shares (No Sales Load) (3)	(2.68)%	7.73%	6.34%	6.69%
Class T Shares (With Sales Load) (4)	(6.09)%	6.47%	5.59%	6.00%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment:

As of June 30, 2023
Shares Class (1)	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	(1.70)%	8.80%	7.40%	8.24%
Class AX Shares (With Sales Load)	N/A	N/A	N/A	6.84%
Class TX Shares (No Sales Load)	(2.68)%	7.73%	6.34%	7.45%
Class TX Shares (With Sales Load)	N/A	N/A	N/A	6.66%
Class IX Shares (No Sales Load)	(1.95)%	8.53%	7.14%	7.42%
Class IX Shares (With Sales Load)	N/A	N/A	N/A	7.27%
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

Our portfolio was 32% levered based on the values of our real estate investments as of June 30, 2023, 32% as of December 31, 2022 and 33% as of June 30, 2022. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as determined to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions and redemptions. Interest rates rose dramatically throughout 2022 and 2023, increasing the weighted average interest rate on our total outstanding debt from 1.83% as of December 31, 2021 to 3.67% as of June 30, 2023 (including the effect of interest rate contracts). Approximately 95% of our total debt outstanding has fixed interest rates or has been fixed through the use of interest rate caps that are effective as of June 30, 2023, including the effect of an additional interest rate cap agreement entered into during August 2023 relating to our JPMorgan Credit Facility.

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

Cash flows from operating activities for the six months ended June 30, 2023 increased by $27.8 million compared to the same period in the prior year.

This increase in operating cash flow is primarily due to the following factors:
•We invested over $1.2 billion in additional investments in real estate during 2022 and 2023.
•We paid a performance participation allocation of $18.8 million to our Advisor during the first quarter of 2023, compared to $24.8 million paid out in the first quarter of 2022.
•We made cash payments for tenant inducements amounting to $17.3 million during the six months ended June 30, 2023, compared to $18.4 million during the six months ended June 30, 2022.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 and the six months ended June 30, 2022 were primarily due to the following:

Six months ended June 30, 2023
•Payments of $74.2 million, primarily related to the acquisition of EMME in June 2023.
•Capital expenditures of approximately $9.7 million at our investment properties.
•Payments of $27.2 million to purchase real estate-related securities. We also received proceeds of $28.5 million from the sales of these securities.
•Payments of $17.3 million to enter into new interest rate contracts.
•We received payments of $11.3 million from counterparties in relation to our positions in interest rate contracts.

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

Cash Flows from Financing Activities

Public Offerings

We raised gross proceeds of $192.7 million and $601.5 million from our public offerings during the six months ended June 30, 2023 and 2022, respectively, excluding proceeds from the distribution reinvestment plan. In addition, during the six months ended June 30, 2023 and 2022, we redeemed $114.8 million and $20.5 million in shares of our common stock pursuant to our share redemption program, respectively. Further, total redemptions for the three months ended June 30, 2023 represented approximately 2.58% of our NAV as of March 31, 2023, which is well below our 5% quarterly limitation.

In addition to the investing activities described previously, we use proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the six months ended June 30, 2023 and 2022, we made payments of $7.5 million and $8.6 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our public offerings. The change in these fees is generally attributable to the amount of offering proceeds raised, but is also impacted by variations in the amount of each share class sold during the year. During the six months ended June 30, 2023 and 2022, we reimbursed our Advisor $4.5 million and $4.0 million, respectively, for organization and offering costs.

Distributions

With the authorization of our board of directors, we declared distributions monthly from January 2019 through July 2023 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders during the six months ended June 30, 2023 and 2022 were $74.9 million and $51.2 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been, and may continue to be, paid at least partially from other sources, such as proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from the sales of assets and proceeds from our debt financings. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the six months ended June 30, 2023 and June 30, 2022, we funded 40% and 48% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings.

The following table outlines our total distributions declared to stockholders for each quarter during 2023 and 2022, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$18,131	48%	$14,087	48%
Reinvested in shares	19,929	52%	15,096	52%
Total	$38,060	100%	$29,183	100%
Sources of Distributions
Cash flows from operating activities	$14,844	39%	$772	3%
DRP (2)	19,929	52%	15,096	52%
Cash flows from other sources (3)	3,287	9%	13,315	45%
Total	$38,060	100%	$29,183	100%

	For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$35,883	48%	$25,978	48%
Reinvested in shares	39,543	52%	27,958	52%
Total	$75,426	100%	$53,936	100%
Sources of Distributions
Cash flows from operating activities	$6,335	8%	$—	—%
DRP (2)	39,543	52%	27,958	52%
Cash flows from other sources (3)	29,548	40%	25,978	48%
Total	$75,426	100%	$53,936	100%
(1)Includes distributions paid to noncontrolling interest holders, and is net of the ongoing distribution and stockholder servicing fees paid to the Dealer Manager with respect to Class T, Class S, Class D, Class TX and Class IX shares.
(2)Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan (“DRP”).
(3)Other sources may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings.

Debt Financings and Financing Obligations

As mentioned above under “—Financial Condition, Liquidity and Capital Resources,” our portfolio was approximately 32% leveraged as of June 30, 2023 (based on the most recent valuations of our real estate investments). Our total loan principal outstanding had a weighted average interest rate of 3.67% as of June 30, 2023. Below is additional information regarding our loan activity for the six months ended June 30, 2023 and 2022. See Note 4—Debt Financing for additional information regarding our outstanding debt and our interest rate exposure.

Six months ended June 30, 2023
•We received proceeds from notes payable of $215.5 million, which included $209.0 million in draws on our JPMorgan Credit Facility and $6.5 million relating to additional capacity from our refinancing of the secured mortgage debt on our UK Logistics portfolio.
•We made payments on notes payable of $209.4 million, which included $129.0 million in payments on our JPMorgan Credit Facility, $78.5 million to pay off the outstanding balance of our secured debt relating to Rookwood, and principal payments relating to our permanent mortgage financing.
•We received net proceeds of $51.3 million from our financing obligations related to our DST program.

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

Results of Operations

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

The table below includes information regarding changes in our results of operations for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in 2023 compared to 2022 as a result of additional capital raised and invested in real estate, as offset by recent property dispositions. All amounts are in thousands, except for percentages:

	Three Months Ended June 30,		Change
	2023	2022	$	%
Revenues:
Rental revenue	$73,219	$57,858	$15,361	27%
Other revenue	2,498	1,430	1,068	75%
Total revenues	75,717	59,288	16,429	28%
Expenses:
Property operating expenses	16,807	12,512	4,295	34%
Real property taxes	9,522	7,143	2,379	33%
Property management fees	2,186	1,742	444	25%
Depreciation and amortization	31,600	27,364	4,236	15%
Asset management fees	7,498	5,981	1,517	25%
Performance participation allocation	—	11,765	(11,765)	(100)%
General and administrative expenses	2,280	1,663	617	37%
Total expenses	69,893	68,170	1,723	3%
Other income (expenses):
Gain (loss) on derivative instruments	10,359	3,005	7,354	245%
Gain (loss) on investments in real estate-related securities	4,030	(17,532)	21,562	(123)%
Gain (loss) on sale of real estate	—	26	(26)	N/A *
Foreign currency gains (losses)	1,571	(1,875)	3,446	(184)%
Interest expense	(20,742)	(8,485)	(12,257)	144%
Other income and expenses	3,156	1,231	1,925	156%
Income (loss) before benefit (provision) for income taxes	4,198	(32,512)	36,710	(113)%
Benefit (provision) for income taxes	(688)	(551)	(137)	25%
Net income (loss)	$3,510	$(33,063)	$36,573	(111)%
* Not a meaningful percentage

Total revenues: The increase in total revenues is primarily the result of our significant acquisition activity. For example, from July 1, 2022 through June 30, 2023, we invested over $762.2 million in additional real estate investments. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
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
Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to the additional real estate investments acquired since June 30, 2022.

Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV per share. The increase in these fees is primarily due to the additional real estate investments made since June 30, 2022, partially offset by the decline in our NAV per share since June 30, 2022.
Performance participation allocation: The Advisor did not earn a performance participation allocation for the three months ended June 30, 2023, primarily due to the $0.16 decline in our NAV per share from March 31, 2023 to June 30, 2023. Please see “—NAV and Distributions” above for additional information concerning the change in NAV per share.
General and administrative expenses: General and administrative expenses increased primarily due to increased stockholder costs. We generally expect our general and administrative expenses to continue to increase as we continue raising capital from our offerings.
Gain (loss) on derivative instruments: We enter into interest rate contracts in order to limit our exposure to rising interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. Such gains during the three months ended June 30, 2023 and 2022 were primarily related to the position of our interest rate contracts as a result of rising interest rates during both periods, and include $7.0 million in related payments received from counterparties netted against other noncash changes in the values of the contracts from period to period.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. Interest and dividend income associated with such investments are recorded to other income and expenses, discussed below. The performance of traded real estate-related securities during the year ended December 31, 2022 was adversely impacted by concerns about inflation, rising interest rates and Russia’s invasion of Ukraine. The gains recorded during the three months ended June 30, 2023 were primarily due to some stock market recovery during the current period.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the three months ended June 30, 2023, these gains were primarily related to the effect of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased primarily due to increasing interest rates on our variable-rate loans, as well as additional indebtedness outstanding during the period resulting from additional real estate investments acquired since June 30, 2022. Interest expense recorded for the three months ended June 30, 2023 excludes $7.0 million earned in relation to payments from counterparties on effective interest rate contracts, which have been recorded to gain (loss) on derivative instruments. Additionally, interest expense recorded for the three months ended June 30, 2023 includes amortization of deferred financing costs of $1.0 million in connection with our borrowings as well as $1.7 million in interest expense related to our financing obligation in connection with our DST Program, compared to $1.0 million of amortization of deferred financing costs for the three months ended June 30, 2022.
Other income and expenses: Primarily relates to interest and dividend income associated with our investments in real estate-related securities. The increase is primarily due to additional investments in real estate-related securities made in the past twelve months. As of June 30, 2023, we had invested $137.0 million of cash into our securities portfolio, compared to $102.0 million as of June 30, 2022.
Benefit (provision) for income taxes: The increase in tax provision from $0.6 million to $0.7 million is primarily a result of changes in our net deferred tax assets and liabilities related to book-to-tax timing differences at our international subsidiaries.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the three months ended June 30, 2023 includes 33 properties.

The following table presents revenues for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, by reportable segment. In total, revenues increased by $16.4 million, resulting primarily from our significant acquisition activity, as described previously. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Three Months Ended June 30,		Change
	2023	2022	$		%
Revenues
Same-store properties
Office investments	$14,464	$12,777	$1,687	(1)	13%
Industrial investments	22,549	23,122	(573)	(2)	(2)%
Residential/Living investments	11,285	9,842	1,443	(3)	15%
Retail investments	7,131	6,925	206		3%
Other investments	5,458	5,476	(18)		—%
Total same-store properties	$60,887	$58,142	$2,745		5%
Recent acquisitions	14,830	1,146	13,684		N/A*
Disposed properties	—	—	—		N/A*
Total revenues	$75,717	$59,288	$16,429		28%
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
(3)The increase is primarily due to the completion of the two-year renovation project at Montrose Student Residences. The property resumed normal operations in time for the start of the 2022/2023 school year, for which it was fully leased. The property was 97% leased as of June 30, 2023. Additional increases in revenue relate to an increase in rental rates for new leases across our residential/living properties compared to the prior year.

The following table presents the property expenses of each reportable segment for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. In total, property expenses increased as a result of our significant acquisition activity, as previously described. See below for additional explanations of notable changes in same-store property expenses. All amounts are in thousands, except for percentages.

	Three Months Ended June 30,		Change
	2023	2022	$		%
Property expenses(1)
Same-store properties
Office investments	$5,239	$4,783	$456		10%
Industrial investments	8,065	7,910	155		2%
Residential/Living investments	4,905	4,282	623	(2)	15%
Retail investments	2,881	2,957	(76)		(3)%
Other investments	1,431	1,227	204		17%
Total same-store properties	$22,521	$21,159	$1,362		6%
Recent acquisitions	5,994	238	5,756		N/A*
Disposed properties	—	—	—		N/A*
Total property expenses	$28,515	$21,397	$7,118		33%
* Not a meaningful percentage

(1)Property expenses include property operating expenses, real property taxes and property management fees.
(2)The increase is primarily a result of increasing energy and utility costs at certain of our residential/living properties, as well as increased insurance costs and tax expenses.

The following table presents revenues in excess of property expenses for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022, by reportable segment. Total revenues in excess of property expenses increased primarily as a result of our significant recent acquisition activity, as previously described. See above for additional explanations of notable changes in same-store revenues in excess of expenses. All amounts below are in thousands, except for percentages.

	Three Months Ended June 30,		Change
	2023	2022	$		%
Revenues in excess of property expenses(1)
Same-store properties
Office investments	$9,225	$7,994	$1,231	(2)	15%
Industrial investments	14,484	15,212	(728)	(3)	(5)%
Residential/Living investments	6,380	5,560	820	(4)	15%
Retail investments	4,250	3,968	282		7%
Other investments	4,027	4,249	(222)		(5)%
Total same-store properties	$38,366	$36,983	$1,383		4%
Recent acquisitions	8,836	908	7,928		N/A*
Disposed properties	—	—	—		N/A*
Total revenues in excess of property expenses	$47,202	$37,891	$9,311		25%
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
(4)The increase is primarily due to the completion of the Montrose Student Residences renovation project as well as increased rental rates at our residential/living properties, partially offset by increased operating expenses at our domestic residential/living properties. Please refer to the tables above for further detail regarding these changes.

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

The table below includes information regarding changes in our results of operations for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, including explanations of significant changes and any significant or unusual activity. As described more completely below, most amounts increased in 2023 compared to 2022 as a result of additional capital raised and invested in real estate, as offset by property dispositions. All amounts are in thousands, except for percentages:

	Six Months Ended June 30,		Change
	2023	2022	$	%
Revenues:
Rental revenue	$146,781	$115,481	$31,300	27%
Other revenue	5,053	2,978	2,075	70%
Total revenues	151,834	118,459	33,375	28%
Expenses:
Property operating expenses	34,253	26,626	7,627	29%
Real property taxes	19,062	14,045	5,017	36%
Property management fees	4,286	3,500	786	22%
Depreciation and amortization	66,991	54,590	12,401	23%
Asset management fees	15,001	11,609	3,392	29%
Performance participation allocation	—	22,296	(22,296)	(100)%
General and administrative expenses	4,609	3,256	1,353	42%
Total expenses	144,202	135,922	8,280	6%
Other income (expenses):
Gain (loss) on derivative instruments	10,258	5,792	4,466	77%
Gain (loss) on investments in real estate-related securities	6,093	(20,126)	26,219	(130)%
Gain (loss) on sale of real estate	—	21,022	(21,022)	(100)%
Foreign currency gains (losses)	2,158	(3,469)	5,627	(162)%
Interest expense	(39,757)	(15,492)	(24,265)	157%
Other income and expenses	6,539	1,832	4,707	257%
Income (loss) before benefit (provision) for income taxes	(7,077)	(27,904)	20,827	(75)%
Benefit (provision) for income taxes	(529)	(2,272)	1,743	(77)%
Provision for income taxes related to sale of real estate	—	(1,731)	1,731	(100)%
Net income (loss)	$(7,606)	$(31,907)	$24,301	(76)%
* Not a meaningful percentage
Total revenues: The increase in total revenues is primarily the result of our significant acquisition activity. For example, from July 1, 2022 through June 30, 2023, we have invested over $762.2 million in additional real estate investments. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
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
Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to the additional real estate investments acquired since June 30, 2022, offset by dispositions of two real estate investments during 2022.

Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV. The increase in these fees is primarily due to the additional real estate investments made since June 30, 2022, partially offset by the decline in our NAV per share since June 30, 2022.
Performance participation allocation: The Advisor did not earn a performance participation allocation for the six months ended June 30, 2023, primarily due to the $0.41 decline in our NAV per share from December 31, 2022 to June 30, 2023. Please see “—NAV and Distributions” above for additional information concerning the change in NAV per share.
General and administrative expenses: General and administrative expenses increased primarily due to increased stockholder costs. We generally expect our general and administrative expenses to continue to increase as we continue raising capital from our offerings.
Gain (loss) on derivative instruments: We enter into interest rate contracts in order to limit our exposure to rising interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. Such gains during the six months ended June 30, 2023 and 2022 were primarily related to the position of our interest rate contracts as a result of rising interest rates during both periods, and include $12.7 million in related payments received from counterparties netted against other noncash changes in the values of the contracts from period to period.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. Interest and dividend income associated with such investments are recorded to other income and expenses, discussed below. The performance of traded real estate-related securities during the year ended December 31, 2022 was adversely impacted by concerns about inflation, rising interest rates and Russia’s invasion of Ukraine. The gains recorded during the six months ended June 30, 2023 were primarily due to some stock market recovery during the current period.
Gain (loss) on sale of real estate: We acquired Royal Mail in December 2019 for a contract purchase price of £25.4 million (approximately $33.4 million assuming a rate of $1.31 per GBP as of the acquisition date) and we sold Royal Mail in March 2022 for a contract sales price of £34.7 million (approximately $46.5 million assuming a rate of $1.34 per GBP as of the date of transaction), resulting in the recognition of a gain of $11.5 million related to this sale. Additionally, we acquired Venue Museum District in September 2018 for a contract purchase price of $72.9 million and we sold Venue Museum District in March 2022 for a contract price of $76.0 million, resulting in the recognition of a gain of $9.7 million related to this sale. We had no property dispositions during the six months ended June 30, 2023.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the six months ended June 30, 2023, these gains were primarily related to the effect of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased primarily due to increasing interest rates on our variable-rate loans, as well as additional indebtedness outstanding during the period resulting from additional real estate investments acquired since June 30, 2022. Interest expense recorded for the six months ended June 30, 2023 excludes $12.7 million earned in relation to payments from counterparties on effective interest rate contracts, which have been recorded to gain (loss) on derivative instruments. Additionally, interest expense recorded for the six months ended June 30, 2023 includes amortization of deferred financing costs of $2.1 million in connection with our borrowings as well as $3.3 million in interest expense related to our financing obligation in connection with our DST Program, compared to $1.9 million of amortization of deferred financing costs for the six months ended June 30, 2022.
Other income and expenses: Primarily relates to interest and dividend income associated with our investments in real estate-related securities. The increase is primarily due to additional investments in real estate-related securities made in the past twelve months. As of June 30, 2023, we had invested $137.0 million of cash into our securities portfolio, compared to $102.0 million as of June 30, 2022.
Benefit (provision) for income taxes: The decrease in tax provision from $2.3 million to $0.5 million is primarily a result of changes in our net deferred tax assets and liabilities related to book-to-tax timing differences at our international subsidiaries.
Provision for income taxes related to sale of real estate: We incurred $1.7 million in international jurisdiction income tax in 2022 as a result of the sale of Royal Mail during March 2022.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the six months ended June 30, 2023 includes 29 properties.

The following table presents revenues for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, by reportable segment. In total, revenues increased by $33.4 million, resulting primarily from our significant acquisition activity, as described previously, as offset by the disposition of two properties during 2022. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Six Months Ended June 30,		Change
	2023	2022	$		%
Revenues
Same-store properties
Office investments	$21,471	$18,254	$3,217	(1)	18%
Industrial investments	43,854	47,611	(3,757)	(2)	(8)%
Residential/Living investments	22,303	19,632	2,671	(3)	14%
Retail investments	14,131	13,624	507		4%
Other investments	9,533	9,113	420		5%
Total same-store properties	$111,292	$108,234	$3,058		3%
Recent acquisitions	40,542	8,642	31,900		N/A*
Disposed properties	—	1,583	(1,583)		(100)%
Total revenues	$151,834	$118,459	$33,375		28%
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
(3)The increase is primarily due to the completion of the two-year renovation project at Montrose Student Residences. The property resumed normal operations in time for the start of the 2022/2023 school year, for which it was fully leased. The property was 97% leased as of June 30, 2023. Additional increases in revenue relate to an increase in rental rates for new leases across our residential/living properties compared to the prior year.

The following table presents the property expenses of each reportable segment for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. In total, property expenses increased as a result of our significant acquisition activity, as previously described, as offset by the dispositions of two properties during 2022. See below for additional explanations of notable changes in same-store property expenses. All amounts are in thousands, except for percentages.

	Six Months Ended June 30,		Change
	2023	2022	$		%
Property expenses(1)
Same-store properties
Office investments	$7,872	$7,266	$606		8%
Industrial investments	16,086	16,201	(115)		(1)%
Residential/Living investments	9,989	8,482	1,507	(2)	18%
Retail investments	5,824	6,002	(178)		(3)%
Other investments	2,661	2,329	332		14%
Total same-store properties	$42,432	$40,280	$2,152		5%
Recent acquisitions	15,169	2,496	12,673		N/A*
Disposed properties	—	1,395	(1,395)		(100)%
Total property expenses	$57,601	$44,171	$13,430		30%
* Not a meaningful percentage

(1)Property expenses include property operating expenses, real property taxes and property management fees.
(2)The increase is primarily a result of increasing energy and utility costs at certain of our residential/living properties, as well as increased insurance costs and tax expenses.

The following table presents revenues in excess of property expenses for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022, by reportable segment. Total revenues in excess of property expenses increased primarily as a result of our significant recent acquisition activity, as previously described. See above for additional explanations of notable changes in same-store revenues in excess of expenses. All amounts below are in thousands, except for percentages.

	Six Months Ended June 30,		Change
	2023	2022	$		%
Revenues in excess of property expenses(1)
Same-store properties
Office investments	$13,599	$10,988	$2,611	(2)	24%
Industrial investments	27,768	31,410	(3,642)	(3)	(12)%
Residential/Living investments	12,314	11,150	1,164	(4)	10%
Retail investments	8,307	7,622	685		9%
Other investments	6,872	6,784	88		1%
Total same-store properties	$68,860	$67,954	$906		1%
Recent acquisitions	25,373	6,146	19,227		N/A*
Disposed properties	—	188	(188)		(100)%
Total revenues in excess of property expenses	$94,233	$74,288	$19,945		27%
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
(4)The increase is primarily due to the completion of the Montrose Student Residences renovation project as well as increased rental rates at our residential/living properties, partially offset by increased operating expenses at our domestic residential/living properties. Please refer to the tables above for further detail regarding these changes.

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the three and six months ended June 30, 2023 and 2022 and the period from inception through June 30, 2023 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 31, 2013 (date of inception) through June 30, 2023
	2023	2022	2023	2022
Net income (loss)	$3,510	$(33,063)	$(7,606)	$(31,907)	$(49,210)
Depreciation and amortization (1)	31,600	27,364	66,991	54,590	476,370
Gain on sale of real estate	—	(26)	—	(21,022)	(167,115)
Taxes related to sale of real estate	—	—	—	1,731	10,636
(Gain) loss on securities (2)	(4,030)	17,532	(6,093)	20,126	3,417
Adjustments for noncontrolling interests (3)	—	—	—	—	117
Funds From Operations attributable to common stockholders	$31,080	$11,807	$53,292	$23,518	$274,215
Basic and diluted income (loss) per common share	$0.01	$(0.17)	$(0.03)	$(0.17)	$(0.67)
Funds From Operations attributable to common stockholders per common share	$0.12	$0.06	$0.21	$0.13	$3.71
Weighted average shares outstanding	260,380	199,470	258,208	185,198	73,914

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•For the three and six months ended June 30, 2023, our Dealer Manager earned distribution and stockholder servicing fees of $2.7 million and $5.3 million, respectively, which are paid by Hines Global. For the three and six months ended June 30, 2022, our Dealer Manager earned distribution and stockholder servicing fees of $2.2 million and $4.1 million, respectively. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through June 30, 2023 were $34.4 million.
•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. We do not consider the performance participation allocation in evaluating our operating performance. For the three and six months ended June 30, 2023, we did not incur any performance participation allocation fees. For the three and six months ended June 30, 2022, we incurred $11.8 million and $22.3 million, respectively, in performance participation allocation fees. Total performance participation allocation fees incurred were $57.5 million from inception through June 30, 2023. Refer to Note 7—Related Party Transactions for more information on the performance participation allocation.

•For the three and six months ended June 30, 2023, we recorded noncash adjustments primarily related to amortization of out-of-market lease intangibles, lease incentives and deferred financing costs and straight-line rent adjustments, which increased net income (loss) by $1.1 million and $2.1 million, respectively. For the three and six months ended June 30, 2022, these adjustments increased net income (loss) by $4.0 million and $4.8 million, respectively. Total of such adjustments from inception through June 30, 2023 amounted to a net increase to net income (loss) of $32.3 million.
•We recorded adjustments related to derivative instruments and foreign currencies, which increased net income (loss) by approximately $4.8 million for the three months ended June 30, 2023 and reduced net income (loss) by approximately $0.3 million for the six months ended June 30, 2023. For the three and six months ended June 30, 2022, these adjustments resulted in an increase to net income (loss) by $1.2 million and $2.4 million, respectively. The total of such adjustments from inception through June 30, 2023 increased net income (loss) by $14.1 million.
As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from the sales of assets and proceeds from our debt financings to fund distributions to our stockholders. For example, for the six months ended June 30, 2023 and 2022, we funded 40% and 48% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings. We have not placed a cap on the amount of distributions that may be paid from any of these sources.
From inception through June 30, 2023, we declared $416.9 million of distributions to our stockholders, compared to our total aggregate FFO of $274.2 million and our total aggregate net loss of $49.2 million for that period. For the six months ended June 30, 2023, we declared $75.4 million of distributions to our stockholders compared to our total aggregate FFO of $53.3 million. For the six months ended June 30, 2022, we declared $53.9 million of distributions to our stockholders compared to our total aggregate FFO of $23.5 million.

Net Asset Value

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our NAV. Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at hinesglobalincometrust.com and is also available on our toll-free information line at (888) 220-6121. All parties engaged by us in the calculation of our NAV, including our Advisor, are subject to the oversight of our valuation committee. Generally, all of our real properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus Group U.S. Inc., or Altus, the independent valuation advisor we have engaged to prepare appraisal reviews and carry out a review of the calculation of the NAV for the Company. Altus reviewed the calculation of the new NAV per share of our common stock as of June 30, 2023, as set forth below.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of June 30, 2023 (the NAV per share is the same for each class of shares of our common stock):

June 30, 2023
Gross Amount
(in thousands, except per share amount)
Investments in real estate	$3,876,654
Investments in real estate-related securities	138,503
Cash, cash equivalents and restricted cash	133,414
Accounts receivable and other assets	76,206
Mortgage notes, term loans and revolving credit facilities	(1,325,377)
Accrued performance participation allocation	—
Payables and other liabilities	(163,864)
NAV	$2,735,536
Shares outstanding	261,116
NAV per common share outstanding	$10.48
The valuations of our real properties as of June 30, 2023 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type. However, the table below excludes assumptions related to properties acquired in the past 12 months since the acquisition cost of these properties will serve as their value for a period of up to one year following their acquisition, in accordance with our valuation policy.

	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Basis
Capitalization rate	6.46%	5.34%	6.47%	4.99%	6.28%	5.68%
Discount rate / internal rate of return (“IRR”)	7.21%	6.51%	7.42%	6.72%	7.21%	6.87%
Average holding period (years)	7.2	9.7	10.0	10.0	9.9	9.4

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Values
Capitalization rate (weighted-average)	0.25% decrease	2.94%	3.51%	2.12%	3.29%	2.56%	3.11%
	0.25% increase	(2.26)%	(3.58)%	(2.35)%	(3.13)%	(2.34)%	(2.96)%
Discount rate (weighted-average)	0.25% decrease	1.21%	2.06%	1.78%	1.92%	1.89%	1.81%
	0.25% increase	(2.61)%	(2.04)%	(2.13)%	(1.89)%	(1.83)%	(2.11)%

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of June 30, 2023:

June 30, 2023
Gross Amount
(in thousands)
Total stockholder’s equity	$2,039,100
Adjustments:
Accrued distribution and stockholder servicing fees and issuer costs (1)	66,126
Unrealized net appreciation of real estate investments and debt (2)	318,993
Accumulated depreciation and amortization (3)	281,664
Other adjustments (4)	29,653
Net asset value	$2,735,536
(1)     Our condensed consolidated balance sheet as of June 30, 2023 includes a liability of $63.3 million related to distribution and stockholder servicing fees payable to our Dealer Manager in future periods with respect to shares of its common stock. The NAV per share as of June 30, 2023 does not include any liability for distribution and stockholder servicing fees that may become payable after June 30, 2023, since these fees may not ultimately be paid in certain circumstances, including if Hines Global was liquidated or if there was a listing of our common stock. Additionally, the Advisor agreed to advance certain organization and offering costs on our behalf through December 31, 2018. Such costs are reimbursed to the Advisor on a pro-rata basis over the 60-month period that commenced on January 1, 2019. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For purposes of calculating NAV, such costs are recognized as a reduction to NAV as they are reimbursed ratably over 60 months.
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

Subsequent Events

I-70 Logistics Center

In July 2023, we entered into a purchase and sale agreement to purchase I-70 Logistics Center, an industrial property located in Etna, Ohio. The contract purchase price for I-70 Logistics Center is expected to be approximately $67.1 million, exclusive of transaction costs and closing prorations. We expect the closing of this acquisition to occur in August 2023, subject to a number of closing conditions. However, we can provide no assurance that this acquisition will close on the expected timeline or at all.

*****

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of June 30, 2023, we were exposed to the market risks described below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to invest in our real estate investment portfolio and operations. We use interest rate hedges in connection with our variable rate debt in order to limit our exposure to rising interest rates. We had $1.2 billion of variable-rate debt outstanding as of June 30, 2023. We have fixed the interest rates on $1.1 billion of our variable-rate debt outstanding through the use of interest rate caps that are effective as of June 30, 2023, including the effect of an additional interest rate cap agreement entered into during August 2023 relating to our JPMorgan Credit Facility. The remaining $70.2 million of our outstanding variable-rate debt is unhedged. If interest rates were to increase by 1%, we would incur an additional $0.7 million in interest expense on our debt. See Note 4—Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of June 30, 2023	Reduction in Net Income (Loss) for the Six months ended June 30, 2023
EUR	$20,588	$(400)
GBP	$13,915	$96

(1) Our real estate assets in Poland and the Czech Republic were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty or Czech koruna exposure upon disposition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of August 11, 2023, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

As of June 30, 2023, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2023, we did not sell or issue any equity securities that were not registered under the Securities Act.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
April 1, 2023 to April 30, 2023	1,934,901	$10.78	1,934,901	3,122,768
May 1, 2023 to May 31, 2023	2,468,903	$10.64	2,468,903	2,663,699
June 1, 2023 to June 30, 2023	2,241,202	$10.59	2,241,202	2,896,977
Total	6,645,006		6,645,006

(1)Amount provided represents the 2% Monthly Limitation which can be further limited by the 5% Quarterly Limitation. See the description of the share redemption program above for a description of the limitations on the number of shares that may be redeemed pursuant to the share redemption program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HINES GLOBAL INCOME TRUST, INC.

August 11, 2023	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer and
Chairman of the Board of Directors

August 11, 2023	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer