Form 10-K
period 2023-12-31
HINES GLOBAL INCOME TRUST, INC.
filed 2024-03-27
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of March 1, 2024, approximately 33.7 million shares of the registrant’s Class AX common stock, 77,097 shares of the registrant’s Class JX common stock, 56.5 million shares of the registrant’s Class T common stock, 29.3 million shares of the registrant’s Class S common stock, 35.7 million shares of the registrant’s Class D common stock and 105.8 million shares of the registrant’s Class I common stock were outstanding.

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

Our stockholders are cautioned not to place undue reliance on any forward-looking statement in this Annual Report on Form 10-K. All forward-looking statements are made as of the date of this Annual Report on Form 10-K, and the risk that actual results will differ materially from the expectations expressed in this Annual Report on Form 10-K may increase with the passage of time. In light of the significant uncertainties inherent in the forward-looking statements in this Annual Report on Form 10-K, the inclusion of such forward-looking statements should not be regarded as a representation by us or any other person that the objectives and plans set forth in this Annual Report on Form 10-K will be achieved. Please see Item 1A. “Risk Factors” for a discussion of some of the risks and uncertainties that could cause actual results to differ materially from those presented in certain forward-looking statements.

Summary Risk Factors

An investment in shares of our common stock involves significant risks. These risks are discussed more fully in Item 1A. “Risk Factors” herein. These risks include, among others, the following:

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

•Distributions have exceeded earnings. Some or all of our distributions have been paid, and may continue to be paid, from sources such as proceeds from our debt financings, proceeds from our public offerings, cash advances by our advisor, HGIT Advisors LP (the “Advisor”), cash resulting from a waiver or deferral of fees and/or proceeds from the sale of assets. We have not placed a cap on the amount of our distributions that may be paid from any of these sources. If we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and our stockholders’ overall return may be reduced.

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
We conduct most of our activities through, and most of our real estate investments are held directly or indirectly by, HGIT Properties, LP (formerly known as Hines Global REIT II Properties, LP) (the “Operating Partnership”), which was formed on July 31, 2013. As of December 31, 2023, we owned interests in 41 real estate properties. The properties contain, in the aggregate, 18.1 million square feet of leasable space. The properties represent investments in a variety of real estate classes and geographic markets. See Item 2. “Properties” for additional information regarding our real estate portfolio.

We have no employees. Our business is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines, under the terms and conditions of an advisory agreement between us, the Operating Partnership and the Advisor (the “Advisory Agreement”). As compensation for these services, we pay our Advisor asset management fees, a performance participation allocation, and fees for other services and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the Advisory Agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by, or for the benefit of, Jeffrey C. Hines, the Chairman of our board of directors and Chief Executive Officer. Mr. Hines and Laura Hines-Pierce, a board member who has temporarily resigned (See Item 11. “Executive Compensation” for additional information regarding the temporary resignation of Laura Hines-Pierce) are Co-Chief Executive Officers of Hines. Hines and its approximately 4,800 employees have over 65 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

Our Public Offerings

We raise capital for our investments through public offerings of our common stock. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014 and commenced our second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Second Offering”) in December 2017. As a result of the changing landscape in the non-traded REIT industry, the Second Offering reflected a restructuring (the “Restructuring”), that our board of directors believes is in the best interests of our stockholders. We launched our third public offering of up to $2.5 billion in shares of common stock on June 2, 2021 (the “Third Offering” or, the “Offering” or, collectively with the Initial Offering, and the Second Offering, the “Offerings”). It is our intention to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we intend to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. Through December 31, 2023, we have received aggregate gross offering proceeds of approximately $3.2 billion through our public offerings, including shares issued under our distribution reinvestment plan.

In addition to our Third Offering, in September 2022, through our Operating Partnership, we launched a program to raise capital through private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of December 31, 2023, we had raised net offering proceeds of $192.6 million through the DST Program. See Item 8. “Financial Statements and Supplementary Data — Note 5 — DST Program” for additional information.

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

We have invested in real estate-related securities and we may invest in debt investments for purposes of generating additional diversification and income as well as to provide additional liquidity for our share redemption program, cash management and other purposes. Real estate-related securities may include, but are not limited to, common or preferred stock of publicly-traded REITs or real estate operating companies, or REOCs, debt or bond securities of such companies, CMBS, U.S. government and agency securities, or other debt and equity securities of public or private real estate-related companies. To the extent that we invest in real estate-related debt, our primary investments may include, but are not limited to, originations of and participations in commercial mortgage loans secured by real estate, B-Notes, mezzanine loans and certain other types of debt-related investments that may help us reach our diversification, liquidity and other investment objectives. During the year ended December 31, 2023, we used and intend to continue to use Security Capital Research & Management Incorporated, who is not an affiliate of Hines, to source, underwrite and service our real estate-related securities and debt investments.

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

We may invest in real estate properties and other real estate investments directly by owning 100% of such investments or indirectly by owning less than 100% of such investments through co-ownership or joint-venture arrangements with third parties or with other Hines-affiliated entities. We intend to fund our future acquisitions and investments primarily with proceeds raised in our public offerings and the DST Program as well as with proceeds from debt financings.

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

Financing Strategy and Policies

We generally expect that our debt financing, including our pro rata share of the debt financing of entities in which we may invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Interest rates rose dramatically throughout 2022 and 2023, increasing the weighted average interest rate on our total outstanding debt from 1.83% as of December 31, 2021 to 3.51% as of December 31, 2022, and 3.55% as of December 31, 2023 (including the effect of interest rate contracts). However, we were able to decrease our leverage ratio from 42% as of December 31, 2021 to 32% as of December 31, 2022, and 33% as of December 31, 2023, using available proceeds from our Offering and from the DST Program. Additionally, we entered into interest rate contracts on our variable-rate debt to reduce our exposure to rising interest rates. Approximately 88% of our total debt outstanding as of December 31, 2023 has fixed interest rates or has been fixed through the use of interest rate caps. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as we determine to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors.

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

We have not generated and we may continue to be unable to generate sufficient cash flow from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the years ended December 31, 2023 and 2022, we funded 26% and 39% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings. For the year ended December 31, 2021, we fully funded our distributions from cash flows from operations and the proceeds from our distribution reinvestment plan.

For additional information regarding distributions declared and paid by us, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions History.”

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 2015. Our management believes that we operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for U.S. federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2023, 2022 and 2021 in the accompanying consolidated financial statements. From time to time, the Company records income tax expense comprising of foreign income taxes relating to the operation of its international properties and certain of its taxable REIT subsidiaries. The Company generally does not expect to have any uncertain tax positions or unrecognized tax benefits requiring disclosure.

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

We believe Hines’ extensive real estate experience and depth and breadth of its organization of approximately 4,800 employees located in 383 cities and 30 countries allows it to better identify investment opportunities for us. However, competition may increase our cost of acquisitions.

Tenants

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. For the year ended December 31, 2023, there were no tenants that individually represented more than 10% of our total rental revenue.

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

Geopolitical instability, including actual and potential shifts in U.S. foreign trade, economic and other policies, the rising trade tensions between the U.S. and China, military conflict, including the Russia/Ukraine conflict and the ongoing conflict in the Middle East, disruption caused by the impact of the Coronavirus or other pandemics, changing regulation, reduced alternatives or additional failures of significant financial institutions have increased economic uncertainty at a global level and our access to liquidity could be significantly impacted. Disruptions caused by these factors that occur in a single country are increasingly having a negative impact on regional and global markets. For example, the current ongoing conflicts between Russia and Ukraine and in the Middle East could adversely affect neighboring economies. While we have no direct real estate exposure to the countries involved in the conflicts, the effects of these military conflicts could result in adverse impacts to the Company. Specifically, the conflicts have created and may continue to result in market volatility, which could adversely affect the Company’s business, financial condition or results of operations. For example, in response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of these restrictive actions, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. In addition, we own investment properties in Europe, including, without limitation, two investment properties in Poland and one investment property in the Czech Republic, which may be at a heightened risk of being negatively impacted by the military conflict between Russia and Ukraine, given their proximity to Ukraine. In addition, Poland has seen the largest influx of Ukrainian refugees of all countries in Europe. The disruption caused by this conflict could negatively impact the businesses of our tenants, especially those whose businesses are adversely impacted by the significant sanctions imposed on Russia by the U.S. and other countries following Russia’s invasion of Ukraine, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries, as well as other policies.

The disruption caused by these conflicts, and any future regional conflicts, could result in increased volatility in financial markets and economies throughout the globe. Prolonged disruptions could result in us taking measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs could be arranged. Such measures could include deferring investments, reducing or eliminating the number of shares redeemed under our share redemption program and reducing or eliminating distributions we make to our stockholders.

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

Our board of directors adopted a delegation of authority policy and pursuant to such policy, our board of directors has delegated to certain of our officers and officers of our Advisor certain responsibilities with respect to certain acquisition, disposition, leasing, capital expenditure and borrowing decisions, which may result in our making riskier investments and which could adversely affect our results of operations, financial condition, NAV and cash flows.

Our board of directors has delegated the authority to execute certain transactions and make certain decisions on our behalf to a committee consisting of certain of our officers and officers of our Advisor. The committee has the authority to approve certain transactions, including acquisitions, dispositions and leases, as well as to make decisions with respect to capital expenditures and borrowings, in each case so long as such investments and decisions meet certain board-approved parameters (that include limitations regarding the dollar amount of the transactions, among others) and are consistent with the requirements of our charter. There can be no assurance that the committee will be successful in applying any strategy or discretionary approach to our investment activities pursuant to this delegation of authority. Our board of directors will review the investment decisions made pursuant to this delegation of authority periodically. The prior approval of our board of directors or a committee of our independent directors will be required as set forth in our charter (including for transactions with affiliates of the Advisor) or for transactions or decisions that are outside of the board-approved parameters placed on this delegation of authority. Transactions entered into and decisions made by the committee on our behalf may be costly, difficult or impossible to unwind if our board of directors later reviews them and determines that they should not have been entered into or made.

Yields on and safety of deposits may be lower if there are extensive declines in the financial markets.

Until we invest the proceeds of the Offering in investment properties and other real estate investments, we may hold those funds in investments, including money market funds, bank money market accounts and CDs or other accounts at third-party depository institutions. Unusual declines in the financial markets, similar to those experienced during the Great Recession, could result in a loss of some or all of these funds. In particular, money market funds may experience intense redemption pressure and have difficulty satisfying redemption requests. As a result, we may not be able to access the cash in our money market investments. In addition, yields from these investments may not be substantial.

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

    We have a substantial amount of indebtedness. In the event we do not repay or refinance such indebtedness, we could face substantial liquidity issues and might be required to issue equity securities or securities convertible into equity securities, or sell some of our assets to meet our debt payment obligations. In addition, if we are unable to obtain additional debt, our growth may be limited.

As of December 31, 2023, we had approximately $1.4 billion of outstanding indebtedness, which, upon final maturity, we will need to refinance or repay. See Note 6 — Debt Financing for a tabular presentation of our outstanding indebtedness. There can be no assurances we will be able to refinance our indebtedness (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt, or (3) at all.

Economic conditions and the credit markets have historically experienced, and may continue to experience, periods of volatility, uncertainty, or weakness that could impact the availability or cost of debt financing. We anticipate that we will use debt and equity financing for future acquisitions because REIT qualification requirements limit our ability to retain significant earnings. Consequently, if we cannot obtain debt on acceptable terms, our ability to acquire new investments and expand our operations may be adversely affected.

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

The past performance of other investment vehicles sponsored by Hines or its affiliates may not be indicative of our future results, and we may not be able to successfully operate our business and implement our investment strategy, which may be different in a number of respects from the operations previously conducted by Hines. In addition, Hines has limited experience in acquiring and operating certain types of real estate investments that we may acquire. For example, a significant amount of real estate investments that have been made by Hines’ other investment vehicles have consisted of acquisitions and development of office or industrial properties or land. Further, we have not acquired, but in the future may acquire hospitality properties, a type of real estate investment in which Hines has limited experience acquiring or operating. In the event we acquire such properties in which Hines has limited experience, we may need to use third parties to source or manage those investments. In addition, a significant portion of Hines’ other programs and investments involve development projects. Although we are able to invest in development projects, we do not anticipate that a significant portion of the proceeds from this offering will be invested in development projects. As a result of all of these factors, investors should not rely on the past performance of other investment vehicles sponsored by Hines and its affiliates to predict, or as an indication of, our future performance.

We have engaged a third party to source and manage our investments in real estate-related securities. We rely on the ability of this third party investment manager to implement our real estate-related securities investment strategy.

Although we primarily expect to invest in investment properties, to a lesser extent, we plan to invest in real estate related securities to provide a source of liquidity for our share redemption program, cash management and other purposes. We have engaged a third party investment manager to implement our real estate-related securities investment strategy. The investment manager has and will continue to have substantial discretion, subject to investment guidelines approved by our board of directors, including a majority of our independent directors, to make decisions related to the acquisition, management and disposition of real estate-related securities. Our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments in real estate-related securities. If the investment manager does not succeed in implementing the liquid investments portion of our investment strategy, our performance will suffer. If the investment manager is unable to successfully implement our real estate-related securities investment strategy, our results of operations may be adversely impacted and we may not have sufficient liquidity available under our share redemption program. In addition, even though we have the ability to terminate the investment manager on thirty days’ notice, it may be difficult to replace the investment manager.

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

Certain other investment vehicles sponsored by Hines have experienced adverse developments in the last decade. Hines Real Estate Investment Trust, Inc. (“Hines REIT”) sold shares of its common stock from 2004 to 2009 at various prices between $10.00 per share and $10.66 per share. Although Hines REIT re-opened its share redemption program with respect to ordinary redemption requests in April 2013, the program was suspended, except with respect to redemptions in connection with the death or disability of a stockholder, in December 2009. In addition, Hines REIT decreased its distribution rate in July 2010 and further decreased the rate in April 2013. Hines REIT completed its liquidation and dissolution in August 2018 and paid distributions of $7.59 per share to its stockholders, including liquidating distributions of $6.57 per share and special distributions of $1.01 per share. The special distributions were paid from July 2011 through April 2013 and were in addition to the regular operating distributions of up to $5.49 per share paid to Hines REIT’s stockholders between 2004 and 2016. The amount of regular operating distributions received by stockholders varied depending on when they invested and whether they held their shares continuously through 2016.

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

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Therefore, an investment in our common stock will be subject to greater risk to the extent that we lack a geographically diversified portfolio. As of December 31, 2023, we owned interests in 41 real estate investments and, based on our pro rata share of the estimated value of our real estate investments, 72% of them are located throughout the United States, 11% are located in The Netherlands, and 10% are located in the United Kingdom. Please see Item 2. “Properties” for additional information regarding our investments, including market concentration.

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in those industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on leased square footage of our commercial real estate properties, as of December 31, 2023, approximately 28% is leased to tenants in the transportation and warehousing industry, 15% is leased to tenants in the retail- online/catalog industry, and 5% is leased to tenants in the manufacturing industry. Please see Item 2. “Properties” for additional information regarding our investments, including industry concentration.

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

We expect that rental income from investment properties will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. For the year ended December 31, 2023, there were no tenants that individually represented more than 10% of our total rental revenue. The weakening of the financial condition or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations and our ability to pay distributions.

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

We face possible risks associated with the physical effects of climate change and compliance with laws and regulations aimed at reducing the impact of climate change and slowing or halting its progress.

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

In recent years, an increasing number of state and federal laws and regulations regarding climate change have been enacted or proposed and may continue to be enacted. These laws and regulations are generally intended to directly or indirectly reduce greenhouse gas emissions, conserve water or limit other potential climate change impacts. Although these laws and regulations have not had any known material impact on our operations, they could result in substantial costs, including compliance costs, which could adversely affect our results of operations. This is a particular concern in the western United States, where extensive climate change regulations have been enacted, and where we have business operations. We believe we are in compliance in all material respects with existing climate-related government regulations applicable to our business, and such compliance has not had a material impact on our business. However, given the rapidly changing nature of environmental laws and matters that may arise that are not currently known, we cannot predict our future exposure concerning such matters, and our future costs to achieve compliance or remedy potential violations could be significant.

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

We currently own three retail properties, and we may acquire additional retail properties in the future. Retail properties, like other properties, are subject to the risk that tenants may be unable to make their lease payments or may decline to extend a lease upon its expiration. A lease termination by a tenant that occupies a large area of a retail center (commonly referred to as an anchor tenant) could impact leases of other tenants. Other tenants may be entitled to modify the terms of their existing leases in the event of a lease termination by an anchor tenant, or the closure of the business of an anchor tenant that leaves its space vacant even if the anchor tenant continues to pay rent. Any such modifications or conditions could be unfavorable to us as the property owner and could decrease rents or expense recoveries. Additionally, major tenant closures may result in decreased customer traffic, which could lead to decreased sales at other stores. In the event of default by a tenant or anchor store, we may experience delays and costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with those parties.

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

Eight of the 41 properties currently in our portfolio as of December 31, 2023 are multi-family residential properties and we expect to acquire additional multi-family residential properties in the future. Substantially all of our multifamily community leases are and will continue to be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

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

We have investments in equity securities of other REITs and other real estate-related companies, which subjects us to certain risks including risks similar to the risks described herein with respect to an investment in our common stock.

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

As of December 31, 2023, 15 of our 41 properties were located outside the U.S. and the revenues generated from those properties were denominated in the local currency. This has from time to time negatively impacted our NAV and may continue to negatively impact our NAV in the future.

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

We owned a 99.99% general partner interest in the Operating Partnership as of December 31, 2023. Hines Global REIT II Associates Limited Partnership owns the remaining interest in the Operating Partnership, and the Advisor holds the Special OP Units in the Operating Partnership, which were issued as consideration for an obligation by Hines and its affiliates to perform future services in connection with our real estate operations. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

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

Our bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders with respect to our company, our directors, our officers or our employees (we note we currently have no employees). This choice of forum provision will not apply to claims under the Securities Act or the Exchange Act or state securities laws. Similarly, this choice of forum provision will not apply to actions arising out of, or in connection with, the sale of securities in, or the violation of the laws of, the states and other (non-federal) jurisdictions in which the Issuer’s shares are sold pursuant to the offering; provided that the inapplicability of this choice of forum provision to such actions will not cause this provision to be inapplicable to other types of claims, whether they are brought concurrently with or before or after actions arising out of, or in connection with, the sale of securities in, or the violation of the laws of, the states and other (non-

federal) jurisdictions in which the Issuer’s shares are sold pursuant to the offering. This choice of forum provision may limit a stockholder's ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with us or our directors, officers or employees, which may discourage meritorious claims from being asserted against us and our directors, officers and employees. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition or results of operations. We adopted this provision because we believe it makes it less likely that we will be forced to incur the expense of defending duplicative actions in multiple forums and less likely that plaintiffs' attorneys will be able to employ such litigation to coerce us into otherwise unjustified settlements, and we believe the risk of a court declining to enforce this provision is remote, as the Maryland General Corporation Law expressly authorizes the adoption of such provisions.

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

Holders of our common stock do not have preemptive rights to any shares issued by us in the future. With the authorization of our board of directors, we have in the past and may in the future declare special daily stock dividends, which may dilute the value of our shares. In addition, we may issue, without stockholder approval, preferred shares or a class or series of common shares with rights that could adversely affect the holders of our common shares. Upon the affirmative vote of a majority of our directors (including, in the case of preferred shares, a majority of our independent directors), our charter authorizes our board of directors (without any further action by our stockholders) to issue preferred shares or common shares in one or more classes or series, and to fix the voting rights (subject to certain limitations), liquidation preferences, distribution rates, conversion rights, redemption rights and terms, including sinking fund provisions, and certain other rights and preferences with respect to such classes or series of shares. If we ever create and issue preferred shares with a distribution preference over common shares, payment of any distribution preferences of outstanding preferred shares would reduce the amount of funds available for the payment of distributions on the common shares. In addition, we may cause the Operating Partnership to issue a substantial number of additional OP Units in connection with the exercise of a fair market value option ( the “FMV Option”) to purchase a property under the DST Program or otherwise, acquire properties, consummate a merger, business combination or another significant transaction. Further, holders of preferred shares are normally entitled to receive a preference payment in the event we liquidate, dissolve or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. We could also designate and issue shares in a class or series of common shares with similar rights. In addition, under certain circumstances, the issuance of preferred shares or a separate class or series of common shares may render more difficult or tend to discourage:

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

A foreign person disposing of a U.S. investment property interest, including shares of a U.S. corporation whose assets consist principally of U.S. investment property interests, is generally subject to tax under FIRPTA on the gain recognized on such disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” In addition, FIRPTA will apply if we make a distribution that is attributable to gain recognized by us on a disposition of a U.S. investment property interest, even if we are domestically controlled, except with respect to “qualified foreign pension plans.” A REIT is “domestically controlled” if less than 50% of the REIT’s capital stock, by value, has been owned, directly or indirectly, by persons who are not U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

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

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts or estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Instead, our ordinary dividends generally are taxed at the higher tax rates applicable to ordinary income, the current maximum rate of which is 37%. However, for taxable years prior to 2026, individual stockholders are generally allowed to deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations, which would reduce the maximum marginal effective tax rate for individuals on the receipt of such ordinary dividends to 29.6%.

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

We must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets in order to ensure our qualification as a REIT. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

Legislative or regulatory action could adversely affect us and/or our stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs. There can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are regularly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results. We cannot predict whether, when or to what extent any new U.S. federal tax laws, regulations, interpretations or rulings will impact the real estate investment industry or REITs. Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without your vote or the vote of our other stockholders.

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

Our cash flow from operations may be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source and we may choose to pay distributions when we do not have sufficient cash flow from operations to fund such distributions. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. For example, for the year ended December 31, 2023, we funded 26% of total distributions with cash flows from other sources, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings. When we pay distributions in excess of earnings and we use cash flows from financing activities, including offering proceeds and borrowings, to fund distributions, then we have less funds available for operations and for acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, may reduce our stockholders’ overall return and may result in the dilution of our stockholders’ investment. In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ interest in us. Furthermore, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

We have incurred net losses on a GAAP basis in the past and may continue to incur such losses in the future.

For the years ended December 31, 2023, 2022 and 2021, we have incurred net losses, on a GAAP basis, of $38.6 million, $48.1 million and $39.2 million, respectively. As a result, we had accumulated distributions in excess of earnings balances, on a GAAP basis, of approximately $573.3 million, $383.0 million and $212.0 million, respectively, as of December 31, 2023, 2022 and 2021. Our net losses and the related accumulated distributions in excess of earnings balances for these periods are primarily attributable to non-cash depreciation and amortization of our real estate investments. Therefore, we may continue to incur net losses and accumulated distributions in excess of earnings balances in the future.

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

Our Advisor may choose to receive our common shares or OP Units in lieu of certain fees or distributions. The holders of all OP Units will be entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holders of OP Units will reduce the cash available for distribution to us and to our stockholders. Furthermore, under certain circumstances the OP Units held by our Advisor are required to be repurchased, in cash at the holder’s election and there may not be sufficient cash to make such a repurchase payment; therefore, we may need to use cash from operations, borrowings, offering proceeds, or other sources to make the payment, which will reduce cash available for distribution to our stockholders or for investment in our operations. Redemptions of shares of our common stock and OP Units that were received by our Advisor in lieu of a cash asset management fee, or OP Units that were received in lieu of a cash performance participation interest are not subject to a 5% holding discount, but remain subject to monthly and quarterly volume limitations.

Our stockholders’ ability to have their shares redeemed is limited under our share redemption program, and if they are able to have their shares redeemed, it may be at a price that is less than the price they paid for the shares and the then-current market value of the shares.

Our share redemption program contains significant restrictions and limitations. For example, only stockholders who purchase their shares directly from us or who received their shares through a non-cash transaction, not in the secondary market, are eligible to participate, and if holders of shares do not hold their shares for a minimum of one year, then they will only be eligible for redemption at 95% of the transaction price that would otherwise apply. Although we have not done so to date, we may choose to redeem fewer shares than have been requested in any particular month to be redeemed under our share redemption program, or none at all, in our discretion at any time. We may redeem fewer shares than have been requested to be redeemed due to lack of readily available funds because of adverse market conditions beyond our control, the need to maintain liquidity for our operations or because we have determined that investing in investment properties or other illiquid investments is a better use of our capital than the redemption of our shares. In addition, the total amount of shares that may be redeemed under our share redemption program is limited, in any calendar month, to shares whose aggregate value (based on the transaction price per share on the date on the redemption) is 2% of our aggregate NAV as of the last calendar day of the previous month and during any calendar quarter whose aggregate value (based on the transaction price per share in effect when the redemption is effected) is up to 5% of our aggregate NAV as of the last calendar day of the prior calendar quarter.

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

The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, known contingencies, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the independent valuation advisor and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. In addition, our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to our Advisor and our Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value. Because the price our stockholders will pay for shares of our common stock in the Offering, and the price at which their shares may be redeemed by us pursuant to our share redemption program, are generally based on our NAV per share, stockholders may pay more than realizable value or receive less than realizable value for their investment.

In order to disclose a monthly NAV, we are reliant on the third parties that we engage for that purpose, in particular the independent valuation advisor and the appraisers that we hire to value and appraise our real estate portfolio.

In order to disclose a monthly NAV, our board of directors, including a majority of our independent directors, has adopted valuation procedures to be used in connection with the calculation of our NAV and will cause us to engage independent third parties such as the independent valuation advisor, to value our real estate portfolio on a monthly basis and to provide periodic appraisals with respect to our properties. Although our board of directors, with the assistance of our Advisor, oversees all of these parties and the reasonableness of their work product, our board of directors will not independently verify our NAV or the components thereof, such as the appraised values of our properties. Our management’s assessment of the market values of our properties may also differ from the appraised values of our properties as determined by the independent valuation advisor. If the parties engaged by us to assist in the determination of our monthly NAV are unable or unwilling to perform their obligations to us, our NAV could be inaccurate or unavailable, and we could decide to suspend the Offering and our share redemption program.

No rule or regulation requires that we calculate our NAV in a certain way, and our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures.

There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that stockholders pay particular attention to the specific methodologies and assumptions we use to calculate our NAV. Our board of directors, including a majority of our independent directors, has adopted valuation procedures to be used in connection with the calculation of our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, our board of directors, including a majority of our independent directors may, at any time, adopt changes to the valuation procedures. Such changes may have an adverse effect on our NAV and the price at which stockholders may sell shares to us under our share redemption program.

Our NAV is not subject to GAAP, is not independently audited and involves subjective judgments by the independent valuation advisor and other parties involved in valuing our assets and liabilities.

Our valuation procedures and our NAV are not subject to GAAP, and will not be subject to independent audit. Our NAV may differ from equity (net assets) reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. Additionally, we are dependent on the Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues) that may cause the value of a property to change materially and to promptly notify the independent valuation advisor so that the information may be reflected in our real estate portfolio valuation. In addition, the implementation and coordination of our valuation procedures include certain subjective judgments of the Advisor, such as whether the independent valuation advisor should be notified of events specific to our properties that could affect their valuations, as well as of the independent valuation advisor and other parties we engage, as to whether adjustments to asset and liability valuations are appropriate. Accordingly, investors must rely entirely on our board of directors to adopt appropriate valuation procedures and on the independent valuation advisor and other parties we engage in order to arrive at our NAV, which may not correspond to realizable value upon a sale of our assets.

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

Our valuation procedures generally provide that our Advisor will adjust an investment property’s valuation, as necessary, based on known events that have a material impact on the most recent value (adjustments for non-material events may also be made). We are dependent on our Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues, as well as positive events such as new lease agreements) that may cause the value of a property to change materially and to promptly notify the independent valuation advisor so that the information may be reflected in our real estate portfolio valuation. Events may transpire that, for a period of time, are unknown to us or the independent valuation advisor that may affect the value of a property, and until such information becomes known and is processed, the value of such asset may differ from the value used to determine our NAV. In addition, although we may have information that suggests a change in value of a property may have occurred, there may be a delay in the resulting change in value being reflected in our NAV until such information is appropriately reviewed, verified and processed. Where possible, adjustments generally are made based on events evidenced by proper final documentation. It is possible that an adjustment to the valuation of a property may occur prior to final documentation if the independent valuation advisor determines that events warrant adjustments to certain assumptions that materially affect value. However, to the extent that an event has not yet become final based on proper documentation, its impact on the value of the applicable property may not be reflected (or may be only partially reflected) in the calculation of our NAV.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 1C. CyberSecurity

We rely on Hines, our Sponsor, for the implementation of cybersecurity policies, standards and practices. Hines’ enterprise-wide cybersecurity policies, standards and practices follow recognized frameworks established by the National Institute of Standards and Technology and other applicable industry standards. Hines has robust cybersecurity systems and policies in place and generally approaches cybersecurity threats through a cross-functional, multilayered approach, which is described below.

Risk Management and Strategy

The Hines cybersecurity program focuses on the following areas:

•Vigilance: Hines’ cybersecurity threat operations function around the clock to identify, prevent and mitigate cybersecurity threats and respond to any incidents timely.

•Systems Safeguards: Hines deploys systems safeguards that are designed to protect our information systems from cybersecurity threats, including email filtering, website filtering, virus protection, disk drive encryption, multi-factor authentication, mobile device management, and robust network equipment, which are evaluated and improved through ongoing penetration tests and both internal and external audits.

•Collaboration: Hines utilizes collaboration mechanisms established with public and private entities, including intelligence and enforcement agencies, industry groups and third-party service providers, to identify, assess and respond to cybersecurity risks. These collaborative efforts include relationships with security operation center service and brand protection providers as well as cloud-based backup service providers.

•Third-Party Risk Management: Hines utilizes a risk-based approach to cybersecurity risks presented by third parties, including the systems of third parties that could adversely impact our business.

•Training: Hines provides periodic training for personnel regarding cybersecurity threats, such as cybersecurity awareness videos and phishing campaigns. Such training is adjusted to reflect the roles, responsibilities and information systems access of such personnel.

•Incident Response and Communication: Hines has formed an incident response team to address potential cybersecurity incidents. This team is composed of management personnel from Hines’ technology, operations, legal, risk management, internal audit and other key business functions and is responsible for informing Hines’ leadership, as necessary. The team also includes at least one of our officers to ensure that decisions regarding the disclosure and reporting of such incidents can be made by us in a timely manner, including communicating to our Board, if applicable.

Governance

Our Board oversees the implementation of Hines’ cybersecurity risk management program and receives periodic reports from Hines’ Chief Technology Officer (CTO) and Chief Information Security Officer (“CISO”) regarding the effectiveness of Hines’ cybersecurity risk management program. Additionally, our Board will receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds.

Hines’ CISO and CTO are principally responsible for overseeing the cybersecurity risk management program, in partnership with other Hines leaders. The CISO has more than 30 years’ experience in the IT industry, with over 20 years spent working with cybersecurity design and implementation, as well as infrastructure, audit, design, operation, and as the head of Hines’ IT security and compliance practice. The CTO previously served as both Director and Vice President of Information Technology at Hines and has led several Hines technology implementations and strategic developments of proprietary applications and infrastructure.

There have been no material cybersecurity threats or incidents nor are we aware of any cybersecurity risks reasonably likely to affect us, our business strategy, results of operations, or financial condition. However, future cybersecurity incidents could have a material impact on our business strategy, results of operations, or financial condition.

Item 2.  Properties

As of December 31, 2023, we owned 41 real estate investments. The following table provides additional information regarding each of these properties, including DST properties, and is presented as of December 31, 2023.

Property (1)	Location	Date Acquired	Leasable Square Feet		Percent Leased
Office Investments
Cottonwood Corporate Center	Salt Lake City, Utah	7/2016	484,208		85%
1015 Half Street	Washington D.C.	5/2021	396,335		98%
Waypoint	Torrance, California	12/2021	146,478		93%
Liberty Station	San Diego, California	1/2022	187,230		93%
1315 N. North Branch	Chicago, Illinois	2/2022	108,267		100%
200 Park Place (2)	Houston, Texas	7/2022	206,943		100%
IBM 500 Campus	Durham, North Carolina	12/2023	773,885		100%
Total Office			2,303,346		95%

Industrial Investments
Domestic Industrial
Advanced Manufacturing Portfolio	Santa Clara, California	8/2020	419,256		100%
6000 Schertz Parkway	Schertz, Texas	12/2020	1,262,294		100%
900 Patrol Road	Jeffersonville, Indiana	5/2021	1,015,740		100%
Miramar Activity Business Center	Miramar, California	6/2021	163,764		89%
I-70 Logistics Center	Columbus, Ohio	8/2023	697,829		100%
Total Domestic Industrial			3,558,883		99%

Central Europe Industrial
Fresh Park Venlo	Venlo, Netherlands	10/2018	3,061,580		91%
Maintal Logistics	Frankfurt, Germany	12/2018	394,975		60%
ABC Westland	The Hague, Netherlands	5/2019	1,582,025		93%
Gdańsk PL II	Gdańsk, Poland	9/2019	346,996		100%
Łódź Urban Logistics	Łódź, Poland	9/2019	389,229		100%
Madrid Airport Complex (3)	Madrid, Spain	6/2020	467,014	(3)	100%	(3)
Eastgate Park	Prague, Czech Republic	10/2021	420,888		99%
Total Central Europe Industrial			6,662,707		92%

U.K. Industrial
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	11/2019	145,452		100%
DSG Bristol	Bristol, United Kingdom	11/2019	269,089		100%
Wakefield Logistics	Wakefield, United Kingdom	7/2020	207,115		100%
5100 Cross Point	Coventry, United Kingdom	12/2020	146,652		100%
Central City Coventry	Coventry, United Kingdom	3/2022	399,124		100%
Total U.K. Industrial			1,167,432		100%
Total Industrial			11,389,022		95%

Residential/Living Investments
Domestic Residential/Living
The Alloy (4)	College Park, Maryland	11/2019	230,362		88%
The Emerson (2)(5)	Centreville, Virginia	1/2020	328,341		97%
Center Place (6)	Providence, Rhode Island	12/2021	242,261		95%
Gables Station (7)	Miami, Florida	8/2022	612,527		98%
EMME (2)(8)	Chicago, Illinois	6/2023	134,908		94%
Total Domestic Residential/Living			1,548,399		95%

Property (1)	Location	Date Acquired	Leasable Square Feet	Percent Leased

International Residential/Living
Montrose Student Residences (9)	Dublin, Ireland	3/2017	51,649	100%
Queen’s Court Student Residences (10)	Reading, United Kingdom	10/2017	105,895	100%
Glasgow West End (11)	Glasgow, United Kingdom	9/2019	232,428	94%
Total International Residential/Living			389,972	96%
Total Residential/Living			1,938,371	96%

Retail Investments
Rookwood	Cincinnati, Ohio	1/2017	594,418	98%
Promenade Shops at Briargate	Colorado Springs, Colorado	9/2019	239,026	97%
Waverly Place	Cary, North Carolina	6/2022	207,799	93%
Total Retail			1,041,243	97%

Other Investments (12)
5301 Patrick Henry	Santa Clara, California	2/2021	129,199	100%
Bradley Business Center	Chicago, Illinois	11/2021	467,410	98%
WGN Studios	Chicago, Illinois	11/2021	131,515	100%
Burbank Media Studios	Burbank, California	2/2022	85,285	100%
Wells Fargo Center	Hillsboro, Oregon	4/2022	212,363	100%
Nashville Self Storage Portfolio (13)	Nashville, Tennessee	7/2022	354,537	83%
Total Other			1,380,309	95%

Total for All Investments			18,052,291	95%
(1)On December 31, 2023, we effectively owned a 99.99% interest in the 41 properties acquired prior to December 31, 2023 through our ownership interest in the Operating Partnership as its sole general partner. Hines Global REIT II Associates Limited Partnership (“HALP II”), an affiliate of Hines, owned the remaining 0.01% interest in the Operating Partnership.
(2)Held through our DST Program as of December 31, 2023. See Item 8. “Note 5 — DST Program” for additional information.
(3)In January 2024, we commenced the redevelopment of the Madrid Airport Complex following the expiration of the tenant’s lease on December 31, 2023. The new project will consist of a three building, 700,000 square foot Class-A logistics park. The new park will be re-branded as Nexus Barajas and provide future tenants a superior last mile distribution location and is expected to be completed in 2025.
(4)The Alloy consists of 275 units with an average effective monthly rental rate of $2,395 per unit as of December 31, 2023.
(5)The Emerson consists of 355 units with an average effective monthly rental rate of $2,189 per unit as of December 31, 2023.
(6)Center Place consists of 223 units with an average effective monthly rental rate of $3,557 per unit as of December 31, 2023.
(7)Gables Station consists of 495 units with an average effective monthly rental rate of $3,813 per unit as of December 31, 2023.
(8)EMME consists of 199 units with an average effective monthly rental rate of $3,265 per unit as of December 31, 2023.
(9)Montrose Student Residences consists of 213 beds with an average effective weekly rental rate of €320 (approximately $333 assuming a rate of $1.10 per EUR as of December 31, 2023) per bed.
(10)The Queen’s Court Student Residences consists of 395 beds with an average effective weekly rental rate of £227 (approximately $289 assuming a rate of $1.28 per GBP as of December 31, 2023) per bed.
(11)Glasgow West End consists of 607 beds with an average effective weekly rental rate of £302 (approximately $384 assuming a rate of $1.28 per GBP as of December 31, 2023) per bed.

(12)Includes properties that do not meet any of the other asset categories. As of December 31, 2023, these properties include a manufacturing research and design campus, a local TV network studio, a studio building, a self-storage portfolio, and mixed-use facilities.
(13)Nashville Self Storage Portfolio is comprised of five self storage properties located in greater Nashville, Tennessee.

Recent Acquisitions of Investment Property

In June 2023, the Company acquired EMME, a multifamily asset located in Chicago, Illinois. The contract purchase price was $72.6 million, exclusive of transaction costs and closing prorations.

In August 2023, the Company acquired I-70 Logistics Center, an industrial property located in Columbus, Ohio. The contract purchase price was $67.1 million, exclusive of transaction costs and closing prorations.

In December 2023, the Company acquired IBM 500 Campus, an office property located in Durham, North Carolina. The contract purchase price was $66.0 million, exclusive of transaction costs and closing prorations.

In addition to the acquisitions above, the Company acquired Diridon West in January 2024, a multifamily asset located in San Jose, California. The contract purchase price was $117.5 million, exclusive of transaction costs and closing prorations.

Investment Type

Our portfolio is comprised of investments in a variety of real estate asset classes. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of December 31, 2023 (the “Estimated Values”), which are consistent with the values used to determine our NAV per share as of that date.

Lease Expirations

The following table lists the scheduled lease expirations and related expiring base rents of our commercial properties for each of the years ending December 31, 2024 through December 31, 2033 and the period thereafter for the commercial properties we owned as of December 31, 2023. It does not include the effect of our residential/living or student housing properties due to the short term nature of these leases. The table also shows the approximate leasable square feet represented by the applicable lease expirations.

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases (in thousands)	Percent of Total Annual Base Rental Income
2024	69	468,128	3.2%	$12,094	6.0%
2025	81	1,644,437	11.1%	$24,147	11.9%
2026	72	1,250,480	8.5%	$15,885	7.8%
2027	42	1,756,580	11.9%	$16,542	8.2%
2028	54	4,175,096	28.3%	$38,052	18.8%
2029	43	848,561	5.8%	$18,079	8.9%
2030	36	2,377,193	16.1%	$22,232	11.0%
2031	19	694,662	4.7%	$12,844	6.3%
2032	20	321,486	2.2%	$7,006	3.5%
2033	23	598,174	4.1%	$13,514	6.7%
Thereafter	510	620,010	4.1%	$22,415	11.0%

Market Concentration
The following charts depict the location of our real estate investments as of December 31, 2023. Approximately 72% of our portfolio is located throughout the United States and approximately 28% is located internationally (based on our pro rata share of the Estimated Value of each of the real estate investments).

Industry Concentration

The following chart provides a summary of the industry concentration of the tenants in our commercial properties based on their leased square footage as of December 31, 2023:

*Other is made up of industries which individually comprise less than 3% of our portfolio and includes: Healthcare, Electronics/Computer, Finance and Insurance, Government, Arts, Entertainment, and Recreation, Information, Administrative and Support Services, Oil and Gas, Hospitality, Utilities, Education Services and Construction.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of March 27, 2024, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The table below discloses each class of shares of our common stock outstanding as of December 31, 2023, which were in the aggregate held by a total of 39,116 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.

	Class T	Class S	Class D	Class I	Class AX	Class JX
Shares outstanding	60,538	28,963	35,492	101,784	34,153	76

On January 17, 2024, we announced a new net asset value (“NAV”) per share of our common stock of $10.07 as of December 31, 2023. The NAV was determined by us and our Advisor and was approved by our valuation committee and the board of directors. The new NAV per share was determined in accordance with our valuation policy in effect prior to the Restructuring and utilizing guidelines established by the Investment Program Association Practice Guideline 2013-01 — “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013.

Shares in our Offering are offered at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The “transaction price” generally will be equal to the most recently determined NAV per share as of the end of the prior month. We began determining an NAV per share on a monthly basis as of the end of January 2018. However, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. Subsequent to December 31, 2023, we have determined NAVs per share as of January 31, 2024 and February 29, 2024 of $10.02 per share and $10.02 per share, respectively. For additional information regarding the valuation methodologies and assumptions used to determine our NAV as of January 31, 2024 and February 29, 2024, please refer to our Current Reports on Form 8-K filed on February 14, 2024 and March 15, 2024, respectively, with the SEC. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — NAV History” for additional information regarding changes in our NAV.

The below information describes the valuation methodologies, assumptions and limitations used in determining our NAV as of December 31, 2023. We cannot assure you that this NAV per share, or the method used to establish it, complies with the ERISA or IRS requirements.

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our NAV. Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at www.hinesglobalincometrust.com and is also available on our toll-free information line at (888) 220-6121. See our Valuation Policy and Procedures incorporated by reference into this Annual Report on Form 10-K for a more detailed description of our valuation procedures, including important disclosure regarding interim investment property valuations provided by our Advisor and reviewed by Altus Group U.S., Inc., or Altus. Altus is the independent valuation advisor we have engaged to prepare appraisal reviews and carry out a review of the calculation of the NAV per share for each class of shares of our common stock. All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our valuation committee. Generally, all of our investment properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus. Altus reviewed the calculation of the new NAV per share of our common stock as of December 31, 2023, as set forth below. Additionally, although not required by our valuation policy, our valuation committee and our board of directors have approved the NAV per share as of December 31, 2023, as calculated by us and our Advisor.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of December 31, 2023 (the NAV per share is the same for each class of shares of our common stock):

December 31, 2023
Gross Amount
(in thousands)
Investments in real estate	$3,986,389
Investments in real estate-related securities	145,307
Cash, cash equivalents and restricted cash	113,773
Accounts receivable and other assets	55,786
Mortgage notes, term loans and revolving credit facilities	(1,378,854)
Accrued performance participation allocation	—
Payables and other liabilities	(294,291)
NAV	$2,628,110
Shares outstanding	261,006
NAV per common share outstanding	$10.07

The valuations of our investment properties as of December 31, 2023 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type. However, the table below excludes assumptions related to properties acquired in the past 12 months and are being carried at their purchase price. In accordance with our valuation policy, the acquisition cost of these properties may serve as their value for a period of up to one year following their acquisition.

	Office	Industrial	Retail	Residential / Living	Other	Weighted-Average Basis
Exit capitalization rate	6.57%	5.42%	6.53%	5.38%	6.24%	5.80%
Discount rate / internal rate of return (“IRR”)	7.36%	6.94%	7.54%	6.70%	7.12%	7.02%
Average holding period (years)	7.9	9.7	10.0	10.0	9.9	9.5

A change in the rates used would impact the calculation of the value of our investment properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our investment properties:

Input	Hypothetical Change	Office	Industrial	Retail	Residential / Living	Other	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	3.03%	2.49%	2.20%	3.02%	2.32%	2.69%
	0.25% increase	(2.01)%	(2.26)%	(2.02)%	(2.70)%	(2.12)%	(2.31)%
Discount rate (weighted-average)	0.25% decrease	2.20%	2.66%	1.80%	1.99%	1.95%	2.23%
	0.25% increase	(1.68)%	(2.80)%	(1.74)%	(1.78)%	(1.90)%	(2.12)%

The following table reconciles stockholders’ equity and noncontrolling interests per our consolidated balance sheet to our NAV as of December 31, 2023:

December 31, 2023
Gross Amount
(in thousands)
Total stockholder’s equity	$1,965,729
Adjustments:
Accrued distribution and stockholder servicing fees and issuer costs (1)	59,953
Unrealized net appreciation of real estate investments and debt (2)	281,731
Accumulated depreciation and amortization (3)	340,064
Other adjustments (4)	(19,367)
Net asset value	$2,628,110
(1)     Our consolidated balance sheet as of December 31, 2023 includes a liability of $59.1 million related to distribution and stockholder servicing fees payable to our Dealer Manager in future periods with respect to shares of its common stock. The NAV per share as of December 31, 2023 does not include any liability for distribution and stockholder servicing fees that may become payable after December 31, 2023, since these fees may not ultimately be paid in certain circumstances, including if Hines Global was liquidated or if there was a listing of our common stock.
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

Limitations of NAV Per Share

As with any valuation methodology, the methodology used to determine the NAV per share was based upon a number of assumptions, estimates and judgments that may not be accurate or complete. Further, different parties using different property-specific and general real estate and capital market assumptions, estimates, judgments and standards could derive an estimated NAV per share that could be significantly different from the NAV per share. The NAV per share is not intended to represent the fair value of our assets less liabilities in accordance with U.S. generally accepted accounting principles, and such estimated NAV per share is not a representation, warranty or guarantee that (i) a stockholder would be able to realize the NAV per share if such stockholder attempts to sell his or her shares; (ii) a stockholder would ultimately realize distributions per share equal to the NAV per share upon our liquidation or sale; (iii) shares of our common stock would trade at the NAV per share on a national securities exchange; (iv) a third party would offer the NAV per share in an arm’s-length transaction to purchase all or substantially all of our shares of common stock; or (v) the methodologies used to determine the NAV per share would be acceptable to the Financial Industry Regulatory Authority (“FINRA”). In addition, we can make no claim as to whether the NAV per share will or will not satisfy the applicable annual valuation requirements under ERISA and the Code with respect to employee benefit plans subject to ERISA and other retirement plans or accounts subject to Section 4975 of the Code that are investing in shares of our common stock.

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

Prior Engagement of Independent Valuation Advisors

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

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2019 through March 31, 2024 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class, less any applicable distribution and stockholder servicing fees. Distributions are declared on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the Company’s distribution reinvestment plan were reinvested in shares of the same class as the shares on which the distributions were made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The table below outlines the net cash distributions declared for each class of shares for the years ended December 31, 2023, 2022 and 2021. The net distributions presented below are representative of the gross distribution rate declared by our board of directors less any applicable ongoing distribution and stockholder servicing fees. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distribution History” for additional information regarding our distributions.

	Year Ended December 31,
	2023		2022		2021
Distributions declared per Class AX share, net	$0.63		$0.63		$0.63
Distributions declared per Class TX share, net	$0.26	(1)	$0.51		$0.52
Distributions declared per Class IX share, net	$0.45	(2)	$0.60		$0.60
Distributions declared per Class JX share, net	$0.63		$0.31	(3)	$—
Distributions declared per Class T share, net	$0.52		$0.51		$0.52
Distributions declared per Class S share, net	$0.54		$0.53		$0.53
Distributions declared per Class D share, net	$0.60		$0.60		$0.60
Distributions declared per Class I share, net	$0.63		$0.63		$0.63
(1)     There were no Class TX shares outstanding as of June 30, 2023, as all previously issued and outstanding shares were redeemed or converted to Class AX shares prior to that date. As a result, no distributions were declared on Class TX shares after June 30, 2023.
(2)    There were no Class IX shares outstanding as of September 30, 2023, as all previously issued and outstanding shares were redeemed or converted to Class JX shares prior to that date. As a result, no distributions were declared on Class IX shares after September 30, 2023.
(3)    Distributions were first declared for Class JX shares of our common stock in July 2022, which is when the first shares of Class JX were issued and outstanding. Net distributions for Class JX shares of our common stock are declared at a rate of $0.05208 per month per share.

We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the years ended December 31, 2023 and 2022, we funded 26% and 39% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings. For the year ended December 31, 2021, we fully funded our distributions from cash flows from operations and the proceeds from our distribution reinvestment plan.

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

The following table outlines the taxability of our distributions paid during the years ended December 31, 2023 and 2022 as a percentage of total distributions. The taxability of the distributions may not be indicative of taxability in future periods.

	Ordinary Income	Capital Gains	Return of Capital
Year ended December 31, 2023	—%	—%	100%
Year ended December 31, 2022	—%	—%	100%

Recent Sales of Unregistered Securities

On October 2, 2023, 7,225.434 restricted common shares were granted to each of our independent directors, Messrs. Humberto “Burt” Cabañas, Dougal A. Cameron, John O. Niemann, Jr and Dr. Ruth J. Simmons. The restricted shares were issued without registration under the Securities Act, in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act. On October 20, 2023, Humberto “Burt” Cabañas gave notice of his resignation from our board of directors and from each committee of the board, effective as of November 1, 2023, and as a result his award was rescinded on October 31, 2023.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
October 1, 2023 to October 31, 2023	1,581,705	$10.38	1,581,705	3,488,750
November 1, 2023 to November 30, 2023	1,914,712	$10.19	1,914,712	3,213,581
December 1, 2023 to December 31, 2023	1,976,192	$10.14	1,976,192	3,227,323
Total	5,472,609		5,472,609
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

This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

We raise capital for our investments through public offerings of our common stock. We commenced our initial public offering of up to $2.5 billion in shares of our common stock (the “Initial Offering”) in August 2014 and commenced our second public offering of up to $2.5 billion in shares of common stock including $500.0 million of shares offered under our distribution reinvestment plan (the “Second Offering”) in December 2017. Our Second Offering reflected a restructuring (the “Restructuring”) that our board of directors believes is in the best interests of our stockholders. We launched our third public offering (the “Third Offering” and, together with the Second Offering, the “Follow-on Offerings”) of up to $2.5 billion in shares of common stock on June 2, 2021. As of December 31, 2023, we had received aggregate gross offering proceeds of $3.2 billion from the sale of 303.1 million shares through our public offerings, including shares issued pursuant to our distribution reinvestment plan. We, through our Operating Partnership, launched our DST program in September 2022, through which we may raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of December 31, 2023, we held three properties through the DST Program, and have raised net offering proceeds of $192.6 million through the DST Program offerings.

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. We acquired three investments in real estate assets during the year ended December 31, 2023 for a total net purchase price of $206.4 million, using proceeds from our public offerings and proceeds from debt financing. As of December 31, 2023, we owned interests in 41 real estate investments consisting of 18.1 million square feet of leasable space that were 95% leased. See Item 2. “Properties” for additional information regarding our real estate investments.

Summary of 2023 Activities

Presented below are highlights of our activities during the year ended December 31, 2023:
Capital Raising and Performance
•For the year ended December 31, 2023 we raised $378.3 million of gross proceeds from the sale of common stock through our Offerings, including shares issued pursuant to our distribution reinvestment plan. Additionally, we raised net offering proceeds of $179.0 million through the DST Program.
•For the year ended December 31, 2023 we declared distributions of $151.7 million. Our gross annualized distribution rate has remained at $0.625 per share since January 2019.
•For the year ended December 31, 2023 we redeemed $261.3 million in shares of our common stock pursuant to our share redemption program.

•2023 was characterized by muted transaction volumes, challenging macroeconomic conditions and elevated interest rates. Despite this environment, Hines Global maintained its stable annualized distribution rate of $0.625 for the year ended December 31, 2023. We had a total return of (1.83)% for Class I shares for the year ended December 31, 2023, compared to a total return of 6.86% for Class I shares for the year ended December 31, 2022. The return in the current period is due to a decline in our net asset value (“NAV”), which primarily resulted from rising interest rates and cap rates. Total return is calculated as the change in our NAV per share during the respective period, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares. Refer to “Performance Summary of Share Classes” below for a more comprehensive summary of the performance of all our share classes.
Investments and Financing Activities
•We acquired three additional real estate investments during the year ended December 31, 2023. These acquisitions comprise 1.6 million square feet for an aggregate net purchase price of $206.4 million. See Item 2. “Properties—Recent Acquisitions of Investment Property” for additional information regarding our acquisitions during the year ended December 31, 2023.
•Interest rates rose dramatically throughout 2022 and 2023, increasing the weighted average interest rate on our total outstanding debt from 1.83% as of December 31, 2021 to 3.55% as of December 31, 2023 (including the effect of interest rate contracts). Approximately 88% of our total debt outstanding as of December 31, 2023 has fixed interest rates or has been fixed through the use of interest rate caps. Additionally, our portfolio was 33% levered based on the values of our real estate investments as of December 31, 2023, 32% as of December 31, 2022 and 42% as of December 31, 2021.

NAV History

We began determining a net asset value (“NAV”) per share on a monthly basis in January 2018. As noted in the chart below, the NAV increased throughout 2018 and 2019, but fell to a low of $9.71 as of April 30, 2020 driven primarily by the adverse impact on global commercial activity and volatility in financial markets caused by the Coronavirus pandemic, which affected the performance and value of our investment properties during that time. Further, despite a strong performance during 2021 and the first half of 2022, our NAV per share fell from its peak in June 2022, primarily as a result of higher interest rates and challenging macroeconomic conditions. Set forth below is additional historical information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).

1.Please see Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” as well as our Current Reports on Form 8-K for additional information concerning the methodology used to determine, and the limitations of, the NAV per share.
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

Performance Summary

The tables presented below disclose the total returns for each of our share classes. The total returns shown reflect the percent change in the NAV per share from the beginning of the applicable period, plus the amount of any distribution per share declared during the period. The total returns shown are calculated assuming reinvestment of distributions pursuant to our distribution reinvestment plan, are derived from unaudited financial information, and are net of all Hines Global expenses, including general and administrative expenses, transaction-related expenses, management fees, the performance participation allocation, and share class specific fees, but exclude the impact of early redemption deductions on the redemption of shares that have been outstanding for less than one year. Total returns may be lower for some periods if calculated assuming that distributions were not reinvested. The returns have been prepared using unaudited data and valuations of the underlying investments in our portfolio, which are estimates of fair value and form the basis for our NAV per share. Valuations based upon unaudited reports from the underlying investments may be subject to later adjustments, may not correspond to realized value and may not accurately reflect the price at which assets could be liquidated. Past performance is not a guarantee of future results. Actual returns realized by individual stockholders will vary.
The table below discloses the total returns for the classes of shares that are available for investment:

As of December 31, 2023
Shares Class (1)	1-Year	3-Year	5-Year	ITD
Class I Shares (2)	(1.83)%	5.89%	6.15%	6.91%
Class D Shares (2)	(2.08)%	5.62%	5.88%	6.65%
Class S Shares (No Sales Load) (3)	(2.67)%	4.97%	5.17%	5.92%
Class S Shares (With Sales Load) (4)	(6.04)%	3.72%	4.42%	5.30%
Class T Shares (No Sales Load) (3)	(2.82)%	4.84%	5.09%	5.86%
Class T Shares (With Sales Load) (4)	(6.18)%	3.59%	4.34%	5.23%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment:

As of December 31, 2023
Shares Class (1)	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	(1.83)%	5.89%	6.15%	7.67%
Class AX Shares (With Sales Load)	N/A	N/A	N/A	6.35%
Class TX Shares (No Sales Load)	(2.82)%	4.84%	5.09%	6.80%
Class TX Shares (With Sales Load)	N/A	N/A	N/A	6.06%
Class IX Shares (No Sales Load)	(2.08)%	5.62%	5.88%	6.67%
Class IX Shares (With Sales Load)	N/A	N/A	N/A	6.54%
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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. For the year ended December 31, 2023, we recorded impairment charges of $0.8 million related to capitalized pre-development costs associated with a development we are no longer pursuing.

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

We generally expect our debt financing, including our pro rata share of the debt financing of entities in which we invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Interest rates rose dramatically throughout 2022 and 2023, increasing the weighted average interest rate on our total outstanding debt from 1.83% as of December 31, 2021 to 3.55% as of December 31, 2023 (including the effect of interest rate contracts). However, we were able to decrease our leverage ratio from 42% as of December 31, 2021 to 33% as of December 31, 2023, using available proceeds from our public offerings and from the DST Program. Additionally, we entered into interest rate contracts on our variable-rate debt to reduce our exposure to rising interest rates. Approximately 88% of our total debt outstanding as of December 31, 2023 has fixed interest rates or has been fixed through the use of interest rate caps. See Item 1. “Business — Financing Strategy and Policies” for additional information regarding our financing strategy.

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

Cash flows from operating activities for the year ended December 31, 2023 increased by $19.8 million compared to the same period in the prior year. This increase in operating cash flow is primarily due to the investment of over $1.3 billion in additional investments in real estate during 2022 and 2023, as offset by higher interest costs. Additionally, the following factors also contributed to the increase in operating cash flows in the current period:
•We paid a performance participation allocation of $18.8 million to our Advisor during the first quarter of 2023, compared to $24.8 million paid out in the first quarter of 2022.
•We made cash payments for tenant inducements and leasing commissions amounting to $23.5 million during the year ended December 31, 2023, compared to $30.9 million during the year ended December 31, 2022.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2023 and 2022 were primarily due to the following:

2023
•Payments of $205.7 million primarily related to our investments in real estate.
•Capital expenditures of approximately $22.6 million at our investment properties.
•Payments of $69.4 million to purchase real estate-related securities. We also received proceeds of $72.2 million from the sale of real estate-related securities.
•Payments of $22.9 million to enter into new interest rate contracts.
•We received payments of $29.2 million from counterparties in relation to our positions in interest rate contracts.

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

Cash Flows from Financing Activities

Public Offerings

We commenced the Initial Offering in August 2014 and terminated our offering in December 2017, except for shares issued pursuant to our distribution reinvestment plan. We commenced our Second Offering in December 2017, but did not begin raising proceeds related to the Second Offering until 2018. We launched our Third Offering on June 2, 2021, which had its first monthly closing on July 1, 2021. Our second public offering was terminated immediately prior to the commencement of our Third Offering. We raised gross proceeds of $298.2 million and $1.1 billion, respectively, from our public offerings during the years ended December 31, 2023 and 2022, respectively, excluding proceeds from the distribution reinvestment plan. In addition, during the years ended December 31, 2023 and 2022, we redeemed $261.3 million and $52.3 million in shares of our common stock pursuant to our share redemption program, respectively.

In addition to the investing activities described previously, we use proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the years ended December 31, 2023 and 2022, we made payments of $13.6 million and $18.4 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our public offerings. Selling commissions, dealer manager fees and distribution and stockholder servicing fees vary for each share class as described more fully in Note 9 — Related Party Transactions. The change in these fees is generally attributable to the amount of offering proceeds raised, but is also impacted by variations in the amount of each share class sold during the year.
We reimburse the Advisor for any organization and offering costs incurred, which consist of issuer costs and certain underwriting costs (but excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) related to our public offerings, to the extent cumulative organization and offering costs paid by us do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from our public offerings. During the years ended December 31, 2023 and 2022, we reimbursed the Advisor $9.7 million and $7.9 million for organization and offering costs, respectively.

Distributions

With the authorization of our board of directors, we declared distributions monthly from January 2019 through March 31, 2024 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class, less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders during the years ended December 31, 2023, 2022, and 2021 were $151.1 million, $118.2 million and $70.8 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the years ended December 31, 2023 and 2022 we funded 26% and 39%, respectively of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings. For the year ended December 31, 2021, we fully funded our distributions from cash flows from operations and the proceeds from our distribution reinvestment plan.

The following table outlines our total distributions declared to stockholders for the years ended December 31, 2023, 2022 and 2021, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands).

	For the Year Ended December 31, 2023		For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$71,491	47%	$58,795	48%	$35,327	48%
Reinvested in shares	80,252	53%	64,106	52%	38,031	52%
Total	$151,743	100%	$122,901	100%	$73,358	100%
Sources of Distributions
Cash flows from operating activities	$31,179	21%	$11,421	9%	$35,327	48%
DRP (2)	80,252	53%	64,106	52%	38,031	52%
Cash flows from other sources (3)	40,312	26%	47,374	39%	—	—%
Total	$151,743	100%	$122,901	100%	$73,358	100%
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

Debt Financings and Financing Obligations

As mentioned previously, our portfolio was 33% leveraged as of December 31, 2023 (based on the most recent valuations of our real estate investments) with a weighted average interest rate of 3.55%. Below is additional information regarding our loan activity for the years ended December 31, 2023 and 2022.

2023
•We received proceeds from notes payable of $456.5 million, which included $450.0 million in draws on our JPMorgan Credit Facility and $6.5 million relating to additional capacity from our refinancing of the secured mortgage debt on our UK Logistics portfolio.
•We made payments on notes payable of $401.9 million, which included $249.0 million in payments on our JPMorgan Credit Facility, $78.5 million to pay off the outstanding balance of our secured debt relating to Rookwood, $66.8 million to pay off the outstanding balance of our secured debt relating to Cottonwood Corporate Center, and principal payments relating to our permanent mortgage financing.
•We made payments of $3.5 million in financing costs primarily related to the exercising of extension options on our Revolving Credit Facility as well as modifications to our permanent mortgage financing.
•We received net proceeds of $179.0 million from our financing obligations related to our DST program, as described more fully in Note 5 — DST Program. We made payments of $0.6 million related to those financing obligations.
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

Results of Operations

Year ended December 31, 2023 compared to the year ended December 31, 2022

The table below includes information regarding changes in our results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in 2023 compared to 2022 as a result of significant additional investments in real estate, as offset by two property dispositions in 2022. All amounts are in thousands, except for percentages:

	Year Ended December 31,		Change
	2023	2022	$	%
Revenues:
Rental revenue	$302,855	$251,834	$51,021	20%
Other revenue	10,327	7,685	2,642	34%
Total revenues	313,182	259,519	53,663	21%
Expenses:
Property operating expenses	76,199	59,944	16,255	27%
Real property taxes	38,089	31,838	6,251	20%
Property management fees	8,725	7,484	1,241	17%
Depreciation and amortization	130,357	124,600	5,757	5%
Asset management fees	30,516	26,270	4,246	16%
Performance participation allocation	—	18,787	(18,787)	(100)%
General and administrative expenses	9,527	7,288	2,239	31%
Impairment losses	813	—	813	N/A*
Total expenses	294,226	276,211	18,015	7%
Other income (expenses):
Gain (loss) on derivative instruments	4,255	18,146	(13,891)	(77)%
Gain (loss) on investments in real estate-related securities	14,397	(26,938)	41,335	N/A*
Gain on sale of real estate	—	21,098	(21,098)	(100)%
Foreign currency gains (losses)	3,257	(2,783)	6,040	(217)%
Interest expense	(90,449)	(44,286)	(46,163)	104%
Other income and expenses	13,367	6,326	7,041	111%
Income (loss) before benefit (provision) for income taxes	(36,217)	(45,129)	8,912	(20)%
Benefit (provision) for income taxes	(2,370)	(1,224)	(1,146)	94%
Provision for income taxes related to sale of real estate	—	(1,731)	1,731	(100)%
Net income (loss)	$(38,587)	$(48,084)	$9,497	(20)%

* Not a meaningful percentage
Total revenues: The increase in total revenues is primarily the result of our significant acquisition activity during the year ended December 31, 2022. For example, in 2022 we invested over $1.1 billion in additional real estate investments, which experienced a full year of operations during 2023. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
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

Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to the additional real estate investments acquired during 2022 and 2023.
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV. The increase in these fees is primarily due to the additional real estate investments made since December 31, 2022, partially offset by the decline in our NAV per share during the same period.
Performance participation allocation: The Advisor did not earn a performance participation allocation for the year ended December 31, 2023, primarily due to the decline in our NAV per share during 2023. Please see “—NAV and Distributions” above for additional information concerning the change in NAV per share.
General and administrative expenses: General and administrative expenses increased primarily due to increased stockholder costs. We generally expect our general and administrative expenses to continue to increase as we continue raising capital from our offerings.
Impairment losses: For the year ended December 31, 2023, we recorded impairment charges of $0.8 million related to capitalized pre-development costs associated with a development we are no longer pursuing. We had no impairment charges for the year ended December 31, 2022.
Gain (loss) on derivative instruments: We enter into interest rate contracts in order to limit our exposure to rising interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. Such gains were primarily related to the position of our interest rate contracts as a result of rising interest rates during both periods, and include the effect of $30.8 million and $2.9 million in payments received from counterparties during the years ended December 31, 2023 and 2022, respectively.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. Interest and dividend income associated with such investments are recorded to other income and expenses, as discussed below. The performance of traded real estate-related securities during the year ended December 31, 2022 was adversely impacted by concerns about inflation, rising interest rates and Russia’s invasion of Ukraine. The gains recorded during the year ended December 31, 2023 were primarily due to a stock market recovery during the current period, including a strong recovery in the fourth quarter for 2023, resulting in a $16.7 million gain during the quarter.
Gain (loss) on sale of real estate: We acquired Royal Mail in December 2019 for a contract purchase price of £25.4 million (approximately $33.4 million assuming a rate of $1.31 per GBP as of the acquisition date) and we sold Royal Mail in March 2022 for a contract sales price of £34.7 million (approximately $46.5 million assuming a rate of $1.34 per GBP as of the date of transaction), resulting in the recognition of a gain of $11.5 million related to this sale. Additionally, we acquired Venue Museum District in September 2018 for a contract purchase price of $72.9 million and we sold Venue Museum District in March 2022 for a contract price of $76.0 million, resulting in the recognition of a gain of $9.7 million related to this sale. We had no property dispositions during the year ended December 31, 2023.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the year ended December 31, 2023, these gains were primarily related to the effect of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased primarily due to increasing interest rates on our variable-rate loans, as well as additional indebtedness outstanding during the period resulting from additional real estate investments acquired since December 31, 2022. Interest expense recorded for the years ended December 31, 2023 and 2022 excludes $30.8 million and $2.9 million, respectively, earned in relation to payments from counterparties on effective interest rate contracts, which have been recorded to gain (loss) on derivative instruments. Additionally, interest expense recorded for the year ended December 31, 2023 includes amortization of deferred financing costs of $3.9 million in connection with our borrowings as well as $8.7 million in interest expense related to our financing obligation in connection with our DST Program, compared to $3.9 million of amortization of deferred financing costs and $1.4 million in interest expense related to our financing obligation in connection with our DST Program for the year ended December 31, 2022.

Other income and expenses: Other income and expenses primarily relates to interest and dividend income associated with our investments in real estate-related securities, as well as dividend income received related to our unsold interests in the DST offerings. The increase is primarily due to the increase in dividends for unsold interest received on our DST offerings, as our first DST offering was launched in September of 2022, and we had offerings outstanding for the entirety of 2023. Also adding to the increase was our interest earned on the cash amount held in our investment account during the year ended December 31, 2023. We held more uninvested cash in the account during 2023 than during 2022, which also earned a higher rate of interest compared to the prior year.
Benefit (provision) for income taxes: The increase in tax provision from $1.2 million to $2.4 million is primarily a result of changes in our net deferred tax assets and liabilities related to book-to-tax timing differences at our international subsidiaries.
Provision for income taxes related to sale of real estate: We incurred $1.7 million in international jurisdiction income tax in 2022 as a result of the sale of Royal Mail during March 2022.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the year ended December 31, 2023 includes 29 properties.

The following table presents revenues for the year ended December 31, 2023, as compared to the year ended December 31, 2022, by reportable segment. In total, revenues increased by $53.7 million, resulting primarily from our significant acquisition activity during 2022, as described previously, as offset by the disposition of two properties during 2022. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Year Ended December 31,		Change
	2023	2022	$		%
Revenues
Same-store properties
Office investments	$42,508	$37,554	$4,954	(1)	13%
Industrial investments	89,839	90,996	(1,157)	(2)	(1)%
Residential/Living investments	43,257	39,946	3,311	(3)	8%
Retail investments	28,907	27,949	958		3%
Other investments	18,934	18,889	45		—%
Total same-store properties	$223,445	$215,334	$8,111		4%
Recent acquisitions	89,737	42,624	47,113		111%
Disposed properties	—	1,561	(1,561)		(100)%
Total revenues	$313,182	$259,519	$53,663		21%

(1)The increase is primarily due to additional space being leased by an existing tenant at 1015 Half Street beginning in December 2022 and amortization of that tenant’s reimbursement of costs paid by us in excess of the allowance provided to improve the space. Additionally, the previously vacant space at Cottonwood has been leased and began occupancy in January 2023.
(2)The decrease is primarily due to a termination fee received in the first quarter of 2022 in relation to a lease termination by a significant tenant at one of our central European industrial properties which was amortized through August 2022. This amount was partially offset by an increased rental rate during 2023 relating to the short-term renewal at Madrid Airport Complex prior to the tenant vacating in December 2023, as described in more detail in Item 2. “Properties.”
(3)The increase is primarily due to the completion of the two-year renovation project at Montrose Student Residences. The property resumed normal operations in time for the start of the 2022/2023 school year, for which it was fully leased. The property was 100% leased as of December 31, 2023. Additional increases in revenue relate to an increase in rental rates for new leases across our residential/living properties compared to the prior year, as well as increases in occupancy at our European student housing properties for the 2023/2024 school year compared to the 2022/2023 school year.

The following table presents the property expenses of each reportable segment for the year ended December 31, 2023, as compared to the year ended December 31, 2022. In total, property expenses increased as a result of our significant acquisition activity during 2022, as previously described, as offset by the dispositions of two properties during 2022. See below for additional explanation of notable changes in same-store property expenses. All amounts are in thousands, except for percentages.

	Year Ended December 31,		Change
	2023	2022	$		%
Property expenses (1)
Same-store properties
Office investments	$15,876	$14,758	$1,118	(2)	8%
Industrial investments	33,046	31,496	1,550	(3)	5%
Residential/Living investments	21,958	18,844	3,114	(4)	17%
Retail investments	11,350	12,202	(852)		(7)%
Other investments	5,257	5,738	(481)		—%
Total same-store properties	$87,487	$83,038	$4,449		5%
Recent acquisitions	35,526	14,876	20,650		139%
Disposed properties	—	1,352	(1,352)		(100)%
Total property expenses	$123,013	$99,266	$23,747		24%

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
(4)The increase is primarily a result of legal costs incurred during 2023 related to legal proceedings for an attempt to recover costs incurred and lost revenue during our redevelopment of Montrose due to safety issues from the original builders of the property. The increase was also due to increasing energy and utility costs at certain of our residential/living properties, as well as increased insurance costs and property tax expenses.

The following table presents revenues in excess of property expenses for the year ended December 31, 2023, as compared to the year ended December 31, 2022, by reportable segment. Total revenues in excess of property expenses increased primarily as a result of our significant recent acquisition activity, as previously described. See above for additional explanations of notable changes in same-store revenues in excess of expenses. All amounts below are in thousands, except for percentages:

	Year Ended December 31,		Change
	2023	2022	$		%
Revenues in excess of property expenses(1)
Same-store properties
Office investments	$26,632	$22,796	$3,836	(2)	17%
Industrial investments	56,793	59,500	(2,707)	(3)	(5)%
Residential/Living investments	21,299	21,102	197	(4)	1%
Retail investments	17,557	15,747	1,810		11%
Other investments	13,677	13,151	526		—%
Total same-store properties	$135,958	$132,296	$3,662		3%
Recent acquisitions	54,211	27,748	26,463		95%
Disposed properties	—	209	(209)		(100)%
Total revenues in excess of property expenses	$190,169	$160,253	$29,916		19%

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
(4)The increase is primarily due to the completion of the Montrose Student Residences renovation project as well as increased occupancy and rental rates at our residential/living properties, partially offset by legal costs incurred during 2023 related to legal proceedings described in the tables above and increased operating expenses at our domestic residential/living properties. Please refer to the tables above for further detail regarding these changes.

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the years ended December 31, 2023, 2022 and 2021 and the period from inception through December 31, 2023 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Years ended December 31,			Period from July 31, 2013 (date of inception) through December 31, 2023
	2023	2022	2021
Net income (loss)	$(38,587)	$(48,084)	$(39,153)	$(80,191)
Depreciation and amortization (1)	130,357	124,600	88,100	539,736
Impairment losses	813	—	—	813
Gain on sale of real estate	—	(21,098)	(1,432)	(167,115)
Taxes related to sale of real estate	—	1,731	1,132	10,636
(Gain) loss on securities (2)	(14,397)	26,938	(15,965)	(4,887)
Adjustments for noncontrolling interests (3)	—	—	—	117
Funds From Operations attributable to common stockholders	$78,186	$84,087	$32,682	$299,109
Basic and diluted income (loss) per common share	$(0.15)	$(0.23)	$(0.31)	$(0.97)
Funds From Operations attributable to common stockholders per common share	$0.30	$0.40	$0.26	$3.60
Weighted average shares outstanding	259,186	211,191	127,747	83,006

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•For the years ended December 31, 2023, 2022 and 2021, the Dealer Manager earned distribution and stockholder servicing fees of $10.4 million, $9.2 million and $6.3 million, respectively, which are paid by Hines Global. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through December 31, 2023 were $39.5 million.
•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. See Note 9 — Related Party Transactions, for additional information regarding the performance participation allocation. We do not consider the performance participation allocation in evaluating our operating performance. No performance participation allocation fees were earned for the year ended December 31, 2023. For the years ended December 31, 2022 and 2021, we incurred $18.8 million and $24.8 million in performance participation allocation fees, respectively. Total performance participation allocation fees incurred were $57.5 million from inception through December 31, 2023.

•For the years ended December 31, 2023, 2022 and 2021, we recorded noncash adjustments primarily related to amortization of out-of-market lease intangibles, lease incentives and deferred financing costs and straight-line rent adjustments, which increased net income (loss) by $6.5 million, $13.8 million and $0.9 million, respectively. The total of such adjustments from inception through December 31, 2023 was $36.7 million.
•We recorded adjustments related to derivative instruments and foreign currencies, which reduced net income (loss) by approximately $23.3 million, increased net income by approximately $12.5 million and reduced net income by approximately $0.8 million for the years ended December 31, 2023, 2022 and 2021 respectively. The total of such adjustments from inception through December 31, 2023 reduced net income by $8.9 million.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from the sales of assets and proceeds from our debt financings to fund distributions to our stockholders. For example, for the years ended December 31, 2023 and 2022, we funded 26% and 39% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For the year ended December 31, 2021, we fully funded our distributions from cash flows from operations and the proceeds from our distribution reinvestment plan.
From inception through December 31, 2023, we declared $493.2 million of distributions to our stockholders, compared to our total aggregate FFO of $299.1 million and our total aggregate net loss of $80.2 million for that period. For the year ended December 31, 2023, we declared $151.7 million of distributions to our stockholders compared to our total aggregate FFO of $78.2 million. For the years ended December 2022 and 2021, we declared $122.9 million and $73.4 million, respectively, of distributions to our stockholders compared to our total aggregate FFO of $84.1 million and $32.7 million, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments and Subsequent Events

Diridon West

In January 2024, we acquired Diridon West. The contract purchase price for Diridon West was approximately $117.5 million. Diridon West is an apartment property located in San Jose, California consisting of 249 units. The newly acquired property currently has an 95% occupancy rate. The seller is not affiliated with us or our affiliates.

Floralaan

In March 2024, we acquired Floralaan for a contract price of €19.7 million (approximately $21.2 million assuming a rate of $1.08 per Euro as of the acquisition date), excluding transaction costs and working capital reserves. Floralaan is an industrial logistics property located in Venlo, Netherlands. Floralaan is an addition to our existing ownership interest in Fresh Park Venlo, an industrial logistics property located in Venlo, Netherlands, previously acquired in October 2018. The seller is not affiliated with us or our affiliates.

*****

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of December 31, 2023, we were exposed to the market risks listed below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to invest in our real estate investment portfolio and operations. We use interest rate hedges in connection with our variable rate debt in order to limit our exposure to rising interest rates. We had $1.3 billion of variable-rate debt outstanding as of December 31, 2023. We have fixed the interest rates on $1.2 billion of our variable-rate debt outstanding through the use of interest rate contracts that are effective as of December 31, 2023. The remaining $163.1 million of our outstanding variable-rate debt is unhedged. If interest rates were to increase by 1%, we would incur an additional $1.6 million in interest expense on our debt. See Note 6 — Debt Financing in the Notes to the consolidated financial statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of December 31, 2023	Reduction in Net Income (Loss) for the Year Ended December 31, 2023
EUR	$58,290	$38
GBP	$16,355	$(1,081)

(1) Our real estate assets in Poland and the Czech Republic were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty or Czech koruna exposure upon disposition.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Hines Global Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hines Global Income Trust, Inc., and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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

Investment Property - Refer to Notes 2 and 4 to the financial statements

Critical Audit Matter Description

During the year ended December 31, 2023, the Company acquired three investment properties (“the acquisitions”). The Company accounted for the acquisitions as asset acquisitions and allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed using their relative fair values. Estimates of fair values were based upon assumptions that the Company believes are similar to those used by market participants. These assumptions include, but are not limited to, the determination of market-based rental revenues, comparable land sales and replacement costs of the building.

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

Houston, Texas
March 27, 2024

We have served as the Company’s auditor since 2013.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$3,083,595	$2,940,117
Investments in real estate-related securities	145,307	133,741
Cash and cash equivalents	105,580	112,149
Restricted cash	8,193	15,393
Derivative instruments	27,917	30,966
Tenant and other receivables, net	52,222	51,344
Intangible lease assets, net	285,969	300,137
Financing lease right-of-use asset, net	15,611	15,744
Deferred leasing costs, net	63,862	58,448
Deferred financing costs, net	637	925
Other assets	33,791	20,836
Total assets	$3,822,684	$3,679,800
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$77,178	$84,373
Due to affiliates	65,925	90,506
Intangible lease liabilities, net	59,074	69,079
Other liabilities	57,536	45,500
Financing lease liability	17,429	17,383
Financing obligations	191,966	13,570
Derivative instruments	—	11
Distributions payable	12,801	12,171
Notes payable, net	1,375,046	1,301,921
Total liabilities	1,856,955	1,634,514

Commitments and contingencies (Note 13)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2023 and 2022	—	—
Common shares, $0.001 par value per share (Note 8)	259	250
Additional paid-in capital	2,542,008	2,445,101
Accumulated distributions in excess of earnings	(573,316)	(382,973)
Accumulated other comprehensive income (loss)	(3,222)	(17,092)
Total stockholders’ equity	1,965,729	2,045,286
Noncontrolling interests	—	—
Total equity	1,965,729	2,045,286
Total liabilities and equity	$3,822,684	$3,679,800

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$302,855	$251,834	$171,848
Other revenue	10,327	7,685	4,078
Total revenues	313,182	259,519	175,926
Expenses:
Property operating expenses	76,199	59,944	43,156
Real property taxes	38,089	31,838	19,447
Property management fees	8,725	7,484	6,054
Depreciation and amortization	130,357	124,600	88,100
Asset management fees	30,516	26,270	16,442
Performance participation allocation	—	18,787	24,790
General and administrative expenses	9,527	7,288	5,546
Impairment losses	813	—	—
Total expenses	294,226	276,211	203,535
Other income (expenses):
Gain (loss) on derivative instruments	4,255	18,146	105
Gain (loss) on investments in real estate-related securities	14,397	(26,938)	15,965
Gain on sale of real estate	—	21,098	1,432
Foreign currency gains (losses)	3,257	(2,783)	(978)
Interest expense	(90,449)	(44,286)	(24,976)
Other income and expenses	13,367	6,326	2,028
Income (loss) before benefit (provision) for income taxes	(36,217)	(45,129)	(34,033)
Benefit (provision) for income taxes	(2,370)	(1,224)	(3,988)
Provision for income taxes related to sale of real estate	—	(1,731)	(1,132)
Net income (loss)	(38,587)	(48,084)	(39,153)
Net (income) loss attributable to noncontrolling interests	(13)	(13)	(13)
Net income (loss) attributable to common stockholders	$(38,600)	$(48,097)	$(39,166)
Basic and diluted income (loss) per common share	$(0.15)	$(0.23)	$(0.31)
Weighted average number of common shares outstanding	259,186	211,191	127,747

Comprehensive income (loss):
Net income (loss)	$(38,587)	$(48,084)	$(39,153)
Other comprehensive income (loss):
Foreign currency translation adjustment	13,870	(24,720)	(15,201)
Comprehensive income (loss)	$(24,717)	$(72,804)	$(54,354)
Comprehensive (income) loss attributable to noncontrolling interests	(13)	(13)	(13)
Comprehensive income (loss) attributable to common stockholders	$(24,730)	$(72,817)	$(54,367)

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2021	103,781	$104	$938,736	$(99,451)	$22,829	$862,218	$—
Issuance of common shares	55,407	54	570,393	—	—	570,447	—
Distributions declared	—	—	—	(73,358)	—	(73,358)	(13)
Redemption of common shares	(4,382)	(4)	(41,582)	—	—	(41,586)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(21,784)	—	—	(21,784)	—
Offering costs	—	—	(5,538)	—	—	(5,538)	—
Net income (loss)	—	—	—	(39,166)	—	(39,166)	13
Foreign currency translation adjustment	—	—	—	—	(15,201)	(15,201)	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	—	—	—
Balance as of December 31, 2021	154,806	$154	$1,440,225	$(211,975)	$7,628	$1,236,032	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2022	154,806	$154	$1,440,225	$(211,975)	$7,628	$1,236,032	$—
Issuance of common shares	100,499	101	1,117,965	—	—	1,118,066	—
Distributions declared	—	—	—	(122,901)	—	(122,901)	(13)
Redemption of common shares	(4,728)	(5)	(60,997)	—	—	(61,002)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(45,617)	—	—	(45,617)	—
Offering costs	—	—	(6,475)	—	—	(6,475)	—
Net income (loss)	—	—	—	(48,097)	—	(48,097)	13
Foreign currency translation adjustment	—	—	—	—	(25,077)	(25,077)	—
Balance as of December 31, 2022	250,577	$250	$2,445,101	$(382,973)	$(17,092)	$2,045,286	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2023	250,577	$250	$2,445,101	$(382,973)	$(17,092)	$2,045,286	$—
Issuance of common shares	35,207	36	378,293	—	—	378,329	—
Distributions declared	—	—	—	(151,743)	—	(151,743)	(13)
Redemption of common shares	(24,778)	(27)	(265,530)	—	—	(265,557)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(8,623)	—	—	(8,623)	—
Offering costs	—	—	(7,233)	—	—	(7,233)	—
Net income (loss)	—	—	—	(38,600)	—	(38,600)	13
Foreign currency translation adjustment	—	—	—	—	13,870	13,870	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	—	—	—
Balance as of December 31, 2023	261,006	$259	$2,542,008	$(573,316)	$(3,222)	$1,965,729	$—

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2023	2022	2021
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(38,587)	$(48,084)	$(39,153)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	134,864	125,201	91,556
Gain on sale of real estate	—	(21,098)	(1,432)
Foreign currency (gains) losses	(3,257)	2,783	978
Impairment losses	813	—	—
(Gain) loss on derivative instruments	(4,255)	(18,146)	(105)
(Gain) loss on investments in real estate-related securities	(14,397)	26,938	(15,965)
Changes in assets and liabilities:
Change in other assets	(7,350)	1,179	(5,322)
Change in tenant and other receivables	(3,970)	(23,479)	(3,929)
Change in deferred leasing costs	(15,621)	(25,625)	(25,455)
Change in accounts payable and accrued expenses	(7,116)	(11,140)	18,562
Change in other liabilities	6,850	8,387	5,293
Change in due to affiliates	(16,795)	(5,495)	21,031
Net cash from (used in) operating activities	31,179	11,421	46,059
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(205,682)	(1,095,876)	(690,544)
Capital expenditures at operating properties	(22,618)	(36,161)	(17,117)
Proceeds from sale of real estate	—	120,310	—
Purchases of real estate-related securities	(69,357)	(134,248)	(57,602)
Proceeds from settlement of real estate-related securities	72,188	47,825	50,449
Proceeds from settlement of interest rate contracts	29,248	2,902	—
Payments related to interest rate contracts	(22,926)	(16,414)	—
Net cash from (used in) investing activities	(219,147)	(1,111,662)	(714,814)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	298,223	1,056,221	533,684
Redemption of common shares	(261,251)	(52,294)	(44,418)
Payment of offering costs	(9,683)	(7,853)	(6,673)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(13,624)	(18,431)	(11,137)
Distributions paid to stockholders and noncontrolling interests	(71,376)	(56,657)	(34,116)
Proceeds from financing obligations	179,045	13,570	—
Payments on financing obligations	(586)	—	—
Proceeds from notes payable	456,504	291,281	897,115
Payments on notes payable	(401,932)	(205,502)	(524,052)
Change in security deposit liability	999	2,562	977
Deferred financing costs paid	(3,517)	(2,218)	(5,763)
Payments on derivative instruments	—	—	(159)
Net cash from (used in) financing activities	172,802	1,020,679	805,458
Effect of exchange rate changes on cash, restricted cash and cash equivalents	1,397	(4,323)	(2,839)
Net change in cash, restricted cash and cash equivalents	(13,769)	(83,885)	133,864
Cash, restricted cash and cash equivalents, beginning of year	127,542	211,427	77,563
Cash, restricted cash and cash equivalents, end of year	$113,773	$127,542	$211,427
See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Hines Global Income Trust, Inc. (“the Company” or “Hines Global”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 65 years. The Company is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through HGIT Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of December 31, 2023 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

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

The Company received gross offering proceeds of approximately $3.2 billion from the sale of 303.1 million shares through its public offerings from inception through December 31, 2023, including shares issued pursuant to its distribution reinvestment plan. As of December 31, 2023, the Company owned direct investments in 41 real estate properties totaling 18.1 million square feet that were 95% leased.

In addition to the Company’s Third Offering, in September 2022, the Company, through its Operating Partnership, launched a program to raise capital through private placement offerings exempt from registration under the Securities Act of 1933, as amended, by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of December 31, 2023, the Company has raised net offering proceeds of $192.6 million through the DST Program. See “Note 5 — DST Program” for additional information.

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

Additionally, from time to time, the Company may acquire property utilizing like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchanges”) in order to defer taxable gains on properties it sells. As such, the Company may engage an exchange agent to act as a qualified intermediary regarding the 1031 Exchange by taking possession of the sales proceeds to be utilized in a pending acquisition of investment property to complete the 1031 Exchange. The Company retains essentially all of the legal and economic benefits and obligations related to the trust formed by the exchange agent, and as a result the trust and the related sales proceeds are then included in the Company’s consolidated financial statements as a VIE until the completion of the 1031 Exchange. There were no consolidated VIEs on the Company’s consolidated balance sheets relating to 1031 Exchanges as of December 31, 2023 and 2022.

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

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. For the year ended December 31, 2023, the Company recorded impairment charges of $0.8 million related to capitalized pre-development costs associated with a development the Company is no longer pursuing.

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in other income and expenses in the Company’s consolidated statements of operations and comprehensive income (loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Gain (Loss) on Investments in Real Estate-Related Securities
	Year Ended December 31,
	2023	2022	2021
Unrealized gain (loss)	$25,005	$(28,400)	$7,946
Realized gain (loss)	(10,608)	1,462	8,019
Total gain (loss) on real estate-related securities	$14,397	$(26,938)	$15,965

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

As of December 31, 2023, the Company had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. In addition, as of December 31, 2023, the Company had $31.0 million of cash and cash equivalents, including restricted cash, deposited in certain financial institutions located in the United Kingdom, Ireland, the Netherlands, Germany, Poland, Spain and Czech Republic. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents.

As of December 31, 2023, the Company owned $145.3 million in real estate-related securities. These securities consist of common equities, preferred equities and debt securities of publicly traded REITs.

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

Tenant and Other Receivables

Tenant and other receivables consists primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost. As of December 31, 2023 and 2022, the Company had receivables related to base rents and tenant reimbursements of $7.9 million and $8.1 million, respectively.

Straight-line rent receivables were $38.0 million and $27.7 million as of December 31, 2023 and 2022, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical collection levels and current economic trends. The uncollectible portion of the portfolio is recorded as an adjustment to rental revenues.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Other Assets

Other assets included the following (in thousands):

	December 31, 2023		December 31, 2022
Prepaid insurance	$1,158		$1,415
Prepaid property taxes	7,532		2,557
Deferred tax assets (1)	13,282		10,962
Operating lease right-of-use asset, net	4,112		3,678
Other	7,707	(2)	2,224
Other assets	$33,791		$20,836

(1)Includes the effects of a valuation allowance of $11.3 million and $9.8 million as of December 31, 2023 and 2022, respectively.
(2)Includes a $4.0 million deposit relating to the acquisition of Diridon West in January 2024. See Note 14 — Subsequent Events for additional information regarding the acquisition.

Lessee Accounting

The Company has a ground lease agreement in which the Company is the lessee for land underneath Łódź Urban Logistics that the Company has currently accounted for as an operating lease. The lease currently ends in December 2089 and has fixed payments. The rental expense associated with this lease was $83,000 and $78,000 for the years ended December 31, 2023 and 2022, respectively. The Company has recorded a right-of-use asset, net of accumulated amortization, of approximately $4.1 million and $3.7 million in other assets as of December 31, 2023 and 2022, respectively, and has recorded a lease liability of approximately $1.5 million and $1.4 million in other liabilities, as of December 31, 2023 and 2022, respectively, in the Company’s consolidated balance sheets.

The Company also has a ground lease agreement in which the Company is the lessee for land underneath Center Place that the Company has currently accounted for as a financing lease. The lease currently ends in March 2142 and has fixed and variable payments. The rental expense associated with this lease was $99,000 and $94,000 for the years ended December 31, 2023 and 2022, respectively. The Company has recorded a right-of-use asset of approximately $15.6 million and $15.7 million in financing lease right-of-use asset, net, as of December 31, 2023 and 2022, respectively, and has recorded a lease liability of approximately $17.4 million in financing lease liability, as of December 31, 2023 and 2022, in the Company’s consolidated balance sheets.

The Company’s estimate of the amount of the right-of-use assets and lease liabilities included assumptions for the discount rate, which is based on the incremental borrowing rate of the lease contract. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a term similar to the lease. Since the term of the Łódź Urban Logistics and Center Place ground leases are much longer than a typical borrowing, the Company derived the incremental borrowing rate of 5.6% and 3.4% at lease inception for the ground leases at Łódź Urban Logistics and Center Place, respectively, as the spread in a current financing quote for the property, or its borrowing rate on its revolving credit facility if a current financing quote was not available, plus the applicable base rate corresponding to the longest term available in the base rate market. A reconciliation of the Company’s lease liabilities on an undiscounted cash flow basis for its ground leases for each of the years ending December 31, 2024 through December 31, 2028 are as follows (in thousands):

	Lease Payments
	Operating Leases	Financing Leases
2024	$89	$540
2025	89	540
2026	89	540
2027	89	540
2028	89	540
Thereafter	5,456	69,810
Total	$5,901	$72,510

Ground Lease Liability	$1,519	$17,429
Undiscounted Excess Amount	$4,382	$55,081

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

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2015. The Company’s management believes that it operates in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2023, 2022 and 2021 in the accompanying consolidated financial statements. During the year ended December 31, 2023, income tax expense recorded by the Company consisted of current income tax expense of $4.0 million offset by deferred tax expense of $1.6 million related to the operation of its international properties and certain of its taxable REIT subsidiaries. During the year ended December 31, 2022, income tax expense recorded by the Company consisted of current income tax expense of $3.9 million offset by deferred tax expense of $2.7 million related to the operation of its international properties. During the year ended December 31, 2021, income tax expense recorded by the Company was substantially comprised of $4.0 million in current income tax expense related to the operation of its international properties. All periods from December 31, 2016 through December 31, 2023 are open for examination by the IRS. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Distribution and Stockholder Servicing Fees

The Company records distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the applicable class of shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable. As of December 31, 2023 and 2022, the Company recorded a liability of $59.1 million and $64.1 million, respectively. See Note 9 — Related Party Transactions for additional information regarding the Company’s distribution and stockholder servicing fees.

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

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting, which provides improvements to reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact that the adoption of the new standard will have on its consolidated financial statements and footnotes.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes, which provides improvements to income tax disclosures by enhancing the transparency around rate reconciliation and income taxes paid by jurisdiction. The standard will be effective for annual periods beginning after December 15, 2024. We are currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements and footnotes.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Buildings and improvements	$2,457,264	$2,306,257
Less: accumulated depreciation	(199,641)	(137,962)
Buildings and improvements, net	2,257,623	2,168,295
Land	825,972	771,822
Investment property, net	$3,083,595	$2,940,117

During the year ended December 31, 2023, the Company acquired three investments in real estate assets for a total net purchase price of $206.4 million. During the year ended December 31, 2022, the Company acquired 13 investments in real estate assets for a total net purchase price of $1.1 billion. During the year ended December 31, 2022, the Company sold two of its investment properties for an aggregate contract price of $122.5 million and recognized an aggregate gain on the sale of these assets of $21.1 million, which was recorded in the gain on sale of real estate on the consolidated statements of operations and comprehensive income (loss).

As of December 31, 2023, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$413,171	$25,419	$(84,014)
Less: accumulated amortization	(145,221)	(7,400)	24,940
Net	$267,950	$18,019	$(59,074)

As of December 31, 2022, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$392,879	$25,371	$(88,708)
Less: accumulated amortization	(113,221)	(4,892)	19,629
Net	$279,658	$20,479	$(69,079)

Amortization expense of in-place leases was $62.5 million, $70.4 million and $38.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $7.7 million, $8.6 million and $4.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net, for each of the years ending December 31, 2024 through December 31, 2028 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
2024	$55,941	$(6,103)
2025	$48,224	$(4,900)
2026	$39,155	$(2,903)
2027	$34,892	$(2,265)
2028	$28,228	$(2,947)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the year ended December 31, 2023, 2022 and 2021 was $42.4 million, $36.4 million and $24.2 million, respectively, which are included in rental revenue on the consolidated statements of operations and comprehensive income (loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2023, the approximate fixed future minimum rentals for each of the years ending December 31, 2024 through 2028 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
2024	$197,098
2025	183,692
2026	166,151
2027	153,092
2028	132,361
Thereafter	505,601
Total	$1,337,995

During the years ended December 31, 2023, 2022 and 2021, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties, multi-family properties and self-storage properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. RECENT ACQUISITIONS OF REAL ESTATE

The Company acquired three real estate assets during the year ended December 31, 2023, 13 real estate assets during the year ended December 31, 2022 and 11 real estate assets during the year ended December 31, 2021. The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price, which includes transaction costs beginning January 1, 2018 as further described below, of each property acquired in 2023, 2022 and 2021 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (2)	Land (2)	In-place Lease Intangibles (2)	Out-of- Market Lease Intangibles, Net (2)	Right of Use Asset (Liability), net		Total (2)
2023 (1)
EMME	6/21/2023	$55,571	$17,694	$1,274	$—	$—		$74,539
I-70 Logistics Center	8/16/2023	$57,767	$3,655	$5,577	$—	$—		$66,999
IBM 500 Campus	12/14/2023	$2,491	$21,295	$42,715	$—	$—		$66,501
2022
Bradley Business Center (3)	1/20/2022	$12,254	$11,710	$4,348	$(3,366)	$—		$24,946
Liberty Station	1/24/2022	$48,400	$50,331	$21,949	$(2,349)	$—		$118,331
1315 N. North Branch	2/18/2022	$20,118	$14,122	$12,627	$80	$—		$46,947
Burbank Media Studios	2/25/2022	$4,246	$28,616	$1,806	$8,259	$—		$42,927
Central City Coventry	3/30/2022	$4,271	$37,958	$1,874	$(1,040)	$—		$43,063
Wells Fargo Center	4/14/2022	$12,149	$20,498	$8,146	$(1,869)	$—		$38,924
Madrid Airport Complex Land Parcel	4/22/2022	$—	$26,801	$—	$—	$—		$26,801
Waverly Place	6/15/2022	$60,724	$12,395	$17,129	$(1,570)	$—		$88,678
Fresh Park Venlo 3813 (4)	7/6/2022	$7,018	$—	$1,657	$209	$—		$8,884
Nashville Self Storage Portfolio (5)	7/7/2022	$90,055	$7,821	$4,784	$—	$—		$102,660
200 Park Place	7/21/2022	$97,669	$6,384	$37,544	$—	$—		$141,597
Gables Station	8/26/2022	$380,626	$51,282	$26,211	$(28,460)	$—		$429,659
ABC Plot M (6)	9/30/2022	$—	$7,970	$—	$—	$—		$7,970
2021
5301 Patrick Henry	2/10/2021	$36,651	$19,089	$15,136	$(2,711)	$—		$68,165
ABC Westland A3.2 (6)	4/30/2021	$8,400	$—	$678	$—	$—		$9,078
900 Patrol Road	5/17/2021	$79,242	$7,977	$11,656	$—	$—		$98,875
1015 Half Street	5/19/2021	$131,745	$32,884	$81,861	$(17,391)	$—		$229,099
Miramar Activity Business Center	6/30/2021	$17,007	$19,573	$4,411	$34	$—		$41,025
Eastgate Park	10/26/2021	$24,399	$18,558	$3,887	$(1,260)	$—		$45,584
ABC Westland 668 (6)	10/26/2021	$2,615	$1,729	$275	$—	$—		$4,619
Bradley Business Center	11/16/2021	$43,146	$17,025	$9,256	$3,900	$—		$73,327
WGN Studios	11/30/2021	$12,469	$13,020	$8,776	$(3,367)	$—		$30,898
Waypoint	12/10/2021	$15,256	$18,009	$8,692	$(2)	$—		$41,955
Center Place	12/22/2021	$72,811	$—	$4,023	$—	$(1,596)	(7)	$75,238

(1)For more information on acquisitions completed during the year ended December 31, 2023, refer to Note 3 — Investment Property.

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

(6)Represents an additional acquisition at ABC Westland, an industrial logistics property located in The Hague, Netherlands that the Company previously acquired in May 2019. ABC Plot M is a parcel of undeveloped land adjacent to the property, ABC Westland A3.2 and ABC Westland 668 are two additional buildings.

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

As of December 31, 2023, the Company held three properties through the DST Program, which has raised net offering proceeds of $192.6 million through that date.

6. DEBT FINANCING

As of December 31, 2023 and 2022, the Company had approximately $1.4 billion and $1.3 billion of debt outstanding, respectively, with a weighted average years to maturity of 1.6 years and 1.6 years, respectively, and a weighted average interest rate of 3.55% and 3.51%, respectively. The following table describes the Company’s debt outstanding at December 31, 2023 and 2022 (in thousands, except interest rates):

Description	Maturity Date		Maximum Capacity in Functional Currency	Weighted Average Effective Interest Rate as of December 31, 2023		Principal Outstanding at December 31, 2023	Principal Outstanding at December 31, 2022
Fixed Rate Loans
Fixed rate secured mortgage debt	9/20/2024		N/A	1.05%	(1)	$32,159	$201,684
Seller-financed debt(2)	7/1/2034		N/A	1.55%		7,199	7,549
Total fixed rate loans						$39,358	$209,233
Variable Rate Loans
Floating rate secured mortgage debt	2/2024-6/2027		N/A	3.77%	(3)	$449,738	$407,724
JPMorgan Chase - Revolving Credit Facility	11/15/2024	(4)	$425,000	3.97%	(5)	291,000	90,000
JPMorgan Chase Credit Facility - First Term Loan	11/15/2024	(4)	$300,000	3.35%	(6)	300,000	300,000
JPMorgan Chase Credit Facility - Second Term Loan	12/20/2024	(4)	$300,000	3.35%	(6)	300,000	300,000
Total variable rate loans						$1,340,738	$1,097,724
Total Notes Payable						$1,380,096	$1,306,957
Total Principal Outstanding						$1,380,096	$1,306,957
Unamortized financing fees (7)						(5,050)	(5,036)
Total						$1,375,046	$1,301,921
(1)As of December 31, 2023, the effective interest rates on our fixed rate mortgage debt have been effectively fixed for the full term of the facilities using interest rate swap agreements as an economic hedge against the variability of future interest rates on the borrowing.
(2)Relates to a payment plan provided by the seller in relation to the Company’s acquisition of Fresh Park Venlo 3813 in July 2022.
(3)As of December 31, 2023, the effective interest rates on our floating rate mortgage debt ranged from 1.84% to 5.86%. The amount of principal outstanding as of December 31, 2023 includes $327.6 million that has been effectively fixed for the full term of the facilities by effective interest rate cap agreements or interest rate swap agreements as economic hedges against the variability of future interest rates on the borrowing.
(4)The Company has two one-year extension options with respect to the Revolving Credit Facility and the First Term Loan as well as with respect to the Second Term Loan, contingent on the Company’s compliance with certain loan covenants. In November 2023, the Company exercised one such option on the Revolving Credit Facility and the First Term Loan, extending the maturity dates of each to November 15, 2024. The Company believes it is probable that its one remaining option on the Revolving Credit Facility and First Term Loan and two remaining options on the Second Term Loan will be exercised prior to maturity.
(5)As of December 31, 2023, the outstanding balance includes $250.0 million with an effective interest rate that is effectively capped at 3.50% as a result of the Company entering into an interest rate cap agreement as an economic hedge against the variability of the future interest rate on the borrowings.
(6)As of December 31, 2023, the effective interest rates related to these loans were effectively capped at 3.35%, as a result of the Company entering into interest rate cap agreements as economic hedges against the variability of the future interest rate on the borrowings.
(7)Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $5.7 million and $6.0 million as of December 31, 2023 and 2022. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the years ended December 31, 2023, 2022 and 2021, $3.9 million, $3.9 million and $4.3 million of deferred financing costs were amortized into interest expense in the accompanying consolidated statement of operations, respectively.

The Company often enters into mortgage agreements to provide secured financing for its acquisitions of real estate investments. These mortgage agreements are subject to certain conditions and contain customary covenants and events of default. Refer below for additional discussion on Financial Covenants relating to the Company’s mortgage-level debt.

JPMorgan Debt Facilities
On September 13, 2019 (as amended on November 15, 2019, November 13, 2020, July 30, 2021, December 20, 2021 and March 24, 2023), the Operating Partnership entered into a credit agreement, which we refer to as the “Credit Agreement”, with JPMorgan Chase Bank, N.A. (“Chase”), as administrative agent for itself and various lenders named in the Credit Agreement, which provides for borrowings up to a maximum aggregate principal amount of $1.025 billion, which consists of $425.0 million available under a revolving loan commitment (the “Revolving Credit Facility”), $300.0 million under an initial term loan commitment (the “First Term Loan Facility”) and $300.0 million under a second term loan commitment (the “Second Term Loan Facility”). The Company has one-year extension options with respect to the Revolving Credit Facility and the First Term Loan Facility and two one-year extension options with respect to the Second Term Loan Facility, contingent on the Company’s compliance with certain loan covenants. The Company believes it is probable that these extension options will be exercised prior to maturity.

On March 24, 2023, the Company amended the Credit Agreement to modify the benchmark interest rate from LIBOR to the Secured Overnight Financing Rate ("SOFR").

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of December 31, 2023 or the date of this report.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for each of the years ending December 31, 2024 through December 31, 2028 and for the period thereafter (in thousands).

	Payments Due by Year
	2024		2025	2026	2027	2028	Thereafter
Principal payments	$942,143	(1)	$26,752	$101,943	$304,520	$643	$4,095

(1)Included in this amount is $591.0 million relating to the outstanding balance of the Revolving Credit Facility and the First Term Loan under the JPMorgan Credit Facility, and $300.0 million relating to the outstanding balance of the Second Term Loan under the JPMorgan Credit Facility. The Company believes it is probable that its one remaining extension option relating to the Revolving Credit Facility and First Term Loan and two remaining extension options relating to the Second Term Loan will be exercised prior to maturity.

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

The table below provides additional information regarding the Company's derivative instruments as well as their location and fair value on our consolidated balance sheets (in thousands, except number of contracts):

			Fair Value
			Derivative Instruments
Type	Number of Contracts	Notional Amount	Assets	Liabilities
As of December 31, 2023
Interest rate contracts	24	$1,210,493	$27,917	$—
Total derivative instruments	24	$1,210,493	$27,917	$—

As of December 31, 2022
Interest rate contracts	24	$985,560	$30,966	$—
Foreign currency forwards	3	211	—	(11)
Total derivative instruments	27	$985,771	$30,966	$(11)

The table below presents the effects of the changes in fair value of the Company’s derivative instrument in the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2023 and 2022 (in thousands):

	Gain (Loss) on Derivative Instruments
	Year Ended December 31,
	2023	2022	2021
Derivatives not designated as hedging instruments:
Interest rate contracts	$4,261	$18,159	$218
Foreign currency forward contracts	(6)	(13)	(113)
Total gain (loss) on derivatives	$4,255	$18,146	$105

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

Common Stock

As of December 31, 2023 and 2022, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	December 31, 2023			December 31, 2022
	Shares Authorized	Shares Issued and Outstanding		Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	34,153		40,000	36,221
Class TX common stock, $0.001 par value per share	40,000	—	(1)	40,000	142
Class IX common stock, $0.001 par value per share	10,000	—	(1)	10,000	22
Class JX common stock, $0.001 par value per share	10,000	76		10,000	64
Class T common stock, $0.001 par value per share	350,000	60,538		350,000	65,845
Class S common stock, $0.001 par value per share	350,000	28,962		350,000	24,806
Class D common stock, $0.001 par value per share	350,000	35,492		350,000	32,553
Class I common stock, $0.001 par value per share	350,000	101,785		350,000	90,924
(1)All remaining Class TX and IX shares previously issued and outstanding have been converted to Class AX and JX shares, respectively, in accordance with the Company’s charter.

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the year ended December 31, 2023, 2022 and 2021 (in thousands). There were no Class JX shares issued, redeemed or outstanding during the year ended December 31, 2021.

	Class AX		Class TX		Class IX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	36,221	$34	142	$4	22	$—	64	—	65,845	$65	24,806	$25	32,553	$32	90,924	$90	250,577	$250
Issuance of common shares	986	1	—	—	—	—	3	—	6,713	7	5,766	7	4,864	5	16,875	16	35,207	36
Conversion of common shares (1)	142	4	(142)	(4)	(22)	—	22	—	(7,167)	(7)	—	—	—	—	7,167	7	—	—
Redemption of common shares	(3,196)	(5)	—	—	—	—	(13)	—	(4,853)	(4)	(1,610)	(2)	(1,925)	(3)	(13,181)	(13)	(24,778)	(27)
Balance as of December 31, 2023	34,153	$34	—	$—	—	$—	76	$—	60,538	$61	28,962	$30	35,492	$34	101,785	$100	261,006	$259

	Class AX		Class TX		Class IX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	29,377	$28	7,606	$11	87	$—	—	$—	53,176	$53	3,299	$3	19,000	$18	42,261	$41	154,806	$154
Issuance of common shares	939	1	44	—	3	—	(1)	—	15,028	15	21,580	22	13,930	14	48,976	49	100,499	101
Conversion of common shares (1)	7,425	7	(7,425)	(7)	(65)	—	65	—	(780)	(1)	—	—	—	—	780	1	—	—
Redemption of common shares	(1,520)	(2)	(83)	—	(3)	—	—	—	(1,579)	(2)	(73)	—	(377)	—	(1,093)	(1)	(4,728)	(5)
Balance as of December 31, 2022	36,221	$34	142	$4	22	$—	64	$—	65,845	$65	24,806	$25	32,553	$32	90,924	$90	250,577	$250

	Class AX		Class TX		Class IX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2021	19,990	$20	18,152	$21	95	$—	40,036	$39	—	$—	10,217	$9	15,291	$15	103,781	$104
Issuance of common shares	768	—	295	—	4	—	14,622	16	3,299	3	9,078	9	27,341	26	55,407	54
Conversion of common shares (1)	10,144	10	(10,144)	(10)	—	—	(67)	—	—	—	—	—	67	—	—	—
Redemption of common shares	(1,525)	(2)	(697)	—	(12)	—	(1,415)	(2)	—	—	(295)	—	(438)	—	(4,382)	(4)
Balance as of December 31, 2021	29,377	$28	7,606	$11	87	$—	53,176	$53	3,299	$3	19,000	$18	42,261	$41	154,806	$154
(1)The Company will cease paying distribution and stockholder servicing fees with respect to certain share classes when the total of such fees reach certain thresholds. Once these respective thresholds are reached, Class TX shares are converted into Class AX shares, Class IX shares are converted into Class JX shares and Class T, S and D shares are converted into Class I shares.

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2021 through March 31, 2024 at a gross distribution rate of $0.05208 per month for each share class, (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees. Distributions will be made on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the Company’s distribution reinvestment plan were reinvested in shares of the same class as the shares on which the distributions were made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The following table outlines the Company’s total distributions declared to stockholders for the years ended December 31, 2023, 2022 and 2021, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared
December 31, 2023	$71,491	$80,252	$151,743
December 31, 2022	$58,795	$64,106	$122,901
December 31, 2021	$35,327	$38,031	$73,358

The table below outlines the net distributions declared for each class of shares for the years ended December 31, 2023, 2022 and 2021. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors less any applicable ongoing distribution and stockholder servicing fees, which is more fully described in Note 9 — Related Party Transactions.

	2023		2022		2021
Distributions declared per Class AX share, net	$0.63		$0.63		$0.63
Distributions declared per Class TX share, net	$0.26	(1)	$0.51		$0.52
Distributions declared per Class IX share, net	$0.45	(2)	$0.60		$0.60
Distributions declared per Class JX share, net	$0.63		$0.31	(3)	$—
Distributions declared per Class T share, net	$0.52		$0.51		$0.52
Distributions declared per Class S share, net	$0.54		$0.53		$0.53
Distributions declared per Class D share, net	$0.60		$0.60		$0.60
Distributions declared per Class I share, net	$0.63		$0.63		$0.63
(1)There were no Class TX shares outstanding as of June 30, 2023, as all previously issued and outstanding shares were redeemed or converted to Class AX shares prior to that date. As a result, no distributions were declared on Class TX shares after June 30, 2023.
(2)    There were no Class IX shares outstanding as of September 30, 2023, as all previously issued and outstanding shares were redeemed or converted to Class JX shares prior to that date. As a result, no distributions were declared on Class IX shares after September 30, 2023.
(3)    Distributions were first declared for Class JX shares in July 2022, which is when the first Class JX shares were issued. Net distributions for Class JX shares are declared at a rate of $0.05208 per month per share.

9.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and Hines Securities, Inc. (the “Dealer Manager”), Hines and its affiliates for the years ended December 31, 2023, 2022 and 2021 and amounts unpaid as of December 31, 2023 and 2022 (in thousands):

	Incurred During the Years Ended December 31,			Unpaid as of
Type and Recipient	2023	2022	2021	12/31/2023		12/31/2022
Selling Commissions- Dealer Manager (1)	$2,877	$8,798	$4,218	$—		$—
Dealer Manager Fee- Dealer Manager (1)	273	764	700	—		—
Distribution & Stockholder Servicing Fees- Dealer Manager (1)	5,473	36,055	16,866	59,103		64,104
Organization and Offering Costs- the Advisor	7,233	6,475	5,016	778		3,228
Asset Management Fees- the Advisor	30,516	26,270	16,442	2,860		1,626
Other- the Advisor (2)	6,211	6,679	4,028	2,688		2,352
Performance Participation Allocation- the Advisor (3)	—	18,787	24,790	—		18,787
Property Management Fees- Hines and its affiliates	6,572	4,944	3,168	440		413
Development and Construction Management Fees- Hines and its affiliates (4)	956	2,281	788	424		769
Leasing Fees- Hines and its affiliates (5)	1,565	1,516	1,055	1,488		616
Expense Reimbursements- Hines and its affiliates (with respect to management and operations of the Company's properties) (6)	14,920	12,477	8,472	(1,856)	(7)	(1,389)
Total	$76,596	$125,046	$85,543	$65,925		$90,506
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
(5)Leasing fees are capitalized in deferred leasing costs, net, on the Company’s consolidated balance sheets and amortized over the life of the lease.
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
(7)As of December 31, 2023 and 2022, the balance included $3.3 million and $2.8 million, respectively, in receivables related to rents collected by the Hines-affiliated property managers at the international student housing properties and UK industrial properties, which were being held in the property manager controlled bank accounts.

As described more fully in Note 1 — Organization, the Company commenced its Initial Offering in August 2014, its Second Offering in December 2017 and its Third Offering in June 2021. Described below are the fees payable to Hines and its affiliates in connection with the Initial Offering and the Follow-on Offerings.

Dealer Manager Agreement

Initial Offering

The Dealer Manager received annual distribution and stockholder servicing fees of 1.0% or 0.25% of the most recently determined NAV per share for the Class TX shares and Class IX shares purchased and outstanding. The Company ceased paying the distribution and stockholder servicing fees with respect to any particular Class TX share or Class IX share and converted that Class TX share or Class IX share into a number of Class AX shares or Class JX shares, respectively, on the occurrence of earlier of: (i) the end of the month in which the transfer agent, on behalf of the Company, determined that underwriting compensation paid in the primary offering including the distribution and stockholder servicing fee paid with respect to the Class TX shares or Class IX shares held by a stockholder within his or her particular account equaled 10.0% of the gross offering price at the time of investment of the Class TX shares or Class IX shares held in such account; and (ii) on any Class TX share or Class IX share that was redeemed or repurchased. As of December 31, 2023, there were no Class TX shares or Class IX shares outstanding.

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

(2)The Company records distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable. As of December 31, 2023 and 2022, the Company has recorded a liability of $59.1 million and $64.1 million, respectively, related to these fees, which is included in due to affiliates on the consolidated balance sheets. Prior to August 20, 2021, the distribution and stockholder servicing fee was paid at a rate of 1.0% of NAV per annum with respect to Class S shares.
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

Expense Reimbursements

The Company reimburses the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee and the performance participation allocation) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of its average invested assets, or (B) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Our total operating expenses did not exceed the 2%/25% Limitation for the four fiscal quarters ended December 31, 2023.

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

Effective as of December 6, 2017, the Advisor agreed to advance all of the Company’s organization and offering costs related to the Second Offering through December 31, 2018. In January 2019, the Company began reimbursing the Advisor for all such advanced expenses and expects to continue to reimburse the Advisor for such expenses ratably through December 31, 2023 to the extent cumulative organization and offering costs did not exceed an amount equal to 2.5% of gross offering proceeds from the Company’s public offerings. In addition, commencing in January 2019, the Company reimbursed the Advisor for any new organization and offering costs that it incurs on its behalf, as and when incurred, to the extent that aggregate reimbursements to the Advisor for cumulative organization and offering costs did not exceed an amount equal to 2.5% of the gross offering proceeds from the Company’s public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and the distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from the Offering. As of December 31, 2023, there were no unpaid amounts remaining related to the Advisor’s advancement of organization and offering costs related to the Second Offering.

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

DST Program Fees

In connection with the DST Program described in Note 5 – DST Program, Hines Real Estate Exchange LLC (“HREX), a wholly-owned subsidiary of the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placements for interests reflecting an indirect ownership of up to $1.0 billion of interests. As compensations for conducting these private placements, HREX will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and O&O fees of up to 5.0%, 1.0% and 1.25%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. In addition, with respect to Class S DST interests, HREX will pay the Dealer Manager ongoing fees in amounts up to 0.25% of the equity investment per year. All of these fees are funded by the private investors in the DST Program at the time of their investment or through deductions from distributions paid to such investors. The Dealer Manager may re-allow such commissions, ongoing fees and a portion of such dealer manager fees to participating broker dealers. These fees totaled $6.6 million and $0.8 million for the years ended December 31, 2023 and 2022, respectively.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2023 and 2022, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

	Basis of Fair Value Measurements
During the year ended	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023	Investments in real estate-related securities	$145,307	$145,307	$—	$—
December 31, 2022	Investments in real estate-related securities	$133,741	$133,741	$—	$—

Financial Instruments Fair Value Disclosures

As of December 31, 2023, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $1.4 billion, was $1.4 billion. As of December 31, 2022, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $1.3 billion, was $1.3 billion. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

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

	Years Ended December 31,
	2023	2022	2021
Revenues
Office investments	$72,069	$56,070	$27,000
Industrial investments	94,447	93,215	82,339
Residential/Living investments	78,775	51,922	32,869
Retail investments	36,504	31,508	27,795
Other investments	31,387	26,804	5,923
Total revenues	$313,182	$259,519	$175,926

For the years ended December 31, 2023, 2022 and 2021, the Company’s total revenues were attributable to the following countries:

	Years Ended December 31,
	2023		2022	2021
Total revenues
United States	75%		69%	61%
The Netherlands	11%		15%	18%
United Kingdom	8%		8%	12%
Poland	2%		2%	4%
Spain	2%		2%	3%
Czech Republic	1%		2%	—%	*
Ireland	1%		1%	—%	*
Germany	—%	*	1%	2%

* Amount is less than 1%

For the years ended December 31, 2023, 2022 and 2021, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Revenues in excess of property expenses (1)
Office investments	$45,632	$34,030	$16,774
Industrial investments	59,333	61,193	54,202
Residential/Living investments	39,646	27,615	14,995
Retail investments	22,960	18,195	16,699
Other investments	22,598	19,220	4,599
Total revenues in excess of property expenses	$190,169	$160,253	$107,269

(1)Revenues less property operating expenses, real property taxes and property management fees.

As of December 31, 2023 and 2022, the Company’s total assets by segment were as follows (in thousands):

	December 31, 2023	December 31, 2022
Assets
Office investments	$757,975	$730,789
Industrial investments	1,089,817	1,025,938
Residential/Living investments	1,005,255	942,548
Retail investments	368,023	379,187
Other investments	374,555	392,269
Corporate-level accounts	227,059	209,069
Total assets	$3,822,684	$3,679,800

As of December 31, 2023 and 2022, the Company’s total assets were attributable to the following countries:

	December 31, 2023	December 31, 2022
Total assets
United States	77%	76%
United Kingdom	9%	9%
The Netherlands	8%	9%
Spain	2%	2%
Czech Republic	1%	1%
Poland	1%	1%
Germany	1%	1%
Ireland	1%	1%

For the years ended December 31, 2023, 2022 and 2021, the Company’s reconciliation to the Company’s property revenue in excess of expenses is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Reconciliation to revenues in excess of property expenses
Net income (loss)	$(38,587)	$(48,084)	$(39,153)
Depreciation and amortization	130,357	124,600	88,100
Asset management fees	30,516	26,270	16,442
Performance participation allocation	—	18,787	24,790
General and administrative expenses	9,527	7,288	5,546
Impairment losses	813	—	—
(Gain) loss on derivative instruments	(4,255)	(18,146)	(105)
(Gain) loss on investments in real estate-related securities	(14,397)	26,938	(15,965)
Gain on sale of real estate	—	(21,098)	(1,432)
Foreign currency (gains) losses	(3,257)	2,783	978
Interest expense	90,449	44,286	24,976
Other income and expenses	(13,367)	(6,326)	(2,028)
(Benefit) provision for income taxes	2,370	1,224	3,988
Provision for income taxes related to sale of real estate	—	1,731	1,132
Total revenues in excess of property expenses	$190,169	$160,253	$107,269

12. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands):

	2023	2022	2021
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$76,132	$34,030	$20,644
Cash paid for income taxes	$4,789	$1,970	$2,270
Cash paid for income taxes related to sale of real estate	$—	$—	$1,132
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$12,801	$12,171	$7,470
Distributions reinvested	$79,823	$61,568	$36,700
Shares tendered for redemption	$16,030	$11,726	$3,019
Non-cash net liabilities (assets) assumed	$1,810	$25,425	$11,450
Assumption of mortgage upon acquisition of property	$—	$—	$17,342
Offering costs payable to the Advisor	$7,232	$6,474	$5,015
Distribution and stockholder servicing fees payable to the Dealer Manager	$5,473	$36,055	$16,865
Accrued capital additions	$1,440	$7,600	$3,923
Accrued acquisition costs	$30	$421	$856
Seller-financed debt	$—	$6,912	$—
Recognition of financing ground lease liability	$—	$—	$17,340

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

14. SUBSEQUENT EVENTS

Diridon West

In January 2024, the Company acquired Diridon West. The contract purchase price for Diridon West was approximately $117.5 million. Diridon West is an apartment property located in San Jose, California consisting of 249 units. The newly acquired property currently has an 95% occupancy rate. The seller is not affiliated with the Company or its affiliates.
Floralaan

In March 2024, the Company acquired Floralaan for a contract price of €19.7 million (approximately $21.2 million assuming a rate of $1.08 per Euro as of the acquisition date), excluding transaction costs and working capital reserves. Floralaan is an industrial logistics property located in Venlo, Netherlands. Floralaan is an addition to the Company’s existing ownership interest in Fresh Park Venlo, an industrial logistics property located in Venlo, Netherlands, previously acquired in October 2018. The seller is not affiliated with the Company or their affiliates.

*****

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2023 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2023, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 27, 2024

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

During the three months ended December 31, 2023, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of the date of this report, our directors, their ages, their year first elected, their business experience and principal occupation, their directorships in public corporations and investment companies are as follows:

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Jeffrey C. Hines	68	2013	Mr. Hines joined Hines in 1982. Mr. Hines is the co-owner, Chairman and Co-CEO of Hines and has served as Chairman of our board since July 2013. Mr. Hines has served as our CEO since December 31, 2019. From December 2008 to June 2020, Mr. Hines served as the Chairman of the Board of Hines Global REIT, Inc. (“Hines Global REIT”). Additionally, Mr. Hines served as the Chairman of the Board of Hines REIT from August 2003 through the liquidation and dissolution of Hines REIT in August 2018. He also served as a member of the management board of the Core Fund, from August 2003 through the liquidation and dissolution of the Core Fund in December 2018. As the President and Co-CEO of Hines, he is responsible for overseeing all firm policies and procedures as well as day-to-day operations and is a member of Hines’ Executive and Investment Committees. He became President of the general partner of Hines in 1990 and Chief Executive Officer of the general partner of Hines in January 2008. He became Chairman of the general partner of Hines in 2020 after Gerald Hines’ passing. He has overseen a major expansion of the firm’s personnel, financial resources, domestic and foreign market penetration, products and services. He has been a major participant in the development of Hines’ domestic and international acquisition program and currently oversees a portfolio of $94.6 billion in assets under management. Mr. Hines graduated from Williams College with a B.A. in Economics and holds a M.B.A. from Harvard Business School. Mr. Hines is the father of Laura Hines-Pierce, who also serves on our board of directors.

We believe that Mr. Hines’ career, spanning more than 40 years in the commercial real estate industry, including his leadership of Hines and the depth of his knowledge of Hines and its affiliates qualifies him to serve on our board of directors.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
David L. Steinbach	47	2019
Mr. Steinbach joined Hines in 1999. Mr. Steinbach is a Senior Managing Director - Investment Management, Co-Head of Investment Management, the Global Chief Investment Officer for Hines, and has served on the Board since July 2019. He is responsible for management of the real estate acquisition program in the U.S. and internationally. Additionally, he served as the Chief Investment Officer for us and for Hines Global REIT from July 2014 until December 2019 and June 2020, respectively. He is a member of Hines’ Executive and Investment Committees. He previously served as Managing Director – Investment Management for Hines from February 2011 to February 2017 and was responsible for the acquisition of over $4 billion in assets for various Hines affiliates in the U.S. and internationally. Prior to this role, he served in various roles in which he was responsible for acquisitions, asset management and property dispositions on behalf of the Company, Hines Global REIT, Hines REIT, and the Core Fund both in the U.S. and internationally. He graduated from Texas A&M University with a Bachelors and Masters in Business Administration.

We believe that Mr. Steinbach’s significant experience as an executive at our Company and at Hines qualifies him to serve as one of our directors. Mr. Steinbach’s extensive knowledge of the U.S. and international real estate markets, as well as his considerable institutional knowledge, allow him to provide valuable insight as a director.

Dougal A. Cameron	66	2014	Mr. Cameron has served as one of our independent directors since July 2014. Mr. Cameron is President and Owner of Cameron Management, a position he has held since his founding of the firm in 1995. Cameron Management is a firm that owns, finances, leases, and manages all of its office buildings in an integrated fashion. From 1991-1994, Mr. Cameron was an owner and investment manager of VNSM Inc., an investment management firm with over $1 billion in assets under management. Prior to this time, he was an accountant with Arthur Young & Company (now Ernst & Young), and he worked as an asset and project manager for Hines from 1985 to 1991. Additionally, he was on the board of Mosher Inc., a private, closed-end mutual fund from 1992 to 1997. Mr. Cameron holds a bachelor’s degree in Accounting from Texas Tech University and an M.B.A. from Harvard Business School. Mr. Cameron taught economics at Harvard University and The Acton School of Business in Austin, and is currently on the faculty of the Prison Entrepreneurship Program.

We believe that Mr. Cameron is well-qualified to serve as one of our directors due to his background in running a real estate firm since 1995 and his extensive experience in owning, leasing and managing office buildings as the company intends to make investments in office buildings along with other real estate product types.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
John O. Niemann, Jr.	67	2014	Mr. Niemann has served as one of our independent directors since July 2014, and as our lead independent director since May 2019. In addition, he has served as an independent director and is on the Audit and Nominating and Corporate Governance Committees of MSC Income Fund, Inc. (formerly, "HMS Income Fund, Inc."), which is a non-listed public business development company that was originally co-sponsored by Hines (Hines no longer advises the company), since May 2012 and currently serves as the chairman of the Nominating and Corporate Governance Committee and has also served as the Chairman of the Audit Committee. He joined Professional Asset Indemnity Limited as a Director in October 2021, which is a non-public Bermuda captive insurance company in runoff. He has also served as an independent director and is on the Audit, Investment, and Compensation Committees of Adams Resources & Energy, Inc. (NYSE: AE) since May 2019, and currently serves as the Chairman of the Audit Committee. He previously served as a director and Chairman of the Audit Committee of Gateway Energy Corporation from June 2010 until December 2013 (when the company went private). From June 2013 to March 2023, he served as a Managing Director of Andersen Tax LLC (formerly known as WTAS LLC). He is also the president and chief operating officer of Arthur Andersen LLP, and has been since 2003. He previously served on the administrative board of Arthur Andersen LLP and on the board of partners of Andersen Worldwide. He began his career at Arthur Andersen LLP in 1978 and has served in increasing responsibilities in senior management positions, since 1992. Mr. Niemann has served on the board of directors of many Houston area nonprofit organizations, including the Catholic Endowment Foundation of Galveston-Houston, Strake Jesuit College Preparatory School (past chair of the board), The Regis School of the Sacred Heart (past chair of the board), The Houston Symphony, The University of St. Thomas, The Alley Theatre and Taping for the Blind, Inc. He graduated with a Bachelor of Arts in managerial studies (magna cum laude) and a Masters in Accounting from Rice University, received a Juris Doctor (summa cum laude) from the South Texas College of Law, and a Masters of Law in taxation (summa cum laude) from the University of San Francisco School of Law.

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

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies

Dr. Ruth J. Simmons	78	2021	Dr. Simmons has served as one of our independent directors since June 2021. Dr. Simmons was named a President's Distinguished Fellow at Rice University and commenced this role on April 1, 2023. Dr. Simmons has also been named a senior adviser to the president of Harvard University on engagement with Historically Black Colleges and Universities and will begin that role in June 2023. Dr. Simmons was the President of Prairie View A&M University from December 2017 through February 2023 and was its interim President from July 2017 to December 2017. Dr. Simmons is also President Emerita of Brown University, having served as President from 2001 to 2012. Prior to that, Dr. Simmons served as President of Smith College from 1995 to 2001 and Vice Provost of Princeton University from 1991 to 1995. She also served in various leadership positions at colleges and universities beginning in 1977, including the University of Southern California from 1979 to 1983, Princeton University from 1983 to 1989 and Spelman College from 1989 to 1991. Dr. Simmons currently serves on the board of directors for a number of privately-held companies, the Houston branch of the Federal Reserve Bank of Dallas and previously served on the board of directors at Square, Inc. from August 2015 to February 2020, Chrysler Automobiles N.V. from June 2012 to April 2019, Mondelez International, Inc. from October 2012 to November 2017, The Goldman Sachs Group, Inc. from 2000 until May 2010 and Texas Instruments Inc. from August 1999 to April 2016. Dr. Simmons holds a B.A. in French from Dillard University and a Ph.D. in Romance Languages and Literatures from Harvard University.

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

As of the date of this report, our executive officers (other than Mr. Hines, who serves on our board and is included in the earlier list of our directors), their ages and their experiences are as follows:

Name and Title	Age	Experience
Alfonso J. Munk, President and Chief Investment Officer—Americas	50	Mr. Munk joined Hines in October 2019 as Chief Investment Officer-Americas. He was elected President and Chief Investment Officer -Americas of the Company in December 2019. Prior to joining Hines, Mr. Munk was the Managing Director, Americas Chief Investment Officer and head of Latin America for PGIM Real Estate, Prudential Financial’s global real estate investment arm, from 2012 to October 2019. As Managing Director, Mr. Munk was responsible for overseeing PGIM Real Estate’s Americas transaction activities, real estate debt strategies and the management of operations in Latin America. Mr. Munk’s responsibilities as Americas Chief Investment Officer and head of Latin America included overseeing all Americas transaction activities (acquisitions and dispositions of more than $8 billion annually), developing and implementing PGIM Real Estate Latin America’s strategy and overseeing PGIM Real Estate Debt Strategies. Mr. Munk graduated from Cornell University with a B.S. in Business and Hospitality Administration and received his M.B.A. from The Wharton School, University of Pennsylvania, with a concentration in Finance and Real Estate.

Alex Knapp, Chief Investment Officer—Europe	46	Mr. Knapp joined Hines in September 2008 and was appointed Chief Investment Officer – Europe of the Company in December 2019. Since April 2019, Mr. Knapp has served as Chief Investment Officer – Europe for Hines. Previously, Mr. Knapp served as Senior Managing Director of Hines from February 2018 to March 2019 and Managing Director of Hines UK from December 2013 to February 2018. During his time at Hines, Mr. Knapp has had lead roles on more than £1 billion of commercial transactions ranging from core acquisition to ground up development. Mr. Knapp has overseen the expansion of the Hines student housing program under the aparto operating brand, which comprises 14 developments in the UK, Ireland and Italy, with a GDV of more than £600 million. Mr. Knapp also led Hines’ efforts in the living sector - including residential for rent, student and hotels on a pan-European basis. Prior to joining Hines in 2008, Mr. Knapp spent five years at the Renzo Piano Building Workshop working in Paris, France and Genova, Italy. Mr. Knapp graduated from Rice University with a Bachelor of Architecture and holds a Masters in Real Estate Development from Massachusetts Institute of Technology.

Name and Title	Age	Experience
Janice E. Walker, Chief Operating Officer (through April 1, 2024)	51	Ms. Walker has served as Chief Operating Officer for us since June 2019. Ms. Walker joined Hines in February 2005 and is a Senior Managing Director - Investment Management at Hines, a position she has held since June 2018. Prior to that she served as a Managing Director - Investment Management at Hines since July 2012. In her positions, Ms. Walker is responsible for the execution of our business plan and operations, including real estate investments and portfolio strategy. Ms. Walker served as President of MSC Income Fund, Inc. (formerly, “HMS Income Fund, Inc.”), from June 2019 through October 2020, when Hines ceased to advise HMS Income Fund. Since July 2017, Ms. Walker has served as the CEO and President of Hines Realty Income Fund LLC, a commingled discretionary closed-end fund with a real estate debt investment strategy. Ms. Walker has been responsible for portfolio management for us since July 2013 and for Hines Global REIT from December 2008 to June 2020. Ms. Walker was previously responsible for portfolio management for Hines REIT and the Core Fund from 2005 through the liquidation and dissolution of Hines REIT and the Core Fund in August 2018 and December 2018, respectively. She has also been responsible for the procurement of debt for asset acquisitions, as well as corporate financing, and has originated over $5 billion for the benefit of the previously mentioned funds. Prior to joining Hines, Ms. Walker had extensive acquisitions and asset management experience at a global hospitality firm. She began her career at Arthur Andersen LLP where she was a manager in the audit practice. Ms. Walker received a B.B.A. and M.S.A. in Accounting from Texas Tech University.

Ms. Walker resigned from her position as our Chief Operating Officer as well as her positions with affiliates of Hines to pursue other opportunities, effective April 1, 2024. Following Ms. Walker’s resignation, our board of directors appointed Omar Thowfeek to serve as our Chief Operating Officer, effective April 1, 2024. We have included biographical information regarding Mr. Thowfeek immediately below, as he will become Chief Operating Officer shortly after this report is filed.

Omar Thowfeek Chief Operating Officer (commencing April 1, 2024)	39	Mr. Thowfeek began his career at Hines in 2014, and in mid-2017 assumed the responsibilities for international acquisitions and portfolio management across the REIT platform. During his tenure at Hines, he has underwritten over $10 billion in global real estate with an emphasis on office, student housing, and logistics assets throughout Europe. In his current role, he leads the underwriting for all international real estate acquisitions for the REIT platform and has responsibility for approximately $3 billion of investments across 8 countries in multiple product types. During this tenure he has become experienced in understanding investing efficiencies throughout multiple international jurisdictions for a U.S. based investor. Mr. Thowfeek received a BA in History and a BBA in Finance from the University of Texas at Austin.

Mr. Thowfeek has served as Managing Director – Investments for the general partner of HGIT Advisors LP, the Company’s external advisor, since June 2019. His appointment to Chief Operating Officer, effective April 1, 2024, fulfills the Company’s plan to transition management responsibilities of the Company fully from Ms. Walker to Mr. Thowfeek upon her departure from the Company, effective April 1, 2024.

Name and Title	Age	Experience
J. Shea Morgenroth, Chief Financial Officer	48	Mr. Morgenroth joined Hines in October 2003 has served as Chief Financial Officer for us and the general partner of our Advisor since June 2019. He has also served as Senior Vice President – Controller and the CFO of Investment Management at Hines since April 2019. Prior to that, he was a Vice President – Controller for Hines since July 2012. From November 2011 until June 2020, Mr. Morgenroth served as CAO and Treasurer for Hines Global REIT and the general partner of Hines Global REIT’s advisor (“HGALP”). Mr. Morgenroth also served as CAO and Treasurer of Hines REIT and the General Partner of Hines REIT’s advisor (“HALP”) from November 2011 until August 2018. In these roles, Mr. Morgenroth has been responsible for the oversight of the treasury, accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. Prior to his appointment as CAO and Treasurer for Hines Global REIT, Mr. Morgenroth served as a Senior Controller for Hines Global REIT and the general partner of HGALP from December 2008 until November 2011, for Hines REIT and the general partner of HALP from January 2008 until November 2011, and as a Controller for Hines REIT and the general partner of HALP from October 2003 to January 2008. In these roles, he was responsible for the management of the accounting, financial reporting and SEC reporting functions. Prior to joining Hines, Mr. Morgenroth was a manager in the audit practices of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a B.B.A. in Accounting from Texas A&M University and is a certified public accountant.

A. Gordon Findlay, Chief Accounting Officer, Treasurer and Secretary	48
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

The following table sets forth information regarding compensation of our directors during 2023.

2023 Director Compensation

Name	Fees Earned or Paid in Cash	Aggregate Stock Awards(1)(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Humberto “Burt” Cabañas (3)	$76,875	$75,000	$—	$—	$—	$—	$151,875
Dougal A. Cameron	$96,667	$75,000	$—	$—	$—	$—	$171,667
John O. Niemann, Jr.	$108,125	$75,000	$—	$—	$—	$—	$183,125
Dr. Ruth J. Simmons	$92,500	$75,000	$—	$—	$—	$—	$167,500
Jeffery C. Hines, David L. Steinbach and Laura Hines-Pierce (4)(5)	$—	$—	$—	$—	$—	$—	$—

(1)Each of Messrs. Cabañas, Cameron, and Niemann and Dr. Simmons received 7,225.434 restricted Shares of Common Stock upon their re-election to our board of directors following our 2023 annual meeting. The shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.
(2)The value of the common stock awards was calculated based on the estimated net asset value, or NAV, of $10.38 per share determined as of August 31, 2023, which was the estimated NAV per share in effect on the grant date of the awards.
(3)On October 20, 2023, Humberto “Burt” Cabañas gave notice of his resignation from our board of directors and from each committee of the board, effective as of November 1, 2023, and as a result his award was rescinded on October 31, 2023.
(4)Messrs. Hines and Steinbach and Ms. Hines-Pierce, who are employees of Hines, receive no compensation for serving as members of our board of directors.
(5)In December 2023, Ms. Hines-Pierce temporarily resigned from our board of directors in order to re-establish a majority of independent directors following the resignation of Mr. Cabañas. Ms. Hines-Pierce is expected to be reappointed to our board when a new independent director has been duly identified and appointed.

During the year ended December 31, 2023, we paid our independent directors an annual fee of $85,000.

We paid the following annual retainers (prorated for a partial term) to the Chairpersons of our board committees for 2023:

•$10,000 to the Chairperson of the Conflicts Committee;

•$15,000 to the Chairperson of the Audit Committee;

•$7,500 to the Chairperson of the Compensation Committee;

•$7,500 to the Chairperson of the Nominating and Corporate Governance Committee; and

•$7,500 to the Chairperson of the Valuation Committee.

For the year ended December 31, 2023, we also paid our lead independent director, a role currently held by Mr. Niemann, an annual retainer of $5,000.

During 2023, Mr. Niemann served as the Chairperson of the Audit Committee, Mr. Cameron served as the Chairperson of the Compensation Committee, Dr. Simmons served as the Chairperson of the Nominating and Corporate Governance Committee and Mr. Cabañas served as the Chairperson of the Conflicts Committee and the Valuation Committee. Following Mr. Cabañas resignation effective November 1, 2023, Mr. Cameron assumed the role as Chairperson of the Conflicts Committee and Mr. Niemann assumed the role as Chairperson of the Valuation Committee.

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

Compensation Committee Interlocks and Insider Participation

During 2023, our Compensation Committee consisted of Messrs. Cabañas, Cameron and Niemann and Dr. Simmons, our four independent directors. None of our executive officers served as a director or member of the compensation committee of an entity whose executive officers included a member of our board of directors or Compensation Committee. On October 20, 2023, Mr. Cabañas gave notice of his resignation from our Compensation Committee, effective November 1, 2023.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership

The following table shows, as of March 1, 2024, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the owner of such shares has the sole voting and investment power with respect thereto.

		Common Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Position	Number of Shares of Common Stock		Percentage of Class
Jeffrey C. Hines	Chief Executive Officer, Director and Chairman of the Board of Directors	225,008	(3)(4)	*
Humberto “Burt” Cabañas	Independent Director	39,280	(5)	*
Dougal A. Cameron	Independent Director	19,261		*
John O. Niemann, Jr.	Independent Director	39,842		*
Dr. Ruth J. Simmons	Independent Director	12,861		*
David L. Steinbach	Director	5,536		*
Laura Hines-Pierce	Director	—	(6)	*
Alfonso J. Munk	President and Chief Investment Officer - Americas	—		*
Alex Knapp	Chief Investment Officer - Europe	—		*
A. Gordon Findlay	Chief Accounting Officer, Treasurer and Secretary	—		*
J. Shea Morgenroth	Chief Financial Officer	5,829		*
Janice E. Walker	Chief Operating Officer	5,539		*
All directors and executive officers as a group		353,156		0.8%

*    Amount represents less than 1%

(1)The address of each person listed is c/o Hines Global Income Trust, Inc., 845 Texas Avenue, Suite 3300, Houston, Texas 77002-1656.

(2)For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person is deemed to have “beneficial ownership” of shares of our stock that the person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of the Company’s stock held by each person or group of persons named in the table, any shares that such person or persons have the right to acquire within 60 days of March 1, 2024 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other persons.

(3)Includes all common shares owned directly by Hines Global REIT II Investor Limited Partnership. Mr. Hines is deemed to be the beneficial owner of the shares owned by Hines Global REIT II Investor Limited Partnership.

(4)This amount does not include the (i) 21,111 OP Units in the Operating Partnership owned by Hines Global REIT II Associates Limited Partnership and (ii) the Special OP Units owned by HGIT Advisors LP. Mr. Hines indirectly owns and/or controls Hines Global REIT II Associates Limited Partnership and HGIT Advisors LP. Limited partners in the Operating Partnership may request repurchase of their OP Units for cash or, at our option, shares of common stock. The holder of the Special OP Units is entitled to the performance participation allocation described in Item 13. “Certain Relationships and Related Party Transactions, and Director Independence.”

(5)On October 20, 2023, Mr. Cabañas gave notice of his resignation from our board of directors and from each committee of the board, effective November 1, 2023.

(6)In December 2023, Ms. Hines-Pierce temporarily resigned from our board of directors in order to re-establish a majority of independent directors following the resignation of Mr. Cabañas. Ms. Hines-Pierce is expected to be reappointed to our board when a new independent director has been duly identified and appointed.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Our Advisor

We do not have employees. Subject to the supervision of our board of directors, our day-to-day operations are conducted by our Advisor in accordance with the Advisory Agreement. Our Advisor is an affiliate of Hines and is wholly-owned, indirectly, by, or for the benefit of, the Chairman of our board of directors and Chief Executive Officer, Jeffrey C. Hines who shares control of our Advisor with Laura E. Hines-Pierce. All of our executive officers are employed by, and all of our executive officers actively participate in, the management of our Advisor and its affiliates. Jeffrey C. Hines serves as the Chairman of the Managers of the general partner of our Advisor and David L. Steinbach serves as a Manager of the general partner of our Advisor.

Our executive officers have control and primary responsibility for the management decisions of our Advisor, including the selection of investment properties to be recommended to our board of directors, the negotiations for these investments, and the property management and leasing of properties we acquire directly. The Advisory Agreement had an initial term of one year, and may be renewed for an unlimited number of successive one-year terms upon the mutual consent of the parties. In December 2023, the Company’s board of directors, including the independent directors, approved the renewal of the Advisory Agreement for an additional one-year term, extending the termination date of the agreement from December 31, 2023 to December 31, 2024. Renewals of the agreement must be approved by the Conflicts Committee. The Advisory Agreement may be terminated:

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

The following summarizes the fees payable to our Advisor:

•Effective as of December 6, 2017, our Advisor agreed to advance all of our organization and offering costs related to the Second Offering through December 31, 2018. In January 2019, we began reimbursing our Advisor for all such advanced expenses, and we reimbursed the Advisor ratably through December 31, 2023, to the extent cumulative organization and offering costs did not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. Additionally, we reimburse our Advisor for any organization and offering costs that it incurs on our behalf as and when incurred, to the extent that aggregate reimbursements to our Advisor for cumulative organization and offering costs do not exceed an amount equal to 2.5% of the gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and the distribution and stockholder servicing fees related to a particular public offering may not exceed 15.0% of gross proceeds from the offering. During the year ended December 31, 2023, we reimbursed the Advisor $9.7 million in organization and offering costs and all costs advanced related to the Second Offering were repaid by the end of the year.

•Our Advisor also receives asset management fees of 0.0625% per month of a) the cost of our real estate investments at the end of each month; provided that, with respect to real estate investments included in the most recent determination of our NAV per share, the asset management fees will be equal to 0.0625% per month of the most recently determined value of such real estate investments at the end of each month, and b) the aggregate proceeds received for selling interests in properties in the DST Program to third party investors. The asset management fee cannot exceed an amount equal to 1/12th of 1.25% of our NAV at the end of each applicable month. Additionally, the asset management fee can be paid, at our Advisor’s election, in cash, Class I shares or Class I OP Units in the Operating

Partnership. Our Advisor earned $30.5 million in asset management fees during the year ended December 31, 2023. These fees were paid in cash.

•We will reimburse our Advisor for all expenses paid or incurred by our Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our Advisor for any amount by which our operating expenses (including the asset management fee and the performance participation allocation) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of our average invested assets, or (B) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). Our total operating expenses did not exceed the 2%/25% Limitation as of the four fiscal quarters ended December 31, 2023. In 2023, our Advisor incurred $6.2 million in expenses, such as general and administrative expenses, on our behalf, which were reimbursed by us. See “Hines – Property Management and Leasing Agreements” below for additional information concerning expense reimbursements to Hines.

We also agreed to indemnify our Advisor against losses it incurs in connection with its performance of its obligations under the Advisory Agreement, subject to terms and conditions in the Advisory Agreement.

Through its ownership of the Special OP Units of the Operating Partnership, our Advisor also holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV for the applicable period. Under the limited partnership agreement of the Operating Partnership, the annual total return will be allocated solely to our Advisor after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between our Advisor and all other unit holders is equal to 12.5% and 87.5% respectively. Thereafter, our Advisor will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year, so long as the Advisory Agreement has not been terminated, and will be paid in cash or Class I OP Units of the Operating Partnership, at the election of our Advisor. For the year ended December 31, 2023, our Advisor did not earn a performance participation allocation.

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

During the year ended December 31, 2023:

•the Dealer Manager earned approximately $0.3 million in dealer manager fees, which excludes the amount paid to the Dealer Manager by our Advisor, a portion of which the Dealer Manager re-allowed to participating broker dealers;

•the Dealer Manager earned approximately $2.9 million in selling commissions, all of which the Dealer Manager re-allowed to participating broker dealers; and

•the Dealer Manager earned approximately $10.4 million in distribution and stockholder servicing fees, all of which the Dealer Manager re-allowed to participating broker dealers.

Hines

Property Management and Leasing Agreements

Hines or its affiliates manage the properties in which we invest. When we acquire properties directly, we expect that we will pay Hines property management fees, leasing fees, tenant construction fees and other fees customarily paid to a property manager. Hines is wholly-owned by Jeffrey C. Hines.

During the year ended December 31, 2023, Hines earned the following approximate amounts pursuant to property management agreements under which Hines manages some of our properties:

•$6.6 million in property management fees;

•$2.5 million in leasing commissions and construction management fees; and

•$14.9 million for all costs Hines incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreements.

Ownership Interests

The Operating Partnership

On July 31, 2013, we formed the Operating Partnership. Hines Global REIT II Associates Limited Partnership made an initial investment of $190,000 in limited partnership interests of the Operating Partnership and owned less than a 0.1% limited partnership interest in the Operating Partnership as of December 31, 2023. Our Advisor owns the Special OP Units in the Operating Partnership, as described in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

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

Item 14.  Principal Accounting Fees and Services

Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively “Deloitte & Touche”) serve as our principal accounting firm. Deloitte & Touche audited our financial statements for the years ended December 31, 2023 and 2022. Deloitte & Touche reports directly to our Audit Committee.

Fees

Deloitte & Touche’s aggregate fees billed to us for the fiscal years ended December 31, 2023 and 2022 are as follows:

	2023	2022
Audit Fees	$1,046,900	$1,125,000
Audit-Related Fees (1)	37,000	35,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,083,900	$1,160,000
(1)    These fees primarily relate to internal control attestation consultations, accounting consultations and other attestation services.

Pre-approval Policies and Procedures

Our Audit Committee has adopted a pre-approval policy requiring the Audit Committee to pre-approve all audit and permissible non-audit services to be performed by Deloitte & Touche. In determining whether or not to pre-approve services, the Audit Committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC, and, if permissible, the potential effect of such services on the independence of Deloitte & Touche. All services performed for us in 2023 were pre-approved or ratified by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Global Income Trust, Inc.
Consolidated Financial Statements — as of December 31, 2023 and 2022 and for the Years Ended December 31, 2023, 2022 and 2021.

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts is set forth beginning on page 131 hereof.

Schedule III — Real Estate Assets and Accumulated Depreciation is set forth beginning on page 132 hereof.

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

* * * * * *

Hines Global Income Trust, Inc.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions	Balance at the End of the Period
	(amounts in thousands)
Deferred Tax Asset Valuation Allowance as of December 31, 2023	$9,792	$2,160	$(676)	$11,276
Deferred Tax Asset Valuation Allowance as of December 31, 2022	$11,415	$2,843	$(4,466)	$9,792
Deferred Tax Asset Valuation Allowance as of December 31, 2021	$3,279	$10,736	$(2,600)	$11,415

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2023

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2023
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)		Date of Construction	Date Acquired
(In thousands)
Cottonwood Corporate Center	Salt Lake City, Utah	$—	$13,600	$98,758	$112,358	$7,812	$13,600	$106,570	$120,170	$(19,751)		1997, 2000	7/5/2016
Rookwood	Cincinnati, Ohio	—	45,320	132,466	177,786	3,743	45,318	136,211	181,529	(23,515)		1993, 2000	1/6/2017
Montrose Student Residences	Dublin, Ireland	24,947	5,825	34,499	40,324	4,976	5,825	39,475	45,300	(2,246)	(f)	1964, 2013-2015	3/24/2017
Queen's Court Student Residences	Reading, United Kingdom	37,554	13,507	48,653	62,160	3,996	13,507	52,649	66,156	(8,478)		2016	10/11/2017
Fresh Park Venlo	Venlo, The Netherlands	95,705	—	130,207	130,207	13,375	—	143,582	143,582	(18,201)		1960-2018	10/5/2018
Maintal Logistics	Maintal, Germany	17,214	14,551	29,211	43,762	3,177	14,551	32,388	46,939	(3,954)		1974, 2001-2002	12/31/2018
ABC Westland	The Hague, Netherlands	87,106	75,183	90,326	165,509	6,527	75,174	96,862	172,036	(10,984)		1969-2018	5/3/2019
Promenade Shops at Briargate	Colorado Springs, Colorado	—	19,199	55,425	74,624	4,349	19,199	59,774	78,973	(6,670)		2003	9/13/2019
Gdańsk PL II	Gdańsk, Poland	17,772	6,128	18,567	24,695	(3)	6,128	18,564	24,692	(1,982)		2013, 2015	9/24/2019
Łódź Urban Logistics	Łódź , Poland	14,387	—	18,906	18,906	(16)	—	18,890	18,890	(2,022)		2018-2019	9/26/2019
Glasgow West End	Glasgow, United Kingdom	65,036	22,811	67,848	90,659	3,084	22,811	70,932	93,743	(7,948)		2017	9/27/2019
The Alloy	College Park, Maryland	—	14,194	81,956	96,150	344	14,194	82,300	96,494	(8,727)		2019	11/12/2019
Charles Tyrwhitt Distribution Centre	Milton Keynes, United Kingdom	11,833	6,942	11,095	18,037	(20)	6,942	11,075	18,017	(1,148)		2010	11/8/2019
DSG Bristol	Bristol, United Kingdom	27,481	17,536	22,277	39,813	(17)	17,534	22,262	39,796	(2,293)		2006	11/18/2019
The Emerson	Centreville, Virginia	—	17,725	97,659	115,384	329	17,725	97,988	115,713	(9,913)		2019	1/24/2020
Madrid Airport Complex	Madrid, Spain	26,211	47,042	3,700	50,742	(2,496)	47,014	1,232	48,246	—		1991	6/19/2020
Wakefield Logistics	Wakefield, United Kingdom	14,808	9,327	15,224	24,551	1	9,327	15,225	24,552	(1,331)		1991, 2019	7/2/2020
Advanced Manufacturing Portfolio	Santa Clara, California	—	53,636	34,826	88,462	2,126	53,636	36,952	90,588	(3,319)		1970, 1983, 1998	8/31/2020
6100 Schertz Parkway	Schertz, Texas	—	3,880	103,404	107,284	(1)	3,880	103,403	107,283	(7,904)		2013	12/11/2020
5100 Cross Point	Coventry, United Kingdom	12,743	11,754	10,113	21,867	(49)	11,754	10,064	21,818	(762)		1994, 2015	12/22/2020
5301 Patrick Henry	Santa Clara, California	—	19,089	36,651	55,740	433	19,089	37,084	56,173	(2,671)		1982, 2016	2/10/2021
900 Patrol Road	Jeffersonville, Indiana	—	7,977	79,242	87,219	(6)	7,976	79,237	87,213	(5,197)		2012	5/17/2021
1015 Half Street	Washington, D.C.	—	32,884	131,745	164,629	13,915	32,884	145,660	178,544	(10,013)		2011	5/19/2021
Miramar Activity Business Center	San Diego, California	—	19,573	17,007	36,580	26	19,573	17,033	36,606	(1,066)		1987, 2018	6/30/2021
Eastgate Park	Prague, Czech Republic	24,706	17,588	23,123	40,711	2,815	17,588	25,938	43,526	(2,004)		1980, 2019, 2021	10/26/2021
Bradley Business Center	Chicago, Illinois	—	28,735	55,400	84,135	237	28,735	55,637	84,372	(2,893)		1956, 1989, 2012, 2014	11/16/2021

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2023
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)	Date of Construction	Date Acquired
WGN Studios	Chicago, Illinois	—	13,020	12,469	25,489	41	13,020	12,510	25,530	(652)	1960	11/30/2021
Waypoint	Torrance, California	—	18,009	15,256	33,265	221	18,009	15,477	33,486	(837)	1963, 2014	12/10/2021
Center Place	Providence, Rhode Island	—	—	72,811	72,811	2,356	—	75,167	75,167	(4,017)	1991	12/22/2021
Liberty Station	San Diego, California	—	50,331	48,400	98,731	1,038	50,331	49,438	99,769	(2,418)	2003-2006	1/24/2022
1315 N. North Branch	Chicago, Illinois	—	14,122	20,118	34,240	20	14,122	20,138	34,260	(925)	1912, 2021	2/18/2022
Burbank Media Studios	Burbank, California	—	28,616	4,246	32,862	306	28,616	4,552	33,168	(210)	2022	2/25/2022
Central City Coventry	Coventry, United Kingdom	11,593	36,886	4,150	41,036	511	36,886	4,661	41,547	(1,308)	1912	3/30/2022
Wells Fargo Center	Hillsboro, Oregon	—	20,498	12,149	32,647	34	20,498	12,183	32,681	(523)	1978, 2009	4/14/2022
Waverly Place	Cary, North Carolina	—	12,395	60,724	73,119	1,004	12,395	61,728	74,123	(2,357)	1986, 2014	6/15/2022
Nashville Self Storage Portfolio	Nashville, Tennessee	—	7,821	90,055	97,876	(2)	7,821	90,053	97,874	(3,349)	2019, 2020	7/7/2022
200 Park Place	Houston, Texas	—	6,384	97,669	104,053	(150)	6,384	97,519	103,903	(3,533)	2020	7/21/2022
Gables Station	Miami, Florida	—	51,282	380,626	431,908	306	51,282	380,932	432,214	(13,197)	2021	8/26/2022
EMME	Chicago, Illinois	—	17,694	55,571	73,265	38	17,694	55,609	73,303	(749)	2017	6/21/2023
I-70 Logistics Center	Columbus, Ohio	—	3,655	57,767	61,422	52	3,655	57,819	61,474	(550)	2023	8/15/2023
IBM 500 Campus	Durham, North Carolina	—	21,295	2,491	23,786	—	21,295	2,491	23,786	(24)	1986-1989, 2019	12/14/2023
		$489,096	$826,014	$2,382,790	$3,208,804	$74,432	$825,972	$2,457,264	$3,283,236	$(199,641)

(a)Assets consist of quality office, retail, industrial and residential/living properties.
(b)Components of initial cost for the property acquired using a foreign currency were converted using the December 31, 2023 balance sheet rate.
(c)Costs capitalized subsequent to addition are presented net of any write-offs.
(d)The aggregate cost for federal income tax purposes is $3.2 billion as of December 31, 2023.
(e)Real estate assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings.

The changes in total real estate assets for the years ended December 31,

	2023	2022	2021
Gross real estate assets
Balance, beginning of period	$3,078,079	$2,180,601	$1,618,079
Additions during the period:
Acquisitions	158,517	1,014,129	591,136
Other additions	11,403	49,631	21,773
Write-Offs/Cost of real estate sold	—	(101,323)	(11,052)
Effect of changes in foreign currency exchange rates	35,237	(64,959)	(39,335)
Balance, end of period	$3,283,236	$3,078,079	$2,180,601
Accumulated Depreciation
Balance, beginning of period	$(137,962)	$(95,479)	$(60,019)
Depreciation	(65,463)	(52,572)	(48,461)
Effect of changes in foreign currency exchange rates	3,784	3,827	13,001
Retirement or sales of assets	—	6,262	—
Balance, end of period	$(199,641)	$(137,962)	$(95,479)

INDEX TO EXHIBITS

Exhibit No.	Description
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

10.3
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and Hines Interests Limited Partnership (Domestic Multi-family and Industrial Properties) (filed as Exhibit 10.30 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.4	Form of Restricted Share Award Agreement (filed as Exhibit 99(a)(1)(G) to the Registrant’s tender offer statement on Schedule TO on October 3, 2017 and incorporated by reference herein)
10.5
Selected Dealer Agreement, dated as of December 13, 2018, by and among Hines Global Income Trust, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP and Ameriprise Financial Services, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December, 19 2018 and incorporated by reference herein)

10.6
Cost Reimbursement Agreement, dated as of December 13, 2018, by and among Hines Global Income Trust, Inc., Hines Securities, Inc., Hines Global REIT II Advisors LP, and American Enterprise Investment Services Inc. (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on December, 19 2018 and incorporated by reference herein)

Exhibit No.	Description
10.7
Amended and Restated Credit Agreement, dated as of July 30, 2021 among HGIT Properties, LP, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on August 5, 2021 and incorporated by reference herein)

10.8
Amendment to the Amended and Restated Credit Agreement, dated as of December 20, 2021 among HGIT Properties, LP, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 21, 2021 and incorporated by reference herein)

10.9
Second Amended and Restated Advisory Agreement, dated as of September 14, 2022, by and among HGIT Advisors LP, HGIT Properties LP and Hines Global Income Trust, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on September 20, 2022 and incorporated by reference herein)

10.10
Sixth Amended and Restated Limited Partnership Agreement of HGIT Properties, LP, dated as of September 14, 2022 (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K on September 20, 2022 and incorporated by reference herein)

10.11
Second Amendment to the Amended and Restated Credit Agreement, dated as of March 24, 2023, by and among HGIT Properties, LP, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q on May 11, 2023 and incorporated by reference herein)

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

HINES GLOBAL INCOME TRUST, INC. (registrant)

March 27, 2024	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 27, 2024.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chief Executive Officer and Chairman of the Board of Directors	March 27, 2024
Jeffrey C. Hines	(Principal Executive Officer)

/s/ J. Shea Morgenroth	Chief Financial Officer	March 27, 2024
J. Shea Morgenroth	(Principal Financial Officer)

/s/ A. Gordon Findlay	Chief Accounting Officer, Treasurer and Secretary	March 27, 2024
A. Gordon Findlay	(Principal Accounting Officer)

/s/ Dougal A. Cameron	Director	March 27, 2024
Dougal A. Cameron

/s/ John O. Niemann, Jr.	Director	March 27, 2024
John O. Niemann, Jr.

/s/ David L. Steinbach	Director	March 27, 2024
David L. Steinbach

/s/ Dr. Ruth J. Simmons	Director	March 27, 2024
Dr. Ruth J. Simmons