Form 10-Q
period 2024-03-31
HINES GLOBAL INCOME TRUST, INC.
filed 2024-05-13
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of May 1, 2024, approximately 33.4 million shares of the registrant’s Class AX common stock, 77,545 shares of the registrant’s Class JX common stock, 53.2 million shares of the registrant’s Class T common stock, 261.9 million shares of the registrant’s Class S common stock, 35.8 million shares of the registrant’s Class D common stock and 110.0 million shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2024	December 31, 2023
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$3,196,325	$3,083,595
Investments in real estate-related securities	153,262	145,307
Cash and cash equivalents	90,059	105,580
Restricted cash	7,455	8,193
Derivative instruments	33,688	27,917
Tenant and other receivables, net	54,965	52,222
Intangible lease assets, net	275,762	285,969
Financing lease right-of-use asset, net	15,578	15,611
Deferred leasing costs, net	63,792	63,862
Deferred financing costs, net	478	637
Other assets	30,627	33,791
Total assets	$3,921,991	$3,822,684
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$79,497	$77,178
Due to affiliates	62,621	65,925
Intangible lease liabilities, net	56,838	59,074
Other liabilities	49,930	57,536
Financing lease liability	17,440	17,429
Financing obligations	248,405	191,966
Distributions payable	12,860	12,801
Notes payable, net	1,493,320	1,375,046
Total liabilities	2,020,911	1,856,955

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2024 and December 31, 2023	—	—
Common shares, $0.001 par value per share (Note 7)	259	259
Additional paid-in capital	2,536,864	2,542,008
Accumulated distributions in excess of earnings	(627,613)	(573,316)
Accumulated other comprehensive income (loss)	(8,430)	(3,222)
Total stockholders’ equity	1,901,080	1,965,729
Noncontrolling interests	—	—
Total equity	1,901,080	1,965,729
Total liabilities and equity	$3,921,991	$3,822,684
See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$82,418	$73,562
Other revenue	3,073	2,555
Total revenues	85,491	76,117
Expenses:
Property operating expenses	20,517	17,446
Real property taxes	10,502	9,540
Property management fees	2,699	2,099
Depreciation and amortization	32,971	35,391
Asset management fees	8,282	7,503
General and administrative expenses	2,445	2,329
Total expenses	77,416	74,308
Other income (expenses):
Gain (loss) on derivative instruments	3,676	(101)
Gain (loss) on investments in real estate-related securities	(1,411)	2,063
Foreign currency gains (losses)	(389)	587
Interest expense	(29,760)	(19,015)
Other income and expenses	4,416	3,381
Income (loss) before benefit (provision) for income taxes	(15,393)	(11,276)
Benefit (provision) for income taxes	(360)	160
Net income (loss)	(15,753)	(11,116)
Net (income) loss attributable to noncontrolling interests	(3)	(3)
Net income (loss) attributable to common stockholders	$(15,756)	$(11,119)
Basic and diluted income (loss) per common share	$(0.06)	$(0.04)
Weighted average number of common shares outstanding	261,153	256,013

Comprehensive income (loss):
Net income (loss)	$(15,753)	$(11,116)
Other comprehensive income (loss):
Foreign currency translation adjustment	(5,208)	6,330
Comprehensive income (loss)	$(20,961)	$(4,786)
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(3)
Comprehensive income (loss) attributable to common stockholders	$(20,964)	$(4,789)

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2024	261,006	$259	$2,542,008	$(573,316)	$(3,222)	$1,965,729	$—
Issuance of common shares	6,844	7	69,368	—	—	69,375	—
Distributions declared	—	—	—	(38,541)	—	(38,541)	(3)
Redemption of common shares	(6,782)	(7)	(72,524)	—	—	(72,531)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(247)	—	—	(247)	—
Offering costs	—	—	(1,741)	—	—	(1,741)	—
Net income (loss)	—	—	—	(15,756)	—	(15,756)	3
Foreign currency translation adjustment	—	—	—	—	(5,208)	(5,208)	—
Balance as of March 31, 2024	261,068	$259	$2,536,864	$(627,613)	$(8,430)	$1,901,080	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2023	250,577	$250	$2,445,101	$(382,973)	$(17,092)	$2,045,286	$—
Issuance of common shares	11,362	10	126,097	—	—	126,107	—
Distributions declared	—	—	—	(37,366)	—	(37,366)	(3)
Redemption of common shares	(4,014)	(4)	(53,023)	—	—	(53,027)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(3,807)	—	—	(3,807)	—
Offering costs	—	—	(1,314)	—	—	(1,314)	—
Net income (loss)	—	—	—	(11,119)	—	(11,119)	3
Foreign currency translation adjustment	—	—	—	—	6,330	6,330	—
Balance as of March 31, 2023	257,925	$256	$2,513,054	$(431,458)	$(10,762)	$2,071,090	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,753)	$(11,116)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	34,566	36,601
Foreign currency (gains) losses	389	(587)
(Gain) loss on derivative instruments	(3,676)	101
(Gain) loss on investments in real estate-related securities	1,411	(2,063)
Changes in assets and liabilities:
Change in other assets	(1,145)	(3,325)
Change in tenant and other receivables	(2,926)	(2,116)
Change in deferred leasing costs	(3,144)	(2,765)
Change in accounts payable and accrued expenses	(4,522)	(4,701)
Change in other liabilities	(6,315)	(984)
Change in due to affiliates	(940)	(17,554)
Net cash from (used in) operating activities	(2,055)	(8,509)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(137,829)	—
Capital expenditures at operating properties	(4,278)	(5,982)
Purchases of real estate-related securities	(40,201)	(19,480)
Proceeds from settlement of real estate-related securities	30,836	23,915
Proceeds from settlement of interest rate contracts	9,457	4,606
Payments related to interest rate contracts	(12,013)	(5,115)
Net cash from (used in) investing activities	(154,028)	(2,056)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	48,813	106,597
Redemption of common shares	(68,274)	(43,931)
Payment of offering costs	(1,447)	(2,574)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(2,712)	(3,833)
Distributions paid to stockholders and noncontrolling interests	(17,981)	(17,557)
Proceeds from financing obligations	56,710	23,864
Payments on financing obligations	(269)	—
Proceeds from notes payable	233,776	19,000
Payments on notes payable	(107,431)	(85,972)
Change in security deposit liability	(233)	101
Deferred financing costs paid	(423)	(221)
Net cash from (used in) financing activities	140,529	(4,526)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(705)	677
Net change in cash, restricted cash and cash equivalents	(16,259)	(14,414)
Cash, restricted cash and cash equivalents, beginning of period	113,773	127,542
Cash, restricted cash and cash equivalents, end of period	$97,514	$113,128

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2024 and 2023

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of March 31, 2024 and December 31, 2023, and the results of operations, changes in stockholders’ equity, and cash flows for the three months ended March 31, 2024 and 2023, have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023.

Hines Global Income Trust, Inc. (the “Company”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 65 years. The Company is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through HGIT Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of March 31, 2024 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

As of March 31, 2024, the Company owned direct real estate investments in 42 properties totaling 18.0 million square feet that were 96% leased. The Company raises capital for its investments through continuous public offerings of its common stock. The Company launched its third public offering of up to $2.5 billion in shares of its common stock (the “Third Offering”) on June 2, 2021 through which it is offering up to $2.5 billion in shares of common stock including $500.0 million of shares offered under its distribution reinvestment plan. As of March 31, 2024, the Company had received gross offering proceeds of approximately $3.3 billion from the sale of 309.9 million shares through its public offerings, including shares issued pursuant to its distribution reinvestment plan.

In addition to the Company’s public offerings, in September 2022, the Company, through its Operating Partnership, launched a program to raise capital through private placement offerings exempt from registration under the Securities Act of 1933, as amended, by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of March 31, 2024, the Company has raised net offering proceeds of $249.3 million through the DST Program.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The Company’s condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company evaluates its assumptions and estimates on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Additionally, application of the Company’s accounting policies involves exercising judgments regarding assumptions as to future uncertainties. Actual results may differ from these estimates under different assumptions or conditions.

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of Hines Global Income Trust, Inc. and the Operating Partnership (over which the Company exercises financial and operating control). All intercompany balances and transactions have been eliminated in consolidation.

Variable Interest Entities

The Company has determined that the Operating Partnership is considered a variable interest entity (“VIE”). However, the Company meets the disclosure exemption criteria, as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest.

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in other income and expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024 and 2023 (in thousands):

	Gain (Loss) on Investments in Real Estate-Related Securities
	Three months ended March 31,
	2024	2023
Unrealized gain (loss)	$(1,826)	$6,197
Realized gain (loss)	415	(4,134)
Total gain (loss) on real estate-related securities	$(1,411)	$2,063

Tenant and Other Receivables

Tenant and other receivables consists primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost. Straight-line rent receivables were $40.1 million and $38.0 million as of March 31, 2024 and December 31, 2023, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical collection levels and current economic trends. The uncollectible portion of the portfolio is recorded as an adjustment to rental revenues.

Other Assets

Other assets included the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid insurance	$1,570	$1,158
Prepaid property taxes	8,422	7,532
Deferred tax assets (1)	13,661	13,282
Operating lease right-of-use asset, net	4,056	4,112
Other	2,918	7,707	(2)
Other assets	$30,627	$33,791

(1)Includes the effects of a valuation allowance of $11.5 million and $11.3 million as of March 31, 2024 and December 31, 2023, respectively.
(2)As of December 31, 2023, this included a $4.0 million deposit relating to the acquisition of Diridon West. See Note 3 —Investment Property for additional details.

Lessee Accounting

The Company has a ground lease agreement in which the Company is the lessee for land underneath Łódź Urban Logistics, which is being accounted for as an operating lease. The lease ends in December 2089 and has fixed payments. The rental expense associated with this lease was $22,000, and $20,000, for the three months ended March 31, 2024 and 2023, respectively. The Company has recorded a right-of-use asset, net of accumulated amortization, of approximately $4.1 million in other assets as of both March 31, 2024 and December 31, 2023, and has recorded a lease liability of approximately $1.5 million in other liabilities, as of both March 31, 2024 and December 31, 2023, in the Company’s condensed consolidated balance sheets.

The Company also has a ground lease agreement in which the Company is the lessee for land underneath Center Place, which is being accounted for as a financing lease. The lease ends in March 2142 and has fixed and variable payments. The rental expense associated with this lease was $25,000, and $23,000, for the three months ended March 31, 2024 and 2023, respectively. The Company has recorded a right-of-use asset, net of accumulated amortization, of approximately $15.6 million in financing lease right-of-use asset, net, as of both March 31, 2024 and December 31, 2023, and has recorded a lease liability of approximately $17.4 million in financing lease liability, as of both March 31, 2024 and December 31, 2023, in the Company’s condensed consolidated balance sheets.

The Company’s estimate of the amount of the right-of-use assets and lease liabilities included assumptions for the discount rate, which is based on the incremental borrowing rate of the lease contract. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a term similar to the lease. Since the term of the Łódź Urban Logistics and Center Place ground leases are much longer than a typical borrowing, the Company derived the incremental borrowing rate of 5.6% and 3.4% at lease inception for the ground leases at Łódź Urban Logistics and Center Place, respectively, as the spread in a current financing quote for the property, or its borrowing rate on its revolving credit facility if a current financing quote was not available, plus the applicable base rate corresponding to the longest term available in the base rate market. The tables below provide additional information regarding the Company’s lease liabilities for the period from April 1, 2024 through December 31, 2024 and for each of the years ending December 31, 2025 through December 31, 2029 and for the period thereafter (in thousands):

	Lease Payments
	Operating Leases	Financing Leases
April 1, 2024 through December 31, 2024	$—	$405
2025	88	540
2026	88	540
2027	88	540
2028	88	540
2029	88	540
Thereafter	5,295	69,271
Total	$5,735	$72,376

Ground Lease Liability	$1,499	$17,440
Undiscounted Excess Amount	$4,236	$54,936

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Buildings and improvements	$2,573,178	$2,457,264
Less: accumulated depreciation	(215,340)	(199,641)
Buildings and improvements, net	2,357,838	2,257,623
Land	838,487	825,972
Investment property, net	$3,196,325	$3,083,595

Recent Acquisitions of Investment Property

During the three months ended March 31, 2024, the Company acquired two investments for an aggregate net purchase price of $138.7 million, exclusive of transaction costs and working capital reserves. The amounts recognized for the asset acquisitions as of the acquisition dates were determined by allocating the net purchase price as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Out-of-Market Lease Intangibles, Net	Total
Diridon West	1/19/2024	$109,160	$8,357	$1,177	$—	$118,693
Floralaan(1)	3/25/2024	$10,554	$8,849	$3,381	$1,014	$23,798
(1)Floralaan is an addition to the Company’s existing ownership interest in Fresh Park Venlo, an industrial logistics property located in Venlo, Netherlands.

As of March 31, 2024, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$407,248	$26,372	$(82,173)
Less: accumulated amortization	(149,893)	(7,965)	25,335
Net	$257,355	$18,407	$(56,838)

As of December 31, 2023, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$413,171	$25,419	$(84,014)
Less: accumulated amortization	(145,221)	(7,400)	24,940
Net	$267,950	$18,019	$(59,074)

Amortization expense of in-place leases was $14.9 million and $19.0 million for the three months ended March 31, 2024 and 2023, respectively, which was recorded to depreciation and amortization on the condensed consolidated statements of operations and comprehensive income (loss). Net amortization of out-of-market leases resulted in an increase to rental revenue of $1.6 million and $1.9 million for the three months ended March 31, 2024 and 2023, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from April 1, 2024 through December 31, 2024 and for each of the years ending December 31, 2025 through December 31, 2029 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
April 1, 2024 through December 31, 2024	$41,683	$(4,297)
2025	$48,654	$(4,728)
2026	$39,705	$(2,745)
2027	$35,535	$(2,108)
2028	$30,429	$(2,213)
2029	$15,780	$(2,368)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the three months ended March 31, 2024 and 2023 were $12.1 million and $11.3 million, respectively, which are included in rental revenue on the condensed consolidated statements of operations and comprehensive income (loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of March 31, 2024, the approximate fixed future minimum rentals for the period from April 1, 2024 through December 31, 2024, for each of the years ending December 31, 2025 through 2029 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
April 1, 2024 through December 31, 2024	$153,044
2025	189,248
2026	172,364
2027	159,133
2028	137,944
2029	97,697
Thereafter	418,669
Total	$1,328,099

During the three months ended March 31, 2024 and 2023, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties, multi-family properties and self-storage properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. DST PROGRAM

In September 2022, the Company, through the Operating Partnership, launched a program to raise up to $1.0 billion in capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts (each, a “DST”) holding real properties (the “DST Program”). Under the DST Program, each private placement could offer interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (“DST Properties”). DST Properties may be sourced from properties currently owned by the Operating Partnership or newly acquired properties. The underlying interests of real properties sold to investors pursuant to such private placements are or will be leased-back by an indirect wholly owned subsidiary of the Operating Partnership (the “Master Tenant”) on a long-term basis of up to twenty years pursuant to a master lease agreement. These master lease agreements are fully guaranteed by the Operating Partnership. As compensation for the master lease guarantee, the Operating Partnership will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the beneficial interests in the DST from the investors during a 12-month period commencing two years after the closing of the applicable DST offering, in exchange for OP Units. As the Company retains the fair market value purchase option, which, if exercised, would allow the Company to acquire the real property owned by the DST, the proceeds from each private placement offering under the DST program are accounted for as a financing obligation on the condensed consolidated balance sheets.

Under the master lease, the Master Tenant is responsible for subleasing the property to occupying tenants and all underlying costs associated with operating the property, and is responsible for paying rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes) the sale of beneficial interests in the DST properties is being accounted for as a failed sales-leaseback transaction and as a result, the DST Properties are included in the Company’s consolidated financial statements, with the master lease rent payments accounted for using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as a reduction of the outstanding principal balance of the financing obligation. Upon the determination that it is probable that the Company will exercise the fair market value purchase option, the Company will recognize additional interest expense or interest income to the financing obligation to account for the difference between the fair value of the property and the outstanding liabilities. At that time, the Company will remeasure the fair value of these properties at each balance sheet date and adjust the non-cash interest expense recognized over the remaining term of the master lease for any changes in fair value. If the Company elects to repurchase the property prior to the maturity date of the master lease, the Company will record the difference between the repurchase amount and the financial obligation as additional non-cash interest expense in the period of repurchase. For financial reporting purposes, the rental revenues and rental expenses associated with the underlying property of each master lease are included in the respective line items on the Company’s condensed consolidated statements of operations and comprehensive income (loss). The net amount the Company receives from the underlying DST Properties may be more or less than the amount the Company pays to the investors in the specific DST and could fluctuate over time. The master lease agreements are triple-net leases, pursuant to which the Master Tenant will pay the stated rent and will be responsible for paying leasing costs, operating expenses, real estate taxes, special assessments, sales and use taxes, utilities, insurance and repairs for maintenance related to the DST Property.

As of March 31, 2024, the Company held four properties through the DST Program, which has raised net offering proceeds of $249.3 million through that date.

5. DEBT FINANCING

As of March 31, 2024 and December 31, 2023, the Company had approximately $1.5 billion and $1.4 billion of debt outstanding, respectively, with a weighted average years to maturity of 1.3 years and 1.6 years, respectively, and a weighted average interest rate of 3.64% and 3.55%, respectively. The following table describes the Company’s debt outstanding at March 31, 2024 and December 31, 2023 (in thousands, except interest rates):

Description	Maturity Date		Maximum Capacity in Functional Currency	Weighted Average Effective Interest Rate as of March 31, 2024		Principal Outstanding at March 31, 2024	Principal Outstanding at December 31, 2023
Fixed Rate Loans
Fixed rate secured mortgage debt	9/20/2024		N/A	1.05%	(1)	$31,303	$32,159
Seller-financed debt (2)	7/1/2034		N/A	1.55%		7,039	7,199
Total fixed rate loans						$38,342	$39,358
Variable Rate Loans
Floating rate secured mortgage debt	2/2025-6/2027		N/A	3.42%	(3)	$478,386	$449,738
JPMorgan Chase Credit Facility - Revolver	11/15/2024	(4)	$425,000	4.64%	(5)	381,000	291,000
JPMorgan Chase Credit Facility - First Term Loan	11/15/2024	(4)	$300,000	3.35%	(6)	300,000	300,000
JPMorgan Chase Credit Facility - Second Term Loan	12/20/2024	(4)	$300,000	3.35%	(6)	300,000	300,000
Total variable rate loans						$1,459,386	$1,340,738
Total Notes Payable						$1,497,728	$1,380,096
Total Principal Outstanding						$1,497,728	$1,380,096
Unamortized financing fees (7)						(4,408)	(5,050)
Total						$1,493,320	$1,375,046
(1)As of March 31, 2024, the effective interest rates on our fixed rate mortgage debt have been effectively fixed for the full term of the facilities using interest rate swap agreements as an economic hedge against the variability of future interest rates on the borrowing.
(2)Relates to a payment plan provided by the seller in relation to the Company’s acquisition of Fresh Park Venlo 3813 in July 2022.
(3)As of March 31, 2024, the effective interest rates on our floating rate mortgage debt ranged from 1.84% to 5.78%. The amount of principal outstanding as of March 31, 2024 includes $466.2 million that has been effectively fixed for the full term of the facilities by effective interest rate cap agreements or interest rate swap agreements as economic hedges against the variability of future interest rates on the borrowing.
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
(5)As of March 31, 2024, the outstanding balance includes $250.0 million with an effective interest rate that is effectively capped at 3.50% as a result of the Company entering into an interest rate cap agreement as an economic hedge against the variability of the future interest rate on the borrowings.
(6)As of March 31, 2024, the effective interest rates related to these loans were effectively capped at 3.35%, as a result of the Company entering into interest rate cap agreements as economic hedges against the variability of the future interest rate on the borrowings.
(7)Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $4.9 million and $5.7 million as of March 31, 2024 and December 31, 2023, respectively. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the three months ended March 31, 2024 and 2023, $0.8 million and $1.1 million of deferred financing costs were amortized into interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss), respectively.

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of March 31, 2024 or the date of this report.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from April 1, 2024 through December 31, 2024, for each of the years ending December 31, 2025 through December 31, 2028 and for the period thereafter (in thousands).

	Payments Due by Year
	April 1, 2024 through December 31, 2024		2025	2026	2027	2028	Thereafter
Principal payments	$1,013,940	(1)	$42,736	$100,731	$335,687	$629	$4,005
(1)Included in this amount is $681.0 million relating to the outstanding balance of the Revolver and the First Term Loan under the JPMorgan Credit Facility and $300.0 million relating to the outstanding balance of the Second Term Loan under the JPMorgan Credit Facility. The Company believes it is probable that its one remaining extension option relating to the Revolver and First Term Loan and two remaining extension options relating to the Second Term Loan will be exercised prior to maturity.

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

The table below provides additional information regarding the Company's derivative instruments as well as their location and fair value on our condensed consolidated balance sheets (in thousands, except number of contracts):

			Fair Value
			Derivative Instruments
Type	Number of Contracts	Notional Amount	Assets	Liabilities
As of March 31, 2024
Interest rate contracts	24	$1,347,544	$33,688	$—
Total derivative instruments	24	$1,347,544	$33,688	$—

As of December 31, 2023
Interest rate contracts	24	$1,210,493	$27,917	$—
Total derivative instruments	24	$1,210,493	$27,917	$—

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024 and 2023 (in thousands):

	Gain (Loss) on Derivative Instruments
	Three months ended March 31,
	2024	2023
Derivatives not designated as hedging instruments:
Interest rate contracts	$3,676	$(95)
Foreign currency forward contracts	—	(6)
Total gain (loss) on derivatives	$3,676	$(101)

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

Common Stock

As of March 31, 2024 and December 31, 2023, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	March 31, 2024			December 31, 2023
	Shares Authorized	Shares Issued and Outstanding		Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	33,707		40,000	34,153
Class TX common stock, $0.001 par value per share	40,000	—	(1)	40,000	—
Class IX common stock, $0.001 par value per share	10,000	—	(1)	10,000	—
Class JX common stock, $0.001 par value per share	10,000	77		10,000	76
Class T common stock, $0.001 par value per share	350,000	54,661		350,000	60,538
Class S common stock, $0.001 par value per share	350,000	29,291		350,000	28,962
Class D common stock, $0.001 par value per share	350,000	35,732		350,000	35,492
Class I common stock, $0.001 par value per share	350,000	107,600		350,000	101,785
(1)All remaining Class TX and IX shares previously issued and outstanding have been converted to Class AX and JX shares, respectively, in accordance with the Company’s charter.

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the three months ended March 31, 2024 and 2023 (in thousands).

	Class AX		Class TX		Class IX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	34,153	$34	—	$—	—	$—	76	$—	60,538	$61	28,962	$30	35,492	$34	101,785	$100	261,006	$259
Issuance of common shares	246	—	—	—	—	—	1	—	843	1	1,029	1	946	1	3,779	4	6,844	7
Conversion of common shares (1)	—	—	—	—	—	—	—	—	(5,288)	(5)	—	—	—	—	5,288	5	—	—
Redemption of common shares	(692)	(1)	—	—	—	—	—	—	(1,432)	(1)	(700)	(1)	(706)	(1)	(3,252)	(3)	(6,782)	(7)
Balance as of March 31, 2024	33,707	$33	—	$—	—	$—	77	$—	54,661	$56	29,291	$30	35,732	$34	107,600	$106	261,068	$259

	Class AX		Class TX		Class IX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount			Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	36,221	$34	142	$4	22	$—	64	$—	65,845	$65	24,806	$25	32,553	$32	90,924	$90	250,577	$250
Issuance of common shares	244	—	—	—	—	—	1	—	2,211	2	2,017	2	1,458	1	5,431	5	11,362	10
Conversion of common shares (1)	117	—	(117)	—	—	—	—	—	(439)	—	—	—	—	—	439	—	—	—
Redemption of common shares	(839)	(1)	—	—	—	—	—	—	(799)	(1)	(253)	—	(419)	—	(1,704)	(2)	(4,014)	(4)
Balance as of March 31, 2023	35,743	$33	25	$4	22	$—	65	$—	66,818	$66	26,570	$27	33,592	$33	95,090	$93	257,925	$256
(1)The Company will cease paying distribution and stockholder servicing fees with respect to certain share classes when the total of such fees reach certain thresholds. Once these respective thresholds are reached, Class TX shares are converted into Class AX shares, Class IX shares are converted into Class JX shares and Class T, S and D shares are converted into Class I shares.

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2023 through April 2024 at a gross distribution rate of $0.05208 per month for each share class (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees.

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

The following table outlines the Company’s total distributions declared to stockholders for each of the quarters ended during 2024 and 2023, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2024
March 31, 2024	$17,994	$20,547	$38,541
Total	$17,994	$20,547	$38,541
2023
December 31, 2023	$17,878	$20,458	$38,336
September 30, 2023	17,731	20,250	37,981
June 30, 2023	18,131	19,929	38,060
March 31, 2023	17,752	19,615	37,366
Total	$71,492	$80,252	$151,743

The table below outlines the net distributions declared for each class of shares for the three months ended March 31, 2024 and 2023, respectively. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors, less any applicable ongoing distribution and stockholder servicing fees (rounded to the nearest cent).

	Three Months Ended March 31,
	2024		2023
Distributions declared per Class AX share, net	$0.16		$0.16
Distributions declared per Class TX share, net	N/A	(1)	$0.13
Distributions declared per Class IX share, net	N/A	(2)	$0.15
Distributions declared per Class JX share, net	$0.16		$0.16
Distributions declared per Class T share, net	$0.13		$0.13
Distributions declared per Class S share, net	$0.14		$0.13
Distributions declared per Class D share, net	$0.15		$0.15
Distributions declared per Class I share, net	$0.16		$0.16
(1)There were no Class TX shares outstanding as of June 30, 2023, as all previously issued and outstanding shares were redeemed or converted to Class AX shares prior to that date. As a result, no distributions were declared on Class TX shares after June 30, 2023.
(2)There were no Class IX shares outstanding as of September 30, 2023, as all previously issued and outstanding shares were redeemed or converted to Class JX shares prior to that date. As a result, no distributions were declared on Class IX shares after September 30, 2023.

8. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and Hines Private Wealth Solutions LLC. (the "Dealer Manager"), Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended March 31,		Unpaid as of
Type and Recipient	2024	2023	March 31, 2024		December 31, 2023
Selling Commissions- Dealer Manager (1)	$345	$1,109	$—		$—
Dealer Manager Fee- Dealer Manager (1)	24	101	—		—
Distribution & Stockholder Servicing Fees- Dealer Manager (1)	(122)	2,597	56,638		59,103
Organization and Offering Costs- the Advisor	1,741	1,314	1,072		778
Asset Management Fees- the Advisor (2)	8,282	7,503	2,595		2,860
Other- the Advisor (3)	1,610	1,050	1,766		2,688
Property Management Fees- Hines and its affiliates	1,789	1,588	591		440
Development and Construction Management Fees- Hines and its affiliates (4)	349	107	477		424
Leasing Fees- Hines and its affiliates (5)	303	277	867		1,488
Expense Reimbursement- Hines and its affiliates (with respect to management and operations of the Company's properties) (6)	4,151	3,758	(1,385)	(7)	(1,856)	(7)
Total	$18,472	$19,404	$62,621		$65,925
(1)Some or all of these fees may be reallowed to participating broker dealers rather than being retained by the Dealer Manager.
(2)The Advisor is paid an asset management fee equal to 0.0625% per month of (a) the value of the Company’s real estate investments and (b) the aggregate proceeds received by the Company or its subsidiary for selling interests in properties in the DST Program to third party investors, net of up-front fees and expense reimbursements payable out of the gross sale proceeds from the sale of such DST Proceeds at the end of each month. The Advisor waived 50% of the asset management fee payable with respect to the DST Program through December 31, 2024. The Advisor is under no obligation to continue this waiver beyond that date. In no event will the asset management fee exceed an amount equal to 1/12th of 1.25% of the Company's net asset value.
(3)Includes amounts the Advisor paid on behalf of the Company such as general and administrative expenses and acquisition-related expenses.  These amounts are generally reimbursed to the Advisor during the month following the period in which they are incurred.
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
(6)Includes amounts with respect to the management and operation of the Company’s properties, such as allocated rent paid to affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment. These amounts are generally reimbursed to Hines and its affiliates during the month following the period in which they are incurred. Reimbursement of third party costs are not included in the incurred amounts.
(7)As of March 31, 2024 and December 31, 2023, the balance included $2.8 million and $3.3 million, respectively, in receivables related to rents collected by the Hines-affiliated property managers at the international student housing properties and UK industrial properties, which were being held in the property manager controlled bank accounts.

DST Program Fees

In connection with the DST Program described in Note 5 – DST Program, Hines Real Estate Exchange LLC (“HREX”), a wholly-owned subsidiary of the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placements of up to $1.0 billion of beneficial interests in specific DSTs. As compensation for conducting these private placements, HREX will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and O&O fees of up to 5.0%, 1.0% and 1.25%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. In addition, with respect to Class S DST interests, HREX will pay the Dealer Manager ongoing fees in amounts up to 0.25% of the equity investment per year. All of these fees are funded by the private investors in the DST Program at the time of their investment or through deductions from distributions paid to such investors. The Dealer Manager may re-allow such commissions, ongoing fees and a portion of such dealer manager fees to participating broker dealers. These fees totaled $2.4 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2024 and 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024	Investments in real estate-related securities	$153,262	$153,262	$—	$—
December 31, 2023	Investments in real estate-related securities	$145,307	$145,307	$—	$—

Financial Instruments Fair Value Disclosures

As of March 31, 2024, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $1.5 billion, was $1.5 billion. As of December 31, 2023, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $1.4 billion, was $1.4 billion. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

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

	Three Months Ended March 31,
	2024	2023
Revenues
Office investments	$21,297	$18,020
Industrial investments	23,553	22,595
Residential/Living investments	24,042	18,333
Retail investments	8,855	9,332
Other investments	7,744	7,837
Total revenues	$85,491	$76,117

For the three months ended March 31, 2024 and 2023, the Company’s total revenues were attributable to the following countries:

	Three Months Ended March 31,
	2024	2023
Total revenues
United States	76%	75%
The Netherlands	10%	10%
United Kingdom	8%	8%
Poland	2%	2%
Spain	1%	2%
Czech Republic	1%	2%
Ireland	1%	1%
Germany	1%	—%	*
* Amount is less than 1%

For the three months ended March 31, 2024 and 2023, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues in excess of property expenses (1)
Office investments	$14,455	$11,315
Industrial investments	13,785	14,220
Residential/Living investments	12,815	10,075
Retail investments	5,267	5,843
Other investments	5,451	5,579
Total revenues in excess of property expenses	$51,773	$47,032

(1)Revenues less property operating expenses, real property taxes and property management fees.

As of March 31, 2024 and December 31, 2023, the Company’s total assets by segment were as follows (in thousands):

	March 31, 2024	December 31, 2023
Assets
Office investments	$747,153	$757,975
Industrial investments	1,108,605	1,089,817
Residential/Living investments	1,112,257	1,005,255
Retail investments	360,804	368,023
Other investments	370,811	374,555
Corporate-level accounts	222,361	227,059
Total assets	$3,921,991	$3,822,684

As of March 31, 2024 and December 31, 2023, the Company’s total assets were attributable to the following countries:

	March 31, 2024	December 31, 2023
Total assets
United States	77%	77%
The Netherlands	9%	8%
United Kingdom	8%	9%
Spain	2%	2%
Poland	1%	1%
Germany	1%	1%
Czech Republic	1%	1%
Ireland	1%	1%
3

For the three months ended March 31, 2024 and 2023 the Company’s reconciliation of the Company’s property revenue in excess of expenses is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Reconciliation to revenues in excess of property expenses
Net income (loss)	$(15,753)	$(11,116)
Depreciation and amortization	32,971	35,391
Asset management fees	8,282	7,503
General and administrative expenses	2,445	2,329
(Gain) loss on derivative instruments	(3,676)	101
(Gain) loss on investments in real estate-related securities	1,411	(2,063)
Foreign currency (gains) losses	389	(587)
Interest expense	29,760	19,015
Other income and expenses	(4,416)	(3,381)
(Benefit) provision for income taxes	360	(160)
Total revenues in excess of property expenses	$51,773	$47,032

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$28,854	$16,213
Cash paid for income taxes	$205	$995
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$12,860	$12,547
Distributions reinvested	$20,506	$19,436
Shares tendered for redemption	$20,287	$20,822
Non-cash net liabilities (assets) assumed	$907	$—
Offering costs payable to the Advisor	$1,741	$1,314
Distribution and stockholder servicing fees payable to the Dealer Manager	$(123)	$2,597
Accrued capital additions	$5,535	$1,229

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

*****

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the risk factors under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We raise capital for our investments through public offerings of our common stock. We intend to conduct a continuous public offering with unlimited duration by registering a series of consecutive public offerings with the Securities and Exchange Commission (“SEC”). We launched our third public offering of up to $2.5 billion in shares of common stock on June 2, 2021. We have raised $3.3 billion from the sale of 309.9 million shares through our public offerings as of March 31, 2024, including shares issued pursuant to our distribution reinvestment plan. We, through HGIT Properties, LP (the “Operating Partnership”), launched our DST program in September 2022, through which we may raise capital through private placement offerings of beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of March 31, 2024, we held four properties through the DST Program, and have raised net offering proceeds of $249.3 million through the DST Program offerings.

Summary of 2024 Activities

Presented below are highlights of our activities during the three months ended March 31, 2024:
Capital Raising and Performance
•For the three months ended March 31, 2024, we raised $69.4 million of gross proceeds from the sale of common stock through our public offerings, including shares issued pursuant to our distribution reinvestment plan. Additionally, we raised net offering proceeds of $56.7 million through the DST program.
•For the three months ended March 31, 2024, we declared distributions of $38.5 million. Our gross annualized distribution rate has remained at $0.625 per share since January 2019.
•For the three months ended March 31, 2024, we redeemed $68.3 million in shares of our common stock pursuant to our share redemption program.
•2023 and 2024 have been characterized by muted transaction volumes, challenging macroeconomic conditions and elevated interest rates. Despite this environment, Hines Global maintained its stable annualized distribution rate of $0.625 and had a year-to-date total return of 1.06% for Class I shares for the three months ended March 31, 2024. Total return is calculated as the change in our NAV per share during the respective period, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares. Refer to “Performance Summary of Share Classes” below for a more comprehensive summary of the performance of all our share classes.
Investments and Financing Activities
•During the three months ended March 31, 2024, we acquired two investments for an aggregate net purchase price of $138.7 million. See Note 3—Investment Property for additional information regarding these acquisitions.
•Interest rates rose dramatically throughout 2022, but stabilized during 2023. The weighted average interest rate on our total outstanding debt increased from 1.83% as of December 31, 2022 to 3.55% as of December 31, 2023 and 3.64% as of March 31, 2024 (including the effect of interest rate contracts). Approximately 90% of our total debt outstanding as of March 31, 2024 has fixed interest rates or has been fixed through the use of interest rate caps. Additionally, our portfolio was 34% levered based on the values of our real estate investments as of March 31, 2024, 33% as of December 31, 2023 and 30% as of March 31, 2023.

Our Real Estate Portfolio

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of March 31, 2024, we owned interests in 42 real estate investments consisting of 18.0 million square feet of leasable space that was 96% leased. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of March 31, 2024 (“Estimated Values”), which are consistent with the values used to determine our NAV per share on that date.

The following chart depicts the location of our real estate investments as of March 31, 2024. Approximately 70% of our portfolio is located throughout the United States and approximately 30% is located internationally, based on the Estimated Values.

The following table provides additional information regarding each of our properties, including DST properties, and is presented as of March 31, 2024 except as described in the footnotes below.

Property	Location	Date Acquired	Leasable Square Feet		Percent Leased
Office Investments
Cottonwood Corporate Center	Salt Lake City, Utah	7/2016	484,897		86%
1015 Half Street	Washington D.C.	5/2021	396,335		98%
Waypoint	Torrance, California	12/2021	146,478		97%
Liberty Station	San Diego, California	1/2022	187,230		93%
1315 N. North Branch	Chicago, Illinois	2/2022	108,267		100%
200 Park Place (2)	Houston, Texas	7/2022	206,943		100%
IBM 500 Campus	Durham, North Carolina	12/2023	773,885		100%
Total Office			2,304,035		96%

Industrial Investments
Domestic Industrial
Advanced Manufacturing Portfolio	Santa Clara, California	8/2020	419,256		95%
6000 Schertz	Schertz, Texas	12/2020	1,262,294		100%
900 Patrol Road	Jeffersonville, Indiana	5/2021	1,015,740		100%
Miramar Activity Business Center	Miramar, California	6/2021	163,764		88%
I-70 Logistics Center	Columbus, Ohio	8/2023	697,829		100%
Total Domestic Industrial			3,558,883		99%

Central Europe Industrial
Fresh Park Venlo	Venlo, Netherlands	10/2018	3,277,149		93%
Maintal Logistics	Frankfurt, Germany	12/2018	394,975		60%
ABC Westland	The Hague, Netherlands	5/2019	1,582,025		95%
Gdańsk PL II	Gdańsk, Poland	9/2019	346,996		100%
Łódź Urban Logistics	Łódź, Poland	9/2019	389,229		100%
Madrid Airport Complex	Madrid, Spain	6/2020	N/A	(3)	N/A	(3)
Eastgate Park	Prague, Czech Republic	10/2021	420,888		99%
Total Central Europe Industrial			6,411,262		92%

U.K. Industrial
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	11/2019	145,452		100%
DSG Bristol	Bristol, United Kingdom	11/2019	269,089		100%
Wakefield Logistics	Wakefield, United Kingdom	7/2020	207,115		100%
5100 Cross Point	Coventry, United Kingdom	12/2020	146,652		100%
Central City Coventry	Coventry, United Kingdom	3/2022	399,124		100%
Total U.K. Industrial			1,167,432		100%
Total Industrial			11,137,577		95%

Residential/Living Investments
Domestic Residential/Living
The Alloy	College Park, Maryland	11/2019	230,362	95%
The Emerson (2)	Centreville, Virginia	1/2020	328,341	97%
Center Place	Providence, Rhode Island	12/2021	242,261	96%
Gables Station	Miami, Florida	8/2022	612,527	98%
EMME (2)	Chicago, Illinois	6/2023	134,908	96%
Diridon West (2)	San Jose, California	1/2024	197,774	93%
Total Domestic Residential/Living			1,746,173	97%

International Residential/Living
Montrose Student Residences	Dublin, Ireland	3/2017	51,649	98%
Queen’s Court Student Residences	Reading, United Kingdom	10/2017	105,895	100%
Glasgow West End	Glasgow, United Kingdom	9/2019	232,428	96%
Total International Residential/Living			389,972	97%
Total Residential/Living			2,136,145	97%

Retail Investments
Rookwood	Cincinnati, Ohio	1/2017	594,418	95%
Promenade Shops at Briargate	Colorado Springs, Colorado	9/2019	239,026	96%
Waverly Place	Cary, North Carolina	6/2022	207,799	94%
Total Retail			1,041,243	95%

Other Investments
5301 Patrick Henry	Santa Clara, California	2/2021	129,199	100%
Bradley Business Center	Chicago, Illinois	11/2021	467,410	98%
WGN Studios	Chicago, Illinois	11/2021	131,515	100%
Burbank Media Studios	Burbank, California	2/2022	85,285	100%
Wells Fargo Center	Hillsboro, Oregon	4/2022	212,363	100%
Nashville Self Storage Portfolio (1)	Nashville, Tennessee	7/2022	354,537	86%
Total Other			1,380,309	96%

Total for All Investments			17,999,309	96%

(1)Nashville Self Storage Portfolio is comprised of five self storage properties located in greater Nashville, Tennessee.

(2)Held through our DST Program as of March 31, 2024. See Item 1. “Note 4 — DST Program” for additional information.

(3)In January 2024, we commenced the redevelopment of the Madrid Airport Complex following the expiration of the tenant’s lease on December 31, 2023. The new project is expected to consist of a three-building, 700,000 square foot Class-A logistics park. The new park is expected to be re-branded as Nexus Barajas and provide future tenants a superior last mile distribution location and is expected to be completed in 2025.

NAV and Distributions

We began determining our NAV per share on a monthly basis in January 2018. As noted in the chart below, the NAV increased between the beginning of 2018 and the end of 2019, but fell to a low of $9.71 as of April 30, 2020 driven primarily by the adverse impact on global commercial activity and volatility in financial markets caused by the Coronavirus pandemic, which affected the performance and value of our investment properties during that time. Further, despite a strong performance during 2021 and the first half of 2022, our NAV per share fell from its peak in June 2022, primarily as a result of higher interest rates and challenging macroeconomic conditions. Set forth below is additional historical information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).
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
The table below discloses the total returns for the classes of shares that are available for investment:

As of March 31, 2024
Shares Class (1)	YTD	1-Year	3-Year	5-Year	ITD
Class I Shares (2)	1.06%	0.08%	5.79%	6.02%	6.81%
Class D Shares (2)	1.00%	(0.17)%	5.52%	5.76%	6.54%
Class S Shares (No Sales Load) (3)	0.85%	(0.77)%	4.88%	5.05%	5.82%
Class S Shares (With Sales Load) (4)	(2.73)%	(4.28)%	3.63%	4.30%	5.22%
Class T Shares (No Sales Load) (3)	0.81%	(0.92)%	4.74%	4.97%	5.75%
Class T Shares (With Sales Load) (4)	(2.76)%	(4.42)%	3.49%	4.22%	5.15%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment:

As of March 31, 2024
Shares Class (1)	YTD	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	1.06%	0.08%	5.79%	6.02%	7.58%
Class AX Shares (With Sales Load)	N/A	N/A	N/A	N/A	6.30%
Class TX Shares (No Sales Load)	0.81%	(0.92)%	4.74%	4.97%	6.70%
Class TX Shares (With Sales Load)	N/A	N/A	N/A	N/A	5.98%
Class IX Shares (No Sales Load)	1.00%	(0.17)%	5.52%	5.76%	6.58%
Class IX Shares (With Sales Load)	N/A	N/A	N/A	N/A	6.45%
(1)The inception date for Class AX Shares, Class TX Shares, and Class IX Shares are October 1, 2014, September 1, 2015, and May 1, 2017, respectively. There were no Class TX Shares outstanding on and after June 30, 2023 and there were no Class IX Shares outstanding on and after September 30, 2023, as all previously issued and outstanding Class TX Shares and Class IX Shares had been redeemed or converted to Class AX Shares or Class JX Shares, respectively, as of those respective dates. The table above presents total returns for the Class TX Shares and Class IX Shares for the periods before and after they were converted to Class AX Shares and Class JX Shares, respectively. The total returns presented for Class AX Shares pertain to Class AX Shares that were originally issued as Class AX Shares when they were purchased.

Critical Accounting Policies

Each of our critical accounting policies involve the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates.  In addition, application of these accounting policies involves the exercise of judgment regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. For a discussion of significant accounting policies, see Note 2—Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements. Also, a disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to our policies during 2024.

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

Interest rates rose dramatically throughout 2022, but stabilized during 2023. To reduce our exposure to continued higher interest rates or further increases, we use interest rate contracts on our variable-rate debt. Approximately 90% of our total debt outstanding as of March 31, 2024 has fixed interest rates or has been fixed through the use of interest rate caps. Additionally, we have moderated our use of leverage in recent periods compared to our historical averages to further limit our exposure to higher interest rates.

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

Cash flows from operating activities for the three months ended March 31, 2024 increased by $6.5 million compared to the same period in the prior year.

The following factors increased operating cash flows for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023:
•We acquired five additional real estate investments since March 31, 2023.
•We did not pay a performance participation allocation to our Advisor during the first quarter of 2024, compared to $18.8 million paid out in the first quarter of 2023.

The following factors decreased operating cash flows for the three months ended March 31, 2024 when compared to the three months ended March 31, 2023:
•We paid $7.8 million more in interest costs related to our debt financing during the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase in interest costs was primarily the result of the additional borrowing under our JPMorgan Revolving Credit Facility related to our recent acquisitions. These interest costs exclude payments received on our interest rate cap contracts, which increased by $4.9 million and are recorded in cash flows from investing activities and discussed further below.
•We made cash payments for tenant inducements and leasing commissions amounting to $6.4 million during the three months ended March 31, 2024, compared to $5.0 million during the three months ended March 31, 2023.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 and the three months ended March 31, 2023 were primarily due to the following:

Three months ended March 31, 2024
•Payments of $137.8 million, primarily related to the acquisitions of Diridon West in January and Floralaan in March.
•Capital expenditures of approximately $4.3 million at our investment properties.
•Payments of $40.2 million to purchase real estate-related securities. We also received proceeds of $30.8 million from the sale of real estate-related securities.
•Payments of $12.0 million to enter into new interest rate contracts.
•We received payments of $9.5 million from counterparties in relation to our positions in interest rate contracts.

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

Cash Flows from Financing Activities

Our Offerings

We raised gross proceeds of $48.8 million and $106.6 million from our public offerings during the three months ended March 31, 2024 and 2023, respectively, excluding proceeds from the distribution reinvestment plan. In addition, during the three months ended March 31, 2024 and 2023, we redeemed $68.3 million and $43.9 million in shares of our common stock pursuant to our share redemption program, respectively.

In addition to the investing activities described previously, we use proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the three months ended March 31, 2024 and 2023, we made payments of $2.7 million and $3.8 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our public offerings. The change in these fees is generally attributable to the amount of offering proceeds raised, but is also impacted by variations in the amount of each share class sold during the year.

As of March 31, 2024, we held four properties through the DST Program, and received net offering proceeds of $56.7 million and $23.9 million related to this program during the three months ended March 31, 2024 and 2023, respectively.

Distributions

With the authorization of our board of directors, we declared distributions monthly from January 2019 through April 2024 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders during the three months ended March 31, 2024 and 2023 were $38.5 million and $37.0 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been, and may continue to be, paid at least partially from other sources, such as proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from the sales of assets and proceeds from our debt financings. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the three months ended March 31, 2024 and March 31, 2023, we funded 47% and 48% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings.

The following table outlines our total distributions declared to stockholders for each quarter during 2024 and 2023, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$17,994	47%	$17,752	48%
Reinvested in shares	20,547	53%	19,615	52%
Total	$38,541	100%	$37,367	100%
Sources of Distributions
Cash flows from operating activities	$—	—%	$—	—%
DRP (2)	20,547	53%	19,615	52%
Cash flows from other sources (3)	17,994	47%	17,752	48%
Total	$38,541	100%	$37,367	100%

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

Debt Financings

As mentioned above under “—Financial Condition, Liquidity and Capital Resources,” our portfolio was approximately 34% leveraged as of March 31, 2024 (based on the most recent valuations of our real estate investments). Our total loan principal outstanding had a weighted average interest rate of 3.64% as of March 31, 2024. Below is additional information regarding our loan activity for the three months ended March 31, 2024 and 2023. See Note 5—Debt Financing for additional information regarding our outstanding debt and our interest rate exposure.

Three months ended March 31, 2024
•We received proceeds from notes payable of $233.8 million, which included $197.0 million in draws on our JPMorgan Credit Facility and $36.8 million relating to additional capacity from our refinancing of the secured mortgage debt on Fresh Park Venlo and ABC Westland.
•We made payments on notes payable of $107.4 million, which included $107.0 million in payments on our JPMorgan Credit Facility and principal payments relating to our permanent mortgage financing.

Three months ended March 31, 2023
•We received proceeds from notes payable of $19.0 million related to draws on our Revolving Credit Facility.
•We made payments on notes payable of $86.0 million, which included $85.0 million in payments on our Revolving Credit Facility and principal payments relating to our permanent mortgage financing.

Results of Operations

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

The table below includes information regarding changes in our results of operations for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, including explanations for significant changes and any significant or unusual activity. All amounts are in thousands, except for percentages:

	Three Months Ended March 31,		Change
	2024	2023	$	%
Revenues:
Rental revenue	$82,418	$73,562	$8,856	12%
Other revenue	3,073	2,555	518	20%
Total revenues	85,491	76,117	9,374	12%
Expenses:
Property operating expenses	20,517	17,446	3,071	18%
Real property taxes	10,502	9,540	962	10%
Property management fees	2,699	2,099	600	29%
Depreciation and amortization	32,971	35,391	(2,420)	(7)%
Asset management fees	8,282	7,503	779	10%
General and administrative expenses	2,445	2,329	116	5%
Total expenses	77,416	74,308	3,108	4%
Other income (expenses):
Gain (loss) on derivative instruments	3,676	(101)	3,777	(3,740)%
Gain (loss) on investments in real estate-related securities	(1,411)	2,063	(3,474)	(168)%
Foreign currency gains (losses)	(389)	587	(976)	(166)%
Interest expense	(29,760)	(19,015)	(10,745)	57%
Other income and expenses	4,416	3,381	1,035	31%
Income (loss) before benefit (provision) for income taxes	(15,393)	(11,276)	(4,117)	37%
Benefit (provision) for income taxes	(360)	160	(520)	(325)%
Net income (loss)	$(15,753)	$(11,116)	$(4,637)	42%
* Not a meaningful percentage

Total revenues: The increase in total revenues is primarily the result of our acquisition activity. For example, from January 1, 2023 through March 31, 2024, we invested over $345.1 million in five additional real estate investments. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
Property operating expenses: The increase in property operating expenses is primarily due to our acquisition activity, as described above. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
Real property taxes: The increase in real property taxes is primarily due to our acquisition activity, as described above.
Property management fees: The increase in property management fees is primarily due to our acquisition activity, as described above.
Depreciation and amortization: Although we generally expect depreciation and amortization expense to continue to increase as a result of our ongoing acquisitions of additional real estate investments, the decrease for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is the result of decreased amortization of lease intangibles, as the original term of certain in-place leases across several of our properties ended prior to the current period.

Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV per share. The increase in these fees is primarily due to the additional real estate investments made since March 31, 2023, partially offset by the decline in our NAV per share during the same period.
General and administrative expenses: General and administrative expenses increased primarily due to increased stockholder costs. We generally expect our general and administrative expenses to continue to increase as we continue raising capital from our offerings.
Gain (loss) on derivative instruments: We enter into interest rate contracts in order to limit our exposure to rising interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. Such gains and losses were primarily related to the position of our interest rate contracts as a result of rising interest rates during both periods, and include the effect of $9.7 million and $5.7 million in payments received from counterparties during the three months ended March 31, 2024 and March 31, 2023, respectively.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. Interest and dividend income associated with such investments are recorded to other income and expenses, as discussed below. The losses recorded during the three months ended March 31, 2024 were primarily due to recent volatility in the publicly traded REIT market. The gains recorded during the three months ended March 31, 2023 were primarily due to the stock market recovery during the period following the negative performance in 2022 caused by concerns about inflation, rising interest rates and Russia’s invasion of Ukraine.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the three months ended March 31, 2024, these losses were primarily related to the effect of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased primarily due to increasing interest rates on our variable-rate loans, as well as additional indebtedness outstanding during the period resulting from additional real estate investments acquired since March 31, 2023. Interest expense recorded for the three months ended March 31, 2024 and 2023 excludes $9.7 million and $5.7 million, respectively, earned in relation to payments from counterparties on effective interest rate contracts, which have been recorded to gain (loss) on derivative instruments. Additionally, interest expense recorded for the three months ended March 31, 2024 includes amortization of deferred financing costs of $0.8 million in connection with our borrowings as well as $4.7 million in interest expense related to our financing obligation in connection with our DST Program, compared to $1.1 million of amortization of deferred financing costs and $1.7 million in interest expense related to our financing obligation in connection with our DST Program for the three months ended March 31, 2023.
Other income and expenses: Other income and expenses primarily relates to interest and dividend income associated with our investments in real estate-related securities, as well as dividend income received related to our unsold interests in the DST offerings. The increase is primarily due to the increase in dividends for unsold interest received on our DST offerings in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Benefit (provision) for income taxes: The change from a tax benefit of $0.2 million to a tax provision of $0.4 million is primarily a result of changes in our net deferred tax assets and liabilities related to book-to-tax timing differences at our international subsidiaries.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the three months ended March 31, 2024 includes 38 properties.

The following table presents revenues for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, by reportable segment. In total, revenues increased by $9.4 million, resulting primarily from our significant acquisition activity, as described previously. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Three Months Ended March 31,		Change
	2024	2023	$		%
Revenues
Same-store properties
Office investments	$17,912	$18,019	$(107)		(1)%
Industrial investments	22,396	22,596	(200)		(1)%
Residential/Living investments	20,258	18,333	1,925	(1)	11%
Retail investments	8,855	9,332	(477)	(2)	(5)%
Other investments	7,744	7,837	(93)		(1)%
Total same-store properties	$77,165	$76,117	$1,048		1%
Recent acquisitions	8,326	—	8,326		N/A*
Total revenues	$85,491	$76,117	$9,374		12%
* Not a meaningful percentage

(1)The increase is primarily due to an increase in rental rates at our European student housing properties for the 2023/2024 school year compared to the 2022/2023 school year, as well as an increase in occupancy at one of our domestic residential/living properties compared to the prior year.
(2)The decrease is primarily due to the release of escrowed balances, which originated from acquisition, into earnings at one of our retail properties in the first quarter of 2023. The release of the escrow balances was a non-recurring event.

The following table presents the property expenses of each reportable segment for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. In total, property expenses increased as a result of our significant acquisition activity, as previously described. See below for additional explanations of notable changes in same-store property expenses. All amounts are in thousands, except for percentages.

	Three Months Ended March 31,		Change
	2024	2023	$		%
Property expenses(1)
Same-store properties
Office investments	$6,764	$6,735	$29		—%
Industrial investments	9,618	8,348	1,270	(2)	15%
Residential/Living investments	9,233	8,254	979	(3)	12%
Retail investments	3,588	3,490	98		3%
Other investments	2,292	2,258	34		2%
Total same-store properties	$31,495	$29,085	$2,410		8%
Recent acquisitions	2,223	—	2,223		N/A*
Total property expenses	$33,718	$29,085	$4,633		16%
* Not a meaningful percentage

(1)Property expenses include property operating expenses, real property taxes and property management fees.

(2)The increase is primarily a result of non-recurring repairs and maintenance occurrences, demolition costs, increases to salaries of property staff, and increasing energy and utility costs at certain of our central European industrial properties during the three months ended March 31, 2024.
(3)The increase is primarily a result of maintenance costs incurred during the course of a remediation project at one of our domestic residential/living properties, as well as property tax expense increases at that property. The increase was also due to legal costs incurred during the current period related to legal proceedings for an attempt to recover costs incurred and lost revenue during our redevelopment of Montrose due to safety issues from the original builders of the property.

The following table presents revenues in excess of property expenses for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, by reportable segment. Total revenues in excess of property expenses increased primarily as a result of our significant recent acquisition activity, as previously described. See above for additional explanations of notable changes in same-store revenues in excess of expenses. All amounts below are in thousands, except for percentages.

	Three Months Ended March 31,		Change
	2024	2023	$		%
Revenues in excess of property expenses(1)
Same-store properties
Office investments	$11,148	$11,284	$(136)		(1)%
Industrial investments	12,778	14,248	(1,470)	(2)	(10)%
Residential/Living investments	11,025	10,079	946	(3)	9%
Retail investments	5,267	5,842	(575)	(4)	(10)%
Other investments	5,452	5,579	(127)		(2)%
Total same-store properties	$45,670	$47,032	$(1,362)		(3)%
Recent acquisitions	6,103	—	6,103		N/A*
Total revenues in excess of property expenses	$51,773	$47,032	$4,741		10%
* Not a meaningful percentage

(1)Revenues in excess of property expenses include total revenues less property operating expenses, real property taxes and property management fees.
(2)The decrease is primarily due to certain operating costs incurred in the current period at certain of our central European industrial properties. Please refer to the tables above for further detail regarding these changes.
(3)The increase is primarily due to increased occupancy and rental rates at our residential/living properties, partially offset by legal costs incurred in the current period related to legal proceedings described in the tables above and increased operating expenses at our domestic residential/living properties incurred during a remediation project. Please refer to the tables above for further detail regarding these changes.
(4)The decrease is primarily due to the release of escrowed balances into revenue during the prior year, which was a non-recurring event. Please refer to the tables above for further detail regarding these changes.

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the three months ended March 31, 2024 and 2023 and the period from inception through March 31, 2024 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended March 31,		Period from July 31, 2013 (date of inception) through March 31, 2024
	2024	2023
Net income (loss)	$(15,753)	$(11,116)	$(95,944)
Depreciation and amortization (1)	32,971	35,391	572,707
Impairment losses	—	—	813
Gain on sale of real estate	—	—	(167,115)
Taxes related to sale of real estate	—	—	10,636
(Gain) loss on securities (2)	1,411	(2,063)	(3,476)
Adjustments for noncontrolling interests (3)	—	—	117
Funds From Operations attributable to common stockholders	$18,629	$22,212	$317,738
Basic and diluted income (loss) per common share	$(0.06)	$(0.04)	$(1.10)
Funds From Operations attributable to common stockholders per common share	$0.07	$0.09	$3.64
Weighted average shares outstanding	261,153	256,013	87,206

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•For the three months ended March 31, 2024, our Dealer Manager earned distribution and stockholder servicing fees of $2.3 million, which are paid by Hines Global. For the three months ended March 31, 2023, our Dealer Manager earned distribution and stockholder servicing fees of $2.6 million. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through March 31, 2024 were $41.8 million.
•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. We do not consider the performance participation allocation in evaluating our operating performance. For the three months ended March 31, 2024 and for the three months ended March 31, 2023, we did not incur any performance participation allocation fees. Total performance participation allocation fees incurred were $57.5 million from inception through March 31, 2024. Refer to Note 8—Related Party Transactions for more information on the performance participation allocation.
•For the three months ended March 31, 2024, we recorded noncash adjustments primarily related to amortization of out-of-market lease intangibles, lease incentives and deferred financing costs and straight-line rent adjustments, which increased net income (loss) by $0.8 million. For the three months ended March 31, 2023, these adjustments increased net income (loss) by $1.0 million. Total of such adjustments from inception through March 31, 2024 amounted to a net increase to net income (loss) of $37.5 million.
•We recorded adjustments related to derivative instruments and foreign currencies, which reduced net income (loss) by approximately $6.4 million for the three months ended March 31, 2024. For the three months ended March 31, 2023, these adjustments resulted in a reduction to net income (loss) of $5.2 million. The total of such adjustments from inception through March 31, 2024 reduced net income (loss) by $15.3 million.
As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from the sales of assets and proceeds from our debt financings to fund distributions to our stockholders. For example, for the three months ended March 31, 2024 and 2023, we funded 47% and 48% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings. We have not placed a cap on the amount of distributions that may be paid from any of these sources.
From inception through March 31, 2024, we declared $531.7 million of distributions to our stockholders, compared to our total aggregate FFO of $317.7 million and our total aggregate net loss of $95.9 million for that period. For the three months ended March 31, 2024, we declared $38.5 million of distributions to our stockholders compared to our total aggregate FFO of $18.6 million. For the three months ended March 31, 2023, we declared $37.4 million of distributions to our stockholders compared to our total aggregate FFO of $22.2 million.

Net Asset Value

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our NAV. Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at hinesglobalincometrust.com and is also available on our toll-free information line at (888) 220-6121. All parties engaged by us in the calculation of our NAV, including our Advisor, are subject to the oversight of our valuation committee. Generally, all of our real properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus Group U.S. Inc., or Altus, the independent valuation advisor we have engaged to prepare appraisal reviews and carry out a review of the calculation of the NAV for the Company. Altus reviewed the calculation of the new NAV per share of our common stock as of March 31, 2024, as set forth below.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of March 31, 2024 (the NAV per share is the same for each class of shares of our common stock):

March 31, 2024
Gross Amount
(in thousands, except per share amount)
Investments in real estate	$4,140,627
Investments in real estate-related securities	153,262
Cash, cash equivalents and restricted cash	97,514
Accounts receivable and other assets	62,385
Mortgage notes, term loans and revolving credit facilities	(1,495,953)
Accrued performance participation allocation	—
Payables and other liabilities	(343,094)
NAV	$2,614,741
Shares outstanding	261,068
NAV per common share outstanding	$10.02
The valuations of our real properties as of March 31, 2024 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type. However, the table below excludes assumptions related to properties acquired in the past 12 months since the acquisition cost of these properties will serve as their value for a period of up to one year following their acquisition, in accordance with our valuation policy.

	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Basis
Capitalization rate	6.57%	5.40%	6.54%	5.49%	6.37%	5.84%
Discount rate / internal rate of return (“IRR”)	7.63%	6.31%	7.72%	6.86%	7.37%	6.96%
Average holding period (years)	9.3	9.7	10.0	10.0	9.9	9.8

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Values
Capitalization rate (weighted-average)	0.25% decrease	2.66%	3.38%	2.19%	2.87%	2.39%	2.87%
	0.25% increase	(2.45)%	(3.59)%	(2.02)%	(2.70)%	(2.32)%	(2.82)%
Discount rate (weighted-average)	0.25% decrease	1.98%	1.94%	1.78%	1.90%	2.35%	1.96%
	0.25% increase	(1.91)%	(1.97)%	(1.74)%	(1.85)%	(2.36)%	(1.94)%

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of March 31, 2024:

March 31, 2024
Gross Amount
(in thousands)
Total stockholder’s equity	$1,901,080
Adjustments:
Accrued distribution and stockholder servicing fees and issuer costs (1)	57,743
Unrealized net appreciation of real estate investments and debt (2)	281,960
Accumulated depreciation and amortization (3)	395,899
Other adjustments (4)	(21,941)
Net asset value	$2,614,741
(1)     Our condensed consolidated balance sheet as of March 31, 2024 includes a liability of $56.6 million related to distribution and stockholder servicing fees payable to our Dealer Manager in future periods with respect to shares of its common stock. The NAV per share as of March 31, 2024 does not include any liability for distribution and stockholder servicing fees that may become payable after March 31, 2024, since these fees may not ultimately be paid in certain circumstances, including if Hines Global was liquidated or if there was a listing of our common stock. Additionally, the Advisor agreed to advance certain organization and offering costs on our behalf through December 31, 2018. Such costs are reimbursed to the Advisor on a pro-rata basis over the 60-month period that commenced on January 1, 2019. Under GAAP, organization costs are expensed as incurred and offering costs are charged to equity as such amounts are incurred. For purposes of calculating NAV, such costs are recognized as a reduction to NAV as they are reimbursed ratably over 60 months.
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

Related Party Transactions and Agreements

We have entered into agreements with our Advisor, our Dealer Manager and Hines and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. Relating to organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee, distribution and stockholder servicing fees, and payments to our Advisor for reimbursement of organization and offering costs. Relating to acquisition and operational stages, these include payments for certain services related to the management and performance of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 8—Related Party Transactions in Item 1 of this Quarterly Report on Form 10-Q, as well as Note 9—Related Party Transactions in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information concerning our related party transactions and agreements.

*****

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of March 31, 2024, we were exposed to the market risks described below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to invest in our real estate investment portfolio and operations. We use interest rate hedges in connection with our variable rate debt in order to limit our exposure to rising interest rates. We had $1.5 billion of variable-rate debt outstanding as of March 31, 2024. We have fixed the interest rates on $1.3 billion of our variable-rate debt outstanding through the use of interest rate contracts that are effective as of March 31, 2024. The remaining $143.1 million of our outstanding variable-rate debt is unhedged. If interest rates were to increase by 1%, we would incur an additional $1.4 million in interest expense on our debt. See Note 5—Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of March 31, 2024	Reduction in Net Income (Loss) for the Three months ended March 31, 2024
EUR	$19,539	$(391)
GBP	$13,179	$(25)

(1) Our real estate assets in Poland and the Czech Republic were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty or Czech koruna exposure upon disposition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of May 13, 2024, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

As of March 31, 2024, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On March 28, 2024, we sold 161,377 Class I shares of our common stock (the "Private Placement Shares") in a private placement pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. The Private Placement Shares were sold at a price of $10.02 per share, the most recently determined NAV per share at the time of the sale, for an aggregate price of approximately $1,617,000.

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
There is no minimum holding period for shares under our share redemption program and stockholders may request that we redeem their shares at any time. However, shares that have not been outstanding for at least one year will be redeemed at 95% of the transaction price (the “5% holding discount”) that would otherwise apply; provided, that, the period that a share was held prior to being converted into a share of another class pursuant to our charter will count toward the total hold period for such share, as converted. Upon request, we may waive the 5% holding discount in the case of death or disability of a stockholder. The 5% holding discount also will be waived with respect to shares issued pursuant to our distribution reinvestment plan and any shares that we issue as stock dividends. In addition, the discount may not apply to transactions initiated by the trustee or advisor to a donor-advised charitable gift fund, collective trust fund, common trust fund, fund of fund(s) or other institutional accounts, strategy funds or programs if we determine, in our sole discretion, such account, fund or program has an investment strategy or policy that is reasonably likely to control short-term trading. Further, shares of our common stock may be sold to certain employer sponsored plans, bank or trust company accounts and accounts of certain financial institutions or intermediaries for which we may not apply the discount to the underlying stockholders, often because of administrative or systems limitations. The discount also will not apply to shares taken by the Advisor or Sponsor in lieu of fees or expense reimbursements under the advisory agreement among us, the Advisor and the Operating Partnership or the Operating Partnership’s agreement of limited partnership (the “Operating Partnership Agreement”).

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
January 1, 2024 to January 31, 2024	1,585,607	$10.14	1,585,607	3,598,042
February 1, 2024 to February 28, 2024	2,665,361	$10.07	2,665,361	2,523,747
March 1, 2024 to March 31, 2024	2,531,206	$10.02	2,531,206	2,674,215
Total	6,782,174		6,782,174

(1)Amount provided represents the 2% Monthly Limitation which can be further limited by the 5% Quarterly Limitation. See the description of the share redemption program above for a description of the limitations on the number of shares that may be redeemed pursuant to the share redemption program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HINES GLOBAL INCOME TRUST, INC.

May 13, 2024	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer and
Chairman of the Board of Directors

May 13, 2024	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer