Form 10-Q
period 2024-06-30
HINES GLOBAL INCOME TRUST, INC.
filed 2024-08-14
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

As of August 1, 2024, approximately 32.7 million shares of the registrant’s Class AX common stock, 78,226 shares of the registrant’s Class JX common stock, 47.4 million shares of the registrant’s Class T common stock, 29.7 million shares of the registrant’s Class S common stock, 35.8 million shares of the registrant’s Class D common stock and 116.5 million shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2024	December 31, 2023
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$3,206,882	$3,083,595
Investments in real estate-related securities	152,507	145,307
Cash and cash equivalents	104,407	105,580
Restricted cash	7,747	8,193
Derivative instruments	32,137	27,917
Tenant and other receivables, net	58,550	52,222
Intangible lease assets, net	258,722	285,969
Financing lease right-of-use asset, net	15,545	15,611
Deferred leasing costs, net	63,544	63,862
Deferred financing costs, net	318	637
Other assets	30,415	33,791
Total assets	$3,930,774	$3,822,684
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$96,040	$77,178
Due to affiliates	56,919	65,925
Intangible lease liabilities, net	54,761	59,074
Other liabilities	59,334	57,536
Financing lease liability	17,452	17,429
Financing obligations	316,907	191,966
Distributions payable	12,952	12,801
Notes payable, net	1,464,241	1,375,046
Total liabilities	2,078,606	1,856,955

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2024 and December 31, 2023	—	—
Common shares, $0.001 par value per share (Note 7)	259	259
Additional paid-in capital	2,542,898	2,542,008
Accumulated distributions in excess of earnings	(681,288)	(573,316)
Accumulated other comprehensive income (loss)	(9,701)	(3,222)
Total stockholders’ equity	1,852,168	1,965,729
Noncontrolling interests	—	—
Total equity	1,852,168	1,965,729
Total liabilities and equity	$3,930,774	$3,822,684
See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$83,037	$73,219	$165,454	$146,781
Other revenue	3,169	2,498	6,243	5,053
Total revenues	86,206	75,717	171,697	151,834
Expenses:
Property operating expenses	31,375	28,515	65,094	57,601
Depreciation and amortization	34,529	31,600	67,500	66,991
Asset management fees	8,414	7,498	16,696	15,001
General and administrative expenses	2,089	2,280	4,535	4,609
Total expenses	76,407	69,893	153,825	144,202
Other income (expenses):
Gain (loss) on derivative instruments	3,077	10,359	6,752	10,258
Gain (loss) on investments in real estate-related securities	(164)	4,030	(1,575)	6,093
Foreign currency gains (losses)	514	1,571	126	2,158
Interest expense	(31,675)	(20,742)	(61,435)	(39,757)
Other income and expenses	4,832	3,156	9,250	6,539
Income (loss) before benefit (provision) for income taxes	(13,617)	4,198	(29,010)	(7,077)
Benefit (provision) for income taxes	(1,248)	(688)	(1,608)	(529)
Net income (loss)	(14,865)	3,510	(30,618)	(7,606)
Net (income) loss attributable to noncontrolling interests	(26)	(4)	(29)	(7)
Net income (loss) attributable to common stockholders	$(14,891)	$3,506	$(30,647)	$(7,613)
Basic and diluted income (loss) per common share	$(0.06)	$0.01	$(0.12)	$(0.03)
Weighted average number of common shares outstanding	260,452	260,380	260,803	258,208

Comprehensive income (loss):
Net income (loss)	$(14,865)	$3,510	$(30,618)	$(7,606)
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,271)	3,981	(6,479)	10,311
Comprehensive income (loss)	$(16,136)	$7,491	$(37,097)	$2,705
Comprehensive (income) loss attributable to noncontrolling interests	(26)	(4)	(29)	(7)
Comprehensive income (loss) attributable to common stockholders	$(16,162)	$7,487	$(37,126)	$2,698

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2024	261,006	$259	$2,542,008	$(573,316)	$(3,222)	$1,965,729	$—
Issuance of common shares	6,844	7	69,368	—	—	69,375	—
Distributions declared	—	—	—	(38,541)	—	(38,541)	(3)
Redemption of common shares	(6,782)	(7)	(72,524)	—	—	(72,531)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(247)	—	—	(247)	—
Offering costs	—	—	(1,741)	—	—	(1,741)	—
Net income (loss)	—	—	—	(15,756)	—	(15,756)	3
Foreign currency translation adjustment	—	—	—	—	(5,208)	(5,208)	—
Balance as of March 31, 2024	261,068	$259	$2,536,864	$(627,613)	$(8,430)	$1,901,080	$—
Issuance of common shares	8,108	5	81,820	—	—	81,825	—
Distributions declared	—	—	—	(38,784)	—	(38,784)	(26)
Redemption of common shares	(7,064)	(5)	(72,877)	—	—	(72,882)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(495)	—	—	(495)	—
Offering costs	—	—	(2,414)	—	—	(2,414)	—
Net income (loss)	—	—	—	(14,891)	—	(14,891)	26
Foreign currency translation adjustment	—	—	—	—	(1,271)	(1,271)	—
Balance as of June 30, 2024	262,112	$259	$2,542,898	$(681,288)	$(9,701)	$1,852,168	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2023	250,577	$250	$2,445,101	$(382,973)	$(17,092)	$2,045,286	$—
Issuance of common shares	11,362	10	126,097	—	—	126,107	—
Distributions declared	—	—	—	(37,366)	—	(37,366)	(3)
Redemption of common shares	(4,014)	(4)	(53,023)	—	—	(53,027)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(3,807)	—	—	(3,807)	—
Offering costs	—	—	(1,314)	—	—	(1,314)	—
Net income (loss)	—	—	—	(11,119)	—	(11,119)	3
Foreign currency translation adjustment	—	—	—	—	6,330	6,330	—
Balance as of March 31, 2023	257,925	$256	$2,513,054	$(431,458)	$(10,762)	$2,071,090	$—
Issuance of common shares	9,836	6	106,016	—	—	106,022	—
Distributions declared	—	—	—	(38,060)	—	(38,060)	(4)
Redemption of common shares	(6,645)	(2)	(101,860)	—	—	(101,862)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(2,878)	—	—	(2,878)	—
Offering costs	—	—	(2,699)	—	—	(2,699)	—
Net income (loss)	—	—	—	3,506	—	3,506	4
Foreign currency translation adjustment	—	—	—	—	3,981	3,981	—
Balance as of June 30, 2023	261,116	$260	$2,511,633	$(466,012)	$(6,781)	$2,039,100	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,618)	$(7,606)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	71,013	69,394
Foreign currency (gains) losses	(126)	(2,158)
(Gain) loss on derivative instruments	(6,752)	(10,258)
(Gain) loss on investments in real estate-related securities	1,575	(6,093)
Changes in assets and liabilities:
Change in other assets	(1,000)	(3,363)
Change in tenant and other receivables	(6,349)	923
Change in deferred leasing costs	(5,702)	(5,481)
Change in accounts payable and accrued expenses	(4,386)	(8,529)
Change in other liabilities	3,270	2,504
Change in due to affiliates	(5,053)	(22,998)
Net cash from (used in) operating activities	15,872	6,335
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(137,857)	(74,199)
Capital expenditures at operating properties	(22,891)	(9,748)
Purchases of real estate-related securities	(54,963)	(27,165)
Proceeds from settlement of real estate-related securities	46,189	28,496
Proceeds from settlement of interest rate contracts	19,419	11,346
Payments related to interest rate contracts	(14,676)	(17,320)
Net cash from (used in) investing activities	(164,779)	(88,590)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	109,899	192,708
Redemption of common shares	(139,010)	(114,754)
Payment of offering costs	(4,231)	(4,488)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(5,450)	(7,464)
Distributions paid to stockholders and noncontrolling interests	(36,012)	(35,607)
Proceeds from financing obligations	125,549	51,349
Payments on financing obligations	(588)	—
Proceeds from notes payable	387,424	215,504
Payments on notes payable	(287,445)	(209,391)
Change in security deposit liability	139	482
Deferred financing costs paid	(2,345)	(653)
Net cash from (used in) financing activities	147,930	87,686
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(642)	441
Net change in cash, restricted cash and cash equivalents	(1,619)	5,872
Cash, restricted cash and cash equivalents, beginning of period	113,773	127,542
Cash, restricted cash and cash equivalents, end of period	$112,154	$133,414

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2024 and 2023

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of June 30, 2024 and December 31, 2023, and the results of operations for the three and six months ended June 30, 2024 and 2023, the changes in stockholders’ equity for each of the quarterly periods in the six months ended ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023.

Hines Global Income Trust, Inc. (the “Company”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 65 years. The Company is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through HGIT Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of June 30, 2024 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

As of June 30, 2024, the Company owned direct real estate investments in 42 properties totaling 18.0 million square feet that were 96% leased. The Company raises capital for its investments through continuous public offerings of its common stock. The Company launched its third public offering of up to $2.5 billion in shares of its common stock (the “Third Offering”) on June 2, 2021 through which it is offering up to $2.5 billion in shares of common stock including $500.0 million of shares offered under its distribution reinvestment plan. As of June 30, 2024, the Company had received gross offering proceeds of approximately $3.3 billion from the sale of 318.0 million shares through its public offerings, including shares issued pursuant to its distribution reinvestment plan.

In addition to the Company’s public offerings, in September 2022, the Company, through its Operating Partnership, launched a program to raise capital through private placement offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of June 30, 2024, the Company has raised net offering proceeds of $318.2 million through the DST Program.

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

Reclassification

The Company has combined the presentation of its real property taxes and property management fees within the property operating expenses line included in its condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024. Additionally, the Company has conformed the presentation of property operating expenses for the three and six months ended June 30, 2023 within this Quarterly Report on Form 10-Q in order to be consistent with the current period presentation.

Variable Interest Entities

The Company has determined that the Operating Partnership is considered a variable interest entity (“VIE”). However, the Company meets the disclosure exemption criteria, as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest.

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in other income and expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Gain (Loss) on Investments in Real Estate-Related Securities
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Unrealized gain (loss)	$(372)	$4,689	$(2,198)	$10,886
Realized gain (loss)	208	(659)	623	(4,793)
Total gain (loss) on real estate-related securities	$(164)	$4,030	$(1,575)	$6,093

Tenant and Other Receivables

Tenant and other receivables consists primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost. Straight-line rent receivables were $42.8 million and $38.0 million as of June 30, 2024 and December 31, 2023, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical collection levels and current economic trends. The uncollectible portion of the portfolio is recorded as an adjustment to rental revenues.

Other Assets

Other assets included the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid insurance	$2,412	$1,158
Prepaid property taxes	6,055	7,532
Deferred tax assets (1)	15,221	13,282
Operating lease right-of-use asset, net	4,012	4,112
Other	2,715	7,707	(2)
Other assets	$30,415	$33,791

(1)Includes the effects of a valuation allowance of $12.2 million and $11.3 million as of June 30, 2024 and December 31, 2023, respectively.
(2)As of December 31, 2023, this included a $4.0 million deposit relating to the acquisition of Diridon West. See Note 3 —Investment Property for additional details.

Lessee Accounting

The Company has a ground lease agreement in which the Company is the lessee for land underneath Łódź Urban Logistics, which is being accounted for as an operating lease. The lease ends in December 2089 and has fixed payments. The rental expense associated with this lease for the three and six months ended June 30, 2024 was $22,000 and $44,000, respectively, and for the three and six months ended June 30, 2023 was $21,000 and $41,000, respectively. The Company has recorded a right-of-use asset, net of accumulated amortization, of approximately $4.0 million in other assets as of both June 30, 2024 and December 31, 2023, and has recorded a lease liability of approximately $1.5 million in other liabilities, as of both June 30, 2024 and December 31, 2023, in the Company’s condensed consolidated balance sheets.

The Company also has a ground lease agreement in which the Company is the lessee for land underneath Center Place, which is being accounted for as a financing lease. The lease ends in March 2142 and has fixed and variable payments. The rental expense associated with this lease for the three and six months ended June 30, 2024 was $26,000 and $51,000, respectively, and for the three and six months ended June 30, 2023 was $26,000 and $49,000, respectively. The Company has recorded a right-of-use asset, net of accumulated amortization, of approximately $15.5 million in financing lease right-of-use asset, net, as of both June 30, 2024 and December 31, 2023, and has recorded a lease liability of approximately $17.5 million and $17.4 million in financing lease liability, as of June 30, 2024 and December 31, 2023, respectively, in the Company’s condensed consolidated balance sheets.

The Company’s estimate of the amount of the right-of-use assets and lease liabilities included assumptions for the discount rate, which is based on the incremental borrowing rate of the lease contract. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a term similar to the lease. Since the term of the Łódź Urban Logistics and Center Place ground leases are much longer than a typical borrowing, the Company derived the incremental borrowing rate of 5.6% and 3.4% at lease inception for the ground leases at Łódź Urban Logistics and Center Place, respectively, as the spread in a current financing quote for the property, or its borrowing rate on its revolving credit facility if a current financing quote was not available, plus the applicable base rate corresponding to the longest term available in the base rate market. The tables below provide additional information regarding the Company’s lease liabilities for the period from July 1, 2024 through December 31, 2024 and for each of the years ending December 31, 2025 through December 31, 2029 and for the period thereafter (in thousands):

	Lease Payments
	Operating Leases	Financing Leases
July 1, 2024 through December 31, 2024	$—	$270
2025	87	540
2026	87	540
2027	87	540
2028	87	540
2029	87	540
Thereafter	5,237	69,271
Total	$5,672	$72,241

Ground Lease Liability	$1,482	$17,452
Undiscounted Excess Amount	$4,190	$54,789

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Buildings and improvements (1)	$2,601,879	$2,457,264
Less: accumulated depreciation	(232,506)	(199,641)
Buildings and improvements, net	2,369,373	2,257,623
Land	837,509	825,972
Investment property, net	$3,206,882	$3,083,595
(1)Included in buildings and improvements was approximately $42.7 million and $11.2 million of construction-in-progress as of June 30, 2024 and December 31, 2023, respectively, primarily related to the Company’s development projects at two of its central European industrial properties as well as its redevelopment project at Madrid Airport Complex.

Recent Acquisitions of Investment Property

During the six months ended June 30, 2024, the Company acquired two investments for an aggregate net purchase price of $138.7 million, exclusive of transaction costs and working capital reserves. The amounts recognized for the asset acquisitions as of the acquisition dates were determined by allocating the net purchase price as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Out-of-Market Lease Intangibles, Net	Total
Diridon West	1/19/2024	$109,160	$8,357	$1,177	$—	$118,694
Floralaan(1)	3/25/2024	$10,554	$8,849	$3,381	$1,014	$23,798
(1)Floralaan is an addition to the Company’s existing ownership interest in Fresh Park Venlo, an industrial logistics property located in Venlo, Netherlands.

As of June 30, 2024, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$401,100	$26,249	$(81,996)
Less: accumulated amortization	(160,128)	(8,499)	27,235
Net	$240,972	$17,750	$(54,761)

As of December 31, 2023, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$413,171	$25,419	$(84,014)
Less: accumulated amortization	(145,221)	(7,400)	24,940
Net	$267,950	$18,019	$(59,074)

Amortization expense of in-place leases was $16.3 million and $14.8 million for the three months ended June 30, 2024 and 2023, respectively, which was recorded to depreciation and amortization on the condensed consolidated statements of operations and comprehensive income (loss). Net amortization of out-of-market leases resulted in an increase to rental revenue of $1.4 million and $1.9 million for the three months ended June 30, 2024 and 2023, respectively.

Amortization expense of in-place leases was $31.2 million and $33.8 million for the six months ended June 30, 2024 and 2023, respectively, which was recorded to depreciation and amortization on the condensed consolidated statements of operations and comprehensive income (loss). Net amortization of out-of-market leases resulted in an increase to rental revenue of $3.0 million and $3.8 million for the six months ended June 30, 2024 and 2023, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from July 1, 2024 through December 31, 2024 and for each of the years ending December 31, 2025 through December 31, 2029 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
July 1, 2024 through December 31, 2024	$27,573	$(2,791)
2025	$48,125	$(4,604)
2026	$39,179	$(2,621)
2027	$35,011	$(1,984)
2028	$29,968	$(2,092)
2029	$15,589	$(1,834)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the three and six months ended June 30, 2024 were $10.7 million and $22.8 million, respectively, and for the three and six months ended June 30, 2023 were $10.1 million and $21.4 million, respectively, which are included in rental revenue on the condensed consolidated statements of operations and comprehensive income (loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of June 30, 2024, the approximate fixed future minimum rentals for the period from July 1, 2024 through December 31, 2024, for each of the years ending December 31, 2025 through 2029 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
July 1, 2024 through December 31, 2024	$100,329
2025	191,644
2026	175,285
2027	161,889
2028	140,622
2029	100,565
Thereafter	430,755
Total	$1,301,089

During the six months ended June 30, 2024 and 2023, the Company did not earn more than 10% of its revenue from any individual tenant.

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

Under the master lease, the Master Tenant is responsible for subleasing the property to occupying tenants and all underlying costs associated with operating the property, and is responsible for paying rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes) the sale of beneficial interests in the DST properties is being accounted for as a failed sale-leaseback transaction and as a result, the DST Properties are included in the Company’s consolidated financial statements, with the master lease rent payments accounted for using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as a reduction of the outstanding principal balance of the financing obligation. Upon the determination that it is probable that the Company will exercise the fair market value purchase option, the Company will recognize additional interest expense or interest income to the financing obligation to account for the difference between the fair value of the property and the outstanding liabilities. At that time, the Company will remeasure the fair value of these properties at each balance sheet date and adjust the non-cash interest expense recognized over the remaining term of the master lease for any changes in fair value. If the Company elects to repurchase the property prior to the maturity date of the master lease, the Company will record the difference between the repurchase amount and the financial obligation as additional non-cash interest expense in the period of repurchase. For financial reporting purposes, the rental revenues and rental expenses associated with the underlying property of each master lease are included in the respective line items on the Company’s condensed consolidated statements of operations and comprehensive income (loss). The net amount the Company receives from the underlying DST Properties may be more or less than the amount the Company pays to the investors in the specific DST and could fluctuate over time. The master lease agreements are triple-net leases, pursuant to which the Master Tenant will pay the stated rent and will be responsible for paying leasing costs, operating expenses, real estate taxes, special assessments, sales and use taxes, utilities, insurance and repairs for maintenance related to the DST Property.

As of June 30, 2024, the Company held five properties through the DST Program, which has raised net offering proceeds of $318.2 million through that date.

5. DEBT FINANCING

As of June 30, 2024 and December 31, 2023, the Company had approximately $1.5 billion and $1.4 billion of debt outstanding, respectively, with a weighted average years to maturity of 1.1 years and 1.6 years, respectively, and a weighted average interest rate of 3.28% and 3.55%, respectively. The following table describes the Company’s debt outstanding at June 30, 2024 and December 31, 2023 (in thousands, except interest rates):

Description	Maturity Date		Maximum Capacity in Functional Currency	Weighted Average Effective Interest Rate as of June 30, 2024		Principal Outstanding at June 30, 2024	Principal Outstanding at December 31, 2023
Fixed Rate Loans
Fixed rate secured mortgage debt	9/20/2024		N/A	1.05%	(1)	$30,972	$32,159
Seller-financed debt (2)	7/1/2034		N/A	1.55%		6,409	7,199
Total fixed rate loans						$37,381	$39,358
Variable Rate Loans
Floating rate secured mortgage debt	2/2025-6/2027		N/A	3.42%	(3)	$478,290	$449,738
JPMorgan Chase Credit Facility - Revolver	11/15/2024	(4)	$425,000	3.50%	(5)	250,000	291,000
JPMorgan Chase Credit Facility - First Term Loan	11/15/2024	(4)	$300,000	3.35%	(6)	300,000	300,000
JPMorgan Chase Credit Facility - Second Term Loan	12/20/2024	(4)	$300,000	3.35%	(6)	300,000	300,000
JPMorgan Chase Credit Facility - Third Term Loan (7)	12/20/2024	(4)	$103,667	2.48%	(8)	103,667	—
Total variable rate loans						$1,431,957	$1,340,738
Total Notes Payable						$1,469,338	$1,380,096
Total Principal Outstanding						$1,469,338	$1,380,096
Unamortized financing fees (9)						(5,097)	(5,050)
Total						$1,464,241	$1,375,046
(1)As of June 30, 2024, the effective interest rates on our fixed rate mortgage debt have been effectively fixed for the full term of the facilities using interest rate swap agreements as an economic hedge against the variability of future interest rates on the borrowing.
(2)Relates to a payment plan provided by the seller in relation to the Company’s acquisition of Fresh Park Venlo 3813 in July 2022.
(3)As of June 30, 2024, the effective interest rates on our floating rate mortgage debt ranged from 1.84% to 5.70%. The amount of principal outstanding as of June 30, 2024 includes $464.3 million that has been effectively fixed for the full term of the facilities by effective interest rate cap agreements or interest rate swap agreements as economic hedges against the variability of future interest rates on the borrowing.
(4)The Company has one-year extension options with respect to the Revolver and each term loan, contingent on the Company’s compliance with certain loan covenants. The Company believes it is probable that its one remaining option on the Revolver and First Term Loan and two remaining options on the Second Term Loan and the Third Term loan will be exercised prior to maturity.
(5)As of June 30, 2024, the outstanding balance includes $250.0 million with an effective interest rate that is effectively capped at 3.50% as a result of the Company entering into interest rate cap agreements as an economic hedge against the variability of the future interest rate on the borrowings.
(6)As of June 30, 2024, the effective interest rates related to these loans were effectively capped at 3.35%, as a result of the Company entering into interest rate cap agreements as economic hedges against the variability of the future interest rate on the borrowings.
(7)In May 2024, the Company entered into an amendment to its JPMorgan Chase Credit Facility, which increased the term loan capacity by providing for a third senior, unsecured term loan in the amount of $103.7 million.
(8)As of June 30, 2024, the outstanding balance includes $103.0 million with an effective interest rate that is effectively capped at 2.45% as a result of the Company entering into an interest rate cap agreement as an economic hedge against the variability of the future interest rate on the borrowing.
(9)Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $5.4 million and $5.7 million as of June 30, 2024 and December 31, 2023, respectively. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. Amortization of deferred financing costs was $1.3 million and $2.1 million for the three and six months ended June 30, 2024, respectively, and was $1.0 million and

$2.1 million for the three and six months ended June 30, 2023, respectively, which is recorded to interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

In June 2024, the Company and the Operating Partnership entered into a note purchase agreement pursuant to which the Operating Partnership agreed to issue and sell $95.0 million of Series A senior notes and €66.0 million of Series B senior notes to certain institutional investors for cash in a transaction exempt from registration with the SEC pursuant to Section 4(a)(2) of the Securities Act (the “Private Placement Issuance”). The notes have a maturity date of July 2, 2029. Interest on borrowings under the Private Placement Issuance will be payable semi-annually at a fixed rate of 6.67% per annum for the Series A senior notes and 5.05% per annum for the Series B senior notes. The Company is acting as guarantor with respect to the payment of principal and interest on the notes, and any other amounts owed under the notes. The Operating Partnership received the full proceeds of the Private Placement Issuance in July 2024.

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of June 30, 2024 or the date of this report.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from July 1, 2024 through December 31, 2024, for each of the years ending December 31, 2025 through December 31, 2028 and for the period thereafter (in thousands).

	Payments Due by Year
	July 1, 2024 through December 31, 2024		2025	2026	2027	2028	Thereafter
Principal payments	$985,336	(1)	$42,435	$100,736	$336,230	$625	$3,976
(1)Included in this amount is $550.0 million relating to the outstanding balance of the Revolver and the First Term Loan under the JPMorgan Credit Facility and $403.7 million relating to the outstanding balance of the Second Term Loan and the Third Term Loan under the JPMorgan Credit Facility. The Company believes it is probable that its one remaining extension option relating to the Revolver and First Term Loan and two remaining extension options relating to the Second Term Loan and the Third Term Loan will be exercised prior to maturity.

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

The table below provides additional information regarding the Company's derivative instruments as well as their location and fair value on our condensed consolidated balance sheets (in thousands, except number of contracts):

			Fair Value
			Derivative Instruments
Type	Number of Contracts	Notional Amount	Assets	Liabilities
As of June 30, 2024
Interest rate contracts	26	$1,598,287	$32,137	$—
Total derivative instruments	26	$1,598,287	$32,137	$—

As of December 31, 2023
Interest rate contracts	24	$1,210,493	$27,917	$—
Total derivative instruments	24	$1,210,493	$27,917	$—

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Gain (Loss) on Derivative Instruments
	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Derivatives not designated as hedging instruments:
Interest rate contracts	$3,077	$10,357	$6,752	$10,262
Foreign currency forward contracts	—	2	—	(4)
Total gain (loss) on derivatives	$3,077	$10,359	$6,752	$10,258

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

Common Stock

As of June 30, 2024 and December 31, 2023, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	June 30, 2024			December 31, 2023
	Shares Authorized	Shares Issued and Outstanding		Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	33,042		40,000	34,153
Class TX common stock, $0.001 par value per share	40,000	—	(1)	40,000	—
Class IX common stock, $0.001 par value per share	10,000	—	(1)	10,000	—
Class JX common stock, $0.001 par value per share	10,000	77		10,000	76
Class T common stock, $0.001 par value per share	350,000	49,871		350,000	60,538
Class S common stock, $0.001 par value per share	350,000	29,586		350,000	28,962
Class D common stock, $0.001 par value per share	350,000	35,835		350,000	35,492
Class I common stock, $0.001 par value per share	350,000	113,701		350,000	101,785
(1)All remaining Class TX and IX shares previously issued and outstanding have been converted to Class AX and JX shares, respectively, in accordance with the Company’s charter.

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the six months ended June 30, 2024 and 2023 (in thousands).

	Class AX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	34,153	$34	76	$—	60,538	$61	28,962	$30	35,492	$34	101,785	$100	261,006	$259
Issuance of common shares	246	—	1	—	843	1	1,029	1	946	1	3,779	4	6,844	7
Conversion of common shares (1)	—	—	—	—	(5,288)	(5)	—	—	—	—	5,288	5	—	—
Redemption of common shares	(692)	(1)	—	—	(1,432)	(1)	(700)	(1)	(706)	(1)	(3,252)	(3)	(6,782)	(7)
Balance as of March 31, 2024	33,707	$33	77	$—	54,661	$56	29,291	$30	35,732	$34	107,600	$106	261,068	$259
Issuance of common shares	215	—	—	—	943	1	1,337	1	819	2	4,794	1	8,108	5
Conversion of common shares (1)	—	—	—	—	(4,640)	(5)	—	—	—	—	4,640	5	—	—
Redemption of common shares	(880)	(1)	—	—	(1,093)	(2)	(1,042)	(1)	(716)	(1)	(3,333)	—	(7,064)	(5)
Balance as of June 30, 2024	33,042	$32	77	$—	49,871	$50	29,586	$30	35,835	$35	113,701	$112	262,112	$259

	Class AX		Class TX		Class IX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	36,221	$34	142	$4	22	$—	64	$—	65,845	$65	24,806	$25	32,553	$32	90,924	$90	250,577	$250
Issuance of common shares	244	—	—	—	—	—	1	—	2,211	2	2,017	2	1,458	1	5,431	5	11,362	10
Conversion of common shares (1)	117	—	(117)	—	—	—	—	—	(439)	—	—	—	—	—	439	—	—	—
Redemption of common shares	(839)	(1)	—	—	—	—	—	—	(799)	(1)	(253)	—	(419)	—	(1,704)	(2)	(4,014)	(4)
Balance as of March 31, 2023	35,743	$33	25	$4	22	$—	65	$—	66,818	$66	26,570	$27	33,592	$33	95,090	$93	257,925	$256
Issuance of common shares	248	—	—	—	—	—	1	—	2,081	2	1,594	2	1,312	1	4,600	1	9,836	6
Conversion of common shares (1)	25	4	(25)	(4)	(9)	—	9	—	(860)	(1)	—	—	—	—	860	1	—	—
Redemption of common shares	(768)	(1)	—	—	—	—	(10)	—	(1,396)	(1)	(215)	—	(444)	—	(3,812)	—	(6,645)	(2)
Balance as of June 30, 2023	35,248	$36	—	$—	13	$—	65	$—	66,643	$66	27,949	$29	34,460	$34	96,738	$95	261,116	$260
(1)The Company will cease paying distribution and stockholder servicing fees with respect to certain share classes when the total of such fees reach certain thresholds. Once these respective thresholds are reached, Class TX shares are converted into Class AX shares, Class IX shares are converted into Class JX shares and Class T, S and D shares are converted into Class I shares.

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2023 through July 2024 at a gross distribution rate of $0.05208 per month for each share class (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees.

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

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2024
June 30, 2024	$18,021	$20,763	$38,784
March 31, 2024	17,994	20,547	38,541
Total	$36,015	$41,310	$77,325
2023
December 31, 2023	$17,878	$20,458	$38,336
September 30, 2023	17,731	20,250	37,981
June 30, 2023	18,131	19,929	38,060
March 31, 2023	17,752	19,615	37,366
Total	$71,492	$80,252	$151,743

The table below outlines the net distributions declared for each class of shares for the three and six months ended June 30, 2024 and 2023, respectively. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors, less any applicable ongoing distribution and stockholder servicing fees (rounded to the nearest cent).

	Three Months Ended June 30,			Six Months Ended June 30,
	2024		2023	2024		2023
Distributions declared per Class AX share, net	$0.16		$0.16	$0.31		$0.31
Distributions declared per Class TX share, net	N/A	(1)	$0.13	N/A	(1)	$0.26
Distributions declared per Class IX share, net	N/A	(2)	$0.15	N/A	(2)	$0.30
Distributions declared per Class JX share, net	$0.16		$0.16	$0.31		$0.31
Distributions declared per Class T share, net	$0.13		$0.13	$0.26		$0.26
Distributions declared per Class S share, net	$0.13		$0.13	$0.27		$0.27
Distributions declared per Class D share, net	$0.15		$0.15	$0.30		$0.30
Distributions declared per Class I share, net	$0.16		$0.16	$0.31		$0.31
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

8. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and Hines Private Wealth Solutions LLC. (the "Dealer Manager"), Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended June 30,		Six Months Ended June 30,		Unpaid as of
Type and Recipient	2024	2023	2024	2023	June 30, 2024		December 31, 2023
Selling Commissions- Dealer Manager (1)	$502	$848	$847	$1,958	$—		$—
Dealer Manager Fee- Dealer Manager (1)	31	90	55	190	—		—
Distribution & Stockholder Servicing Fees- Dealer Manager (1)	(38)	1,940	(160)	4,537	54,395		59,103
Organization and Offering Costs- the Advisor	2,414	2,699	4,155	4,013	702		778
Asset Management Fees- the Advisor (2)	8,414	7,498	16,696	15,001	2,624		2,860
Other- the Advisor (3)	1,511	1,110	3,121	2,160	1,967		2,688
Property Management Fees- Hines and its affiliates	1,821	1,631	3,611	3,219	549		440
Development and Construction Management Fees- Hines and its affiliates (4)	1,780	505	2,129	612	1,482		424
Leasing Fees- Hines and its affiliates (5)	248	354	551	631	925		1,488
Expense Reimbursement- Hines and its affiliates (with respect to management and operations of the Company's properties) (6)	4,035	3,648	8,185	7,404	(5,725)	(7)	(1,856)	(7)
Total	$20,718	$20,323	$39,190	$39,725	$56,919		$65,925
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
(7)As of June 30, 2024 and December 31, 2023, the balance included $7.0 million and $3.3 million, respectively, in receivables related to rents collected by the Hines-affiliated property managers at the international student housing properties and UK industrial properties, which were being held in the property manager controlled bank accounts.

DST Program Fees

In connection with the DST Program described in Note 5 – DST Program, Hines Real Estate Exchange LLC (“HREX”), a wholly-owned subsidiary of the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placements of up to $1.0 billion of beneficial interests in specific DSTs. As compensation for conducting these private placements, HREX will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and O&O fees of up to 5.0%, 1.0% and 1.25%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. In addition, with respect to Class S DST interests, HREX will pay the Dealer Manager ongoing fees in amounts up to 0.25% of the equity investment per year. All of these fees are funded by the private investors in the DST Program at the time of their investment or through deductions from distributions paid to such investors. The Dealer Manager may re-allow such commissions, ongoing fees and a portion of such dealer manager fees to participating broker dealers. These fees totaled $2.8 million and $5.2 million for the three and six months ended June 30, 2024, respectively, and $1.4 million and $2.3 million for the three and six months ended June 30, 2023,respectively.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of June 30, 2024 and 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024	Investments in real estate-related securities	$152,507	$152,507	$—	$—
December 31, 2023	Investments in real estate-related securities	$145,307	$145,307	$—	$—

Financial Instruments Fair Value Disclosures

As of June 30, 2024, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $1.5 billion, was $1.5 billion. As of December 31, 2023, the Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had a book value of $1.4 billion, was $1.4 billion. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Office investments	$21,726	$17,889	$43,024	$35,908
Industrial investments	23,221	22,550	46,773	45,146
Residential/Living investments	24,545	18,586	48,587	36,919
Retail investments	8,863	8,883	17,718	18,215
Other investments	7,851	7,809	15,595	15,646
Total revenues	$86,206	$75,717	$171,697	$151,834

For the three and six months ended June 30, 2024 and 2023, the Company’s total revenues were attributable to the following countries:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023		2024		2023
Total revenues
United States	77%	76%		77%		76%
The Netherlands	11%	10%		11%		10%
United Kingdom	8%	8%		8%		8%
Germany	1%	—%	*	—%	*	—%	*
Poland	1%	2%		2%		2%
Czech Republic	1%	1%		1%		1%
Ireland	1%	1%		1%		1%
Spain	—%	2%		—%	*	2%
* Amount is less than 1%

For the three and six months ended June 30, 2024 and 2023, the Company’s property revenues in excess of property operating expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues in excess of property operating expenses
Office investments	$14,929	$11,455	$29,382	$22,762
Industrial investments	14,728	14,500	28,513	28,728
Residential/Living investments	13,891	10,144	26,706	20,220
Retail investments	5,542	5,484	10,809	11,326
Other investments	5,741	5,619	11,193	11,197
Total revenues in excess of property operating expenses	$54,831	$47,202	$106,603	$94,233

As of June 30, 2024 and December 31, 2023, the Company’s total assets by segment were as follows (in thousands):

	June 30, 2024	December 31, 2023
Assets
Office investments	$735,340	$757,975
Industrial investments	1,131,131	1,089,817
Residential/Living investments	1,105,295	1,005,255
Retail investments	362,421	368,023
Other investments	367,558	374,555
Corporate-level accounts	229,029	227,059
Total assets	$3,930,774	$3,822,684

As of June 30, 2024 and December 31, 2023, the Company’s total assets were attributable to the following countries:

	June 30, 2024	December 31, 2023
Total assets
United States	77%	77%
The Netherlands	9%	8%
United Kingdom	8%	9%
Spain	2%	2%
Poland	1%	1%
Germany	1%	1%
Czech Republic	1%	1%
Ireland	1%	1%

For the three and six months ended June 30, 2024 and 2023 the Company’s reconciliation of the Company’s property revenue in excess of property operating expenses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation to revenues in excess of property operating expenses
Net income (loss)	$(14,865)	$3,510	$(30,618)	$(7,606)
Depreciation and amortization	34,529	31,600	67,500	66,991
Asset management fees	8,414	7,498	16,696	15,001
General and administrative expenses	2,089	2,280	4,535	4,609
(Gain) loss on derivative instruments	(3,077)	(10,359)	(6,752)	(10,258)
(Gain) loss on investments in real estate-related securities	164	(4,030)	1,575	(6,093)
Foreign currency (gains) losses	(514)	(1,571)	(126)	(2,158)
Interest expense	31,675	20,742	61,435	39,757
Other income and expenses	(4,832)	(3,156)	(9,250)	(6,539)
(Benefit) provision for income taxes	1,248	688	1,608	529
Total revenues in excess of property operating expenses	$54,831	$47,202	$106,603	$94,233

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$58,819	$34,165
Cash paid for income taxes	$817	$3,366
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$12,952	$12,727
Distributions reinvested	$41,192	$39,276
Shares tendered for redemption	$22,435	$51,866
Non-cash net liabilities (assets) assumed	$907	$1,545
Offering costs payable to the Advisor	$4,155	$4,013
Distribution and stockholder servicing fees payable to the Dealer Manager	$(161)	$4,670
Accrued capital additions	$18,436	$1,109

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

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

—	Risks associated with adverse changes in general economic or local market conditions, including the impact of inflation, higher interest rates, and the conflicts in Ukraine and the Middle East, which may adversely affect the markets in which we and our tenants operate;

—	Whether we will be successful in raising substantial additional capital, and whether we will have the opportunity to invest offering and distribution reinvestment plan proceeds to acquire properties or other investments rather than using such proceeds to redeem shares or for other purposes, and if proceeds are available for investment, our ability to make such investments in a timely manner and at appropriate amounts that provide acceptable returns;

—	Competition for tenants and real estate investment opportunities, including competition with other programs sponsored by or affiliated with Hines Interests Limited Partnership (“Hines”);

—	Our reliance on our Advisor, Hines and affiliates of Hines for our day-to-day operations and the selection of real estate investments, and our Advisor’s ability to attract and retain high-quality personnel who can provide service at a level acceptable to us;

—	Our ability to complete acquisitions of properties under contract;

—	Risks associated with conflicts of interests that result from our relationship with our Advisor and Hines, as well as conflicts of interests certain of our officers and directors face relating to the positions they hold with other entities;

—	The potential need to fund tenant improvements, lease-up costs or other capital expenditures, as well as increases in property expenses and costs of compliance with environmental matters or discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

—	The availability and timing of distributions we may pay is uncertain and cannot be assured;

—	Our distributions have been paid using cash flows from financing activities, including proceeds from our public offerings, as well as cash from the waiver of fees by our Advisor, and some or all of the distributions we pay in the future may be paid from similar sources or sources such as cash advances by our Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from our public offerings. When we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced;

—	Risks associated with debt, our ability to secure financing and our ability to comply with covenants in our debt agreements;

—	Catastrophic events, such as hurricanes, earthquakes, tornadoes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

—	The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments;

—	Changes in governmental, tax, real estate and zoning laws and regulations and the related costs of compliance and increases in our administrative operating expenses, including expenses associated with operating as a public company;

—	International investment risks, including the burden of complying with a wide variety of foreign laws and the uncertainty of such laws, the tax treatment of transaction structures, political and economic instability, foreign currency fluctuations, and inflation and governmental measures to curb inflation may adversely affect our operations and our ability to make distributions;

—	The lack of liquidity associated with our assets; and

—	Our ability to continue to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

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

We raise capital for our investments through public offerings of our common stock. We intend to conduct a continuous public offering with unlimited duration by registering a series of consecutive public offerings with the Securities and Exchange Commission (“SEC”). We launched our third public offering of up to $2.5 billion in shares of common stock on June 2, 2021. We have raised $3.3 billion from the sale of 318.0 million shares through our public offerings as of June 30, 2024, including shares issued pursuant to our distribution reinvestment plan. We, through HGIT Properties, LP (the “Operating Partnership”), launched our DST program in September 2022, through which we may raise capital through private placement offerings of beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of June 30, 2024, we held five properties through the DST Program, and have raised net offering proceeds of $318.2 million through the DST Program offerings.

Summary of 2024 Activities

Presented below are highlights of our activities during the six months ended June 30, 2024:
Capital Raising and Performance
•For the six months ended June 30, 2024, we raised $151.2 million of gross proceeds from the sale of common stock through our public offerings, including shares issued pursuant to our distribution reinvestment plan. Additionally, we raised net offering proceeds of $125.5 million through the DST program.
•For the six months ended June 30, 2024, we declared distributions of $77.3 million. Our gross annualized distribution rate has remained at $0.625 per share since January 2019.
•For the six months ended June 30, 2024, we redeemed $139.0 million in shares of our common stock pursuant to our share redemption program.
•2023 and 2024 have been characterized by muted transaction volumes, challenging macroeconomic conditions and elevated interest rates. Despite this environment, Hines Global maintained its stable annualized distribution rate of $0.625 and had a year-to-date total return of 2.44% for Class I shares for the six months ended June 30, 2024. Total return is calculated as the change in our NAV per share during the respective period, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares. Refer to “Performance Summary of Share Classes” below for a more comprehensive summary of the performance of all our share classes.
Investments and Financing Activities
•During the six months ended June 30, 2024, we acquired two investments for an aggregate net purchase price of $138.7 million. See Note 3—Investment Property for additional information regarding these acquisitions.
•Interest rates rose dramatically in 2022, but stabilized during 2023 and have remained elevated during 2024. The weighted average interest rate on our total outstanding debt increased from 1.83% as of December 31, 2022 to 3.55% as of December 31, 2023 and 3.28% as of June 30, 2024 (including the effect of interest rate contracts). Approximately 99% of our total debt outstanding as of June 30, 2024 has fixed interest rates or has been fixed through the use of interest rate caps. Additionally, we have moderated our use of leverage in recent periods compared to our historical averages to further limit our exposure to higher interest rates. Our portfolio was 33% levered based on the values of our real estate investments as of June 30, 2024, 33% as of December 31, 2023 and 32% as of June 30, 2023.

Our Real Estate Portfolio

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of June 30, 2024, we owned interests in 42 real estate investments consisting of 18.0 million square feet of leasable space that was 96% leased. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of June 30, 2024 (“Estimated Values”), which are consistent with the values used to determine our NAV per share on that date.

The following chart depicts the location of our real estate investments as of June 30, 2024. Approximately 70% of our portfolio is located throughout the United States and approximately 30% is located internationally, based on the Estimated Values.

The following table provides additional information regarding each of our properties, including DST properties, and is presented as of June 30, 2024 except as described in the footnotes below.

Property	Location	Date Acquired	Leasable Square Feet		Percent Leased
Office Investments
Cottonwood Corporate Center	Salt Lake City, Utah	7/2016	485,395		90%
1015 Half Street	Washington D.C.	5/2021	396,335		95%
Waypoint	Torrance, California	12/2021	146,478		97%
Liberty Station	San Diego, California	1/2022	187,230		93%
1315 N. North Branch	Chicago, Illinois	2/2022	108,267		100%
200 Park Place (2)	Houston, Texas	7/2022	206,943		100%
IBM 500 Campus	Durham, North Carolina	12/2023	773,885		100%
Total Office			2,304,533		96%

Industrial Investments
Domestic Industrial
Advanced Manufacturing Portfolio	Santa Clara, California	8/2020	419,256		95%
6000 Schertz	Schertz, Texas	12/2020	1,262,294		100%
900 Patrol Road	Jeffersonville, Indiana	5/2021	1,015,740		100%
Miramar Activity Business Center	Miramar, California	6/2021	163,764		89%
I-70 Logistics Center	Columbus, Ohio	8/2023	697,829		100%
Total Domestic Industrial			3,558,883		99%

Central Europe Industrial
Fresh Park Venlo	Venlo, Netherlands	10/2018	3,305,383		95%
Maintal Logistics	Frankfurt, Germany	12/2018	394,975		60%
ABC Westland	The Hague, Netherlands	5/2019	1,582,025		95%
Gdańsk PL II	Gdańsk, Poland	9/2019	346,996		100%
Łódź Urban Logistics	Łódź, Poland	9/2019	389,229		93%
Madrid Airport Complex	Madrid, Spain	6/2020	N/A	(3)	N/A	(3)
Eastgate Park	Prague, Czech Republic	10/2021	420,888		99%
Total Central Europe Industrial			6,439,496		93%

U.K. Industrial
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	11/2019	145,452		100%
DSG Bristol	Bristol, United Kingdom	11/2019	269,089		100%
Wakefield Logistics	Wakefield, United Kingdom	7/2020	207,115		100%
5100 Cross Point	Coventry, United Kingdom	12/2020	146,652		100%
Central City Coventry	Coventry, United Kingdom	3/2022	399,124		100%
Total U.K. Industrial			1,167,432		100%
Total Industrial			11,165,811		96%

Residential/Living Investments
Domestic Residential/Living
The Alloy	College Park, Maryland	11/2019	230,362	100%
The Emerson (2)	Centreville, Virginia	1/2020	328,341	96%
Center Place	Providence, Rhode Island	12/2021	242,261	97%
Gables Station	Miami, Florida	8/2022	612,527	97%
EMME (2)	Chicago, Illinois	6/2023	134,908	96%
Diridon West (2)	San Jose, California	1/2024	197,774	99%
Total Domestic Residential/Living			1,746,173	97%

International Residential/Living
Montrose Student Residences	Dublin, Ireland	3/2017	51,649	99%	(4)
Queen’s Court Student Residences	Reading, United Kingdom	10/2017	105,895	99%	(4)
Glasgow West End	Glasgow, United Kingdom	9/2019	232,428	97%	(4)
Total International Residential/Living			389,972	98%
Total Residential/Living			2,136,145	97%

Retail Investments
Rookwood (2)	Cincinnati, Ohio	1/2017	594,418	96%
Promenade Shops at Briargate	Colorado Springs, Colorado	9/2019	239,026	97%
Waverly Place	Cary, North Carolina	6/2022	207,799	95%
Total Retail			1,041,243	96%

Other Investments
5301 Patrick Henry	Santa Clara, California	2/2021	129,199	100%
Bradley Business Center	Chicago, Illinois	11/2021	467,410	98%
WGN Studios	Chicago, Illinois	11/2021	131,515	100%
Burbank Media Studios	Burbank, California	2/2022	85,285	100%
Wells Fargo Center	Hillsboro, Oregon	4/2022	212,363	100%
Nashville Self Storage Portfolio (1)	Nashville, Tennessee	7/2022	354,537	90%
Total Other			1,380,309	97%

Total for All Investments			18,028,041	96%

(1)Nashville Self Storage Portfolio is comprised of five self storage properties located in greater Nashville, Tennessee.

(2)Held through our DST Program as of June 30, 2024. See Item 1. “Note 4 — DST Program” for additional information.

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

(4)Represents the average projected occupancy for these projects over the 2024/2025 academic year based on leases signed to date. Leases at student housing properties are signed in advance of an academic year and units in our student housing properties are considered occupied if we have a signed lease for the unit for the academic year and have not issued a refund for the unit even if the property is not physically occupied.

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
The table below discloses the total returns for the classes of shares that are available for investment:

As of June 30, 2024
Shares Class (1)	YTD	1-Year	3-Year	5-Year	ITD
Class I Shares (2)	2.44%	1.48%	5.21%	5.90%	6.76%
Class D Shares (2)	2.32%	1.23%	4.95%	5.64%	6.50%
Class S Shares (No Sales Load) (3)	2.01%	0.62%	4.32%	4.94%	5.78%
Class S Shares (With Sales Load) (4)	(1.61)%	(2.90)%	3.09%	4.19%	5.20%
Class T Shares (No Sales Load) (3)	1.93%	0.47%	4.16%	4.85%	5.71%
Class T Shares (With Sales Load) (4)	(1.68)%	(3.05)%	2.94%	4.10%	5.13%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment:

As of June 30, 2024
Shares Class (1)	YTD	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	2.44%	1.48%	5.21%	5.90%	7.53%
Class AX Shares (With Sales Load)	N/A	N/A	N/A	N/A	6.28%
Class TX Shares (No Sales Load)	1.93%	0.47%	4.16%	4.85%	6.63%
Class TX Shares (With Sales Load)	N/A	N/A	N/A	N/A	5.94%
Class IX Shares (No Sales Load)	2.32%	1.23%	4.95%	5.64%	6.53%
Class IX Shares (With Sales Load)	N/A	N/A	N/A	N/A	6.41%
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

Financial Condition, Liquidity and Capital Resources

Our principal demands for funds are to make real estate investments, including investments in real estate-related securities and capital expenditures, for the payment of operating expenses and distributions, for the redemption of shares of our common stock pursuant to our share redemption program, and for the payment of principal and interest on any indebtedness we incur. Generally, we expect to meet operating cash needs from our cash flows from operating activities, and we expect to fund our investments and capital expenditures using proceeds from our public offerings, debt proceeds and proceeds from the sales of real estate investments.

Interest rates rose dramatically in 2022, but stabilized during 2023 and have remained elevated during 2024. To reduce our exposure to continued higher interest rates or further increases, we use interest rate contracts on our variable-rate debt. Approximately 99% of our total debt outstanding as of June 30, 2024 has fixed interest rates or has been fixed through the use of interest rate caps. Additionally, we have moderated our use of leverage in recent periods compared to our historical averages to further limit our exposure to higher interest rates.

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

Cash flows from operating activities for the six months ended June 30, 2024 increased by $9.5 million compared to the same period in the prior year.

The following factors increased operating cash flows for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023:
•We acquired four additional real estate investments since June 30, 2023.
•We did not pay a performance participation allocation to our Advisor during the first quarter of 2024, compared to $18.8 million paid out in the first quarter of 2023.
•We made cash payments for tenant inducements and leasing commissions amounting to $8.4 million during the six months ended June 30, 2024, compared to $17.7 million during the six months ended June 30, 2023.

The following factors decreased operating cash flows for the six months ended June 30, 2024 when compared to the six months ended June 30, 2023:
•We paid $14.8 million more in interest costs related to our debt financing during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in interest costs was primarily the result of the additional borrowing under our JPMorgan Revolving Credit Facility related to our recent acquisitions. These interest costs exclude payments received on our interest rate cap contracts, which increased by $8.1 million and are recorded in cash flows from investing activities and discussed further below.
•We paid $6.5 million more in interest related to our financing obligation in connection with our DST Program during the six months ended June 30, 2024 compared to the six months ended June 30, 2023. We held five properties through the DST Program as of June 30, 2024, compared to one property as of June 30, 2023.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 and the six months ended June 30, 2023 were primarily due to the following:

Six months ended June 30, 2024
•Payments of $137.9 million, primarily related to the acquisitions of Diridon West in January and Floralaan in March.
•Capital expenditures of approximately $22.9 million at our investment properties.
•Payments of $55.0 million to purchase real estate-related securities. We also received proceeds of $46.2 million from the sale of real estate-related securities.
•Payments of $14.7 million to enter into new interest rate contracts.
•We received payments of $19.4 million from counterparties in relation to our positions in interest rate contracts.

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

Cash Flows from Financing Activities

Our Offerings

We raised gross proceeds of $109.9 million and $192.7 million from our public offerings during the six months ended June 30, 2024 and 2023, respectively, excluding proceeds from the distribution reinvestment plan. In addition, during the six months ended June 30, 2024 and 2023, we redeemed $139.0 million and $114.8 million in shares of our common stock pursuant to our share redemption program, respectively.

In addition to the investing activities described previously, we use proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the six months ended June 30, 2024 and 2023, we made payments of $5.5 million and $7.5 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our public offerings. The change in these fees is generally attributable to the amount of offering proceeds raised, but is also impacted by variations in the amount of each share class sold during the year.

As of June 30, 2024, we held five properties through the DST Program, and received net offering proceeds of $125.5 million and $51.3 million related to this program during the six months ended June 30, 2024 and 2023, respectively.

Distributions

With the authorization of our board of directors, we declared distributions monthly from January 2019 through July 2024 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders during the six months ended June 30, 2024 and 2023 were $77.2 million and $74.9 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been, and may continue to be, paid at least partially from other sources, such as proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from the sales of assets and proceeds from our debt financings. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the six months ended June 30, 2024 and June 30, 2023, we funded 26% and 40% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings.

The following table outlines our total distributions declared to stockholders for each of the three and six month periods ended June 30, 2024 and 2023, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	For the Three Months Ended June 30, 2024		For the Three Months Ended June 30, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$18,021	46%	$18,131	48%
Reinvested in shares	20,763	54%	19,929	52%
Total	$38,784	100%	$38,060	100%
Sources of Distributions
Cash flows from operating activities	$17,927	46%	$14,844	39%
DRP (2)	20,763	54%	19,929	52%
Cash flows from other sources (3)	94	—%	3,287	9%
Total	$38,784	100%	$38,060	100%

	For the Six Months Ended June 30, 2024		For the Six Months Ended June 30, 2023
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$36,015	47%	$35,883	48%
Reinvested in shares	41,310	53%	39,543	52%
Total	$77,325	100%	$75,426	100%
Sources of Distributions
Cash flows from operating activities	$15,872	21%	$6,335	8%
DRP (2)	41,310	53%	39,543	52%
Cash flows from other sources (3)	20,143	26%	29,548	40%
Total	$77,325	100%	$75,426	100%

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

Debt Financings

As mentioned above under “—Financial Condition, Liquidity and Capital Resources,” our portfolio was approximately 33% leveraged as of June 30, 2024 (based on the most recent valuations of our real estate investments). Our total loan principal outstanding had a weighted average interest rate of 3.28% as of June 30, 2024. Below is additional information regarding our loan activity for the six months ended June 30, 2024 and 2023. See Note 5—Debt Financing for additional information regarding our outstanding debt and our interest rate exposure.

Six months ended June 30, 2024
•We received proceeds from notes payable of $387.4 million, which included $348.7 million in draws on our JPMorgan Credit Facility and $36.8 million relating to additional capacity from our refinancing of the secured mortgage debt on Fresh Park Venlo and ABC Westland.
•We made payments on notes payable of $287.4 million, which included $286.0 million in payments on our JPMorgan Credit Facility and principal payments relating to our permanent mortgage financing.

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

Results of Operations

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

The table below includes information regarding changes in our results of operations for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, including explanations for significant changes and any significant or unusual activity. All amounts are in thousands, except for percentages:

	Three Months Ended June 30,		Change
	2024	2023	$	%
Revenues:
Rental revenue	$83,037	$73,219	$9,818	13%
Other revenue	3,169	2,498	671	27%
Total revenues	86,206	75,717	10,489	14%
Expenses:
Property operating expenses	31,375	28,515	2,860	10%
Depreciation and amortization	34,529	31,600	2,929	9%
Asset management fees	8,414	7,498	916	12%
General and administrative expenses	2,089	2,280	(191)	(8)%
Total expenses	76,407	69,893	6,514	9%
Other income (expenses):
Gain (loss) on derivative instruments	3,077	10,359	(7,282)	(70)%
Gain (loss) on investments in real estate-related securities	(164)	4,030	(4,194)	(104)%
Foreign currency gains (losses)	514	1,571	(1,057)	(67)%
Interest expense	(31,675)	(20,742)	(10,933)	53%
Other income and expenses	4,832	3,156	1,676	53%
Income (loss) before benefit (provision) for income taxes	(13,617)	4,198	(17,815)	(424)%
Benefit (provision) for income taxes	(1,248)	(688)	(560)	81%
Net income (loss)	$(14,865)	$3,510	$(18,375)	(524)%
* Not a meaningful percentage

Total revenues: The increase in total revenues is primarily the result of our acquisition activity. For example, from April 1, 2023 through June 30, 2024, we invested over $345.1 million in five additional real estate investments. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
Property operating expenses: The increase in property operating expenses is primarily due to our acquisition activity, as described above. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to our acquisition activity, as described above, partially offset by decreased amortization of lease intangibles, as the original term of certain in-place leases across several of our properties ended prior to the current period.
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV per share. The increase in these fees is primarily due to the additional real estate investments made since June 30, 2023, partially offset by the decline in our NAV per share during the same period.
General and administrative expenses: We generally expect our general and administrative expenses to continue to increase as we continue raising capital from our offerings and incur additional stockholder costs as a result. Decreases in these costs when compared to the same period in the prior year are the result of a slowdown in our capital raise during the current period.
Gain (loss) on derivative instruments: We enter into interest rate contracts in order to limit our exposure to rising interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. Such gains were primarily related to the position of our interest rate contracts as a result of rising interest rates during both periods, and include the effect of $10.1 million and $7.1 million in payments received from counterparties during the three months ended June 30, 2024 and June 30, 2023, respectively.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. Interest and dividend income associated with such investments are recorded to other income and expenses, as discussed below. The losses recorded during the three months ended June 30, 2024 were primarily due to recent volatility in the publicly traded REIT market. The gains recorded during the three months ended June 30, 2023 were primarily due to the stock market recovery during the period following the negative performance in 2022 caused by concerns about inflation, rising interest rates and Russia’s invasion of Ukraine.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the three months ended June 30, 2024, these gains were primarily related to the effect of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased primarily due to increasing interest rates on our variable-rate loans, as well as additional indebtedness outstanding during the period resulting from additional real estate investments acquired since June 30, 2023. Interest expense recorded for the three months ended June 30, 2024 and 2023 excludes $10.1 million and $7.1 million, respectively, earned in relation to payments from counterparties on effective interest rate contracts, which have been recorded to gain (loss) on derivative instruments. Additionally, interest expense recorded for the three months ended June 30, 2024 includes amortization of deferred financing costs of $1.3 million in connection with our borrowings as well as $5.1 million in interest expense related to our financing obligation in connection with our DST Program, compared to $1.0 million of amortization of deferred financing costs and $1.7 million in interest expense related to our financing obligation in connection with our DST Program for the three months ended June 30, 2023.
Other income and expenses: Other income and expenses primarily relates to interest and dividend income associated with our investments in real estate-related securities, as well as dividend income received related to our unsold interests in the DST offerings. The increase is primarily due to the increase in dividends for unsold interests received with respect to our DST offerings in the three months ended June 30, 2024 compared to the six months ended June 30, 2023.
Benefit (provision) for income taxes: The increase in tax provision from $0.7 million to $1.2 million is primarily a result of changes in our net deferred tax assets and liabilities related to book-to-tax timing differences at our international subsidiaries.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned and operated for the full periods presented. Same-store properties for the three months ended June 30, 2024 includes 37 properties and excludes Madrid Airport Complex, which was closed in January 2024 to begin a redevelopment project, as described more fully in "Overview—Our Real Estate Portfolio". The operating results of Madrid Airport Complex have been included in redeveloped properties in the below tables.

The following table presents revenues for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, by reportable segment. In total, revenues increased by $10.5 million, resulting primarily from our significant acquisition activity, as described previously. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Three Months Ended June 30,		Change
	2024	2023	$		%
Revenues
Same-store properties
Office investments	$18,345	$17,889	$456		3%
Industrial investments	22,064	20,993	1,071	(1)	5%
Residential/Living investments	20,351	18,365	1,986	(2)	11%
Retail investments	8,863	8,883	(20)		—%
Other investments	7,851	7,809	42		1%
Total same-store properties	$77,474	$73,939	$3,535		5%
Recent acquisitions	8,732	222	8,510		N/A*
Redeveloped properties	—	1,556	(1,556)		N/A*
Total revenues	$86,206	$75,717	$10,489		14%
* Not a meaningful percentage

(1)The increase is primarily due to an increase in total revenues at our Dutch industrial properties, primarily driven by the Floralaan acquisition in March 2024 at Fresh Park Venlo as well as other favorable lease activity at the property, and solar subsidies received in the current period at ABC Westland.
(2)The increase is primarily due to an increase in rental rates at our European student housing properties for the 2023/2024 school year compared to the 2022/2023 school year, as well as an increase in occupancy at one of our domestic residential/living properties compared to the prior year.

The following table presents the property operating expenses of each reportable segment for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. In total, property operating expenses increased as a result of our significant acquisition activity, as previously described. See below for additional explanations of notable changes in same-store property operating expenses. All amounts are in thousands, except for percentages.

	Three Months Ended June 30,		Change
	2024	2023	$		%
Property operating expenses
Same-store properties
Office investments	$6,664	$6,448	$216		3%
Industrial investments	8,310	7,847	463		6%
Residential/Living investments	8,998	8,332	666	(1)	8%
Retail investments	3,316	3,399	(83)		(2)%
Other investments	2,110	2,191	(81)		(4)%
Total same-store properties	$29,398	$28,217	$1,181		4%
Recent acquisitions	1,915	86	1,829		N/A*
Redeveloped properties	62	212	(150)		N/A*
Total property operating expenses	$31,375	$28,515	$2,860		10%
* Not a meaningful percentage

(1)The increase relates primarily to legal costs incurred during the current period related to legal proceedings for an attempt to recover costs incurred and lost revenue during our redevelopment of Montrose due to safety issues from the original builders of the property.

The following table presents revenues in excess of property operating expenses for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023, by reportable segment. Total revenues in excess of property operating expenses increased primarily as a result of our significant recent acquisition activity, as previously described. See above for additional explanations of notable changes in same-store revenues in excess of property operating expenses. All amounts below are in thousands, except for percentages.

	Three Months Ended June 30,		Change
	2024	2023	$		%
Revenues in excess of property operating expenses
Same-store properties
Office investments	$11,681	$11,441	$240		2%
Industrial investments	13,754	13,146	608	(1)	5%
Residential/Living investments	11,353	10,033	1,320	(2)	13%
Retail investments	5,547	5,484	63		1%
Other investments	5,741	5,618	123		2%
Total same-store properties	$48,076	$45,722	$2,354		5%
Recent acquisitions	6,817	136	6,681		N/A*
Redeveloped properties	(62)	1,344	(1,406)		N/A*
Total revenues in excess of property operating expenses	$54,831	$47,202	$7,629		16%
* Not a meaningful percentage

(1)The increase is primarily due to an increase in total revenues at our Dutch industrial properties. Please refer to the tables above for further detail regarding these changes.
(2)The increase is primarily due to increased occupancy and rental rates at our residential/living properties, partially offset by legal costs incurred in the current period related to legal proceedings described in the tables above. Please refer to the tables above for further detail regarding these changes.

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

The table below includes information regarding changes in our results of operations for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, including explanations for significant changes and any significant or unusual activity. All amounts are in thousands, except for percentages:

	Six Months Ended June 30,		Change
	2024	2023	$	%
Revenues:
Rental revenue	$165,454	$146,781	$18,673	13%
Other revenue	6,243	5,053	1,190	24%
Total revenues	171,697	151,834	19,863	13%
Expenses:
Property operating expenses	65,094	57,601	7,493	13%
Depreciation and amortization	67,500	66,991	509	1%
Asset management fees	16,696	15,001	1,695	11%
General and administrative expenses	4,535	4,609	(74)	(2)%
Total expenses	153,825	144,202	9,623	7%
Income (loss) before other income (expenses)	17,872	7,632	10,240
Other income (expenses):
Gain (loss) on derivative instruments	6,752	10,258	(3,506)	(34)%
Gain (loss) on investments in real estate-related securities	(1,575)	6,093	(7,668)	(126)%
Foreign currency gains (losses)	126	2,158	(2,032)	(94)%
Interest expense	(61,435)	(39,757)	(21,678)	55%
Other income and expenses	9,250	6,539	2,711	41%
Income (loss) before benefit (provision) for income taxes	(29,010)	(7,077)	(21,933)	310%
Benefit (provision) for income taxes	(1,608)	(529)	(1,079)	204%
Net income (loss)	$(30,618)	$(7,606)	$(23,012)	303%
* Not a meaningful percentage
Total revenues: The increase in total revenues is primarily the result of our acquisition activity. For example, from January 1, 2023 through June 30, 2024, we invested over $345.1 million in five additional real estate investments. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
Property operating expenses: The increase in property operating expenses is primarily due to our acquisition activity, as described above. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to our acquisition activity, as described above, partially offset by decreased amortization of lease intangibles, as the original term of certain in-place leases across several of our properties ended prior to the current period.
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV per share. The increase in these fees is primarily due to the additional real estate investments made since January 1, 2023, partially offset by the decline in our NAV per share during the same period.
General and administrative expenses: We generally expect our general and administrative expenses to continue to increase as we continue raising capital from our offerings and incur additional stockholder costs as a result. Decreases in these costs when compared to the same period in the prior year are the result of a slowdown in our capital raise during the current period.
Gain (loss) on derivative instruments: We enter into interest rate contracts in order to limit our exposure to rising interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. Such gains were primarily related to the position of our interest rate contracts as a result of rising interest rates during both periods, and include the effect of $19.8 million and $12.7 million in payments received from counterparties during the six months ended June 30, 2024 and June 30, 2023, respectively.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. Interest and dividend income associated with such investments are recorded to other income and expenses, as discussed below. The losses recorded during the six months ended June 30, 2024 were primarily due to recent volatility in the publicly traded REIT market. The gains recorded during the six months ended June 30, 2023 were primarily due to the stock market recovery during the period following the negative performance in 2022 caused by concerns about inflation, rising interest rates and Russia’s invasion of Ukraine.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the six months ended June 30, 2024, these gains were primarily related to the effect of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased primarily due to increasing interest rates on our variable-rate loans, as well as additional indebtedness outstanding during the period resulting from additional real estate investments acquired since June 30, 2023. Interest expense recorded for the six months ended June 30, 2024 and 2023 excludes $19.8 million and $12.7 million, respectively, earned in relation to payments from counterparties on effective interest rate contracts, which have been recorded to gain (loss) on derivative instruments. Additionally, interest expense recorded for the six months ended June 30, 2024 includes amortization of deferred financing costs of $2.1 million in connection with our borrowings as well as $9.8 million in interest expense related to our financing obligation in connection with our DST Program, compared to $2.1 million of amortization of deferred financing costs and $3.3 million in interest expense related to our financing obligation in connection with our DST Program for the six months ended June 30, 2023.
Other income and expenses: Other income and expenses primarily relates to interest and dividend income associated with our investments in real estate-related securities, as well as dividend income received related to our unsold interests in the DST offerings. The increase is primarily due to the increase in dividends for unsold interests received with respect to our DST offerings in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Benefit (provision) for income taxes: The increase in tax provision is primarily a result of changes in our net deferred tax assets and liabilities related to book-to-tax timing differences at our international subsidiaries.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned and operated for the full periods presented. Same-store properties for the six months ended June 30, 2024 includes 37 properties and excludes Madrid Airport Complex, which was closed in January 2024 to begin a redevelopment project, as described more fully in "Overview—Our Real Estate Portfolio". The operating results of Madrid Airport Complex have been included in redeveloped properties in the below tables.

The following table presents revenues for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, by reportable segment. In total, revenues increased by $19.9 million, resulting primarily from our significant acquisition activity, as described previously. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Six Months Ended June 30,		Change
	2024	2023	$		%
Revenues
Same-store properties
Office investments	$36,257	$35,909	$348		1%
Industrial investments	43,915	42,360	1,555	(1)	4%
Residential/Living investments	40,610	36,697	3,913	(2)	11%
Retail investments	17,718	18,215	(497)		(3)%
Other investments	15,595	15,646	(51)		—%
Total same-store properties	$154,095	$148,827	$5,268		4%
Recent acquisitions	17,057	222	16,835		N/A*
Redeveloped properties	545	2,785	(2,240)		N/A*
Total revenues	$171,697	$151,834	$19,863		13%
* Not a meaningful percentage

(1)The increase is primarily due to an increase in total revenues at our Dutch industrial properties, primarily driven by the Floralaan acquisition in March 2024 at Fresh Park Venlo as well as other favorable lease activity at the property, and solar subsidies received in the current period at ABC Westland.
(2)The increase is primarily due to an increase in rental rates at our European student housing properties for the 2023/2024 school year compared to the 2022/2023 school year, as well as an increase in occupancy at one of our domestic residential/living properties compared to the prior year.

The following table presents the property operating expenses of each reportable segment for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. In total, property operating expenses increased as a result of our significant acquisition activity, as previously described. See below for additional explanations of notable changes in same-store property operating expenses. All amounts are in thousands, except for percentages.

	Six Months Ended June 30,		Change
	2024	2023	$		%
Property operating expenses
Same-store properties
Office investments	$13,342	$13,156	$186		1%
Industrial investments	17,837	15,998	1,839	(1)	11%
Residential/Living investments	18,232	16,586	1,646	(2)	10%
Retail investments	6,910	6,888	22		—%
Other investments	4,402	4,449	(47)		(1)%
Total same-store properties	$60,723	$57,077	$3,646		6%
Recent acquisitions	4,218	115	4,103		N/A*
Redeveloped properties	153	409	(256)		N/A*
Total property operating expenses	$65,094	$57,601	$7,493		13%
* Not a meaningful percentage

(1)The increase is primarily a result of non-recurring repairs and maintenance occurrences, demolition costs, increases to salaries of property staff, and increasing energy and utility costs at certain of our central European industrial properties during the three months ended March 31, 2024.
(2)The increase is primarily a result of maintenance costs incurred in the first quarter of 2024 during the course of a remediation project at one of our domestic residential/living properties, as well as property tax expense increases at that property. The increase was also due to legal costs incurred during the current period related to legal proceedings for an attempt to recover costs incurred and lost revenue during our redevelopment of Montrose due to safety issues from the original builders of the property.

The following table presents revenues in excess of property operating expenses for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, by reportable segment. Total revenues in excess of property operating expenses increased primarily as a result of our significant recent acquisition activity, as previously described. See above for additional explanations of notable changes in same-store revenues in excess of property operating expenses. All amounts below are in thousands, except for percentages.

	Six Months Ended June 30,		Change
	2024	2023	$		%
Revenues in excess of property operating expenses
Same-store properties
Office investments	$22,915	$22,753	$162		1%
Industrial investments	26,078	26,362	(284)	(1)	(1)%
Residential/Living investments	22,378	20,111	2,267	(2)	11%
Retail investments	10,808	11,327	(519)		(5)%
Other investments	11,193	11,197	(4)		—%
Total same-store properties	$93,372	$91,750	$1,622		2%
Recent acquisitions	12,839	107	12,732		N/A*
Redeveloped properties	392	2,376	(1,984)		N/A*
Total revenues in excess of property operating expenses	$106,603	$94,233	$12,370		13%
* Not a meaningful percentage

(1)The decrease is primarily due to certain operating costs incurred in the current period at certain of our central European industrial properties, partially offset by increases in total revenues at our Dutch industrial properties. Please refer to the tables above for further detail regarding these changes.
(2)The increase is primarily due to increased occupancy and rental rates at our residential/living properties, partially offset by legal costs incurred in the current period related to legal proceedings described in the tables above and increased operating expenses at our domestic residential/living properties incurred during a remediation project. Please refer to the tables above for further detail regarding these changes.

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the three and six months ended June 30, 2024 and 2023 and the period from inception through June 30, 2024 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 31, 2013 (date of inception) through June 30, 2024
	2024	2023	2024	2023
Net income (loss)	$(14,865)	$3,510	$(30,618)	$(7,606)	$(110,809)
Depreciation and amortization (1)	34,529	31,600	67,500	66,991	607,236
Impairment losses	—	—	—	—	813
Gain on sale of real estate	45	—	45	—	(167,070)
Taxes related to sale of real estate	—	—	—	—	10,636
(Gain) loss on securities (2)	164	(4,030)	1,575	(6,093)	(3,312)
Adjustments for noncontrolling interests (3)	—	—	—	—	117
Funds From Operations attributable to common stockholders	$19,873	$31,080	$38,502	$53,292	$337,611
Basic and diluted income (loss) per common share	$(0.06)	$0.01	$(0.12)	$(0.03)	$(1.22)
Funds From Operations attributable to common stockholders per common share	$0.08	$0.12	$0.15	$0.21	$3.70
Weighted average shares outstanding	260,452	260,380	260,803	258,208	91,196

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•For the three and six months ended June 30, 2024, our Dealer Manager earned distribution and stockholder servicing fees of $2.1 million and $4.4 million, respectively, which are paid by Hines Global. For the three and six months ended June 30, 2023, our Dealer Manager earned distribution and stockholder servicing fees of $2.7 million and $5.3 million, respectively. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through June 30, 2024 were $43.9 million.
•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. We do not consider the performance participation allocation in evaluating our operating performance. For the three and six months ended June 30, 2024 and for the three and six months ended June 30, 2023, we did not incur any performance participation allocation fees. Total performance participation allocation fees incurred were $57.5 million from inception through June 30, 2024. Refer to Note 8—Related Party Transactions for more information on the performance participation allocation.

•For the three and six months ended June 30, 2024, we recorded noncash adjustments primarily related to amortization of out-of-market lease intangibles, lease incentives and deferred financing costs, straight-line rent adjustments, deferred income taxes and payments related to our financing obligation in connection with our DST Program, which increased net income (loss) by $2.0 million and $3.7 million, respectively. For the three and six months ended June 30, 2023, these adjustments increased net income (loss) by $1.5 million and $3.4 million, respectively. Total of such adjustments from inception through June 30, 2024 amounted to a net increase to net income (loss) of $45.4 million.
•We recorded adjustments related to derivative instruments and foreign currencies, which reduced net income (loss) for the three and six months ended June 30, 2024 by approximately $6.5 million and $12.9 million, respectively. These adjustments resulted in an increase to net income (loss) of $4.8 million for the three months ended June 30, 2023 and reduced net income (loss) by $0.3 million for the six months ended June 30, 2023. The total of such adjustments from inception through June 30, 2024 reduced net income (loss) by $21.8 million.
As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from the sales of assets and proceeds from our debt financings to fund distributions to our stockholders. For example, for the six months ended June 30, 2024 and 2023, we funded 26% and 40% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings. We have not placed a cap on the amount of distributions that may be paid from any of these sources.
From inception through June 30, 2024, we declared $570.5 million of distributions to our stockholders, compared to our total aggregate FFO of $337.6 million and our total aggregate net loss of $110.8 million for that period. For the six months ended June 30, 2024, we declared $77.3 million of distributions to our stockholders compared to our total aggregate FFO of $38.5 million. For the six months ended June 30, 2023, we declared $75.4 million of distributions to our stockholders compared to our total aggregate FFO of $53.3 million.

Net Asset Value

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our NAV. Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at hinesglobalincometrust.com and is also available on our toll-free information line at (888) 220-6121. All parties engaged by us in the calculation of our NAV, including our Advisor, are subject to the oversight of our valuation committee. Generally, all of our real properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus Group U.S. Inc., or Altus, the independent valuation advisor we have engaged to prepare appraisal reviews and carry out a review of the calculation of the NAV for the Company. Altus reviewed the calculation of the new NAV per share of our common stock as of June 30, 2024, as set forth below.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of June 30, 2024 (the NAV per share is the same for each class of shares of our common stock):

June 30, 2024
Gross Amount
(in thousands, except per share amount)
Investments in real estate	$4,201,903
Investments in real estate-related securities	152,507
Cash, cash equivalents and restricted cash	112,154
Accounts receivable and other assets	56,945
Mortgage notes, term loans and revolving credit facilities	(1,468,155)
Accrued performance participation allocation	—
Payables and other liabilities	(434,537)
NAV	$2,620,817
Shares outstanding	262,112
NAV per common share outstanding	$10.00
The valuations of our real properties as of June 30, 2024 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type. However, the table below excludes assumptions related to properties acquired in the past 12 months since the acquisition cost of these properties will serve as their value for a period of up to one year following their acquisition, in accordance with our valuation policy.

	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Basis
Capitalization rate	6.62%	5.56%	6.48%	5.48%	6.67%	5.91%
Discount rate / internal rate of return (“IRR”)	7.80%	6.90%	7.37%	7.04%	7.38%	7.19%
Average holding period (years)	9.4	9.8	10.0	10.0	9.9	9.8

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Values
Capitalization rate (weighted-average)	0.25% decrease	2.61%	3.51%	2.39%	2.82%	2.36%	2.94%
	0.25% increase	(2.39)%	(3.21)%	(2.13)%	(2.74)%	(2.17)%	(2.73)%
Discount rate (weighted-average)	0.25% decrease	1.96%	2.13%	1.91%	1.88%	1.86%	1.98%
	0.25% increase	(1.92)%	(1.85)%	(1.78)%	(1.83)%	(1.80)%	(1.85)%

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of June 30, 2024:

June 30, 2024
Gross Amount
(in thousands)
Total stockholder’s equity	$1,852,168
Adjustments:
Accrued distribution and stockholder servicing fees and issuer costs (1)	55,149
Unrealized net appreciation of real estate investments and debt (2)	337,115
Accumulated depreciation and amortization (3)	398,862
Other adjustments (4)	(22,477)
Net asset value	$2,620,817
(1)     Our condensed consolidated balance sheet as of June 30, 2024 includes a liability of $54.4 million related to distribution and stockholder servicing fees payable to our Dealer Manager in future periods with respect to shares of its common stock. The NAV per share as of June 30, 2024 does not include any liability for distribution and stockholder servicing fees that may become payable after June 30, 2024, since these fees may not ultimately be paid in certain circumstances, including if Hines Global was liquidated or if there was a listing of our common stock.
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

*****

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of June 30, 2024, we were exposed to the market risks described below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to invest in our real estate investment portfolio and operations. We use interest rate hedges in connection with our variable rate debt in order to limit our exposure to rising interest rates. We had $1.4 billion of variable-rate debt outstanding as of June 30, 2024. We have fixed the interest rates on $1.4 billion of our variable-rate debt outstanding through the use of interest rate contracts that are effective as of June 30, 2024. The remaining $14.6 million of our outstanding variable-rate debt is unhedged. If interest rates were to increase by 1%, we would incur an additional $0.1 million in interest expense on our debt. See Note 5—Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of June 30, 2024	Reduction in Net Income (Loss) for the Six months ended June 30, 2024
EUR	$19,773	$(611)
GBP	$12,585	$(51)

(1) Our real estate assets in Poland and the Czech Republic were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty or Czech koruna exposure upon disposition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of August 14, 2024, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

As of June 30, 2024, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 27, 2024.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

During the three months ended June 30, 2024, we did not sell or issue any equity securities that were not registered under the Securities Act.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
April 1, 2024 to April 30, 2024	2,062,270	$10.02	2,062,270	3,156,773
May 1, 2024 to May 31, 2024	2,504,230	$10.02	2,504,230	2,728,411
June 1, 2024 to June 30, 2024	2,496,207	$10.02	2,496,207	2,739,720
Total	7,062,707		7,062,707

(1)Amount provided represents the 2% Monthly Limitation which can be further limited by the 5% Quarterly Limitation. See the description of the share redemption program above for a description of the limitations on the number of shares that may be redeemed pursuant to the share redemption program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2024, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Pre- Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11, File No. 333-191106 (the “IPO Registration Statement”) on August 15, 2014 and incorporated by reference herein)

3.2
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the IPO Registration Statement on December 12, 2014 and incorporated by reference herein)

3.3
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 6 to the IPO Registration Statement on August 12, 2015 and incorporated by reference herein)

3.4
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 12 to the IPO Registration Statement on April 28, 2017 and incorporated by reference herein)

3.5
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on October 16, 2017 and incorporated by reference herein)

3.6
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.5 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11. File No. 333-220046 (the “Second Registration Statement”) on December 1, 2017 and incorporated by reference herein)

3.7
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.6 to Pre-Effective Amendment No. 1 to the Second Registration Statement on December 1, 2017 and incorporated by reference herein)

3.8
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.7 to Pre-Effective Amendment No. 1 to the Second Registration Statement on December 1, 2017 and incorporated by reference herein)

3.9
Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the IPO Registration Statement on August 15, 2014 and incorporated by reference herein)

3.10
Amendment No. 1 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.), dated September 23, 2015 (filed as Exhibit 3.5 to Post-Effective Amendment No. 7 to the IPO Registration Statement on November 17, 2015 and incorporated by reference herein)

3.11
Amendment No. 2 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on September 14, 2017 and incorporated by reference herein)

4.1
Sixth Amended and Restated Distribution Reinvestment Plan, effective as of December 4, 2017 (included as Appendix B to the Prospectus included in Post-Effective Amendment No. 11 to the Second Registration Statement on April 12, 2019 and incorporated by reference herein)

10.1
Third Amendment to the Amended and Restated Credit Agreement, dated as of May 17, 2024, by and among HGIT Properties, LP, the Lenders party thereto, and JPMorgan Chase Bank, National Association as Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on May 23, 2024 and incorporated by reference herein)

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

HINES GLOBAL INCOME TRUST, INC.

August 14, 2024	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer and
Chairman of the Board of Directors

August 14, 2024	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer