Form 10-K
period 2024-12-31
HINES GLOBAL INCOME TRUST, INC.
filed 2025-03-26
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of March 1, 2025, approximately 45.0 million shares of the registrant’s Class AX common stock, 0.1 million shares of the registrant’s Class JX common stock, 52.9 million shares of the registrant’s Class T common stock, 37.8 million shares of the registrant’s Class S common stock, 43.0 million shares of the registrant’s Class D common stock and 163.3 million shares of the registrant’s Class I common stock were outstanding.

TABLE OF CONTENTS PART I
Item 1.	Business	2
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	45
Item 1C.	Cybersecurity	46
Item 2.	Properties	47
Item 3.	Legal Proceedings	53
Item 4.	Mine Safety Disclosures	53
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	54
Item 6.	[Reserved]	61
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	61
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	80
Item 8.	Financial Statements and Supplementary Data	81
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	114
Item 9A.	Controls and Procedures	114
Item 9B.	Other Information	115
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	115
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	115
Item 11.	Executive Compensation	123
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	125
Item 13.	Certain Relationships and Related Transactions, and Director Independence	126
Item 14.	Principal Accounting Fees and Services	130
PART IV
Item 15.	Exhibits, Financial Statement Schedules	131
Item 16.	Form 10-K Summary	131
SIGNATURES		138
EX- 19.1	Insider Trading Policy
EX- 21.1	List of Subsidiaries
EX- 23.1	Consent of Deloitte & Touche LLP
EX- 31.1	Certification
EX- 31.2	Certification
EX- 32.1	Certification of CEO & CFO pursuant to Section 906
EX- 99.3	Consent of Altus Group U.S., Inc.

EX- 101	Instance Document
EX- 101	Schema Document
EX- 101	Calculation Linkbase Document
EX- 101	Labels Linkbase Document
EX- 101	Presentation Linkbase Document
EX- 101	Definition Linkbase Document

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

Item 1.  Business

General Description of Business and Operations

Hines Global Income Trust, Inc. (“Hines Global”), is a Maryland corporation formed in 2013 for the purpose of raising capital through public stock offerings and investing in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. Hines Global is sponsored by Hines, a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 67 years.
We conduct most of our activities through, and most of our real estate investments are held directly or indirectly by, HGIT Properties, LP (formerly known as Hines Global REIT II Properties, LP) (the “Operating Partnership”), which was formed on July 31, 2013. As of December 31, 2024, we owned interests in 45 real estate properties. The properties contain, in the aggregate, 19.5 million square feet of leasable space. The properties represent investments in a variety of real estate classes and geographic markets. See Item 2. “Properties” for additional information regarding our real estate portfolio.

We have no employees. Our business is managed by the Advisor, an affiliate of Hines, under the terms and conditions of an advisory agreement between us, the Operating Partnership and the Advisor (the “Advisory Agreement”). As compensation for these services, we pay our Advisor asset management fees, a performance participation allocation, and fees for other services and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the Advisory Agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by, or for the benefit of, Jeffrey C. Hines, the Chairman of our board of directors and Chief Executive Officer. Mr. Hines and Laura Hines-Pierce, a member of our board of directors, are Co-Chief Executive Officers of Hines. Hines and its approximately 4,800 employees have over 67 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

Our Public Offerings

We raise capital for our investments through continuous public offerings of our common stock (collectively, the “Public Offerings”). We commenced our initial public offering of up to $2.5 billion in shares of our common stock in August 2014 and launched our most recent public offering, our fourth public offering of up to $2.5 billion in shares of common stock, on February 4, 2025 (the “Fourth Offering” or, the “Offering”). It is our intention to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we intend to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. Through December 31, 2024, we have received aggregate gross offering proceeds of approximately $3.5 billion through our Public Offerings, including shares issued under our distribution reinvestment plan.

In addition to our Public Offerings, through our Operating Partnership, we have a program to raise up to $3.0 billion of capital through private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of December 31, 2024, we had raised net offering proceeds of $547.1 million through the DST Program. See Item 8. “Financial Statements and Supplementary Data — Note 5 — DST Program” for additional information.

Primary Investment Objectives

Our primary investment objectives are to:

•provide income in the form of regular, stable cash distributions to achieve an attractive distribution yield;
•preserve invested capital;
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

We have invested in real estate-related securities and we may invest in debt investments for purposes of generating additional diversification and income as well as to provide additional liquidity for our share redemption program, cash management and other purposes. Real estate-related securities may include, but are not limited to, common or preferred stock of publicly-traded REITs or real estate operating companies, or REOCs, debt or bond securities of such companies, CMBS, U.S. government and agency securities, or other debt and equity securities of public or private real estate-related companies. To the extent that we invest in real estate-related debt, our primary investments may include, but are not limited to, originations of and participations in commercial mortgage loans secured by real estate, B-Notes, mezzanine loans and certain other types of debt-related investments that may help us reach our diversification, liquidity and other investment objectives. During the year ended December 31, 2024, we used and intend to continue to use Security Capital Research & Management Incorporated, who is not an affiliate of Hines, to source, underwrite and service our real estate-related securities and debt investments.

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

Financing Strategy and Policies

We generally expect that our debt financing, including our pro rata share of the debt financing of entities in which we may invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Interest rates rose dramatically throughout 2022 and 2023, increasing the weighted average interest rate on our total outstanding debt from 1.83% as of December 31, 2021 to 3.55% as of December 31, 2023, and have remained elevated (including the effect of interest rate contracts). However, we were able to decrease our leverage ratio from 42% as of December 31, 2021 to 33% as of December 31, 2023, using available proceeds from our offerings and have maintained those lower levels through 2024. Additionally, we use interest rate contracts to reduce our exposure to rising interest rates on our variable-rate debt. Approximately 84% of our total debt outstanding as of December 31, 2024 has fixed interest rates or rates that have been fixed through the use of interest rate caps or swaps. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as we determine to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors.

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

With the authorization of our board of directors, we declared distributions daily through December 31, 2017. Beginning in January 2018, we have declared and intend to continue to declare and pay regular distributions on a monthly basis, as of monthly record dates. Distributions will be made on all outstanding classes of shares of our common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of our common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are being made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

Set forth below is information regarding our historical gross annualized distribution rates, excluding any applicable distribution and stockholder servicing fees, since October 1, 2014 (the date our board first authorized distributions to be declared).

We have not generated and we may continue to be unable to generate sufficient cash flow from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the years ended December 31, 2024, 2023 and 2022, we funded 12%, 26% and 39% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings.

For additional information regarding distributions declared and paid by us, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distributions History.”

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with our taxable year ended December 31, 2015. Our management believes that we operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will remain qualified as a REIT for U.S. federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years included in the accompanying consolidated financial statements. From time to time, the Company records income tax expense comprising of foreign income taxes relating to the operation of its international properties and certain of its taxable REIT subsidiaries. The Company generally does not expect to have any uncertain tax positions or unrecognized tax benefits requiring disclosure.

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

We believe Hines’ extensive real estate experience and depth and breadth of its organization of approximately 4,800 employees located in 383 cities and 31 countries allows it to better identify investment opportunities for us. However, competition may increase our cost of acquisitions.

Tenants

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. For the year ended December 31, 2024, there were no tenants that individually represented more than 10% of our total rental revenue.

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

Geopolitical instability, including actual and potential shifts in U.S. foreign trade, economic and other policies, the recent imposition by the United States of tariffs on imported goods from China, Canada and Mexico and possibility of tariffs on imported goods from certain other countries or retaliatory tariffs, military conflict, including the Russia/Ukraine conflict and the ongoing conflict in the Middle East, disruption caused by the impact of public health crises and pandemics, changing regulation, reduced alternatives or additional failures of significant financial institutions have increased economic uncertainty at a global level and our access to liquidity could be significantly impacted. Disruptions caused by these factors that occur in a single country are increasingly having a negative impact on regional and global markets. For example, the current ongoing conflicts between Russia and Ukraine and in the Middle East could adversely affect neighboring economies. While we have no direct real estate exposure to the countries involved in the conflicts, the effects of these military conflicts could result in adverse impacts to the Company. Specifically, the conflicts have created and may continue to result in market volatility, which could adversely affect the Company’s business, financial condition or results of operations. For example, in response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of these restrictive actions, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. In addition, we own investment properties in Europe, including, without limitation, two investment properties in Poland and one investment property in the Czech Republic, which may be at a heightened risk of being negatively impacted by the military conflict between Russia and Ukraine, given their proximity to Ukraine. In addition, Poland has seen the largest influx of Ukrainian refugees of all countries in Europe. The disruption caused by this conflict could negatively impact the businesses of our tenants, especially those whose businesses are adversely impacted by the significant sanctions imposed on Russia by the U.S. and other countries following Russia’s invasion of Ukraine, the limitation on the importation of certain types of goods or of goods containing certain materials from other countries, as well as other policies.

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

Further, while we have no direct real estate exposure to China, Canada and Mexico, the countries involved in the recent imposition of tariffs by the United States, such tariffs may strain international trade relations and increase the risk that foreign governments implement retaliatory tariffs on goods imported from the United States. For example, Canada and the European Union have recently announced their intention to implement retaliatory tariffs on the United States. These actions could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

As of December 31, 2024, we had approximately $1.6 billion of outstanding indebtedness, which, upon final maturity, we will need to refinance or repay. See Note 6 — Debt Financing for a tabular presentation of our outstanding indebtedness. There can be no assurances we will be able to refinance our indebtedness (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt, or (3) at all.

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

The consequences of any armed conflict are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business or our stockholders’ investment. More generally, any terrorist attack, other act of violence or war, including armed conflicts, could result in increased volatility in or damage to, the United States and worldwide financial markets and economy. They also could result in a continuation of the current economic uncertainty in the United States or abroad. Our revenues are dependent upon the payment of rent and the return of our other investments which may be particularly vulnerable to uncertainty in the local economy. Increased economic volatility could adversely affect our tenants’ ability to pay rent or the return on our other investments or our ability to borrow money or issue capital stock at acceptable prices and have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment.

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

Our business faces public scrutiny related to environmental, social and governance (“ESG”) activities, which are considered to contribute to reducing a company’s operational risk, market risk and reputational risk, which may in turn impact the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.

However, regional and investor specific sentiment may differ in what constitutes a material positive or negative ESG corporate practice. There is no guarantee that our corporate social responsibility practices will uniformly fit every investors’ definition of best practices for all ESG considerations across geographies and investor types.

Recently, “anti-ESG” sentiment has gained momentum across the U.S., with the proposal or enactment of “anti-ESG” policies, legislation or initiatives by several state legislatures and by the U.S. Congress. Further, the President recently issued an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. We could be criticized by ESG stakeholders for our performance on ESG topics and could likewise be criticized by anti-ESG stakeholders for the scope or nature of our sustainability initiatives or goals or for any revisions to these goals. Such anti-ESG and anti-DEI-related policies, legislation, initiatives and scrutiny could adversely affect our reputation, business, financial performance and growth.

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

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Therefore, an investment in our common stock will be subject to greater risk to the extent that we lack a geographically diversified portfolio. As of December 31, 2024, we owned interests in 45 real estate investments and, based on our pro rata share of the estimated value of our real estate investments, 70% of them are located throughout the United States, 10% are located in The Netherlands, and 9% are located in the United Kingdom. Please see Item 2. “Properties” for additional information regarding our investments, including market concentration.

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in those industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on leased square footage of our commercial real estate properties, as of December 31, 2024, approximately 30% is leased to tenants in the transportation and warehousing industry, 14% is leased to tenants in the retail- online/catalog industry, and 10% is leased to tenants in the wholesale trade industry. Please see Item 2. “Properties” for additional information regarding our investments, including industry concentration.

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

We expect that rental income from investment properties will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. For the year ended December 31, 2024, there were no tenants that individually represented more than 10% of our total rental revenue. The weakening of the financial condition or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations and our ability to pay distributions.

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

We will attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are types of losses, generally catastrophic in nature, which are uninsurable, are not economically insurable or are only insurable subject to limitations. Examples of such catastrophic events include acts of war or terrorism, earthquakes, floods, hurricanes and pollution or environmental matters. We may not have adequate coverage in the event we or our buildings suffer casualty losses. Further, as of December 31, 2024, nine of our properties are located on the west coast of the United States, with eight of such properties in California. The west coast of the United States contains active earthquake zones and the greater Los Angeles area has recently experienced major fires, including the significant damage and lasting effects of the January 2025 wildfires, and may experience major fires in the future. Certain insurance companies doing business in states in which we operate have and could continue to restrict, curtail or suspend the issuance of property insurance policies. This could reduce the availability of hurricane, fire and other types of natural disaster insurance. If we do not have adequate insurance coverage, the value of our assets will be reduced as the result of, and to the extent of, any such uninsured losses. Additionally, we may not have access to capital resources to repair or reconstruct any uninsured damage to a property.

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

We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

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

11 of the 45 properties currently in our portfolio as of December 31, 2024 are multi-family residential properties and we expect to acquire additional multi-family residential properties in the future. Substantially all of our multifamily community leases are and will continue to be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

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

As of December 31, 2024, 16 of our 45 properties were located outside the U.S. and the revenues generated from those properties were denominated in the local currency. This has from time to time negatively impacted our NAV and may continue to negatively impact our NAV in the future.

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

Inflation, changing interest rates or deflation may adversely affect our financial condition and results of operations.

We are affected by the fiscal and monetary policies of the United States government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. Although the Federal Reserve decreased the federal funds rate multiple times in 2024, the rate continues to be elevated and there can be no assurance that the rates will continue to decrease or that it will not be increased in 2025 or beyond. While lower market rates and increased capital markets liquidity supports commercial real estate property transactions and values, regulated lending institutions are adjusting their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Additionally, rising operating costs, such as property insurance and raw material costs for property development and improvements, have further pressured cash flow performance across many real estate property types. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on our financial condition.

Future periods of increased inflation and high interest rates could have an adverse impact on our floating rate mortgages, our ability to borrow money, and general and administrative expenses, as these costs could increase at a rate higher than our rental and other revenue. Increases in the costs of owning and operating our properties due to inflation could reduce our net operating income and our NAV to the extent such increases are not reimbursed or paid by our tenants. If we are materially impacted by increasing inflation because, for example, inflationary increases in costs are not sufficiently offset by the contractual rent increases and operating expense reimbursement provisions or escalations in the leases with our tenants, we may implement measures to conserve cash or preserve liquidity. Such measures could include deferring investments, reducing or suspending the number of shares redeemed under our share redemption program and reducing or suspending distributions we make to our stockholders, which may adversely and materially affect our net operating income and NAV. In addition, due to rising interest rates, we may experience restrictions on our liquidity based on certain financial covenant requirements as well as our inability to refinance maturing debt in part or in full as it comes due depending on rates at such time and higher debt service costs and reduced yields relative to cost of debt. If we are unable to find alternative credit arrangements or other funding in a high interest rate environment, our business needs may not be adequately met.

In addition, customers and potential customers of our properties may be adversely impacted by inflation and high interest rates, which could negatively impact our customers’ ability to pay rent and demand for our properties. Such adverse impacts on our customers may cause increased vacancies, which may add pressure to lower rents and increase our expenditures for re-leasing. Inflation could also have an adverse effect on consumer spending which could impact our customers’ operations and, in turn, demand for our properties. Conversely, deflation could lead to downward pressure on rents and other sources of income.

Lack of compliance with the United States Foreign Corrupt Practices Act, or FCPA, could subject us to penalties and other adverse consequences.

We are subject to the FCPA, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including potential competitors, are not subject to these prohibitions. Fraudulent practices, including corruption, extortion, bribery, pay-offs, theft and others, occur from time-to-time in countries in which we may do business. If people acting on our behalf or at our request are found to have engaged in such practices, severe penalties and other consequences could be imposed on us that may have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to make distributions to our stockholders and the value of their investment. On February 10, 2025, President Trump issued an Executive Order ceasing the commencement of any new FCPA investigations or enforcement actions for a period of 180 days while the Attorney General conducts a review and issues revised enforcement guidelines regarding the FCPA. The outcome of the Attorney General's review and whether enforcement actions and investigations will be resumed following such 180-day period is uncertain.

Risks Related to Organizational Structure

Any interest in us will be diluted by the Special OP Units and any other OP Units in the Operating Partnership and any interest in us may be diluted if we issue additional shares.

We owned a 99.99% general partner interest in the Operating Partnership as of December 31, 2024. Hines Global REIT II Associates Limited Partnership (“HALP II”), an affiliate of Hines, owns the remaining interest in the Operating Partnership, and the Advisor holds the Special OP Units in the Operating Partnership, which were issued as consideration for an obligation by Hines and its affiliates to perform future services in connection with our real estate operations. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

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

We believe that the Operating Partnership will be treated as a partnership, and not as an association or a publicly traded partnership for U.S. federal income tax purposes. In this regard, the Code generally classifies “publicly traded partnerships” (as defined in Section 7704 of the Code) as associations taxable as corporations (rather than as partnerships), unless substantially all of their taxable income consists of specified types of passive income. In order to minimize the risk that the Code would classify the Operating Partnership as a “publicly traded partnership” for tax purposes, we placed certain restrictions on the transfer and/or repurchase of partnership units in the Operating Partnership. However, if the IRS successfully determines that the Operating Partnership is a publicly traded partnership and the passive income exception described above does not apply, the Operating Partnership would be required to pay U.S. federal income tax at corporate rates on its net income, its partners would be treated as stockholders of the Operating Partnership and distributions to partners would constitute taxable dividends and would not be deductible in computing the Operating Partnership’s taxable income. In addition, we could fail to qualify as a REIT and the imposition of a corporate tax on the Operating Partnership would reduce the amount of cash available for distribution to our stockholders.

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

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. stockholders that are individuals, trusts or estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Instead, our ordinary dividends generally are taxed at the higher tax rates applicable to ordinary income, the current maximum rate of which is 37%. However, for taxable years prior to 2026, individual stockholders are generally allowed to deduct 20% of the aggregate amount of ordinary dividends distributed by us, subject to certain limitations, which would reduce the maximum marginal effective tax rate for individuals on the receipt of such ordinary dividends to 29.6%. The 20% deduction described above is set to expire at the end of 2025 and we cannot predict whether, when, or to what extent this and other various favorable U.S. tax provisions will be extended.

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

In recent years, numerous legislative, judicial and administrative changes have been made to the U.S. federal income tax laws applicable to investments in real estate and REITs, and it is possible that additional legislation may be enacted in the future. There can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are regularly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. In addition, various provisions of the Code are set to expire at the end of 2025, including the 20% deduction described above and other provisions that may be favorable to REITs and their shareholders.

We cannot predict whether, when or to what extent any new U.S. federal tax laws, regulations, interpretations or rulings will impact the real estate investment industry or REITs, including whether various favorable U.S. federal tax laws will be extended. Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without your vote or the vote of our other stockholders.

Our stockholders should consult with their own tax advisors regarding the effect of potential future changes to the U.S. federal tax laws on an investment in our shares.

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

Risks Related to Investing in Our Common Stock

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

Our cash flow from operations may be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source and we may choose to pay distributions when we do not have sufficient cash flow from operations to fund such distributions. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. For example, for the year ended December 31, 2024, we funded 12% of total distributions with cash flows from other sources, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings. When we pay distributions in excess of earnings and we use cash flows from financing activities, including offering proceeds and borrowings, to fund distributions, then we have less funds available for operations and for acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, may reduce our stockholders’ overall return and may result in the dilution of our stockholders’ investment. In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ interest in us. Furthermore, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

We have incurred net losses on a GAAP basis in the past and may continue to incur such losses in the future.

For the years ended December 31, 2024, 2023 and 2022, we have incurred net losses, on a GAAP basis, of $47.1 million, $38.6 million and $48.1 million, respectively. As a result, we had accumulated distributions in excess of earnings balances, on a GAAP basis, of approximately $776.6 million, $573.3 million and $383.0 million, respectively, as of December 31, 2024, 2023 and 2022. Our net losses and the related accumulated distributions in excess of earnings balances for these periods are primarily attributable to non-cash depreciation and amortization of our real estate investments. Therefore, we may continue to incur net losses and accumulated distributions in excess of earnings balances in the future.

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

•Incident Response and Communication: Hines has formed an incident response team to address potential cybersecurity incidents. This team is composed of management personnel from Hines’ technology, operations, legal, risk management, internal audit and other key business functions and is responsible for informing Hines’ leadership, as necessary. The team also includes at least one of our officers to ensure that decisions regarding the disclosure and reporting of such incidents can be made by us in a timely manner, including communicating to our board of directors, if applicable.

Governance

Our board of directors oversees the implementation of Hines’ cybersecurity risk management program and receives periodic reports from Hines’ Chief Technology Officer (the “CTO”) and Chief Information Security Officer (the “CISO”) regarding the effectiveness of Hines’ cybersecurity risk management program. Additionally, our board of directors will receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds.

Hines’ CISO and CTO are principally responsible for overseeing the cybersecurity risk management program, in partnership with other Hines leaders. The CISO has more than 30 years of experience in the IT industry, with over 20 years spent working with cybersecurity design and implementation, as well as infrastructure, audit, design, operation, and as the head of Hines’ IT security and compliance practice. The CTO previously served as both Director and Vice President of Information Technology at Hines and has led several Hines technology implementations and strategic developments of proprietary applications and infrastructure.

There have been no material cybersecurity threats or incidents nor are we aware of any cybersecurity risks reasonably likely to affect us, our business strategy, results of operations, or financial condition as of the date of this Annual Report on Form 10-K. However, future cybersecurity incidents could have a material impact on our business strategy, results of operations, or financial condition.

Item 2.  Properties

As of December 31, 2024, we owned 45 real estate investments. The following table provides additional information regarding each of these properties, including DST properties, and is presented as of December 31, 2024.

Property (1)	Location	Date Acquired	Leasable Square Feet		Percent Leased
Office Investments
Cottonwood Corporate Center	Salt Lake City, Utah	7/2016	485,999		90%
1015 Half Street	Washington D.C.	5/2021	396,335		99%
Waypoint	Torrance, California	12/2021	146,478		97%
Liberty Station	San Diego, California	1/2022	187,230		96%
1315 N. North Branch	Chicago, Illinois	2/2022	108,267		85%
200 Park Place (2)	Houston, Texas	7/2022	206,943		100%
IBM 500 Campus	Durham, North Carolina	12/2023	773,885		100%
Total Office			2,305,137		96%

Industrial Investments
Domestic Industrial
Bassett Technology Park	Santa Clara, California	8/2020	419,256		95%
6000 Schertz Parkway	Schertz, Texas	12/2020	1,262,294		100%
900 Patrol Road	Jeffersonville, Indiana	5/2021	1,015,740		100%
I-70 Logistics Center	Columbus, Ohio	8/2023	697,829		100%
Total Domestic Industrial			3,395,119		99%

Central Europe Industrial
Fresh Park Venlo	Venlo, Netherlands	10/2018	3,308,265		95%
Maintal Logistics	Frankfurt, Germany	12/2018	394,975		60%
ABC Westland	The Hague, Netherlands	5/2019	1,582,025		93%
Gdańsk PL II	Gdańsk, Poland	9/2019	346,996		100%
Łódź Urban Logistics	Łódź, Poland	9/2019	389,229		81%
Madrid Airport Complex (3)	Madrid, Spain	6/2020	—	(3)	—%	(3)
Eastgate Park	Prague, Czech Republic	10/2021	420,888		98%
Tortona Logistics	Tortona, Italy	12/2024	1,146,066		100%
Total Central Europe Industrial			7,588,444		93%

U.K. Industrial
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	11/2019	145,452		100%
DSG Bristol	Bristol, United Kingdom	11/2019	269,089		100%
Wakefield Logistics	Wakefield, United Kingdom	7/2020	207,115		100%
5100 Cross Point	Coventry, United Kingdom	12/2020	146,652		100%
Central City Coventry	Coventry, United Kingdom	3/2022	399,124		100%
Total U.K. Industrial			1,167,432		100%
Total Industrial			12,150,995		96%

Residential/Living Investments
Domestic Residential/Living
The Alloy (2)(4)	College Park, Maryland	11/2019	230,362		99%
The Emerson (2)(5)	Centreville, Virginia	1/2020	328,341		95%
Center Place (6)	Providence, Rhode Island	12/2021	242,261		94%
Gables Station (7)	Miami, Florida	8/2022	612,527		96%
EMME (2)(8)	Chicago, Illinois	6/2023	134,908		98%
Diridon West(2)(9)	San Jose, California	1/2024	197,774		95%

Property (1)	Location	Date Acquired	Leasable Square Feet	Percent Leased
Duboce Apartments(10)	San Francisco, California	9/2024	70,511	97%
E2 Apartments(2)(11)	Evanston, Illinois	12/2024	304,041	97%
Total Domestic Residential/Living			2,120,725	96%

International Residential/Living
Montrose Student Residences (12)	Dublin, Ireland	3/2017	51,649	99%
Queen’s Court Student Residences (13)	Reading, United Kingdom	10/2017	105,895	99%
Glasgow West End (14)	Glasgow, United Kingdom	9/2019	232,428	99%
Total International Residential/Living			389,972	99%
Total Residential/Living			2,510,697	96%

Retail Investments
Rookwood(2)	Cincinnati, Ohio	1/2017	594,442	96%
Promenade Shops at Briargate	Colorado Springs, Colorado	9/2019	239,026	100%
Waverly Place	Cary, North Carolina	6/2022	207,799	92%
Total Retail			1,041,267	96%

Other Investments (15)
5301 Patrick Henry	Santa Clara, California	2/2021	129,199	100%
Bradley Business Center	Chicago, Illinois	11/2021	467,410	98%
WGN Studios	Chicago, Illinois	11/2021	131,515	100%
Burbank Media Studios	Burbank, California	2/2022	85,285	100%
Wells Fargo Center	Hillsboro, Oregon	4/2022	212,363	100%
Nashville Self Storage Portfolio (16)	Nashville, Tennessee	7/2022	354,537	86%
Sutter Medical Plaza	Sacramento, California	10/2024	143,210	100%
Total Other			1,523,519	96%

Total for All Investments			19,531,615	96%
(1)On December 31, 2024, we effectively owned a 99.99% interest in the 45 properties acquired prior to December 31, 2024 through our ownership interest in the Operating Partnership as its sole general partner. HALP II, an affiliate of Hines, owned the remaining 0.01% interest in the Operating Partnership.
(2)Held through our DST Program as of December 31, 2024. See Item 8. “Note 5 — DST Program” for additional information.
(3)In January 2024, we commenced the redevelopment of the Madrid Airport Complex following the expiration of the tenant’s lease on December 31, 2023. The new project will consist of a three building, 700,000 square foot Class-A logistics park. The new park will be re-branded as Nexus Barajas and provide future tenants a superior last mile distribution location and is expected to be completed in the fourth quarter of 2025.
(4)The Alloy consists of 275 units with an average effective monthly rental rate of $2,322 per unit as of December 31, 2024.
(5)The Emerson consists of 355 units with an average effective monthly rental rate of $2,305 per unit as of December 31, 2024.
(6)Center Place consists of 223 units with an average effective monthly rental rate of $3,440 per unit as of December 31, 2024.
(7)Gables Station consists of 495 units with an average effective monthly rental rate of $4,155 per unit as of December 31, 2024.
(8)EMME consists of 199 units with an average effective monthly rental rate of $2,873 per unit as of December 31, 2024.
(9)Diridon West consists of 249 units with an with an average effective monthly rental rate of $3,193 per unit as of December 31, 2024.
(10)Duboce Apartments consists of 87 units with an average effective monthly rental rate of $4,016 as of December 31, 2024.

(11)E2 Apartments consists of 352 units with an average effective monthly rental rate of $3,285 as of December 31, 2024.
(12)Montrose Student Residences consists of 210 beds with an average effective weekly rental rate of €325 (approximately $338 assuming a rate of $1.04 per EUR as of December 31, 2024) per bed.
(13)The Queen’s Court Student Residences consists of 395 beds with an average effective weekly rental rate of £247 (approximately $310 assuming a rate of $1.25 per GBP as of December 31, 2024) per bed.
(14)Glasgow West End consists of 607 beds with an average effective weekly rental rate of £298 (approximately $374 assuming a rate of $1.25 per GBP as of December 31, 2024) per bed.
(15)Includes properties that do not meet any of the other asset categories. As of December 31, 2024, these properties include a manufacturing research and design campus, a local TV network studio, a studio building, a self-storage portfolio, and mixed-use facilities.
(16)Nashville Self Storage Portfolio is comprised of five self storage properties located in greater Nashville, Tennessee.

Recent Acquisitions of Investment Property

In January 2024, the Company acquired Diridon West, a multifamily asset located in San Jose, California. The contract purchase price was $117.5 million, exclusive of transaction costs and closing prorations.

In March 2024, the Company acquired Floralaan, an addition to the Company’s existing ownership interest in Fresh Park Venlo, an industrial logistics property located in Venlo, Netherlands.The contract purchase price was €19.7 million (approximately $21.2 million assuming a rate of $1.08 per Euro as of the acquisition date), exclusive of transaction costs and closing prorations.

In September 2024, the Company acquired Duboce Apartments, a multifamily asset located in San Francisco, California. The contract purchase price was $38.0 million, exclusive of transaction costs and closing prorations.

In October 2024, the Company acquired Sutter Medical Plaza, a hospital-affiliated medical services building located in Sacramento, California. The contract purchase price was $52.0 million, exclusive of transaction costs and closing prorations.

In December 2024, the Company acquired Tortona Logistics, a logistics portfolio consisting of two buildings and a forward purchase option for a third building which is currently under construction, located in Tortona, Italy. The contract purchase price was approximately €137.0 million, exclusive of transaction costs and closing prorations, (approximately $144.0 million assuming a rate of $1.05 per Euro as of the acquisition date). Of this amount, €42 million of the contract price relates to the forward purchase of a third building at the property, which we expect to close upon the estimated completion of construction in 2025.
In December 2024, the Company acquired E2 Apartments, a multifamily asset located in Evanston, Illinois. The contract purchase price was $148.0 million, exclusive of transaction costs and closing prorations.

Recent Dispositions of Investment Property

On November 20, 2024, a wholly owned subsidiary of the Company sold Miramar Activity Business Center for a contract sales price of $46.0 million, exclusive of transaction costs and closing prorations. The purchaser is not affiliated with the Company or its affiliates.

On February 10, 2025, the Company sold Maintal Logistics for a contract sales price of €191.5 million (approximately $198.5 million, assuming a rate of $1.04 per Euro as of the disposition date) exclusive of transaction costs and closing prorations. The purchaser is not affiliated with the Company or its affiliates.

Investment Type

Our portfolio is comprised of investments in a variety of real estate asset classes. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of December 31, 2024 (the “Estimated Values”), which are consistent with the values used to determine our NAV per share as of that date.

Lease Expirations

The following table lists the scheduled lease expirations and related expiring base rents of our commercial properties for each of the years ending December 31, 2025 through December 31, 2034 and the period thereafter for the commercial properties we owned as of December 31, 2024. It does not include the effect of our residential/living or student housing properties due to the short term nature of these leases. The table also shows the approximate leasable square feet represented by the applicable lease expirations.

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases (in thousands)	Percent of Total Annual Base Rental Income
2025	61	1,325,983	8.2%	$16,947	8.2%
2026	72	1,306,463	8.1%	$13,686	6.6%
2027	47	1,807,928	11.2%	$18,017	8.7%
2028	57	4,200,345	26.0%	$39,836	19.3%
2029	61	1,350,378	8.4%	$29,475	14.3%
2030	46	2,567,755	15.9%	$23,783	11.5%
2031	21	731,943	4.5%	$13,529	6.6%
2032	22	355,601	2.2%	$7,943	3.9%
2033	22	596,643	3.7%	$13,810	6.7%
2034	17	854,285	5.3%	$8,337	4.0%
Thereafter	464	1,068,621	6.5%	$20,566	10.2%

Market Concentration
The following charts depict the location of our real estate investments as of December 31, 2024. Approximately 70% of our portfolio is located throughout the United States and approximately 30% is located internationally (based on our pro rata share of the Estimated Value of each of the real estate investments).

Industry Concentration

The following chart provides a summary of the industry concentration of the tenants in our commercial properties based on their leased square footage as of December 31, 2024:

*Other is made up of industries which individually comprise less than 3% of our portfolio and includes: Healthcare, Finance and Insurance, Government, Arts, Entertainment, and Recreation, Information, Other Services, Oil and Gas, Hospitality, Utilities, Education Services and Construction.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of March 26, 2025, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The table below discloses each class of shares of our common stock outstanding as of December 31, 2024, which were in the aggregate held by a total of 38,219 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.

	Class T	Class S	Class D	Class I	Class AX	Class JX
Shares outstanding	40,550	31,676	36,249	127,874	32,341	79

On January 16, 2025, we announced a new net asset value (“NAV”) per share of our common stock of $9.83 as of December 31, 2024. The NAV was determined by us and our Advisor and was approved by our valuation committee and the board of directors. The new NAV per share was determined in accordance with our valuation policy in effect prior to the Restructuring and utilizing guidelines established by the Investment Program Association Practice Guideline 2013-01 — “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013.

Shares in our Public Offerings are offered at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The “transaction price” generally will be equal to the most recently determined NAV per share as of the end of the prior month. We began determining an NAV per share on a monthly basis as of the end of January 2018. However, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. Subsequent to December 31, 2024, we have determined NAVs per share as of January 31, 2025 and February 28, 2025 of $9.79 per share and $9.79 per share, respectively. For additional information regarding the valuation methodologies and assumptions used to determine our NAV as of January 31, 2025 and February 28, 2025, please refer to our Current Reports on Form 8-K filed on February 13, 2025 and March 17, 2025, respectively, with the SEC. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — NAV History” for additional information regarding changes in our NAV.

The below information describes the valuation methodologies, assumptions and limitations used in determining our NAV as of December 31, 2024. We cannot assure you that this NAV per share, or the method used to establish it, complies with the ERISA or IRS requirements.

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our NAV. Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at www.hinesglobalincometrust.com and is also available on our toll-free information line at (888) 220-6121. See our Valuation Policy and Procedures incorporated by reference into this Annual Report on Form 10-K for a more detailed description of our valuation procedures, including important disclosure regarding interim investment property valuations provided by our Advisor and reviewed by Altus Group U.S., Inc., or Altus. Altus is the independent valuation advisor we have engaged to prepare appraisal reviews and carry out a review of the calculation of the NAV per share for each class of shares of our common stock. All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our valuation committee. Generally, all of our investment properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus. Altus reviewed the calculation of the new NAV per share of our common stock as of December 31, 2024, as set forth below. Additionally, although not required by our valuation policy, our valuation committee and our board of directors have approved the NAV per share as of December 31, 2024, as calculated by us and our Advisor.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of December 31, 2024 (the NAV per share is the same for each class of shares of our common stock):

December 31, 2024
Gross Amount
(in thousands)
Investments in real estate	$4,534,327
Investments in real estate-related securities	164,590
Cash, cash equivalents and restricted cash	141,196
Accounts receivable and other assets	84,324
Mortgage notes, term loans and revolving credit facilities	(1,622,380)
Accrued performance participation allocation	—
Payables and other liabilities	(660,894)
NAV	$2,641,163
Shares outstanding	268,769
NAV per common share outstanding	$9.83

The valuations of our investment properties as of December 31, 2024 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type. However, the table below excludes assumptions related to properties acquired in the past 12 months and are being carried at their purchase price. In accordance with our valuation policy, the acquisition cost of these properties may serve as their value for a period of up to one year following their acquisition.

	Office	Industrial	Retail	Residential / Living	Other	Weighted-Average Basis
Exit capitalization rate	6.90%	5.76%	6.49%	5.42%	6.35%	5.98%
Discount rate / internal rate of return (“IRR”)	8.26%	7.04%	7.59%	6.74%	7.49%	7.26%
Average holding period (years)	9.4	9.7	10.0	10.0	9.9	9.8

A change in the rates used would impact the calculation of the value of our investment properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our investment properties:

Input	Hypothetical Change	Office	Industrial	Retail	Residential / Living	Other	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	2.91%	3.68%	2.33%	2.93%	2.49%	3.00%
	0.25% increase	(1.84)%	(3.24)%	(2.15)%	(2.79)%	(2.30)%	(2.61)%
Discount rate (weighted-average)	0.25% decrease	1.93%	1.93%	1.83%	1.92%	1.85%	1.91%
	0.25% increase	(1.88)%	(1.82)%	(1.79)%	(1.88)%	(1.82)%	(1.85)%

The following table reconciles stockholders’ equity and noncontrolling interests per our consolidated balance sheet to our NAV as of December 31, 2024:

December 31, 2024
Gross Amount
(in thousands)
Total stockholder’s equity	$1,815,139
Adjustments:
Accrued distribution and stockholder servicing fees and issuer costs (1)	52,617
Unrealized net appreciation of real estate investments and debt (2)	365,455
Accumulated depreciation and amortization (3)	452,514
Other adjustments (4)	(44,562)
Net asset value	$2,641,163
(1)     Our consolidated balance sheet as of December 31, 2024 includes a liability of $51.6 million related to distribution and stockholder servicing fees payable to our Dealer Manager in future periods with respect to shares of its common stock. The NAV per share as of December 31, 2024 does not include any liability for distribution and stockholder servicing fees that may become payable after December 31, 2024, since these fees may not ultimately be paid in certain circumstances, including if Hines Global was liquidated or if there was a listing of our common stock.
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

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2019 through March 31, 2025 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each outstanding share class, less any applicable distribution and stockholder servicing fees. Distributions are declared on all outstanding classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the Company’s distribution reinvestment plan were reinvested in shares of the same class as the shares on which the distributions were made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The table below outlines the net cash distributions declared for each class of shares for the years ended December 31, 2024, 2023 and 2022. The net distributions presented below are representative of the gross distribution rate declared by our board of directors less any applicable ongoing distribution and stockholder servicing fees. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distribution History” for additional information regarding our distributions.

	Year Ended December 31,
	2024		2023		2022
Distributions declared per Class AX share, net	$0.63		$0.63		$0.63
Distributions declared per Class TX share, net	$—	(1)	$0.26	(1)	$0.51
Distributions declared per Class IX share, net	$—	(2)	$0.45	(2)	$0.60
Distributions declared per Class JX share, net	$0.63		$0.63	(3)	$0.31
Distributions declared per Class T share, net	$0.52		$0.52		$0.51
Distributions declared per Class S share, net	$0.54		$0.54		$0.53
Distributions declared per Class D share, net	$0.60		$0.60		$0.60
Distributions declared per Class I share, net	$0.63		$0.63		$0.63
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

We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the years ended December 31, 2024, 2023 and 2022, we funded 12%, 26% and 39% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings.

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

The following table outlines the taxability of our distributions paid during the years ended December 31, 2024 and 2023 as a percentage of total distributions. The taxability of the distributions may not be indicative of taxability in future periods.

	Ordinary Income	Capital Gains	Return of Capital
Year ended December 31, 2024	—%	—%	100%
Year ended December 31, 2023	—%	—%	100%

Recent Sales of Unregistered Securities

On October 17, 2024, we sold 4,890.22 Class I shares of our common stock in a private placement pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. These shares were sold at a price of $10.02 per share, the most recently determined NAV per share at the time of the sale, for an aggregate price of approximately $49,000.

On November 1, 2024, 7,485.03 restricted common shares were granted to each of our independent directors, Messrs. Dougal A. Cameron and John O. Niemann, Jr, Dr. Ruth J. Simmons, and Ms. Diane S. Paddison. The restricted shares were issued without registration under the Securities Act, in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
October 1, 2024 to October 31, 2024	1,223,918	$10.02	1,223,918	4,044,027
November 1, 2024 to November 30, 2024	1,063,904	$10.02	1,063,904	4,223,784
December 1, 2024 to December 31, 2024	1,852,999	$10.02	1,852,999	3,438,823
Total	4,140,821		4,140,821
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

This section of this Form 10-K generally discusses activities for the fiscal years ended December 31, 2024 and 2023 and comparisons for the years then ended. Discussions of activities for the fiscal year ended December 31, 2022 and comparisons for the fiscal years ended December 31, 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Executive Summary

Hines Global Income Trust, Inc. (“Hines Global”) is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 67 years. The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

We raise capital for our investments through continuous public offerings of our common stock (collectively, the “Public Offerings”). We commenced our initial public offering of up to $2.5 billion in shares of our common stock in August 2014 and launched our most recent public offering, our fourth public offering of up to $2.5 billion in shares of common stock, on February 4, 2025 (the "Fourth Offering or, the "Offering"). It is our intention to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we intend to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. As of December 31, 2024, we had received aggregate gross offering proceeds of $3.5 billion from the sale of 334.8 million shares through our Public Offerings, including shares issued pursuant to our distribution reinvestment plan.

In addition to our Public Offerings, through our Operating Partnership, we have a program to raise up to $3.0 billion of capital through private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of December 31, 2024, we held seven properties through the DST Program, and have raised net offering proceeds of $547.1 million through the DST Program offerings. See Item 8. “Financial Statements and Supplementary Data — Note 5 — DST Program” for additional information.

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. We acquired six investments in real estate assets, including an addition to an existing property in our portfolio, during the year ended December 31, 2024 for a total net purchase price of $476.6 million, using proceeds from our Public Offerings, proceeds from debt financing and proceeds from the sale of Miramar Activity Business Center in November 2024. As of December 31, 2024, we owned interests in 45 real estate investments consisting of 19.5 million square feet of leasable space that were 96% leased. See Item 2. “Properties” for additional information regarding our real estate investments.

Summary of 2024 Activities

Presented below are highlights of our activities during the year ended December 31, 2024:
Capital Raising and Performance
•For the year ended December 31, 2024 we raised $319.5 million of gross proceeds from the sale of common stock through our Offerings, including shares issued pursuant to our distribution reinvestment plan. Additionally, we raised net offering proceeds of $354.6 million through the DST Program.

•For the year ended December 31, 2024 we declared distributions of $156.1 million. Our gross annualized distribution rate has remained at $0.625 per share since January 2019.
•For the year ended December 31, 2024 we redeemed $239.9 million in shares of our common stock pursuant to our share redemption program.
•Recent years have been characterized by muted transaction volumes, challenging macroeconomic conditions and elevated interest rates. Despite this environment, Hines Global maintained its stable annualized distribution rate of $0.625 and had a year-to-date total return of 3.90% for Class I shares for the year ended December 31, 2024. Total return is calculated as the change in our NAV per share during the respective period, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares. Refer to “Performance Summary of Share Classes” below for a more comprehensive summary of the performance of all our share classes.
Investments and Financing Activities
•We acquired six additional real estate investments, including an addition to an existing property in our portfolio, during the year ended December 31, 2024. These acquisitions comprise 2.1 million square feet for an aggregate net purchase price of $476.6 million. See Item 2. “Properties—Recent Acquisitions of Investment Property” for additional information regarding our acquisitions during the year ended December 31, 2024.
•Interest rates rose dramatically throughout 2022 and 2023, and remained elevated during the year ended December 31, 2024, increasing the weighted average interest rate on our total outstanding debt from 1.83% as of December 31, 2021 to 4.03% as of December 31, 2024 (including the effect of interest rate contracts). Approximately 84% of our total debt outstanding as of December 31, 2024 has fixed interest rates or has been fixed through the use of interest rate caps and swaps. Additionally, our portfolio was 34% levered based on the values of our real estate investments as of December 31, 2024, 33% as of December 31, 2023 and 32% as of December 31, 2022.

NAV History

We began determining a net asset value (“NAV”) per share on a monthly basis in January 2018. As noted in the chart below, the NAV increased throughout 2018 and 2019, but fell to a low of $9.71 as of April 30, 2020 driven primarily by the adverse impact on global commercial activity and volatility in financial markets caused by the Coronavirus pandemic, which affected the performance and value of our investment properties during that time. Further, despite a strong performance during 2021 and the first half of 2022, our NAV per share fell from its peak in June 2022, primarily as a result of higher interest rates, challenging macroeconomic conditions and a strong U.S. dollar. Set forth below is additional historical information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).

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
The table below discloses the total returns for the classes of shares that are available for investment:

As of December 31, 2024
Shares Class (1)	1-Year	3-Year	5-Year	ITD
Class I Shares (2)	3.90%	2.91%	5.22%	6.48%
Class D Shares (2)	3.64%	2.65%	4.96%	6.21%
Class S Shares (No Sales Load) (3)	3.02%	2.04%	4.28%	5.50%
Class S Shares (With Sales Load) (4)	(0.63)%	0.84%	3.55%	4.97%
Class T Shares (No Sales Load) (3)	2.87%	1.89%	4.18%	5.42%
Class T Shares (With Sales Load) (4)	(0.78)%	0.69%	3.44%	4.89%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment:

As of December 31, 2024
Shares Class (1)	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	3.90%	2.91%	5.22%	7.28%
Class AX Shares (With Sales Load)	N/A	N/A	N/A	6.09%
Class TX Shares (No Sales Load)	N/A	1.89%	4.18%	6.36%
Class TX Shares (With Sales Load)	N/A	N/A	N/A	5.70%
Class IX Shares (No Sales Load)	N/A	2.65%	4.96%	6.27%
Class IX Shares (With Sales Load)	N/A	N/A	N/A	6.16%
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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. For the year ended December 31, 2023, we recorded impairment charges of $0.8 million related to capitalized pre-development costs associated with a development we are no longer pursuing. There were no impairment charges recorded for the year ended December 31, 2024.

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

Interest rates rose dramatically throughout 2022 and 2023, and remained elevated during 2024, increasing the weighted average interest rate on our total outstanding debt from 1.83% as of December 31, 2021 to 4.03% as of December 31, 2024 (including the effect of interest rate contracts). However, we were able to decrease our leverage ratio from 42% as of December 31, 2021 to 34% as of December 31, 2024, using available proceeds from our public offerings and from the DST Program. Additionally, we entered into interest rate contracts on our variable-rate debt to reduce our exposure to rising interest rates. Approximately 84% of our total debt outstanding as of December 31, 2024 has fixed interest rates or has been fixed through the use of interest rate caps. See Item 1. “Business — Financing Strategy and Policies” for additional information regarding our financing strategy.

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

Cash flows from operating activities for the year ended December 31, 2024 increased by $22.9 million compared to the same period in the prior year. This increase in operating cash flow is primarily due to the investment of over $683.0 million in additional investments in real estate during 2023 and 2024, as offset by higher interest costs. Additionally, the following factors also contributed to the increase in operating cash flows in the current period:
•We acquired six additional real estate investments since December 31, 2023.
•We did not pay a performance participation allocation to our Advisor during 2024, compared to $18.8 million paid out in the first quarter of 2023.
•We made cash payments for tenant inducements and leasing commissions amounting to $12.7 million during the year ended December 31, 2024, compared to $23.5 million during the year ended December 31, 2023.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2024 and 2023 were primarily due to the following:

2024
•Payments of $506.0 million primarily related to the acquisitions of six real estate investments.
•Capital expenditures of approximately $71.8 million at our investment properties.
•We received net proceeds of $45.1 million from the sale of Miramar Activity Business Center. These proceeds were offset by costs incurred of $15.7 million of sale costs related to the sale of Maintal Logistics, which sold in February 2025.
•Payments of $109.9 million to purchase real estate-related securities. We also received proceeds of $98.0 million from the sale of real estate-related securities.
•Payments of $30.8 million to enter into new interest rate contracts.
•We received payments of $42.8 million from counterparties in relation to our positions in interest rate contracts.

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

Cash Flows from Financing Activities

Our Public Offerings

We raised gross proceeds of $235.9 million and $298.2 million, respectively, from our Public Offerings during the years ended December 31, 2024 and 2023, respectively, excluding proceeds from the distribution reinvestment plan. In addition, during the years ended December 31, 2024 and 2023, we redeemed $239.9 million and $261.3 million in shares of our common stock pursuant to our share redemption program, respectively.

In addition to the investing activities described previously, we use proceeds from our Public Offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the years ended December 31, 2024 and 2023, we made payments of $10.5 million and $13.6 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our Public Offerings. Selling commissions, dealer manager fees and distribution and stockholder servicing fees vary for each share class as described more fully in Note 9 — Related Party Transactions. The change in these fees is generally attributable to the amount of offering proceeds raised, but is also impacted by variations in the amount of each share class sold during the year.
We reimburse the Advisor for any organization and offering costs incurred, which consist of issuer costs and certain underwriting costs (but excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) related to our Public Offerings, to the extent cumulative organization and offering costs paid by us do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from our Public Offerings. During the years ended December 31, 2024 and 2023, we reimbursed the Advisor $8.3 million and $9.7 million for organization and offering costs, respectively.

Distributions

With the authorization of our board of directors, we declared distributions monthly from January 2019 through March 31, 2025 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class, less any applicable distribution and stockholder servicing fees. Distributions are made on all outstanding classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders during the years ended December 31, 2024, 2023, and 2022 were $155.5 million, $151.1 million and $118.2 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our Public Offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the years ended December 31, 2024, 2023 and 2022 we funded 12%, 26%, and 39%, respectively of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings.

The following table outlines our total distributions declared to stockholders for the years ended December 31, 2024, 2023 and 2022, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands).

	For the Year Ended December 31, 2024		For the Year Ended December 31, 2023		For the Year Ended December 31, 2022
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$72,422	46%	$71,491	47%	$58,795	48%
Reinvested in shares	83,677	54%	80,252	53%	64,106	52%
Total	$156,099	100%	$151,743	100%	$122,901	100%
Sources of Distributions
Cash flows from operating activities	$54,040	35%	$31,179	21%	$11,421	9%
DRP (2)	83,677	53%	80,252	53%	64,106	52%
Cash flows from other sources (3)	18,382	12%	40,312	26%	47,374	39%
Total	$156,099	100%	$151,743	100%	$122,901	100%
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

Debt Financings and Financing Obligations

As mentioned previously, our portfolio was 34% leveraged as of December 31, 2024 (based on the most recent valuations of our real estate investments) with a weighted average interest rate of 4.03%. Below is additional information regarding our loan activity for the years ended December 31, 2024 and 2023.

2024
•We received proceeds from notes payable of $732.1 million, which included $430.7 million in draws on our JPMorgan Credit Facility, $165.8 million in private placement note issuances and $79.7 million relating to our financing of the secured mortgage debt related to our acquisition of Tortona Logistics and $47.4 million relating to the refinancing of the secured mortgage debt on Fresh Park Venlo and ABC Westland.
•We made payments on notes payable of $460.3 million, which included $458.0 million in payments on our JPMorgan Credit Facility.
•We made payments of $7.4 million in financing costs primarily related to the exercising of extension options on our JPMorgan Credit Facility as well as modifications to our permanent mortgage financing.
•We received net proceeds of $354.6 million from our financing obligations related to our DST program, as described more fully in Note 5 — DST Program. We made payments of $1.3 million related to those financing obligations.
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
•We made payments of $3.5 million in financing costs primarily related to the exercising of extension options on our JPMorgan Credit Facility as well as modifications to our permanent mortgage financing.
•We received net proceeds of $179.0 million from our financing obligations related to our DST program, as described more fully in Note 5 — DST Program. We made payments of $0.6 million related to those financing obligations.

Results of Operations

Year ended December 31, 2024 compared to the year ended December 31, 2023

The table below includes information regarding changes in our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in 2024 compared to 2023 as a result of significant additional investments in real estate. All amounts are in thousands, except for percentages:

	Year Ended December 31,		Change
	2024	2023	$	%
Revenues:
Rental revenue	$336,456	$302,855	$33,601	11%
Other revenue	12,451	10,327	2,124	21%
Total revenues	348,907	313,182	35,725	11%
Expenses:
Property operating expenses	134,599	123,013	11,586	9%
Depreciation and amortization	133,059	130,357	2,702	2%
Asset management fees	33,226	30,516	2,710	9%
General and administrative expenses	8,789	9,527	(738)	(8)%
Impairment losses	—	813	(813)	N/A*
Total expenses	309,673	294,226	15,447	5%
Other income (expenses):
Gain (loss) on derivative instruments	3,425	4,255	(830)	(20)%
Gain (loss) on investments in real estate-related securities	7,346	14,397	(7,051)	(49)%
Gain on sale of real estate	9,202	—	9,202	(100)%
Foreign currency gains (losses)	(185)	3,257	(3,442)	(106)%
Interest expense	(128,208)	(90,449)	(37,759)	42%
Other income and expenses	22,914	13,367	9,547	71%
Income (loss) before benefit (provision) for income taxes	(46,272)	(36,217)	(10,055)	28%
Benefit (provision) for income taxes	(821)	(2,370)	1,549	(65)%
Net income (loss)	$(47,093)	$(38,587)	$(8,506)	22%

* Not a meaningful percentage
Total revenues: The increase in total revenues is primarily the result of our acquisition activity. For example, in 2023 we invested over $206.4 million in additional real estate investments, which experienced a full year of operations during 2024. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
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
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV. The increase in these fees is primarily due to the additional real estate investments made since January 1, 2024, partially offset by the decline in our NAV per share during the same period.
General and administrative expenses: We generally expect our general and administrative expenses to continue to increase as we continue raising capital from our Public Offerings and incur additional stockholder costs, as a result.

Impairment losses: For the year ended December 31, 2024, we had no impairment charges. For the year ended December 31, 2023, we recorded impairment charges of $0.8 million related to capitalized pre-development costs associated with a development we are no longer pursuing.
Gain (loss) on derivative instruments: We enter into interest rate contracts in order to limit our exposure to rising interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. Such gains were primarily related to the position of our interest rate contracts as a result of rising interest rates during both periods, and include the effect of $42.9 million and $30.8 million in payments received from counterparties during the years ended December 31, 2024 and 2023, respectively.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. Interest and dividend income associated with such investments are recorded to other income and expenses, as discussed below. The gains recorded during the years ended December 31, 2024 and 2023 were primarily due to the ongoing recovery in the publicly traded REIT market, which had experienced volatility resulting in losses in prior years.
Gain (loss) on sale of real estate: The gain on sale for the year ended December 31, 2024, is primarily related to the sale of Miramar Activity Business Center in November 2024 for a contract sale price of $46.0 million. We had no property dispositions during the year ended December 31, 2023.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the years ended December 31, 2024 and 2023, these amounts primarily related to the effect of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased primarily due to our financing obligations in connection with our DST Program and additional indebtedness outstanding during the period resulting from additional real estate investments acquired since December 31, 2023. Interest expense recorded for the year ended December 31, 2024 includes $26.4 million in interest expense related to our financing obligation in connection with our DST Program, compared to $8.7 million in the prior year. Additionally, interest expense for the years ended December 31, 2024 and 2023 excludes $42.9 million and $30.8 million respectively, earned in relation to payments from counterparties on effective interest rate contracts, which have been recorded to gain (loss) on derivative instruments.
Other income and expenses: Other income and expenses primarily relates to interest and dividend income associated with our investments in real estate-related securities, as well as dividend income received related to our unsold interests in properties held through the DST Program. The increase is primarily due to the increase in dividends for unsold interests received with respect to our DST offerings for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Benefit (provision) for income taxes: The increase in tax provision is primarily a result of changes in our net deferred tax assets and liabilities related to book-to-tax timing differences at our international subsidiaries.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the year ended December 31, 2024 includes 37 properties and excludes Madrid Airport Complex, which was closed in January 2024 to begin a redevelopment project. Please see Item 2. “Properties” for further information. The operating results of Madrid Airport Complex have been included in redeveloped properties in the below tables.

The following table presents revenues for the year ended December 31, 2024, as compared to the year ended December 31, 2023, by reportable segment. In total, revenues increased by $35.7 million, resulting primarily from our acquisition activity, as described previously. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Year Ended December 31,		Change
	2024	2023	$		%
Revenues
Same-store properties
Office investments	$72,432	$71,541	$891		1%
Industrial investments	86,569	83,436	3,133	(1)	4%
Residential/Living investments	81,232	74,792	6,440	(2)	9%
Retail investments	36,546	36,504	42		—%
Other investments	31,385	31,387	(2)		—%
Total same-store properties	$308,164	$297,660	$10,504		4%
Recent acquisitions	37,313	6,200	31,113		502%
Disposed properties	2,885	3,475	(590)		(17)%
Redeveloped properties	545	5,847	(5,302)		(91)%
Total revenues	$348,907	$313,182	$35,725		11%

(1)The increase is primarily due to an increase in total revenues at our Dutch industrial properties, primarily driven by the Floralaan acquisition in March 2024 at Fresh Park Venlo and other favorable lease activity at the property, as well as rental rate increases, increased utility and operating expense recoveries, and solar subsidies received in the current period at ABC Westland.
(2)The increase is primarily due to an increase in rental rates at our European student housing properties for the 2024/2025 school year compared to the 2023/2024 school year, as well as increases in both occupancy and rental rates at one of our domestic residential/living properties compared to the prior year.

The following table presents the property expenses of each reportable segment for the year ended December 31, 2024, as compared to the year ended December 31, 2023. In total, property expenses increased as a result of our acquisition activity, as previously described. See below for additional explanation of notable changes in same-store property expenses. All amounts are in thousands, except for percentages.

	Year Ended December 31,		Change
	2024	2023	$		%
Property operating expenses
Same-store properties
Office investments	$27,433	$26,370	$1,063		4%
Industrial investments	34,823	32,912	1,911	(1)	6%
Residential/Living investments	37,509	37,255	254		1%
Retail investments	13,878	13,544	334		2%
Other investments	9,107	8,789	318		—%
Total same-store properties	$122,750	$118,870	$3,880		3%
Recent acquisitions	10,279	2,102	8,177		389%
Disposed properties	1,240	1,283	(43)		(3)%
Redeveloped properties	330	758	(428)		(56)%
Total property operating expenses	$134,599	$123,013	$11,586		9%

(1)The increase is primarily a result of non-recurring repairs and maintenance occurrences and demolition costs, as well as increases to salaries of property staff, and increasing energy and utility costs at certain of our central European industrial properties.

The following table presents revenues in excess of property expenses for the year ended December 31, 2024, as compared to the year ended December 31, 2023, by reportable segment. Total revenues in excess of property expenses increased primarily as a result of our significant recent acquisition activity, as previously described. See above for additional explanations of notable changes in same-store revenues in excess of expenses. All amounts below are in thousands, except for percentages:

	Year Ended December 31,		Change
	2024	2023	$		%
Revenues in excess of property operating expenses
Same-store properties
Office investments	$44,999	$45,171	$(172)		—%
Industrial investments	51,746	50,524	1,222		2%
Residential/Living investments	43,723	37,537	6,186	(1)	16%
Retail investments	22,668	22,960	(292)		(1)%
Other investments	22,278	22,598	(320)		—%
Total same-store properties	$185,414	$178,790	$6,624		4%
Recent acquisitions	27,034	4,098	22,936		560%
Disposed properties	1,645	2,192	(547)		(25)%
Redeveloped properties	215	5,089	(4,874)		(96)%
Total revenues in excess of property operating expenses	$214,308	$190,169	$24,139		13%

(1)The increase is primarily due to increased occupancy and rental rates at our residential/living properties, partially offset by legal costs incurred during 2024 related to legal proceedings for an attempt to recover costs incurred and lost revenue during our redevelopment of Montrose due to safety issues from the original builders of the property, and increased operating expenses at our domestic residential/living properties incurred during a remediation project. Please refer to the tables above for further detail regarding these changes.

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the years ended December 31, 2024, 2023 and 2022 and the period from inception through December 31, 2024 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Years ended December 31,			Period from July 31, 2013 (date of inception) through December 31, 2024
	2024	2023	2022
Net income (loss)	$(47,093)	$(38,587)	$(48,084)	$(127,284)
Depreciation and amortization (1)	133,059	130,357	124,600	672,795
Impairment losses	—	813	—	813
Gain on sale of real estate	(9,202)	—	(21,098)	(176,317)
Taxes related to sale of real estate	—	—	1,731	10,636
(Gain) loss on securities (2)	(7,346)	(14,397)	26,938	(12,232)
Adjustments for noncontrolling interests (3)	—	—	—	117
Funds From Operations attributable to common stockholders	$69,418	$78,186	$84,087	$368,528
Basic and diluted income (loss) per common share	$(0.18)	$(0.15)	$(0.23)	$(1.29)
Funds From Operations attributable to common stockholders per common share	$0.26	$0.30	$0.40	$3.73
Weighted average shares outstanding	263,149	259,186	211,191	98,840

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•For the years ended December 31, 2024, 2023 and 2022, the Dealer Manager earned distribution and stockholder servicing fees of $8.4 million, $10.4 million and $9.2 million, respectively, which are paid by Hines Global. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through December 31, 2024 were $47.9 million.
•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. See Note 9 — Related Party Transactions, for additional information regarding the performance participation allocation. We do not consider the performance participation allocation in evaluating our operating performance. No performance participation allocation fees were earned for the years ended December 31, 2024 and 2023. For the year ended December 31, 2022, we incurred $18.8 million in performance participation allocation fees. Total performance participation allocation fees incurred were $57.5 million from inception through December 31, 2024.

•For the years ended December 31, 2024, 2023 and 2022, we recorded noncash adjustments primarily related to amortization of out-of-market lease intangibles, lease incentives and deferred financing costs and straight-line rent adjustments, deferred income taxes and payments related to our financing obligation in connection with our DST Program, which increased net income (loss) by $8.1 million, $8.8 million and $16.6 million, respectively. The total of such adjustments from inception through December 31, 2024 was $49.8 million.
•We recorded adjustments related to derivative instruments and foreign currencies, which reduced net income (loss) by approximately $36.8 million, increased net income by approximately $23.3 million and reduced net income by approximately $12.5 million for the years ended December 31, 2024, 2023 and 2022 respectively. The total of such adjustments from inception through December 31, 2024 reduced net income by $45.7 million.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from the sales of assets and proceeds from our debt financings to fund distributions to our stockholders. For example, for the years ended December 31, 2024, 2023, and 2022, we funded 12%, 26% and 39% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings. We have not placed a cap on the amount of distributions that may be paid from any of these sources.
From inception through December 31, 2024, we declared $649.3 million of distributions to our stockholders, compared to our total aggregate FFO of $368.5 million and our total aggregate net loss of $127.3 million for that period. For the year ended December 31, 2024, we declared $156.1 million of distributions to our stockholders compared to our total aggregate FFO of $69.4 million. For the years ended December 2023 and 2022, we declared $151.7 million and $122.9 million, respectively, of distributions to our stockholders compared to our total aggregate FFO of $78.2 million and $84.1 million, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments and Subsequent Events
Maintal Logistics Disposition

On February 10, 2025, we sold Maintal Logistics for a contract sales price of €191.5 million (approximately $198.5 million, assuming a rate of $1.04 per EUR as of the disposition date) exclusive of transaction costs and closing prorations. The purchaser is not affiliated with us or our affiliates.

Recast of JPMorgan Credit Facility

On March 12, 2025, we entered into a new credit facility with JPMorgan Chase Bank, N.A. (“Chase”), as administrative agent for itself and various lenders named in the Credit Agreement, which provides for borrowings of up to $700.0 million in term loan commitments and $650.0 million in revolving loan commitments. This new credit facility matures on March 12, 2028, subject to two one-year extension options that the Company may exercise if it meets certain conditions. Additionally, the new credit facility provides for an increase in the aggregate commitments up to $1.75 billion. The remaining terms of the new credit facility are similar to the prior credit facility. On March 12, 2025, the Operating Partnership borrowed $740.0 million under the new credit facility to repay all amounts outstanding under the prior credit facility and retired that facility.

Junction 27 Acquisition

We acquired Junction 27 on March 18, 2025, a retail park located in Leeds, UK. The park is comprised of approximately 131,000 square feet of net rentable area that is currently 100% leased. The contract purchase price of Junction 27 was approximately £54.6 million (approximately $70.8 million, assuming a rate of $1.30 per £1.00 as of the acquisition date) exclusive of transaction costs and closing prorations. The seller is not affiliated with us or our affiliates.

*****

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of December 31, 2024, we were exposed to the market risks listed below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to invest in our real estate investment portfolio and operations. We use interest rate hedges in connection with our variable rate debt in order to limit our exposure to rising interest rates. We had $1.5 billion of variable-rate debt outstanding as of December 31, 2024. We have fixed the interest rates on $1.2 billion of our variable-rate debt outstanding through the use of interest rate contracts that are effective as of December 31, 2024. The remaining $253.9 million of our outstanding variable-rate debt is unhedged. If interest rates were to increase by 1%, we would incur an additional $2.5 million in interest expense on our debt. See Note 6 — Debt Financing in the Notes to the consolidated financial statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of December 31, 2024	Reduction in Net Income (Loss) for the Year Ended December 31, 2024
EUR	$27,900	$(1,690)
GBP	$11,827	$(145)

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Hines Global Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hines Global Income Trust, Inc., and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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

Investment Property - Refer to Notes 2 and 4 to the Financial Statements

Critical Audit Matter Description

During the year ended December 31, 2024, the Company acquired six investment properties (“the acquisitions”). The Company accounted for the acquisitions as asset acquisitions and allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed using their relative fair values. Estimates of fair values were based upon assumptions that the Company believes are similar to those used by market participants. These assumptions include, but are not limited to, the determination of market-based rental revenues, comparable land sales and replacement costs of the building.

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
•Obtain and evaluate the third-party purchase price allocation report, along with relevant supporting documentation, such as the executed purchase and sales agreement or settlement statement, in order to corroborate our understanding of the substance of the acquisition and completeness of the assets acquired and liabilities assumed.
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

Houston, Texas
March 26, 2025

We have served as the Company’s auditor since 2013.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$3,475,298	$3,083,595
Investments in real estate-related securities	164,590	145,307
Cash and cash equivalents	132,413	105,580
Restricted cash	8,783	8,193
Derivative instruments	19,041	27,917
Tenant and other receivables, net	89,005	52,222
Intangible lease assets, net	250,747	285,969
Financing lease right-of-use asset, net	15,479	15,611
Deferred leasing costs, net	61,986	63,862
Deferred financing costs, net	615	637
Other assets	57,980	33,791
Total assets	$4,275,937	$3,822,684
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$92,860	$77,178
Due to affiliates	55,033	65,925
Intangible lease liabilities, net	54,113	59,074
Other liabilities	64,949	57,536
Financing lease liability	17,475	17,429
Financing obligations	545,410	191,966
Distributions payable	13,360	12,801
Notes payable, net	1,617,598	1,375,046
Total liabilities	2,460,798	1,856,955

Commitments and contingencies (Note 13)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2024 and 2023	—	—
Common shares, $0.001 par value per share (Note 8)	266	259
Additional paid-in capital	2,609,433	2,542,008
Accumulated distributions in excess of earnings	(776,566)	(573,316)
Accumulated other comprehensive income (loss)	(17,994)	(3,222)
Total stockholders’ equity	1,815,139	1,965,729
Noncontrolling interests	—	—
Total equity	1,815,139	1,965,729
Total liabilities and equity	$4,275,937	$3,822,684

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$336,456	$302,855	$251,834
Other revenue	12,451	10,327	7,685
Total revenues	348,907	313,182	259,519
Expenses:
Property operating expenses	134,599	123,013	99,266
Depreciation and amortization	133,059	130,357	124,600
Asset management fees	33,226	30,516	26,270
Performance participation allocation	—	—	18,787
General and administrative expenses	8,789	9,527	7,288
Impairment losses	—	813	—
Total expenses	309,673	294,226	276,211
Other income (expenses):
Gain (loss) on derivative instruments	3,425	4,255	18,146
Gain (loss) on investments in real estate-related securities	7,346	14,397	(26,938)
Gain on sale of real estate	9,202	—	21,098
Foreign currency gains (losses)	(185)	3,257	(2,783)
Interest expense	(128,208)	(90,449)	(44,286)
Other income and expenses	22,914	13,367	6,326
Income (loss) before benefit (provision) for income taxes	(46,272)	(36,217)	(45,129)
Benefit (provision) for income taxes	(821)	(2,370)	(1,224)
Provision for income taxes related to sale of real estate	—	—	(1,731)
Net income (loss)	(47,093)	(38,587)	(48,084)
Net (income) loss attributable to noncontrolling interests	(58)	(13)	(13)
Net income (loss) attributable to common stockholders	$(47,151)	$(38,600)	$(48,097)
Basic and diluted income (loss) per common share	$(0.18)	$(0.15)	$(0.23)
Weighted average number of common shares outstanding	263,149	259,186	211,191

Comprehensive income (loss):
Net income (loss)	$(47,093)	$(38,587)	$(48,084)
Other comprehensive income (loss):
Foreign currency translation adjustment	(14,772)	13,870	(24,720)
Comprehensive income (loss)	$(61,865)	$(24,717)	$(72,804)
Comprehensive (income) loss attributable to noncontrolling interests	(58)	(13)	(13)
Comprehensive income (loss) attributable to common stockholders	$(61,923)	$(24,730)	$(72,817)

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2022	154,806	$154	$1,440,225	$(211,975)	$7,628	$1,236,032	$—
Issuance of common shares	100,499	101	1,117,965	—	—	1,118,066	—
Distributions declared	—	—	—	(122,901)	—	(122,901)	(13)
Redemption of common shares	(4,728)	(5)	(60,997)	—	—	(61,002)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(45,617)	—	—	(45,617)	—
Offering costs	—	—	(6,475)	—	—	(6,475)	—
Net income (loss)	—	—	—	(48,097)	—	(48,097)	13
Foreign currency translation adjustment	—	—	—	—	(25,077)	(25,077)	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	357	357	—
Balance as of December 31, 2022	250,577	$250	$2,445,101	$(382,973)	$(17,092)	$2,045,286	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2023	250,577	$250	$2,445,101	$(382,973)	$(17,092)	$2,045,286	$—
Issuance of common shares	35,207	36	378,293	—	—	378,329	—
Distributions declared	—	—	—	(151,743)	—	(151,743)	(13)
Redemption of common shares	(24,778)	(27)	(265,530)	—	—	(265,557)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(8,623)	—	—	(8,623)	—
Offering costs	—	—	(7,233)	—	—	(7,233)	—
Net income (loss)	—	—	—	(38,600)	—	(38,600)	13
Foreign currency translation adjustment	—	—	—	—	13,870	13,870	—
Balance as of December 31, 2023	261,006	$259	$2,542,008	$(573,316)	$(3,222)	$1,965,729	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2024	261,006	$259	$2,542,008	$(573,316)	$(3,222)	$1,965,729	$—
Issuance of common shares	31,679	31	319,429	—	—	319,460	—
Distributions declared	—	—	—	(156,099)	—	(156,099)	(58)
Redemption of common shares	(23,916)	(24)	(240,617)	—	—	(240,641)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(2,914)	—	—	(2,914)	—
Offering costs	—	—	(8,473)	—	—	(8,473)	—
Net income (loss)	—	—	—	(47,151)	—	(47,151)	58
Foreign currency translation adjustment	—	—	—	—	(14,549)	(14,549)	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	(223)	(223)	—
Balance as of December 31, 2024	268,769	$266	$2,609,433	$(776,566)	$(17,994)	$1,815,139	$—

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(47,093)	$(38,587)	$(48,084)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	141,106	134,864	125,201
Gain on sale of real estate	(9,202)	—	(21,098)
Foreign currency (gains) losses	185	(3,257)	2,783
Impairment losses	—	813	—
(Gain) loss on derivative instruments	(3,425)	(4,255)	(18,146)
(Gain) loss on investments in real estate-related securities	(7,346)	(14,397)	26,938
Changes in assets and liabilities:
Change in other assets	(3,490)	(7,350)	1,179
Change in tenant and other receivables	(16,130)	(3,970)	(23,479)
Change in deferred leasing costs	(10,419)	(15,621)	(25,625)
Change in accounts payable and accrued expenses	10,876	(7,116)	(11,140)
Change in other liabilities	2,139	6,850	8,387
Change in due to affiliates	(3,161)	(16,795)	(5,495)
Net cash from (used in) operating activities	54,040	31,179	11,421
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(505,956)	(205,682)	(1,095,876)
Capital expenditures at operating properties	(71,846)	(22,618)	(36,161)
Proceeds from sale of real estate	29,452	—	120,310
Purchases of real estate-related securities	(109,919)	(69,357)	(134,248)
Proceeds from settlement of real estate-related securities	97,982	72,188	47,825
Proceeds from settlement of interest rate contracts	42,767	29,248	2,902
Payments related to interest rate contracts	(30,777)	(22,926)	(16,414)
Net cash from (used in) investing activities	(548,297)	(219,147)	(1,111,662)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	235,900	298,223	1,056,221
Redemption of common shares	(239,856)	(261,251)	(52,294)
Payment of offering costs	(8,346)	(9,683)	(7,853)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(10,465)	(13,624)	(18,431)
Distributions paid to stockholders and noncontrolling interests	(72,276)	(71,376)	(56,657)
Proceeds from financing obligations	354,574	179,045	13,570
Payments on financing obligations	(1,324)	(586)	—
Proceeds from notes payable	732,081	456,504	291,281
Payments on notes payable	(460,291)	(401,932)	(205,502)
Change in security deposit liability	1	999	2,562
Deferred financing costs paid	(7,430)	(3,517)	(2,218)
Net cash from (used in) financing activities	522,568	172,802	1,020,679
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(888)	1,397	(4,323)
Net change in cash, restricted cash and cash equivalents	27,423	(13,769)	(83,885)
Cash, restricted cash and cash equivalents, beginning of year	113,773	127,542	211,427
Cash, restricted cash and cash equivalents, end of year	$141,196	$113,773	$127,542
See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Hines Global Income Trust, Inc. (“the Company” or “Hines Global”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 67 years. The Company is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through HGIT Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of December 31, 2024 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

Hines Global raises capital for its investments through continuous public offerings of its common stock (the “Public Offerings”). Hines Global commenced its initial public offering of up to $2.5 billion in shares of its common stock in August 2014. It intends to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, Hines Global intends to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. As of December 31, 2024, Hines Global received aggregate gross offering proceeds of $3.5 billion from the sale of 334.8 million shares through the Public Offerings, including shares issued pursuant to its distribution reinvestment plan.

In addition to its Public Offerings, Hines Global has a program to raise up to $3.0 billion of capital through private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of December 31, 2024, Hines Global held seven properties through the DST Program, and have raised net offering proceeds of $547.1 million through the DST Program offerings. See Note 5 — DST Program” for additional information.

The Company received gross offering proceeds of approximately $3.5 billion from the sale of 334.8 million shares through its public offerings from inception through December 31, 2024, including shares issued pursuant to its distribution reinvestment plan. As of December 31, 2024, the Company owned direct investments in 45 real estate properties totaling 19.5 million square feet that were 96% leased.

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

Reclassification

The Company has combined the presentation of its real property taxes and property management fees within the property operating expenses line included in its consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2024. Additionally, the Company has conformed the presentation of property operating expenses for the years ended December 31, 2023 and 2022 within this Annual Report on Form 10-K in order to be consistent with the current period presentation.

Variable Interest Entities

The Company has determined that the Operating Partnership is considered a variable interest entity (“VIE”). However, the Company meets the disclosure exemption criteria, as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest.

Additionally, from time to time, the Company may acquire property utilizing like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchanges”) in order to defer taxable gains on properties it sells. As such, the Company may engage an exchange agent to act as a qualified intermediary regarding the 1031 Exchange by taking possession of the sales proceeds to be utilized in a pending acquisition of investment property to complete the 1031 Exchange. The Company retains essentially all of the legal and economic benefits and obligations related to the trust formed by the exchange agent, and as a result the trust and the related sales proceeds are then included in the Company’s consolidated financial statements as a VIE until the completion of the 1031 Exchange. There were no consolidated VIEs on the Company’s consolidated balance sheets relating to 1031 Exchanges as of December 31, 2024 and 2023.

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

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. For the year ended December 31, 2024, the Company did not record any impairment charges. For the year ended December 31, 2023, the Company recorded impairment charges of $0.8 million related to capitalized pre-development costs associated with a development the Company is no longer pursuing.

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in other income and expenses in the Company’s consolidated statements of operations and comprehensive income (loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Gain (Loss) on Investments in Real Estate-Related Securities
	Year Ended December 31,
	2024	2023	2022
Unrealized gain (loss)	$4,278	$25,005	$(28,400)
Realized gain (loss)	3,068	(10,608)	1,462
Total gain (loss) on real estate-related securities	$7,346	$14,397	$(26,938)

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

As of December 31, 2024, the Company had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. In addition, as of December 31, 2024, the Company had $40.1 million of cash and cash equivalents, including restricted cash, deposited in certain financial institutions located in the United Kingdom, Ireland, the Netherlands, Germany, Poland, Spain and Czech Republic. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents.

As of December 31, 2024, the Company owned $164.6 million in real estate-related securities. These securities consist of common equities, preferred equities and debt securities of publicly traded REITs.

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

Tenant and Other Receivables

Tenant and other receivables consists primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost. As of December 31, 2024 and 2023, the Company had receivables related to base rents and tenant reimbursements of $6.9 million and $7.9 million, respectively.

Straight-line rent receivables were $46.6 million and $38.0 million as of December 31, 2024 and 2023, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical collection levels and current economic trends. The uncollectible portion of the portfolio is recorded as an adjustment to rental revenues.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Other Assets

Other assets included the following (in thousands):

	December 31, 2024		December 31, 2023
Prepaid insurance	$1,438		$1,158
Prepaid property taxes	4,936		7,532
Deferred tax assets (1)	18,404		13,282
Operating lease right-of-use asset, net	9,758		4,112
Other	23,444	(2)	7,707	(3)
Other assets	$57,980		$33,791

(1)Includes the effects of a valuation allowance of $13.1 million and $11.3 million as of December 31, 2024 and 2023, respectively.
(2)Includes $16.2 million of costs incurred related to the sale of Maintal Logistics, which closed in February 2025, and $4.4 million related to a deposit on the forward purchase of a third building at the Tortona Logistics property.
(3)As of December 31, 2023, this included a $4.0 million deposit relating to the acquisition of Diridon West in January 2024. See Note 3 — Investment Property for additional details.

Lessee Accounting

The Company has ground lease agreements in which it is the lessee for land at certain of its investment properties. As of December 31, 2024, two of such agreements were accounted for as operating leases and one such agreement was accounted for as a financing lease. As of December 31, 2024, the weighted average remaining lease term of the Company’s operating leases and financing leases was 84 years and 117 years, respectively.

The Company’s estimate of the amount of the right-of-use assets and lease liabilities recorded in the Company’s balance sheets included assumptions for the discount rate, which is based on the incremental borrowing rate of the lease contract. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a term similar to the lease. Since the terms of the ground leases are much longer than those of a typical borrowing, the Company derived the incremental borrowing rate at the inception of each lease as the spread in a current financing quote for the property. If a current financing quote was not available, the Company referenced the borrowing rate on its revolving credit facility, plus the applicable base rate corresponding to the longest term available in the base rate market. The Company has assumed weighted average incremental borrowing rates of 6.5% for its operating leases and 3.4% for its financing lease.

The table below provide additional information regarding the Company’s ground leases:

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets, net of accumulated amortization (1)	$9,758	$4,112
Operating lease liabilities (2)	$7,349	$1,519

Financing lease right-of-use assets, net of accumulated amortization (3)	$15,479	$15,611
Financing lease liabilities (4)	$17,475	$17,429

(1)Recorded to other assets in the Company’s consolidated balance sheets
(2)Recorded to other liabilities in the Company’s consolidated balance sheets
(3)Recorded to financing lease right-of-use asset, net, in the Company’s consolidated balance sheets
(4)Recorded to financing lease liability in the Company’s consolidated balance sheets

The following table details the costs associated with the Company’s operating and financing leases (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease costs	$314	$83
Financing lease costs
Amortization of financing lease assets	$132	$132
Interest expense on lease liabilities	586	585
Total lease costs	$1,032	$800

The tables below provide additional information regarding the Company’s lease liabilities for each of the years ending December 31, 2025 through December 31, 2029 and for the period thereafter (in thousands):

	Lease Payments
	Operating Leases	Financing Leases
2025	$487	$540
2026	487	540
2027	487	540
2028	487	540
2029	487	540
Thereafter	38,837	69,271
Total	$41,272	$71,971

Ground Lease Liability	$7,349	$17,475
Undiscounted Excess Amount	$33,923	$54,496

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

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2015. The Company’s management believes that it operates in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2024, 2023 and 2022 in the accompanying consolidated financial statements. During the year ended December 31, 2024, income tax expense recorded by the Company consisted of current income tax expense of $6.6 million offset by deferred tax expense of $5.8 million related to the operation of its international properties and certain of its taxable REIT subsidiaries. During the year ended December 31, 2023, income tax expense recorded by the Company consisted of current income tax expense of $4.0 million offset by deferred tax expense of $1.6 million related to the operation of its international properties. During the year ended December 31, 2022, income tax expense recorded by the Company was substantially comprised of $3.9 million in current income tax expense related to the operation of its international properties. All periods from December 31, 2017 through December 31, 2024 are open for examination by the IRS. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Distribution and Stockholder Servicing Fees

The Company records distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the applicable class of shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable. As of December 31, 2024 and 2023, the Company recorded a liability of $51.6 million and $59.1 million, respectively. See Note 9 — Related Party Transactions for additional information regarding the Company’s distribution and stockholder servicing fees.

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

New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting, which provides improvements to reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The standard will be effective for annual periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in this Annual Report on Form 10-K, refer to Note 11 - Reportable Segments. This adoption did not have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes, which provides improvements to income tax disclosures by enhancing the transparency around rate reconciliation and income taxes paid by jurisdiction. The standard will be effective for annual periods beginning after December 15, 2024. The Company is evaluating the impact that the adoption of the new standard will have on our consolidated financial statements and footnotes.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires public entities to provide additional disclosures in the notes to the financial statements of certain expense categories which are included in expense line items disclosed on the face of the income statement. Specifically, an entity should provide disclosures in a tabular format for each line item on the income statement which contains any of the following expenses: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and/or depreciation, depletion, and amortization. ASU 2024-03 also requires an entity to disclose total selling expenses. ASU 2024-03 may be adopted on a prospective or retrospective basis. The standard will be effective for annual periods beginning after December 31, 2026. The Company is evaluating the impact that the adoption of the new standard will have on our consolidated financial statements and footnotes.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Buildings and improvements	$2,900,228	$2,457,264
Less: accumulated depreciation	(264,990)	(199,641)
Buildings and improvements, net	2,635,238	2,257,623
Land	840,060	825,972
Investment property, net	$3,475,298	$3,083,595

During the year ended December 31, 2024, the Company acquired six investments in real estate assets for a total net purchase price of $476.6 million. During the year ended December 31, 2024, the Company sold one of its investment properties for an aggregate contract price of $46.0 million and recognized an aggregate gain on the sale of this asset of $9.0 million which was recorded in the gain on sale of real estate on the consolidated statements of operations and comprehensive income (loss). During the year ended December 31, 2023, the Company acquired three investments in real estate assets for a total net purchase price of $206.4 million. The Company had no dispositions during the year ended December 31, 2023.

As of December 31, 2024, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$414,148	$25,970	$(84,834)
Less: accumulated amortization	(179,823)	(9,548)	30,721
Net	$234,325	$16,422	$(54,113)

As of December 31, 2023, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$413,171	$25,419	$(84,014)
Less: accumulated amortization	(145,221)	(7,400)	24,940
Net	$267,950	$18,019	$(59,074)

Amortization expense of in-place leases was $59.3 million, $62.5 million and $70.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $5.7 million, $7.7 million and $8.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net, for each of the years ending December 31, 2025 through December 31, 2029 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
2025	$50,538	$(4,269)
2026	$42,164	$(2,836)
2027	$38,102	$(2,200)
2028	$33,056	$(2,310)
2029	$18,127	$(2,055)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the year ended December 31, 2024, 2023 and 2022 was $46.9 million, $42.4 million and $36.4 million, respectively, which are included in rental revenue on the consolidated statements of operations and comprehensive income (loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2024, the approximate fixed future minimum rentals for each of the years ending December 31, 2025 through 2029 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
2025	$202,197
2026	188,068
2027	179,624
2028	163,453
2029	120,562
Thereafter	542,688
Total	$1,396,592

During the years ended December 31, 2024, 2023 and 2022, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties, multi-family properties and self-storage properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. RECENT ACQUISITIONS OF REAL ESTATE

The Company acquired six real estate assets during the year ended December 31, 2024, three real estate assets during the year ended December 31, 2023 and thirteen real estate assets during the year ended December 31, 2022. The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price, which includes transaction costs beginning January 1, 2018 as further described below, of each property acquired in 2024, 2023 and 2022 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (2)	Land (2)	In-place Lease Intangibles (2)	Out-of- Market Lease Intangibles, Net (2)	Total (2)
2024 (1)
Diridon West	1/19/2024	$109,160	$8,357	$1,177	$—	$118,694
Floralaan(6)	3/25/2024	$10,554	$8,849	$3,381	$1,014	$23,798
Duboce	9/16/2024	$36,939	$—	$1,365	$—	$38,304
Sutter Medical	10/17/2024	$38,457	$3,134	$10,610	$—	$52,201
Tortona Logistics	12/17/2024	$83,705	$12,800	$5,839	$—	$102,344
E2 Apartments	12/18/2024	$137,777	$12,502	$1,145	$—	$151,424
2023
EMME	6/21/2023	$55,571	$17,694	$1,274	$—	$74,539
I-70 Logistics Center	8/16/2023	$57,767	$3,655	$5,577	$—	$66,999
IBM 500 Campus	12/14/2023	$2,491	$21,295	$42,715	$—	$66,501
2022
Bradley Business Center (3)	1/20/2022	$12,254	$11,710	$4,348	$(3,366)	$24,946
Liberty Station	1/24/2022	$48,400	$50,331	$21,949	$(2,349)	$118,331
1315 N. North Branch	2/18/2022	$20,118	$14,122	$12,627	$80	$46,947
Burbank Media Studios	2/25/2022	$4,246	$28,616	$1,806	$8,259	$42,927
Central City Coventry	3/30/2022	$4,271	$37,958	$1,874	$(1,040)	$43,063
Wells Fargo Center	4/14/2022	$12,149	$20,498	$8,146	$(1,869)	$38,924
Madrid Airport Complex Land Parcel	4/22/2022	$—	$26,801	$—	$—	$26,801
Waverly Place	6/15/2022	$60,724	$12,395	$17,129	$(1,570)	$88,678
Fresh Park Venlo 3813 (4)	7/6/2022	$7,018	$—	$1,657	$209	$8,884
Nashville Self Storage Portfolio (5)	7/7/2022	$90,055	$7,821	$4,784	$—	$102,660
200 Park Place	7/21/2022	$97,669	$6,384	$37,544	$—	$141,597
Gables Station	8/26/2022	$380,626	$51,282	$26,211	$(28,460)	$429,659
ABC Plot M (7)	9/30/2022	$—	$7,970	$—	$—	$7,970

(1)For more information on acquisitions completed during the year ended December 31, 2024, refer to Note 3 — Investment Property.

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

(6)Floralaan is an additional building that the Company acquired at Fresh Park Venlo, an industrial logistics property located in Venlo, Netherlands that the Company previously acquired in October 2018.

(7)Represents an additional acquisition at ABC Westland, an industrial logistics property located in The Hague, Netherlands that the Company previously acquired in May 2019. ABC Plot M is a parcel of undeveloped land adjacent to the property.

5. DST PROGRAM

In September 2022, the Company, through the Operating Partnership, launched the DST Program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts (each, a “DST”) holding real properties. Under the DST Program, each private placement could offer interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (“DST Properties”). DST Properties may be sourced from properties currently owned by the Operating Partnership or newly acquired properties. The underlying interests of real properties sold to investors pursuant to such private placements are or will be leased-back by an indirect wholly owned subsidiary of the Operating Partnership on a long-term basis of up to twenty years pursuant to a master lease agreement. These master lease agreements are fully guaranteed by the Operating Partnership. As compensation for the master lease guarantee, the Operating Partnership will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the beneficial interests in the DST from the investors during a 12-month period commencing two years after the closing of the applicable DST offering, in exchange for OP Units. As the Company retains the fair market value purchase option, which, if exercised, would allow the Company to acquire the real property owned by the DST, the proceeds from each private placement offering under the DST program are accounted for as a financing obligation on the consolidated balance sheets.

Under the master lease, a wholly owned indirect subsidiary of the Operating Partnership is responsible for subleasing the property to occupying customers and all underlying costs associated with operating the property, and is responsible for paying rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes) the sale of beneficial interests in the DST properties is being accounted for as a failed sales-leaseback transaction and as a result, the DST Properties are included in the Company’s consolidated financial statements, with the master lease rent payments accounted for using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as a reduction of the outstanding principal balance of the financing obligation. Upon the determination that it is probable that we will exercise the fair market value purchase option, we will recognize additional interest expense or interest income to the financing obligation to account for the difference between the fair value of the property and the outstanding liabilities. At that time, we will remeasure the fair value of these properties at each balance sheet date and adjust the non-cash interest expense recognized over the remaining term of the master lease for any changes in fair value. If we elect to repurchase the property prior to the maturity date of the master lease, we will record the difference between the repurchase amount and the financial obligations as additional non-cash interest expense in the period of repurchase. For financial reporting purposes, the rental revenues and rental expenses associated with the underlying property of each master lease are included in the respective line items on our consolidated statements of operations and comprehensive income (loss). The net amount we receive from the underlying DST Properties may be more or less than the amount we pay to the investors in the specific DST and could fluctuate over time. The master lease agreements are triple-net leases, pursuant to which the Master Tenant will pay the stated rent and will be responsible for paying leasing costs, operating expenses, real estate taxes, special assessments, sales and use taxes, utilities, insurance and repairs for maintenance related to the Property.

As of December 31, 2024, the Company held seven properties through the DST Program. The Company raised net offering proceeds of $547.1 million from inception of the program in September 2022 through December 31, 2024. As of December 31, 2023, the Company held three properties through the DST Program.

6. DEBT FINANCING

As of December 31, 2024 and 2023, the Company had approximately $1.6 billion and $1.4 billion of debt outstanding, respectively, with a weighted average years to maturity of 1.8 years and 1.6 years, respectively, and a weighted average interest rate of 4.03% and 3.55%, respectively. The following table describes the Company’s debt outstanding at December 31, 2024 and 2023 (in thousands, except interest rates):

Description	Maturity Date		Maximum Capacity in Functional Currency	Weighted Average Effective Interest Rate as of December 31, 2024		Principal Outstanding at December 31, 2024	Principal Outstanding at December 31, 2023
Fixed Rate Loans
Fixed rate secured mortgage debt	N/A		N/A	N/A	(1)	$—	$32,159
Seller-financed debt(2)	7/1/2034		N/A	1.55%		6,212	7,199
Private placement note issuances	7/2/2029		N/A	5.99%		163,548	$—
Total fixed rate loans						$169,760	$39,358
Variable Rate Loans
Floating rate secured mortgage debt	2/2025-12/2029		N/A	3.65%	(3)	$591,139	$449,738
JPMorgan Chase - Revolving Credit Facility	11/15/2025	(4)	$425,000	6.05%		160,000	291,000
JPMorgan Chase Credit Facility - First Term Loan	11/15/2025	(4)	$300,000	3.45%	(5)	300,000	300,000
JPMorgan Chase Credit Facility - Second Term Loan	12/20/2025	(4)	$300,000	3.45%	(5)	300,000	300,000
JPMorgan Chase Credit Facility - Third Term Loan	12/20/2025	(4)	$103,667	3.54%		103,667	—
Total variable rate loans						$1,454,806	$1,340,738
Total Notes Payable						$1,624,566	$1,380,096
Total Principal Outstanding						$1,624,566	$1,380,096
Unamortized financing fees (6)						(6,968)	(5,050)
Total						$1,617,598	$1,375,046
(1)The fixed rate mortgage debt balance as of December 31, 2023 was effectively fixed using interest rate swap agreements as an economic hedge against the variability of future interest rates on the borrowing, which expired in September 2024. As a result, this mortgage debt is now included in floating rate secured mortgage debt as of December 31, 2024.
(2)Relates to a payment plan provided by the seller in relation to the Company’s acquisition of Fresh Park Venlo 3813 in July 2022.
(3)As of December 31, 2024, the effective interest rates on our floating rate mortgage debt ranged from 1.75% to 5.11%. The amount of principal outstanding as of December 31, 2024 includes $500.9 million that has been effectively fixed for the full term of the facilities by effective interest rate cap agreements or interest rate swap agreements as economic hedges against the variability of future interest rates on the borrowing.
(4)The Company recast its credit facility with JPMorgan with a new credit facility on March 12, 2025, as described further below.
(5)As of December 31, 2024, the effective interest rates related to these loans were effectively capped at 3.45%, as a result of the Company entering into interest rate cap agreements as economic hedges against the variability of the future interest rate on the borrowings.
(6)Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $7.6 million and $5.7 million as of December 31, 2024 and 2023. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the years ended December 31, 2024, 2023 and 2022, $5.0 million, $3.9 million and $3.9 million of deferred financing costs were amortized into interest expense in the accompanying consolidated statement of operations, respectively.

The Company often enters into mortgage agreements to provide secured financing for its acquisitions of real estate investments. These mortgage agreements are subject to certain conditions and contain customary covenants and events of default. Refer below for additional discussion on Financial Covenants relating to the Company’s mortgage-level debt.

JPMorgan Debt Facilities
On September 13, 2019 (as amended on November 15, 2019, November 13, 2020, July 30, 2021, December 20, 2021, March 24, 2023, and May 17, 2024), the Operating Partnership entered into a credit agreement, which we refer to as the “Credit Agreement”, with JPMorgan Chase Bank, N.A. (“Chase”), as administrative agent for itself and various lenders named in the Credit Agreement, which provides for borrowings up to a maximum aggregate principal amount of $1.129 billion, which consists of $425.0 million available under a revolving loan commitment (the “Revolving Credit Facility”), $300.0 million under an initial term loan commitment (the “First Term Loan Facility”), $300.0 million under a second term loan commitment (the “Second Term Loan Facility”) and $103.7 million under a third term loan commitment (the “Third Term Loan Facility”).

On March 12, 2025, the Company entered into a new credit facility with Chase, as administrative agent for itself and various lenders named in the credit agreement, which provides for borrowings of up to $700.0 million in term loan commitments and $650.0 million in revolving loan commitments. This new credit facility matures on March 12, 2028, subject to two one-year extension options that the Company may exercise if it meets certain conditions. Additionally, the new credit facility provides for an increase in the aggregate commitments up to $1.75 billion. The remaining terms of the new credit facility are similar to the Credit Agreement. On March 12, 2025, the Operating Partnership borrowed $740.0 million under the new credit facility to repay all amounts outstanding under the prior credit facility and retired that facility.

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of December 31, 2024 or the date of this report.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for each of the years ending December 31, 2025 through December 31, 2029 and for the period thereafter (in thousands).

	Payments Due by Year
	2025		2026	2027	2028	2029	Thereafter
Principal payments	$905,335	(1)	$130,404	$365,053	$605	$219,930	$3,239

(1)Included in this amount is $863.7 million relating to the outstanding balance of the Revolving Credit Facility and the Term Loans under the JPMorgan Credit Facility. As described above, the Company recast its credit facility with JPMorgan into a new credit facility, which matures on March 12, 2028.

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

The table below provides additional information regarding the Company's derivative instruments as well as their location and fair value on our consolidated balance sheets (in thousands, except number of contracts):

			Fair Value
			Derivative Instruments
Type	Number of Contracts	Notional Amount	Assets	Liabilities
As of December 31, 2024
Interest rate contracts	19	$1,200,898	$19,041	$—
Total derivative instruments	19	$1,200,898	$19,041	$—

As of December 31, 2023
Interest rate contracts	24	$1,210,493	$27,917	$—
Total derivative instruments	24	$1,210,493	$27,917	$—

The table below presents the effects of the changes in fair value of the Company’s derivative instrument in the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2024 and 2023 (in thousands):

	Gain (Loss) on Derivative Instruments
	Year Ended December 31,
	2024	2023	2022
Derivatives not designated as hedging instruments:
Interest rate contracts	$3,425	$4,261	$18,159
Foreign currency forward contracts	—	(6)	(13)
Total gain (loss) on derivatives	$3,425	$4,255	$18,146

8.  STOCKHOLDERS’ EQUITY

Public Offering

The Company raises capital for its investments primarily through its continuous Public Offerings. In connection with the launch of the Company’s second public offering, on November 30, 2017, the Company (i) redesignated its issued and outstanding Class A shares of common stock, Class T shares of common stock, Class I shares of common stock and Class J shares of common stock as Class AX shares, Class TX shares, Class IX shares and Class JX shares, respectively, and (ii) reclassified the authorized but unissued portion of its common stock into four additional classes of shares of common stock: “Class T shares,” “Class S shares,” “Class D shares,” and “Class I shares.” The Company began offering its shares of common stock in its continuous public offerings beginning in its third public offering in any combination of Class T shares, Class S shares, Class D shares and Class I shares. All shares of the Company’s common stock have the same voting rights and rights upon liquidation, although distributions received by the Company’s stockholders are expected to differ due to the distribution and stockholder servicing fees payable with respect to the applicable share classes, which reduce distributions.

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

Common Stock

As of December 31, 2024 and 2023, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	December 31, 2024			December 31, 2023
	Shares Authorized	Shares Issued and Outstanding		Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	32,341		40,000	34,153
Class TX common stock, $0.001 par value per share	40,000	—	(1)	40,000	—
Class IX common stock, $0.001 par value per share	10,000	—	(1)	10,000	—
Class JX common stock, $0.001 par value per share	10,000	79		10,000	76
Class T common stock, $0.001 par value per share	350,000	40,550		350,000	60,538
Class S common stock, $0.001 par value per share	350,000	31,676		350,000	28,962
Class D common stock, $0.001 par value per share	350,000	36,249		350,000	35,492
Class I common stock, $0.001 par value per share	350,000	127,874		350,000	101,785
(1)All remaining Class TX and IX shares previously issued and outstanding have been converted to Class AX and JX shares, respectively, in accordance with the Company’s charter.

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the year ended December 31, 2024, 2023 and 2022 (in thousands).

	Class AX		Class TX		Class IX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	34,153	$34	—	$—	—	$—	76	—	60,538	$61	28,962	$30	35,492	$34	101,785	$100	261,006	$259
Issuance of common shares	925	1	—	—	—	—	3	—	3,379	3	5,647	6	3,334	3	18,391	18	31,679	31
Conversion of common shares (1)	—	—	—	—	—	—	—	—	(18,896)	(19)	—	—	—	—	18,896	19	—	—
Redemption of common shares	(2,737)	(3)	—	—	—	—	—	—	(4,471)	(4)	(2,933)	(3)	(2,577)	(3)	(11,198)	(11)	(23,916)	(24)
Balance as of December 31, 2024	32,341	$32	—	$—	—	$—	79	$—	40,550	$41	31,676	$33	36,249	$34	127,874	$126	268,769	$266

	Class AX		Class TX		Class IX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	36,221	$34	142	$4	22	$—	64	$—	65,845	$65	24,806	$25	32,553	$32	90,924	$90	250,577	$250
Issuance of common shares	986	1	—	—	—	—	3	—	6,713	7	5,766	7	4,864	5	16,875	16	35,207	36
Conversion of common shares (1)	142	4	(142)	(4)	(22)	—	22	—	(7,167)	(7)	—	—	—	—	7,167	7	—	—
Redemption of common shares	(3,196)	(5)	—	—	—	—	(13)	—	(4,853)	(4)	(1,610)	(2)	(1,925)	(3)	(13,181)	(13)	(24,778)	(27)
Balance as of December 31, 2023	34,153	$34	—	$—	—	$—	76	$—	60,538	$61	28,962	$30	35,492	$34	101,785	$100	261,006	$259

	Class AX		Class TX		Class IX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	29,377	$28	7,606	$11	87	$—	—	$—	53,176	$53	3,299	$3	19,000	$18	42,261	$41	154,806	$154
Issuance of common shares	939	1	44	—	3	—	(1)	—	15,028	15	21,580	22	13,930	14	48,976	49	100,499	101
Conversion of common shares (1)	7,425	7	(7,425)	(7)	(65)	—	65	—	(780)	(1)	—	—	—	—	780	1	—	—
Redemption of common shares	(1,520)	(2)	(83)	—	(3)	—	—	—	(1,579)	(2)	(73)	—	(377)	—	(1,093)	(1)	(4,728)	(5)
Balance as of December 31, 2022	36,221	$34	142	$4	22	$—	64	$—	65,845	$65	24,806	$25	32,553	$32	90,924	$90	250,577	$250
(1)The Company will cease paying distribution and stockholder servicing fees with respect to certain share classes when the total of such fees reach certain thresholds. Once these respective thresholds are reached, Class TX shares are converted into Class AX shares, Class IX shares are converted into Class JX shares and Class T, S and D shares are converted into Class I shares.

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2021 through March 31, 2025 at a gross distribution rate of $0.05208 per month for each share class, (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees. Distributions will be made on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the Company’s distribution reinvestment plan were reinvested in shares of the same class as the shares on which the distributions were made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The following table outlines the Company’s total distributions declared to stockholders for the years ended December 31, 2024, 2023 and 2022, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared
December 31, 2024	$72,422	$83,677	$156,099
December 31, 2023	$71,491	$80,252	$151,743
December 31, 2022	$58,795	$64,106	$122,901

The table below outlines the net distributions declared for each class of shares for the years ended December 31, 2024, 2023 and 2022. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors less any applicable ongoing distribution and stockholder servicing fees, which is more fully described in Note 9 — Related Party Transactions.

	2024		2023		2022
Distributions declared per Class AX share, net	$0.63		$0.63		$0.63
Distributions declared per Class TX share, net	$—	(1)	$0.26	(1)	$0.51
Distributions declared per Class IX share, net	$—	(2)	$0.45	(2)	$0.60
Distributions declared per Class JX share, net	$0.63		$0.63	(3)	$0.31
Distributions declared per Class T share, net	$0.52		$0.52		$0.51
Distributions declared per Class S share, net	$0.54		$0.54		$0.53
Distributions declared per Class D share, net	$0.60		$0.60		$0.60
Distributions declared per Class I share, net	$0.63		$0.63		$0.63
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

9.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and Hines Securities, Inc. (the “Dealer Manager”), Hines and its affiliates for the years ended December 31, 2024, 2023 and 2022 and amounts unpaid as of December 31, 2024 and 2023 (in thousands):

	Incurred During the Years Ended December 31,			Unpaid as of
Type and Recipient	2024	2023	2022	12/31/2024		12/31/2023
Selling Commissions- Dealer Manager (1)	$1,804	$2,877	$8,798	$—		$—
Dealer Manager Fee- Dealer Manager (1)	107	273	764	—		—
Distribution & Stockholder Servicing Fees- Dealer Manager (1)	1,003	5,473	36,055	51,551		59,103
Organization and Offering Costs- the Advisor	8,473	7,233	6,475	905		778
Asset Management Fees- the Advisor	33,226	30,516	26,270	1,911		2,860
Other- the Advisor (2)	7,136	6,211	6,679	2,210		2,688
Performance Participation Allocation- the Advisor (3)	—	—	18,787	—		—
Property Management Fees- Hines and its affiliates	7,364	6,572	4,944	383		440
Development and Construction Management Fees- Hines and its affiliates (4)	3,775	956	2,281	230		424
Leasing Fees- Hines and its affiliates (5)	807	1,565	1,516	606		1,488
Expense Reimbursements- Hines and its affiliates (with respect to management and operations of the Company's properties) (6)	16,961	14,920	12,477	(2,763)	(7)	(1,856)	(7)
Total	$80,656	$76,596	$125,046	$55,033		$65,925
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
(7)As of December 31, 2024 and 2023, the balance included $5.1 million and $3.3 million, respectively, in receivables related to rents collected by the Hines-affiliated property managers at the international student housing properties and UK industrial properties, which were being held in the property manager controlled bank accounts.

Described below are the fees payable to Hines and its affiliates in connection with the Company’s Public Offerings, as described more fully in Note 1 — Organization.

Dealer Manager Agreement

Initial Public Offering

The Dealer Manager received annual distribution and stockholder servicing fees of 1.0% or 0.25% of the most recently determined NAV per share for the Class TX shares and Class IX shares purchased and outstanding. The Company ceased paying the distribution and stockholder servicing fees with respect to any particular Class TX share or Class IX share and converted that Class TX share or Class IX share into a number of Class AX shares or Class JX shares, respectively, on the occurrence of earlier of: (i) the end of the month in which the transfer agent, on behalf of the Company, determined that underwriting compensation paid in the primary offering including the distribution and stockholder servicing fee paid with respect to the Class TX shares or Class IX shares held by a stockholder within his or her particular account equaled 10.0% of the gross offering price at the time of investment of the Class TX shares or Class IX shares held in such account; and (ii) on any Class TX share or Class IX share that was redeemed or repurchased. As of December 31, 2024 and 2023, there were no Class TX shares or Class IX shares outstanding.

Follow-on Offerings

The Company launched its second public offering on December 6, 2017. Upon the expiration of the second public offering, the Company launched its third public offering on June 2, 2021. The table below summarizes the fees payable to the Dealer Manager with respect to the sale of shares in the Public Offerings. The upfront selling commissions and dealer manager fees are based on a percentage of the gross offering proceeds of the shares sold in the primary offering. No upfront selling commissions or dealer manager fees are payable with respect to shares issued under the Company’s distribution reinvestment plan.

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

(2)The Company records distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable. As of December 31, 2024 and 2023, the Company has recorded a liability of $51.6 million and $59.1 million, respectively, related to these fees, which is included in due to affiliates on the consolidated balance sheets. Prior to August 20, 2021, the distribution and stockholder servicing fee was paid at a rate of 1.0% of NAV per annum with respect to Class S shares.
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

Advisory Agreement

Pursuant to the Advisory Agreement and the Operating Partnership Agreement, the Company is required to pay the following fees and expense reimbursements:

Asset Management Fee

Under the Advisory Agreement (prior to the March 2025 amendment to the Advisory Agreement described below), the asset management fee payable to the Advisor was calculated as 0.0625% per month of a) the most recently determined value of such real estate investments at the end of each month and b) the aggregate proceeds received by the Company or its affiliate for selling interests in properties in the DST Program at the end of each month. Further, monthly asset management fee cannot exceed an amount equal to 1/12th of 1.25% of (a) the Company’s NAV at the end of each applicable month and (b) the aggregate proceeds received by the Company or its subsidiary for selling interests in properties in the DST Program. The Advisor waived 50% of the asset management fee payable with respect to the DST Program through December 31, 2024, but does not plan to continue this waiver beyond that date. Additionally, the asset management fee can be paid, at the Advisor’s election, in cash, Class I shares or Class I OP units of the Operating Partnership.

On March 24, 2025, the Company, the Operating Partnership and the Advisor amended the Advisory Agreement to clarify how asset management fees are calculated. As amended, the asset management fees will be calculated as 0.0625% per month of the most recently determined value of the Company’s real estate investments at the end of each month. As was the case prior to the amendment of the Advisory Agreement, the monthly asset management fee cannot exceed an amount equal to 1/12th of 1.25% of (a) the Company’s NAV at the end of each applicable month and (b) the aggregate proceeds received by the Company or its subsidiary for selling interests in properties in the DST Program.

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

Expense Reimbursements

The Company reimburses the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee and the performance participation allocation) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of its average invested assets, or (B) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Our total operating expenses did not exceed the 2%/25% Limitation for the four fiscal quarters ended December 31, 2024.

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

Effective as of December 6, 2017, the Advisor agreed to advance all of the Company’s organization and offering costs related to the Second Offering through December 31, 2018. In January 2019, the Company began reimbursing the Advisor for all such advanced expenses and expects to continue to reimburse the Advisor for such expenses ratably through December 31, 2024 to the extent cumulative organization and offering costs did not exceed an amount equal to 2.5% of gross offering proceeds from the Company’s public offerings. In addition, commencing in January 2019, the Company reimbursed the Advisor for any new organization and offering costs that it incurs on its behalf, as and when incurred, to the extent that aggregate reimbursements to the Advisor for cumulative organization and offering costs did not exceed an amount equal to 2.5% of the gross offering proceeds from the Company’s public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and the distribution and stockholder servicing fees may not exceed 15.0% of gross proceeds from the Offering. As of December 31, 2024 and 2023, there were no unpaid amounts remaining related to the Advisor’s advancement of organization and offering costs related to the second public offering.

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

DST Program Fees

In connection with the DST Program described in Note 5 – DST Program, Hines Real Estate Exchange LLC (“HREX), a wholly-owned subsidiary of the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placements. As compensations for conducting these private placements, HREX will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and O&O fees of up to 5.0%, 1.0% and 1.25%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. In addition, with respect to Class S DST interests, HREX will pay the Dealer Manager ongoing fees in amounts up to 0.25% of the equity investment per year. All of these fees are funded by the private investors in the DST Program at the time of their investment or through deductions from distributions paid to such investors. The Dealer Manager may re-allow such commissions, ongoing fees and a portion of such dealer manager fees to participating broker dealers. These fees totaled $15.7 million and $6.6 million for the years ended December 31, 2024 and 2023, respectively.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2024 and 2023, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

	Basis of Fair Value Measurements
During the year ended	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024	Investments in real estate-related securities	$164,590	$164,590	$—	$—
December 31, 2023	Investments in real estate-related securities	$145,307	$145,307	$—	$—

Financial Instruments Fair Value Disclosures

The Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had book values of $1.6 billion and $1.4 billion as of December 31, 2024 and 2023, respectively. The Company believes the fair values approximate the book values. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

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
Management evaluates the operating performance of each of its real estate properties at an individual investment level and considers each investment to be an operating segment. The Company has aggregated its operating segments into five reportable segments: office investments, industrial investments, residential/living investments, retail investments, and other investments. The Company considers the operating activities and economic characteristics of the properties to determine how to aggregate its reportable segments. The Company believes that revenues in excess of property operating expenses is the key performance metric that captures the unique operating characteristics of each segment to enable its chief operating decision maker to assess performance and allocate resources. The Company’s chief operating decision maker (“CODM”) is a group consisting of its Chief Investment Officer and Chief Operating Officer.

The tables below provide additional information related to each of the Company’s segments (in thousands) and a reconciliation to the Company’s net income (loss), as applicable. “Corporate-Level Accounts” includes amounts incurred by the corporate-level entities which are not allocated to any of the reportable segments.

	Years Ended December 31,
	2024	2023	2022
Revenues
Office investments	$85,819	$72,069	$56,070
Industrial investments	94,843	94,447	93,215
Residential/Living investments	99,268	78,775	51,922
Retail investments	36,546	36,504	31,508
Other investments	32,431	31,387	26,804
Total revenues	$348,907	$313,182	$259,519

For the years ended December 31, 2024, 2023 and 2022, the Company’s total revenues were attributable to the following countries:

	Years Ended December 31,
	2024		2023		2022
Total revenues
United States	78%		75%		69%
The Netherlands	10%		11%		15%
United Kingdom	8%		8%		8%
Poland	2%		2%		2%
Czech Republic	1%		1%		2%
Ireland	1%		1%		1%
Spain	—%	*	2%		2%
Germany	—%	*	—%	*	1%
Italy	—%	*	—%	*	—%	*

* Amount is less than 1%

The CODM is regularly provided Property operating expenses, as disclosed in the Company’s consolidated statements of operation, for review in evaluating the expenses of Company’s operating segments. For the years ended December 31, 2024, 2023 and 2022, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenues in excess of property operating expenses
Office investments	$57,963	$45,632	$34,030
Industrial investments	57,846	59,333	61,193
Residential/Living investments	52,727	39,646	27,615
Retail investments	22,668	22,960	18,195
Other investments	23,104	22,598	19,220
Total revenues in excess of property operating expenses	$214,308	$190,169	$160,253

As of December 31, 2024 and 2023, the Company’s total assets by segment were as follows (in thousands):

	December 31, 2024	December 31, 2023
Assets
Office investments	$719,110	$757,975
Industrial investments	1,231,874	1,089,817
Residential/Living investments	1,292,085	1,005,255
Retail investments	360,989	368,023
Other investments	414,379	374,555
Corporate-level accounts	257,500	227,059
Total assets	$4,275,937	$3,822,684

As of December 31, 2024 and 2023, the Company’s total assets were attributable to the following countries:

	December 31, 2024	December 31, 2023
Total assets
United States	75%	77%
United Kingdom	8%	9%
The Netherlands	8%	8%
Italy	3%	—%
Spain	2%	2%
Czech Republic	1%	1%
Poland	1%	1%
Germany	1%	1%
Ireland	1%	1%

For the years ended December 31, 2024, 2023 and 2022, the Company’s reconciliation to the Company’s property revenue in excess of expenses is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Reconciliation to revenues in excess of property operating expenses
Net income (loss)	$(47,093)	$(38,587)	$(48,084)
Depreciation and amortization	133,059	130,357	124,600
Asset management fees	33,226	30,516	26,270
Performance participation allocation	—	—	18,787
General and administrative expenses	8,789	9,527	7,288
Impairment losses	—	813	—
(Gain) loss on derivative instruments	(3,425)	(4,255)	(18,146)
(Gain) loss on investments in real estate-related securities	(7,346)	(14,397)	26,938
Gain on sale of real estate	(9,202)	—	(21,098)
Foreign currency (gains) losses	185	(3,257)	2,783
Interest expense	128,208	90,449	44,286
Other income and expenses	(22,914)	(13,367)	(6,326)
(Benefit) provision for income taxes	821	2,370	1,224
Provision for income taxes related to sale of real estate	—	—	1,731
Total revenues in excess of property operating expenses	$214,308	$190,169	$160,253

12. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands):

	2024	2023	2022
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$113,263	$76,132	$34,030
Cash paid for income taxes	$2,010	$4,789	$1,970
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$13,360	$12,801	$12,171
Distributions reinvested	$83,323	$79,823	$61,568
Shares tendered for redemption	$16,815	$16,030	$11,726
Non-cash net liabilities (assets) assumed	$2,358	$1,810	$25,425
Offering costs payable to the Advisor	$8,472	$7,232	$6,474
Distribution and stockholder servicing fees payable to the Dealer Manager	$1,003	$5,473	$36,055
Accrued capital additions	$4,937	$1,440	$7,600
Accrued acquisition costs	$3,068	$30	$421
Seller-financed debt	$—	$—	$6,912

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

14. SUBSEQUENT EVENTS

Maintal Logistics Disposition

On February 10, 2025, the Company sold Maintal Logistics for a contract sales price of €191.5 million (approximately $198.5 million, assuming a rate of $1.04 per EUR as of the acquisition date) exclusive of transaction costs and closing prorations. The purchaser is not affiliated with the Company or its affiliates.

Junction 27 Acquisition

The Company acquired Junction 27 on March 18, 2025, a retail park located in Leeds, UK. The park is comprised of approximately 131,000 square feet of net rentable area that is currently 100% leased. The contract purchase price of Junction 27 was approximately £54.6 million (approximately $70.8 million, assuming a rate of $1.30 per £1.00 as of the acquisition date) exclusive of transaction costs and closing prorations. The seller is not affiliated with the Company or its affiliates.

*****

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2024 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2024, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 26, 2025

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

During the three months ended December 31, 2024, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of the date of this report, our directors, their ages, their year first elected, their business experience and principal occupation, their directorships in public corporations and investment companies are as follows:

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Jeffrey C. Hines	69	2013	Mr. Hines joined Hines in 1982. Mr. Hines is the co-owner, Chairman and Co-CEO of Hines and has served as Chairman of our board since July 2013. Mr. Hines has served as our CEO since December 31, 2019. From December 2008 to June 2020, Mr. Hines served as the Chairman of the Board of Hines Global REIT, Inc. (“Hines Global REIT”). Additionally, Mr. Hines served as the Chairman of the Board of Hines REIT from August 2003 through the liquidation and dissolution of Hines REIT in August 2018. He also served as a member of the management board of the Core Fund, from August 2003 through the liquidation and dissolution of the Core Fund in December 2018. As the President and Co-CEO of Hines, he is responsible for overseeing all firm policies and procedures as well as day-to-day operations and is a member of Hines’ Executive and Investment Committees. He became President of the general partner of Hines in 1990 and Chief Executive Officer of the general partner of Hines in January 2008. He became Chairman of the general partner of Hines in 2020 after Gerald Hines’ passing. He has overseen a major expansion of the firm’s personnel, financial resources, domestic and foreign market penetration, products and services. He has been a major participant in the development of Hines’ domestic and international acquisition program and currently oversees a portfolio of $90.1 billion in assets under management. Mr. Hines graduated from Williams College with a B.A. in Economics and holds a M.B.A. from Harvard Business School. Mr. Hines is the father of Laura Hines-Pierce, who also serves on our board of directors.

We believe that Mr. Hines’ career, spanning more than 40 years in the commercial real estate industry, including his leadership of Hines and the depth of his knowledge of Hines and its affiliates qualifies him to serve on our board of directors.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Laura Hines-Pierce	41	2021	Ms. Hines-Pierce is Co-CEO of Hines, working side-by-side with Chairman and Co-CEO Jeff Hines to help shape firm-wide strategy and manage key risks. She is a member of Hines’ Executive Committee and the Investment Committee. Ms. Hines-Pierce began serving on our board in June 2021. She resigned, voluntarily and temporarily, in December 2023 before being reappointed to the board in October 2024. Under her leadership as Co-CEO, Hines has had a total deal volume of $18.44 billion and raised $7.0 billion across all global funds. In this role, she helps to lead the global real estate firm into its next era and establish its legacy as an innovative company driving change across the real estate and investment management industries. Prior to this role, Ms. Hines-Pierce served as Hines’ Transformation Officer from 2018 to 2020, where she supported strategic and transformative efforts across the business. A strong proponent of ESG, she is committed to enhancing and growing the firm’s ESG and DEI efforts to establish Hines as a pioneer and global leader in these areas. Some of her key strategic initiatives include an increased emphasis on re-evaluating the company’s innovation strategy, achieving the firm’s net-zero carbon target, and building technologies that disrupt the industry as we know it. In 2022, Ms. Hines-Pierce was recognized as one of the PERE “Women of Influence” and in 2023 she was named to Commercial Observer’s “Power 100.”

Ms. Hines-Pierce joined Hines in 2012 and served as Project Manager for River Point, a 1.1 million-square-foot, 52-story office tower and 1.5-acre park located in Chicago's West Loop submarket. Prior to joining the firm, she worked for Sotheby’s in New York. Ms. Hines-Pierce earned a B.A. in Economics and Art History from Duke University and an M.B.A. from Harvard University. We believe that Ms. Hines-Pierce's significant experience in multiple executive leadership roles within Hines and the considerable depth of her institutional knowledge of Hines and its affiliates qualifies her to serve on our board of directors.

David L. Steinbach	48	2019	Mr. Steinbach joined Hines in 1999. Mr. Steinbach is the Global Chief Investment Officer for Hines, and has served on the Board since July 2019. He is responsible for management of the real estate acquisition program in the U.S. and internationally. Additionally, he served as the Chief Investment Officer for us and for Hines Global REIT from July 2014 until December 2019 and June 2020, respectively. He is a member of Hines’ Executive and Investment Committees. He previously served as Managing Director – Investment Management for Hines from February 2011 to February 2017 and was responsible for the acquisition of over $4 billion in assets for various Hines affiliates in the U.S. and internationally. Prior to this role, he served in various roles in which he was responsible for acquisitions, asset management and property dispositions on behalf of the Company, Hines Global REIT, Hines REIT, and the Core Fund both in the U.S. and internationally. He graduated from Texas A&M University with a Bachelor’s and Master’s in Business Administration.

We believe that Mr. Steinbach’s significant experience as an executive at our Company and at Hines qualifies him to serve as one of our directors. Mr. Steinbach’s extensive knowledge of the U.S. and international real estate markets, as well as his considerable institutional knowledge, allow him to provide valuable insight as a director.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Dougal A. Cameron	67	2014	Mr. Cameron has served as one of our independent directors since July 2014. Mr. Cameron is President and Owner of Cameron Management, a position he has held since his founding of the firm in 1995. Cameron Management is a firm that owns, finances, leases, and manages all of its office buildings in an integrated fashion. From 1991-1994, Mr. Cameron was an owner and investment manager of VNSM Inc., an investment management firm with over $1 billion in assets under management. Prior to this time, he was an accountant with Arthur Young & Company (now Ernst & Young), and he worked as an asset and project manager for Hines from 1985 to 1991. Additionally, he was on the board of Mosher Inc., a private, closed-end mutual fund from 1992 to 1997. Mr. Cameron holds a Bachelor’s degree in Accounting from Texas Tech University and an M.B.A. from Harvard Business School. Mr. Cameron taught economics at Harvard University and The Acton School of Business in Austin, and is currently on the faculty of the Prison Entrepreneurship Program.

We believe that Mr. Cameron is well-qualified to serve as one of our directors due to his background in running a real estate firm since 1995 and his extensive experience in owning, leasing and managing office buildings as the company intends to make investments in office buildings along with other real estate product types.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
John O. Niemann, Jr.	68	2014	Mr. Niemann has served as one of our independent directors since July 2014, and as our lead independent director since May 2019. In addition, since May 2012, he has served as an independent director and also served as Chairman of the Audit Committee and Chairman of the Nominating and Corporate Governance Committees of MSC Income Fund, Inc. (formerly, "HMS Income Fund, Inc."), which was a non-listed public business development company co-sponsored by Hines. On January 29, 2025, MSC Income Fund, Inc. began trading on the NYSE (Ticker symbol MSIF). As of such date, Mr. Niemann became the Lead Independent Director and Chair of the Compensation Committee and continues to be on the Audit Committee and the Nominating and Corporate Governance Committees. He joined Professional Asset Indemnity Limited (PAIL) as a Director in October 2021, which was a non-public Bermuda captive insurance company in runoff. PAIL completed its Members’ voluntary winding up and was dissolved on March 11, 2024. He also served as an independent director and was on the Audit, Investment, and Compensation Committees of Adams Resources & Energy, Inc. (NYSE: AE) beginning May 2019, and previously served as the Vice Chairman of the Board and Chairman of the Audit Committee until February 5, 2025 (when the company went private). He previously served as an independent director and Chairman of the Audit Committee of Gateway Energy Corporation from June 2010 until December 2013 (when the company went private). From June 2013 until his retirement in March 2023, he served as a Managing Director of Andersen Tax LLC (formerly known as WTAS LLC). He is also the president and chief operating officer of Arthur Andersen LLP, and has been since 2003. He previously served on the administrative board of Arthur Andersen LLP and on the board of partners of Andersen Worldwide. He began his career at Arthur Andersen LLP in 1978 and has served in increasing responsibilities in senior management positions, since 1992. Mr. Niemann has served on the board of directors of many Houston area non-profit organizations, including the Catholic Endowment Foundation of Galveston-Houston, Strake Jesuit College Preparatory School (past chair of the board), The Regis School of the Sacred Heart (past chair of the board), The Houston Symphony, The University of St. Thomas, The Alley Theatre and Taping for the Blind, Inc. He graduated with a Bachelor of Arts in managerial studies (magna cum laude) and a Masters in Accounting from Rice University, received a Juris Doctor (summa cum laude) from the South Texas College of Law, and a Masters of Law in taxation (summa cum laude) from the University of San Francisco School of Law.

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

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Dr. Ruth J. Simmons	79	2021	Dr. Simmons has served as one of our independent directors since June 2021. Dr. Simmons was named a President's Distinguished Fellow at Rice University and commenced this role on April 1, 2023. Dr. Simmons has also been named a senior adviser to the president of Harvard University on engagement with Historically Black Colleges and Universities and will begin that role in June 2023. Dr. Simmons was the President of Prairie View A&M University from December 2017 through February 2023 and was its interim President from July 2017 to December 2017. Dr. Simmons is also President Emerita of Brown University, having served as President from 2001 to 2012. Prior to that, Dr. Simmons served as President of Smith College from 1995 to 2001 and Vice Provost of Princeton University from 1991 to 1995. She also served in various leadership positions at colleges and universities beginning in 1977, including the University of Southern California from 1979 to 1983, Princeton University from 1983 to 1989 and Spelman College from 1989 to 1991. Dr. Simmons currently serves on the board of directors for a number of privately-held companies, the Houston branch of the Federal Reserve Bank of Dallas and previously served on the board of directors at Square, Inc. from August 2015 to February 2020, Chrysler Automobiles N.V. from June 2012 to April 2019, Mondelez International, Inc. from October 2012 to November 2017, The Goldman Sachs Group, Inc. from 2000 until May 2010 and Texas Instruments Inc. from August 1999 to April 2016. Dr. Simmons holds a B.A. in French from Dillard University and a Ph.D. in Romance Languages and Literatures from Harvard University.

We believe Dr. Simmons' significant experience as a leader and innovator in higher education and as a director on multiple public company boards make her well-qualified to serve as one of our directors.

Diane S. Paddison	65	2024	Ms. Paddison has served as one of our independent directors since October 2024. Ms. Paddison serves as Founder of 4word, a not-for-profit organization she founded in 2011 that connects, leads and supports professional Christian women and enables them to reach their potential. From February 2010 until June 2014, Ms. Paddison served as Chief Strategy Officer of Cassidy Turley, one of the nation’s largest commercial real estate service providers. Prior to joining Cassidy Turley, Ms. Paddison served as the Chief Operating Officer of ProLogis, an owner, manager, and developer of distribution facilities, from June 2008 until January 2009. Prior to that, Ms. Paddison was with CB Richard Ellis and Trammell Crow Company for over 20 years. During her time there, she served as Senior Vice President, Corporate and Investor Client Accounts from April 2001 until December 2004, Chief Operating Officer, Global Services from January 2005 until December 2006, and President, Global Corporate Services — Client Accounts from December 2006 until May 2008. Ms. Paddison was part of a ten-member executive team that managed the merger between Trammell Crow Company and CB Richard Ellis in December 2006. Ms. Paddison serves on the Salvation Army’s National Advisory Board and, since 2009, as an independent director at Lightstone Value Plus REIT V, Inc. Ms. Paddison is the author of “Work, Love, Pray.” Ms. Paddison holds a Master of Business Administration degree from the Harvard Graduate School of Business and a Bachelor of Science degree from Oregon State University where she graduated as Valedictorian.

We believe Ms. Paddison's significant experience in the commercial real estate industry, including decades in executive leadership roles at prominent real estate firms, as well as her experience serving on another public company board, make her well-qualified to serve as one of our directors.

As of the date of this report, our executive officers (other than Mr. Hines, who serves on our board and is included in the earlier list of our directors), their ages and their experiences are as follows:

Name and Title	Age	Experience
Alfonso J. Munk, President and Chief Investment Officer	51	Mr. Munk joined Hines in October 2019 and was elected President and Chief Investment Officer -Americas of the Company in December 2019. Mr. Munk is currently a Managing Partner, Co-Head of Investment Management for Hines. Prior to joining Hines, Mr. Munk was the Managing Director, Americas Chief Investment Officer and head of Latin America for PGIM Real Estate, Prudential Financial’s global real estate investment arm, from 2012 to October 2019. As Managing Director, Mr. Munk was responsible for overseeing PGIM Real Estate’s Americas transaction activities, real estate debt strategies and the management of operations in Latin America. Mr. Munk’s responsibilities as Americas Chief Investment Officer and head of Latin America included overseeing all Americas transaction activities (acquisitions and dispositions of more than $8 billion annually), developing and implementing PGIM Real Estate Latin America’s strategy and overseeing PGIM Real Estate Debt Strategies. Mr. Munk graduated from Cornell University with a B.S. in Business and Hospitality Administration and received his M.B.A. from The Wharton School, University of Pennsylvania, with a concentration in Finance and Real Estate.

Omar Thowfeek Chief Operating Officer	40	Mr. Thowfeek has served as Chief Operating Officer since April 2024 and, prior to that, as Managing Director - Investments for the general partner of HGIT Advisors LP, the Company’s external advisor. Mr. Thowfeek began his career at Hines in 2014, and in mid-2017 assumed the responsibilities for international acquisitions and portfolio management across the REIT platform. During his tenure at Hines, he has underwritten over $10 billion in global real estate with an emphasis on office, student housing, and logistics assets throughout Europe. In his current role, he leads the underwriting for all international real estate acquisitions for the REIT platform and has responsibility for approximately $3 billion of investments across 8 countries in multiple product types. During this tenure he has become experienced in understanding investing efficiencies throughout multiple international jurisdictions for a U.S. based investor. Mr. Thowfeek received a B.A. in History and a B.B.A. in Finance from the University of Texas at Austin.

Name and Title	Age	Experience
J. Shea Morgenroth, Chief Financial Officer	49	Mr. Morgenroth joined Hines in October 2003 and has served as Chief Financial Officer for us and the general partner of our Advisor since June 2019. He also serves as Senior Managing Director, Global Head of Fund Finance at Hines. Prior to this role, he was a Senior Vice President – Controller and the CFO of Investment Management at Hines from April 2019 through December 2024, and previously a Vice President – Controller for Hines from July 2012 to April 2019. Mr. Morgenroth served as CAO and Treasurer for Hines REIT and the general partner of the Advisor from July 2013 until June 2019. From November 2011, Mr. Morgenroth served as CAO and Treasurer for Hines Global REIT and the general partner of HGALP. Mr. Morgenroth also served as CAO and Treasurer of Hines REIT and the general partner of HALP from November 2011 through the liquidation and dissolution of Hines REIT in August 2018. In these roles, Mr. Morgenroth has been responsible for the oversight of the treasury, accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. Prior to his appointment as CAO and Treasurer for Hines Global REIT, Mr. Morgenroth served as a Senior Controller for Hines Global REIT and the general partner of HGALP from December 2008 until November 2011, for Hines REIT and the general partner of HALP from January 2008 until November 2011, and as a Controller for Hines REIT and the general partner of HALP from October 2003 to January 2008. In these roles, he was responsible for the management of the accounting, financial reporting and SEC reporting functions. Prior to joining Hines, Mr. Morgenroth was a manager in the audit practices of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a B.B.A. in Accounting from Texas A&M University and is a certified public accountant.

A. Gordon Findlay, Chief Accounting Officer, Treasurer and Secretary	49
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

Audit Committee

John O. Niemann, Jr., Dougal A. Cameron, Dr. Ruth J. Simmons and Diane S. Paddison currently serve as the members of our Audit Committee. Our board of directors has determined that each member of our Audit Committee is independent within the meaning of the applicable requirements set forth in or promulgated under the Exchange Act, as well as in the NYSE rules. In addition, our board of directors has determined that John O. Niemann, Jr. is an “audit committee financial expert” within the meaning of the applicable rules promulgated by the SEC. Unless otherwise determined by the board of directors, no member of the committee may serve as a member of the Audit Committee of more than two other public companies.

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale and/or other dispositions of our shares by our directors and officers that are reasonably designed to promote compliance with insider trading laws, rules and regulations. Our insider trading policy is filed herewith as Exhibit 19.1.

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

The following table sets forth information regarding compensation of our directors during 2024.

2024 Director Compensation

Name	Fees Earned or Paid in Cash	Aggregate Stock Awards(1)(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Dougal A. Cameron	$99,724	$75,000	$—	$—	$—	$—	$174,724
John O. Niemann, Jr.	$105,827	$75,000	$—	$—	$—	$—	$180,827
Dr. Ruth J. Simmons	$94,724	$75,000	$—	$—	$—	$—	$169,724
Diane S. Paddison	$47,500	$75,000	$—	$—	$—	$—	$122,500
Jeffery C. Hines, David L. Steinbach and Laura Hines-Pierce (3)	$—	$—	$—	$—	$—	$—	$—

(1)Each of Messrs. Cameron and Niemann and Dr. Simmons received 7,485.03 restricted shares of our common stock upon their re-election to our board of directors following our 2024 annual meeting. Ms. Paddison received 7,485.03 restricted shares of our common stock upon her election to our board of directors following our 2024 annual meeting. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.
(2)The value of the common stock awards was calculated based on the estimated net asset value, or NAV, of $10.02 per share determined as of July 31, 2024, which was the estimated NAV per share in effect on the grant date of the awards.
(3)Messrs. Hines and Steinbach and Ms. Hines-Pierce, who are employees of Hines, receive no compensation for serving as members of our board of directors.

During the year ended December 31, 2024, we paid our independent directors an annual fee of $85,000.

We paid the following annual retainers (prorated for a partial term) to the Chairpersons of our board committees for 2024:

•$10,000 to the Chairperson of the Conflicts Committee;

•$15,000 to the Chairperson of the Audit Committee;

•$10,000 to the Chairperson of the Compensation Committee; and

•$10,000 to the Chairperson of the Nominating and Corporate Governance Committee.

For the year ended December 31, 2024, we also paid our lead independent director, a role currently held by Mr. Niemann, an annual retainer of $5,000. In addition, we paid $7,500 to the chairperson of the Valuation Committee, but that retainer was removed effective May 1, 2024.

From January 2024 to September of 2024, Mr. Niemann served as the Chairperson of the Audit Committee and the Valuation Committee, Mr. Cameron served as the Chairperson of the Compensation Committee and the Conflicts Committee, and Dr. Simmons served as the Chairperson of the Nominating and Corporate Governance Committee.

From October 2024 to December of 2024, Mr. Niemann served as the Chairperson of the Audit Committee, Mr. Cameron served as the Chairperson of the Conflicts Committee, Dr. Simmons served as the Chairperson of the Nominating and Corporate Governance Committee and Ms. Paddison served as the Chairperson of the Conflicts Committee and the Valuation Committee.

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

Compensation Committee Interlocks and Insider Participation

During 2024, our Compensation Committee consisted of Messrs. Cameron and Niemann, Ms. Paddison and Dr. Simmons, our four independent directors. None of our executive officers served as a director or member of the compensation committee of an entity whose executive officers included a member of our board of directors or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership

The following table shows, as of March 1, 2025, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the owner of such shares has the sole voting and investment power with respect thereto.

		Common Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Position	Number of Shares of Common Stock		Percentage of Class
Jeffrey C. Hines	Chief Executive Officer, Director and Chairman of the Board of Directors	225,008	(3)(4)	*
Dougal A. Cameron	Independent Director	37,311		*
John O. Niemann, Jr.	Independent Director	54,552		*
Dr. Ruth J. Simmons	Independent Director	30,076		*
Diane S. Paddison	Independent Director	7,644		*
David L. Steinbach	Director	5,536		*
Laura Hines-Pierce	Director	—		*
Alfonso J. Munk	President and Chief Investment Officer	—		*
Omar Thowfeek	Chief Operating Officer	—		*
J. Shea Morgenroth	Chief Financial Officer	6,589		*
A. Gordon Findlay	Chief Accounting Officer, Treasurer and Secretary	—		*
All directors and executive officers as a group		366,716

*    Amount represents less than 1%

(1)The address of each person listed is c/o Hines Global Income Trust, Inc., 845 Texas Avenue, Suite 3300, Houston, Texas 77002-1656.

(2)For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person is deemed to have “beneficial ownership” of shares of our stock that the person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of the Company’s stock held by each person or group of persons named in the table, any shares that such person or persons have the right to acquire within 60 days of March 1, 2025 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other persons.

(3)Includes all common shares owned directly by Hines Global REIT II Investor Limited Partnership. Mr. Hines is deemed to be the beneficial owner of the shares owned by Hines Global REIT II Investor Limited Partnership.

(4)This amount does not include the (i) 21,111 OP Units in the Operating Partnership owned by HALP II and (ii) the Special OP Units owned by HGIT Advisors LP. Mr. Hines indirectly owns and/or controls HALP II and HGIT Advisors LP. Limited partners in the Operating Partnership may request repurchase of their OP Units for cash or, at our option, shares of common stock. The holder of the Special OP Units is entitled to the performance participation allocation described in Item 13. “Certain Relationships and Related Party Transactions, and Director Independence.”

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

Our executive officers have control and primary responsibility for the management decisions of our Advisor, including the selection of investment properties to be recommended to our board of directors, the negotiations for these investments, and the property management and leasing of properties we acquire directly. The Advisory Agreement had an initial term of one year, and may be renewed for an unlimited number of successive one-year terms upon the mutual consent of the parties. In December 2024, the Company’s board of directors, including the independent directors, approved the renewal of the Advisory Agreement for an additional one-year term, extending the termination date of the agreement from December 31, 2024 to December 31, 2025. Renewals of the agreement must be approved by the Conflicts Committee. The Advisory Agreement may be terminated:

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

The following summarizes the fees payable to our Advisor:

•Effective as of December 6, 2017, our Advisor agreed to advance all of our organization and offering costs related to our second public offering through December 31, 2018. In January 2019, we began reimbursing our Advisor for all such advanced expenses, and we reimbursed the Advisor ratably through December 31, 2023, to the extent cumulative organization and offering costs did not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. Additionally, we reimburse our Advisor for any organization and offering costs that it incurs on our behalf as and when incurred, to the extent that aggregate reimbursements to our Advisor for cumulative organization and offering costs do not exceed an amount equal to 2.5% of the gross offering proceeds from our Public Offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and the distribution and stockholder servicing fees related to a particular public offering may not exceed 15.0% of gross proceeds from the Public Offerings. During the year ended December 31, 2024, we reimbursed the Advisor $8.3 million in organization and offering costs.

•Our Advisor also receives asset management fees of 0.0625% per month of a) the most recently determined value of such real estate investments at the end of each month, and b) the aggregate proceeds received for selling interests in properties in the DST Program to third party investors. The asset management fee cannot exceed an amount equal to 1/12th of 1.25% of (a) our NAV at the end of each applicable month and (b) the aggregate proceeds received by us or our subsidiary for selling interests in properties in the DST Program. The Advisor waived 50% of the asset management fee payable with respect to the DST Program through December 31, 2024, but does not plan to continue this waiver beyond that date. Additionally, the asset management fee can be paid, at our Advisor’s election, in cash,

Class I shares or Class I OP Units in the Operating Partnership. Our Advisor earned $33.2 million in asset management fees during the year ended December 31, 2024. These fees were paid in cash.

on March 24, 2025, the Company and the Advisor amended the Advisory Agreement to clarify how asset management fees are calculated. As amended, asset management fees will be 0.0625% per month of the most recently determined value of such real estate investments at the end of each month. As was the case prior to the amendment of the Advisory Agreement, the monthly asset management fee cannot exceed an amount equal to 1/12th of 1.25% of (a) the Company’s NAV at the end of each applicable month and (b) the aggregate proceeds received by us or our subsidiary for selling interests in properties in the DST Program.

•We will reimburse our Advisor for all expenses paid or incurred by our Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our Advisor for any amount by which our operating expenses (including the asset management fee and the performance participation allocation) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of our average invested assets, or (B) 25.0% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). Our total operating expenses did not exceed the 2%/25% Limitation as of the four fiscal quarters ended December 31, 2024. In 2024, we reimbursed our Advisor $7.1 million for general and administrative expenses paid on our behalf. See “Hines – Property Management and Leasing Agreements” below for additional information concerning expense reimbursements to Hines.

We also agreed to indemnify our Advisor against losses it incurs in connection with its performance of its obligations under the Advisory Agreement, subject to terms and conditions in the Advisory Agreement.

Through its ownership of the Special OP Units of the Operating Partnership, our Advisor also holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV for the applicable period. Under the limited partnership agreement of the Operating Partnership, the annual total return will be allocated solely to our Advisor after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between our Advisor and all other unit holders is equal to 12.5% and 87.5% respectively. Thereafter, our Advisor will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year, so long as the Advisory Agreement has not been terminated, and will be paid in cash or Class I OP Units of the Operating Partnership, at the election of our Advisor. For the year ended December 31, 2024, our Advisor did not earn a performance participation allocation.

The Dealer Manager

The table below summarizes the fees payable to the Dealer Manager with respect to the sale of shares in the Public Offerings. The upfront selling commissions and dealer manager fees are each a percentage of the gross offering proceeds of the shares sold in the primary offering. No upfront selling commissions or dealer manager fees are payable with respect to shares issued under our distribution reinvestment plan.

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

During the year ended December 31, 2024:

•the Dealer Manager earned approximately $0.1 million in dealer manager fees, which excludes the amount paid to the Dealer Manager by our Advisor, a portion of which the Dealer Manager re-allowed to participating broker dealers;

•the Dealer Manager earned approximately $1.8 million in selling commissions, all of which the Dealer Manager re-allowed to participating broker dealers; and

•the Dealer Manager earned approximately $8.4 million in distribution and stockholder servicing fees, all of which the Dealer Manager re-allowed to participating broker dealers.

Hines

Property Management and Leasing Agreements

Hines or its affiliates manage the properties in which we invest. When we acquire properties directly, we expect that we will pay Hines property management fees, leasing fees, tenant construction fees and other fees customarily paid to a property manager. Hines is wholly-owned by Jeffrey C. Hines.

During the year ended December 31, 2024, Hines earned the following approximate amounts pursuant to property management agreements under which Hines manages some of our properties:

•$7.4 million in property management fees;

•$4.6 million in leasing commissions and construction management fees; and

•$17.0 million for all costs Hines incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreements.

DST Program Fees

In connection with the DST Program described in Item 8. “Financial Statements and Supplementary Data — Note 5 — DST Program”, Hines Real Estate Exchange LLC (“HREX), a wholly-owned subsidiary of the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placements. As compensations for conducting these private placements, HREX will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and O&O fees of up to 5.0%, 1.0% and 1.25%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. In addition, with respect to Class S DST interests, HREX will pay the Dealer Manager ongoing fees in amounts up to 0.25% of the equity investment per year. All of these fees are funded by the private investors in the DST Program at the time of their investment or through deductions from distributions paid to such investors. The Dealer Manager may re-allow such commissions, ongoing fees and a portion of such dealer manager fees to participating broker dealers. These fees totaled $15.7 million for the year ended December 31, 2024.

Ownership Interests

The Operating Partnership

On July 31, 2013, we formed the Operating Partnership. HALP II made an initial investment of $190,000 in limited partnership interests of the Operating Partnership and owned less than a 0.1% limited partnership interest in the Operating Partnership as of December 31, 2024. Our Advisor owns the Special OP Units in the Operating Partnership, as described in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

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

Item 14.  Principal Accounting Fees and Services

Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively “Deloitte & Touche”) serve as our principal accounting firm. Deloitte & Touche audited our financial statements for the years ended December 31, 2024 and 2023. Deloitte & Touche reports directly to our Audit Committee.

Fees

Deloitte & Touche’s aggregate fees billed to us for the fiscal years ended December 31, 2024 and 2023 are as follows:

	2024	2023
Audit Fees	$975,000	$1,046,900
Audit-Related Fees (1)	65,000	37,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,040,000	$1,083,900
(1)    These fees primarily relate to internal control attestation consultations, accounting consultations and other attestation services.

Pre-approval Policies and Procedures

Our Audit Committee has adopted a pre-approval policy requiring the Audit Committee to pre-approve all audit and permissible non-audit services to be performed by Deloitte & Touche. In determining whether or not to pre-approve services, the Audit Committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC, and, if permissible, the potential effect of such services on the independence of Deloitte & Touche. All services performed for us in 2024 were pre-approved or ratified by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Global Income Trust, Inc.
Consolidated Financial Statements — as of December 31, 2024 and 2023 and for the Years Ended December 31, 2024, 2023 and 2022.

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

(b) Exhibits

Reference is made to the Index beginning on page 136 for a list of all exhibits filed as a part of this report.

Item 16. Form 10-K Summary

The Company has elected not to include a summary.

* * * * * *

Hines Global Income Trust, Inc.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions	Balance at the End of the Period
	(amounts in thousands)
Deferred Tax Asset Valuation Allowance as of December 31, 2024	$11,276	$3,380	$(1,523)	$13,133
Deferred Tax Asset Valuation Allowance as of December 31, 2023	$9,792	$2,160	$(676)	$11,276
Deferred Tax Asset Valuation Allowance as of December 31, 2022	$11,415	$2,843	$(4,466)	$9,792

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2024

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2024
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)		Date of Construction	Date Acquired
(In thousands)
Cottonwood Corporate Center	Salt Lake City, Utah	$—	$13,600	$98,758	$112,358	$8,950	$13,600	$107,708	$121,308	$(22,800)		1997, 2000	7/5/2016
Rookwood	Cincinnati, Ohio	—	45,316	132,470	177,786	7,434	45,316	139,904	185,220	(27,256)		1993, 2000	1/6/2017
Montrose Student Residences	Dublin, Ireland	23,478	5,482	32,467	37,949	4,683	5,482	37,150	42,632	(3,201)	(f)	1964, 2013-2015	3/24/2017
Queen's Court Student Residences	Reading, United Kingdom	36,978	13,300	47,908	61,208	4,044	13,300	51,952	65,252	(9,815)		2016	10/11/2017
Fresh Park Venlo	Venlo, The Netherlands	118,329	8,509	132,688	141,197	25,895	8,509	158,583	167,092	(20,446)		1960-2018	10/5/2018
Maintal Logistics	Maintal, Germany	16,017	13,694	27,491	41,185	2,989	13,694	30,480	44,174	(4,535)		1974, 2001-2002	12/31/2018
ABC Westland	The Hague, Netherlands	98,668	70,746	85,015	155,761	29,874	70,746	114,889	185,635	(12,661)		1969-2018	5/3/2019
Promenade Shops at Briargate	Colorado Springs, Colorado	—	19,199	55,425	74,624	5,033	19,199	60,458	79,657	(8,513)		2003	9/13/2019
Gdańsk PL II	Gdańsk, Poland	17,419	5,880	17,815	23,695	(4)	5,880	17,811	23,691	(2,347)		2013, 2015	9/24/2019
Łódź Urban Logistics	Łódź , Poland	14,101	—	18,140	18,140	(16)	—	18,124	18,124	(2,400)		2018-2019	9/26/2019
Glasgow West End	Glasgow, United Kingdom	64,040	22,462	66,809	89,271	7,264	22,462	74,073	96,535	(9,957)		2017	9/27/2019
The Alloy	College Park, Maryland	—	14,194	81,956	96,150	444	14,194	82,400	96,594	(10,878)		2019	11/12/2019
Charles Tyrwhitt Distribution Centre	Milton Keynes, United Kingdom	11,651	6,835	10,926	17,761	(20)	6,835	10,906	17,741	(1,403)		2010	11/8/2019
DSG Bristol	Bristol, United Kingdom	27,060	17,266	21,937	39,203	(16)	17,266	21,921	39,187	(2,806)		2006	11/18/2019
The Emerson	Centreville, Virginia	—	17,725	97,659	115,384	407	17,725	98,066	115,791	(12,467)		2019	1/24/2020
Madrid Airport Complex	Madrid, Spain	31,277	44,245	3,508	47,753	11,119	44,245	14,627	58,872	—		1991	6/19/2020
Wakefield Logistics	Wakefield, United Kingdom	14,581	9,184	14,991	24,175	1	9,184	14,992	24,176	(1,686)		1991, 2019	7/2/2020
Bassett Technology Park	Santa Clara, California	—	53,636	34,826	88,462	4,396	53,636	39,222	92,858	(4,555)		1970, 1983, 1998	8/31/2020
6100 Schertz Parkway	Schertz, Texas	—	3,880	103,404	107,284	(1)	3,880	103,403	107,283	(10,489)		2013	12/11/2020
5100 Cross Point	Coventry, United Kingdom	12,548	11,574	9,958	21,532	(48)	11,574	9,910	21,484	(998)		1994, 2015	12/22/2020
5301 Patrick Henry	Santa Clara, California	—	19,089	36,651	55,740	433	19,089	37,084	56,173	(3,598)		1982, 2016	2/10/2021
900 Patrol Road	Jeffersonville, Indiana	—	7,976	79,243	87,219	(6)	7,976	79,237	87,213	(7,178)		2012	5/17/2021
1015 Half Street	Washington, D.C.	—	32,884	131,745	164,629	14,647	32,884	146,392	179,276	(14,695)		2011	5/19/2021
Miramar Activity Business Center	San Diego, California	—	—	—	—	—	—	—	—	—		1987, 2018	6/30/2021
Eastgate Park	Prague, Czech Republic	22,149	16,552	21,761	38,313	2,752	16,552	24,513	41,065	(2,778)		1980, 2019, 2021	10/26/2021
Bradley Business Center	Chicago, Illinois	—	28,735	55,400	84,135	294	28,735	55,694	84,429	(4,293)		1956, 1989, 2012, 2014	11/16/2021

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2024
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)	Date of Construction	Date Acquired
WGN Studios	Chicago, Illinois	—	13,020	12,469	25,489	41	13,020	12,510	25,530	(965)	1960	11/30/2021
Waypoint	Torrance, California	—	18,009	15,256	33,265	558	18,009	15,814	33,823	(1,272)	1963, 2014	12/10/2021
Center Place	Providence, Rhode Island	—	—	72,811	72,811	3,657	—	76,468	76,468	(6,165)	1991	12/22/2021
Liberty Station	San Diego, California	—	50,331	48,400	98,731	2,072	50,331	50,472	100,803	(3,763)	2003-2006	1/24/2022
1315 N. North Branch	Chicago, Illinois	—	14,122	20,118	34,240	20	14,122	20,138	34,260	(1,429)	1912, 2021	2/18/2022
Burbank Media Studios	Burbank, California	—	28,616	4,246	32,862	306	28,616	4,552	33,168	(324)	2022	2/25/2022
Central City Coventry	Coventry, United Kingdom	11,416	36,321	4,086	40,407	503	36,321	4,589	40,910	(2,022)	1912	3/30/2022
Wells Fargo Center	Hillsboro, Oregon	—	20,498	12,149	32,647	92	20,498	12,241	32,739	(828)	1978, 2009	4/14/2022
Waverly Place	Cary, North Carolina	—	12,395	60,724	73,119	2,340	12,395	63,064	75,459	(3,958)	1986, 2014	6/15/2022
Nashville Self Storage Portfolio	Nashville, Tennessee	—	7,821	90,055	97,876	(3)	7,821	90,052	97,873	(5,601)	2019, 2020	7/7/2022
200 Park Place	Houston, Texas	—	6,384	97,669	104,053	(150)	6,384	97,519	103,903	(5,971)	2020	7/21/2022
Gables Station	Miami, Florida	—	51,282	380,626	431,908	1,494	51,282	382,120	433,402	(22,993)	2021	8/26/2022
EMME	Chicago, Illinois	—	17,694	55,571	73,265	227	17,694	55,798	73,492	(2,182)	2017	6/21/2023
I-70 Logistics Center	Columbus, Ohio	—	3,655	57,767	61,422	52	3,655	57,819	61,474	(1,996)	2023	8/15/2023
IBM 500 Campus	Durham, North Carolina	—	21,295	2,491	23,786	(214)	21,295	2,277	23,572	(523)	1986-1989, 2019	12/14/2023
Diridon West	San Jose, California	—	8,357	109,160	117,517	171	8,357	109,331	117,688	(2,635)	2021	1/19/2024
Duboce Apartments	San Francisco, California	—	—	36,939	36,939	—	—	36,939	36,939	(275)	2017	9/16/2024
Sutter Medical Plaza	Sacramento, California	—	3,134	38,457	41,591	(4)	3,134	38,453	41,587	(200)	1958; 2009	10/17/2024
E2 Apartments	Evanston, Illinois	—	12,502	137,777	150,279	—	12,502	137,777	150,279	(133)	2015	12/18/2024
Tortona Logistics	Tortona, Italy	77,639	12,661	82,796	95,457	—	12,661	82,796	95,457	—	2023-2025	12/17/2024
		$597,351	$840,060	$2,758,518	$3,598,578	$141,710	$840,060	$2,900,228	$3,740,288	$(264,990)

(a)Assets consist of quality office, retail, industrial and residential/living properties.
(b)Components of initial cost for the property acquired using a foreign currency were converted using the December 31, 2024 balance sheet rate.
(c)Costs capitalized subsequent to addition are presented net of any write-offs.
(d)The aggregate cost for federal income tax purposes is $3.7 billion as of December 31, 2024.
(e)Real estate assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings.

The changes in total real estate assets for the years ended December 31,

	2024	2023	2022
Gross real estate assets
Balance, beginning of period	$3,283,236	$3,078,079	$2,180,601
Additions during the period:
Acquisitions	438,300	158,517	1,014,129
Other additions	89,618	11,403	49,631
Write-Offs/Cost of real estate sold	(36,606)	—	(101,323)
Effect of changes in foreign currency exchange rates	(34,260)	35,237	(64,959)
Balance, end of period	$3,740,288	$3,283,236	$3,078,079
Accumulated Depreciation
Balance, beginning of period	$(199,641)	$(137,962)	$(95,479)
Depreciation	(70,842)	(65,463)	(52,572)
Effect of changes in foreign currency exchange rates	4,427	3,784	3,827
Retirement or sales of assets	1,066	—	6,262
Balance, end of period	$(264,990)	$(199,641)	$(137,962)

INDEX TO EXHIBITS

Exhibit No.	Description
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

4.1	Form of Subscription Agreement (included as Appendix A to the Prospectus included in the Registration Statement filed on January 30, 2025 and incorporated by reference herein)
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

10.1
Form of Indemnification Agreement entered into between Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and its executive officers and directors (filed as Exhibit 10.4 to the IPO Registration Statement on September 11, 2013 and incorporated by reference herein)

10.2
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and Hines Interests Limited Partnership (Domestic Office Properties) (filed as Exhibit 10.29 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

10.3
Form of Property Management and Leasing Agreement between Subsidiary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) and Hines Interests Limited Partnership (Domestic Multi-family and Industrial Properties) (filed as Exhibit 10.30 to Post-Effective Amendment No. 10 to the Registration Statement on October 5, 2016 and incorporated by reference herein)

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

Exhibit No.	Description
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

10.12
Third Amendment to the Amended and Restated Credit Agreement, dated as of May 17, 2024, by and among HGIT Properties, LP, the Lenders party thereto, and JPMorgan Chase Bank, National Association as Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on May 23, 2024 and incorporated by reference herein)

19.1*	Insider Trading Policy
21.1*	List of Subsidiaries of Hines Global Income Trust, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification
31.2*	Certification
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

HINES GLOBAL INCOME TRUST, INC. (registrant)

March 26, 2025	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2025.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chief Executive Officer and Chairman of the Board of Directors	March 26, 2025
Jeffrey C. Hines	(Principal Executive Officer)

/s/ J. Shea Morgenroth	Chief Financial Officer	March 26, 2025
J. Shea Morgenroth	(Principal Financial Officer)

/s/ A. Gordon Findlay	Chief Accounting Officer, Treasurer and Secretary	March 26, 2025
A. Gordon Findlay	(Principal Accounting Officer)

/s/ Dougal A. Cameron	Director	March 26, 2025
Dougal A. Cameron

/s/ John O. Niemann, Jr.	Director	March 26, 2025
John O. Niemann, Jr.

/s/ Diane S. Paddison	Director	March 26, 2025
Diane S. Paddison

/s/ Dr. Ruth J. Simmons	Director	March 26, 2025
Dr. Ruth J. Simmons

/s/ Laura Hines-Pierce	Director	March 26, 2025
Laura Hines-Pierce

/s/ David L. Steinbach	Director	March 26, 2025
David L. Steinbach