Form 10-Q
period 2025-03-31
HINES GLOBAL INCOME TRUST, INC.
filed 2025-05-14
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

As of May 1, 2025, approximately 31.8 million shares of the registrant’s Class AX common stock, 80,357 shares of the registrant’s Class JX common stock, 36.5 million shares of the registrant’s Class T common stock, 33.5 million shares of the registrant’s Class S common stock, 37.1 million shares of the registrant’s Class D common stock and 140.0 million shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2025	December 31, 2024
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$3,530,184	$3,475,298
Investments in real estate-related securities	167,295	164,590
Cash and cash equivalents	227,696	132,413
Restricted cash	6,521	8,783
Derivative instruments	22,623	19,041
Tenant and other receivables, net	102,569	89,005
Intangible lease assets, net	248,371	250,747
Financing lease right-of-use asset, net	15,446	15,479
Deferred leasing costs, net	84,395	61,986
Deferred financing costs, net	8,602	615
Other assets	45,248	57,980
Total assets	$4,458,950	$4,275,937
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$139,154	$92,860
Due to affiliates	55,825	55,033
Intangible lease liabilities, net	53,525	54,113
Other liabilities	65,573	64,949
Financing lease liability	17,487	17,475
Financing obligations	705,248	545,410
Derivative instruments	2,802	—
Distributions payable	13,680	13,360
Notes payable, net	1,453,891	1,617,598
Total liabilities	2,507,185	2,460,798

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2025 and December 31, 2024	—	—
Common shares, $0.001 par value per share (Note 7)	271	266
Additional paid-in capital	2,656,401	2,609,433
Accumulated distributions in excess of earnings	(702,048)	(776,566)
Accumulated other comprehensive income (loss)	(2,859)	(17,994)
Total stockholders’ equity	1,951,765	1,815,139
Noncontrolling interests	—	—
Total equity	1,951,765	1,815,139
Total liabilities and equity	$4,458,950	$4,275,937
See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$90,653	$82,418
Other revenue	2,946	3,073
Total revenues	93,599	85,491
Expenses:
Property operating expenses	36,587	33,718
Depreciation and amortization	33,712	32,971
Asset management fees	8,771	8,282
General and administrative expenses	1,949	2,445
Total expenses	81,019	77,416
Other income (expenses):
Gain (loss) on derivative instruments	(878)	3,676
Gain (loss) on investments in real estate-related securities	(2,457)	(1,411)
Gain (loss) on sale of real estate	151,242	—
Foreign currency gains (losses)	7,337	(389)
Interest expense	(33,204)	(29,760)
Other income and expenses	5,466	4,416
Income (loss) before benefit (provision) for income taxes	140,086	(15,393)
Benefit (provision) for income taxes	(1,494)	(360)
Provision for income taxes related to sale of real estate	(23,333)	—
Net income (loss)	115,259	(15,753)
Net (income) loss attributable to noncontrolling interests	(3)	(3)
Net income (loss) attributable to common stockholders	$115,256	$(15,756)
Basic and diluted income (loss) per common share	$0.42	$(0.06)
Weighted average number of common shares outstanding	272,472	261,153

Comprehensive income (loss):
Net income (loss)	$115,259	$(15,753)
Other comprehensive income (loss):
Foreign currency translation adjustment	15,135	(5,208)
Comprehensive income (loss)	$130,394	$(20,961)
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(3)
Comprehensive income (loss) attributable to common stockholders	$130,391	$(20,964)

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2025	268,769	$266	$2,609,433	$(776,566)	$(17,994)	$1,815,139	$—
Issuance of common shares	10,529	11	112,088	—	—	112,099	—
Distributions declared	—	—	—	(40,738)	—	(40,738)	(3)
Redemption of common shares	(5,067)	(6)	(61,514)	—	—	(61,520)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(1,221)	—	—	(1,221)	—
Offering costs	—	—	(2,385)	—	—	(2,385)	—
Net income (loss)	—	—	—	115,256	—	115,256	3
Foreign currency translation adjustment	—	—	—	—	11,290	11,290	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	3,845	3,845	—
Balance as of March 31, 2025	274,231	$271	$2,656,401	$(702,048)	$(2,859)	$1,951,765	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2024	261,006	$259	$2,542,008	$(573,316)	$(3,222)	$1,965,729	$—
Issuance of common shares	6,844	7	69,368	—	—	69,375	—
Distributions declared	—	—	—	(38,541)	—	(38,541)	(3)
Redemption of common shares	(6,782)	(7)	(72,524)	—	—	(72,531)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(247)	—	—	(247)	—
Offering costs	—	—	(1,741)	—	—	(1,741)	—
Net income (loss)	—	—	—	(15,756)	—	(15,756)	3
Foreign currency translation adjustment	—	—	—	—	(5,208)	(5,208)	—
Balance as of March 31, 2024	261,068	$259	$2,536,864	$(627,613)	$(8,430)	$1,901,080	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$115,259	$(15,753)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	36,369	34,566
Gain on sale of real estate	(151,242)	—
Foreign currency (gains) losses	(7,337)	389
(Gain) loss on derivative instruments	878	(3,676)
(Gain) loss on investments in real estate-related securities	2,457	1,411
Changes in assets and liabilities:
Change in other assets	(793)	(1,145)
Change in tenant and other receivables	(2,233)	(2,926)
Change in deferred leasing costs	(25,556)	(3,144)
Change in accounts payable and accrued expenses	41,468	(4,522)
Change in other liabilities	(1,421)	(6,315)
Change in due to affiliates	1,245	(940)
Net cash from (used in) operating activities	9,094	(2,055)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(72,372)	(137,829)
Capital expenditures at operating properties	(12,989)	(4,278)
Proceeds from sale of real estate	200,802	—
Purchases of real estate-related securities	(28,191)	(40,201)
Proceeds from settlement of real estate-related securities	23,029	30,836
Proceeds from settlement of interest rate contracts	6,658	9,457
Payments related to interest rate contracts	(10,512)	(12,013)
Net cash from (used in) investing activities	106,425	(154,028)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	90,319	48,813
Redemption of common shares	(57,770)	(68,274)
Payment of offering costs	(2,188)	(1,447)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(2,336)	(2,712)
Distributions paid to stockholders and noncontrolling interests	(18,692)	(17,981)
Proceeds from financing obligations	160,374	56,710
Payments on financing obligations	(483)	(269)
Proceeds from notes payable	742,813	233,776
Payments on notes payable	(923,150)	(107,431)
Change in security deposit liability	1,352	(233)
Deferred financing costs paid	(17,249)	(423)
Net cash from (used in) financing activities	(27,010)	140,529
Effect of exchange rate changes on cash, restricted cash and cash equivalents	4,512	(705)
Net change in cash, restricted cash and cash equivalents	93,021	(16,259)
Cash, restricted cash and cash equivalents, beginning of period	141,196	113,773
Cash, restricted cash and cash equivalents, end of period	$234,217	$97,514

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2025 and 2024

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of March 31, 2025 and December 31, 2024, and the results of operations, the changes in stockholders’ equity and cash flows for the three months ended March 31, 2025 and 2024 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024.

Hines Global Income Trust, Inc. (the “Company” or “Hines Global”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 68 years. The Company is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through HGIT Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of March 31, 2025 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

Hines Global raises capital for its investments through continuous public offerings of its common stock (the “Public Offerings”). Hines Global commenced its initial public offering of up to $2.5 billion in shares of its common stock in August 2014 and launched its most recent public offering, its fourth public offering of up to $2.5 billion in shares of common stock, on February 4, 2025. It intends to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, Hines Global intends to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. As of March 31, 2025, Hines Global had received aggregate gross offering proceeds of approximately $3.6 billion from the sale of 346.1 million shares through the Public Offerings, including shares issued pursuant to its distribution reinvestment plan. As of March 31, 2025, the Company owned direct real estate investments in 45 properties totaling 20.1 million square feet that were 95% leased.

In addition to its Public Offerings, Hines Global, through its Operating Partnership, has a program to raise up to $3.0 billion of capital through private placement offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of March 31, 2025, Hines Global held seven properties through the DST Program and has raised net offering proceeds of $707.5 million through the DST Program. See “Note 4 — DST Program” for additional information.

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

Basis of Presentation

The condensed consolidated financial statements of the Company include the accounts of Hines Global and the Operating Partnership (over which the Company exercises financial and operating control). All intercompany balances and transactions have been eliminated in consolidation.

Reclassification

The Company has combined the presentation of its real property taxes and property management fees within the property operating expenses line included in its condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025. Additionally, the Company has conformed the presentation of property operating expenses for the three months ended March 31, 2024 within this Quarterly Report on Form 10-Q in order to be consistent with the current period presentation.

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in other income and expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 and 2024 (in thousands):

	Gain (Loss) on Investments in Real Estate-Related Securities
	Three months ended March 31,
	2025	2024
Unrealized gain (loss)	$(2,293)	$(1,826)
Realized gain (loss)	(164)	415
Total gain (loss) on real estate-related securities	$(2,457)	$(1,411)

Tenant and Other Receivables

Tenant and other receivables consists primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost. As of March 31, 2025 and December 31, 2024, the Company had receivables related to base rents and tenant reimbursements of $9.7 million and $6.9 million, respectively. Straight-line rent receivables were $50.2 million and $46.6 million as of March 31, 2025 and December 31, 2024, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical collection levels and current economic trends. The uncollectible portion of the portfolio is recorded as an adjustment to rental revenues.

Other Assets

Other assets included the following (in thousands):

	March 31, 2025		December 31, 2024
Prepaid insurance	$1,724		$1,438
Prepaid property taxes	5,479		4,936
Deferred tax assets (1)	19,723		18,404
Operating lease right-of-use assets, net	9,986		9,758
Other	8,336	(2)	23,444	(3)
Other assets	$45,248		$57,980
(1)Includes the effects of a valuation allowance of $14.1 million and $13.1 million as of March 31, 2025 and December 31, 2024, respectively.
(2)Includes $4.5 million related to a deposit on the forward purchase of a third building at the Tortona Logistics property.
(3)As of December 31, 2024, this included $16.2 million of costs incurred related to the sale of Maintal Logistics, which closed in February 2025, and $4.4 million related to a deposit on the forward purchase of a third building at the Tortona Logistics property.

Lessee Accounting

The Company has ground lease agreements in which it is the lessee for land at certain of its investment properties. As of March 31, 2025, two of such agreements were accounted for as operating leases and one such agreement was accounted for as a financing lease. As of March 31, 2025, the weighted average remaining lease term of the Company’s operating leases and financing leases was 84 years and 117 years, respectively.

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

The table below provide additional information regarding the Company’s ground leases:

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets, net of accumulated amortization (1)	$9,986	$9,758
Operating lease liabilities (2)	$7,439	$7,349

Financing lease right-of-use assets, net of accumulated amortization (3)	$15,446	$15,479
Financing lease liabilities (4)	$17,487	$17,475

(1)Recorded to other assets in the Company’s condensed consolidated balance sheets
(2)Recorded to other liabilities in the Company’s condensed consolidated balance sheets
(3)Recorded to financing lease right-of-use asset, net, in the Company’s condensed consolidated balance sheets
(4)Recorded to financing lease liability in the Company’s condensed consolidated balance sheets

The following table details the costs associated with the Company’s operating and financing leases (in thousands):

	Three months ended March 31,
	2025	2024
Operating lease costs	$170	$22
Financing lease costs
Amortization of financing lease assets	$33	$33
Interest expense on lease liabilities	147	146
Total lease costs	$350	$201

The tables below provide additional information regarding the Company’s lease liabilities for the period from April 1, 2025 through December 31, 2025 and for each of the years ending December 31, 2026 through December 31, 2030 and for the period thereafter (in thousands):

	Lease Payments
	Operating Leases	Financing Leases
April 1, 2025 through December 31, 2025	$300	$405
2026	491	540
2027	491	540
2028	491	540
2029	491	540
2030	491	540
Thereafter	38,574	68,731
Total	$41,329	$71,836

Ground Lease Liability	$7,439	$17,487
Undiscounted Excess Amount	$33,890	$54,349

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes, which provides improvements to income tax disclosures by enhancing the transparency around rate reconciliation and income taxes paid by jurisdiction. The standard will be effective for annual periods beginning after December 15, 2024. The Company is evaluating the impact that the adoption of the new standard will have on our consolidated financial statements and footnotes.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Buildings and improvements (1)	$2,964,250	$2,900,228
Less: accumulated depreciation	(282,662)	(264,990)
Buildings and improvements, net	2,681,588	2,635,238
Land	848,596	840,060
Investment property, net	$3,530,184	$3,475,298
(1)Included in buildings and improvements was approximately $48.1 million and $67.4 million of construction-in-progress as of March 31, 2025 and December 31, 2024, respectively, primarily related to the Company’s development projects at two of its central European industrial properties, one of which was place into service in 2025, as well as its redevelopment project at Madrid Airport Complex.

Recent Acquisitions of Investment Property

During the three months ended March 31, 2025, the Company acquired Junction 27 for a net purchase price of £57.8 million (approximately $75.2 million, assuming a rate of $1.30 per GBP as of the acquisition date) exclusive of transaction costs and working capital reserves. The net purchase price for this acquisition was allocated as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Out-of-Market Lease Intangibles, Net	Total
Junction 27	3/18/2025	$53,747	$11,571	$9,866	$—	$75,184

Recent Dispositions of Investment Property
In February 2025, the Company sold Maintal Logistics for a contract price of €191.5 million (approximately $198.5 million, assuming a rate of $1.04 per EUR as of the disposition date) exclusive of transaction costs and closing prorations. The purchaser is not affiliated with the Company or its affiliates.

As of March 31, 2025, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$421,873	$26,666	$(85,887)
Less: accumulated amortization	(190,304)	(9,864)	32,362
Net	$231,569	$16,802	$(53,525)

As of December 31, 2024, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$414,148	$25,970	$(84,834)
Less: accumulated amortization	(179,823)	(9,548)	30,721
Net	$234,325	$16,422	$(54,113)

Amortization expense of in-place leases was $13.4 million and $14.9 million for the three months ended March 31, 2025 and 2024, respectively, which was recorded to depreciation and amortization on the condensed consolidated statements of operations and comprehensive income (loss). Net amortization of out-of-market leases resulted in an increase to rental revenue of $1.0 million and $1.6 million for the three months ended March 31, 2025 and 2024, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from April 1, 2025 through December 31, 2025 and for each of the years ending December 31, 2026 through December 31, 2030 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
April 1, 2025 through December 31, 2025	$34,210	$(2,475)
2026	$39,499	$(2,177)
2027	$35,667	$(1,569)
2028	$30,609	$(1,679)
2029	$17,825	$(1,916)
2030	$12,694	$(2,073)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the three months ended March 31, 2025 were $12.4 million, and for the three months ended March 31, 2024 were $12.1 million, which are included in rental revenue on the condensed consolidated statements of operations and comprehensive income (loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of March 31, 2025, the approximate fixed future minimum rentals for the period from April 1, 2025 through December 31, 2025, for each of the years ending December 31, 2026 through 2030 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
April 1, 2025 through December 31, 2025	$148,140
2026	192,393
2027	186,862
2028	168,999
2029	132,554
2030	107,781
Thereafter	546,459
Total	$1,483,188

During the three months ended March 31, 2025 and 2024, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties, multi-family properties and self-storage properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. DST PROGRAM

In September 2022, the Company, through the Operating Partnership, launched the DST Program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts (each, a “DST”) holding real properties. Under the DST Program, each private placement could offer interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (each, a “DST Property” and collectively, the “DST Properties”). DST Properties may be sourced from properties currently owned by the Operating Partnership or newly acquired properties. The underlying interests of real properties sold to investors pursuant to such private placements are or will be leased-back by an indirect wholly owned subsidiary of the Operating Partnership on a long-term basis of up to twenty years pursuant to a master lease agreement. These master lease agreements are fully guaranteed by the Operating Partnership. As compensation for the master lease guarantee, the Operating Partnership will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the beneficial interests in the DST from the investors during a 12-month period commencing two years after the closing of the applicable DST offering, in exchange for OP Units. As the Company retains the fair market value purchase option, which, if exercised, would allow the Company to acquire the real property owned by the DST, the proceeds from each private placement offering under the DST program are accounted for as a financing obligation on the condensed consolidated balance sheets.

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

As of March 31, 2025, the Company held seven properties through the DST Program. The Company raised net offering proceeds of $707.5 million from inception of the program in September 2022 through March 31, 2025. As of March 31, 2024, the Company held four properties through the DST Program.

5. DEBT FINANCING

As of March 31, 2025 and December 31, 2024, the Company had approximately $1.5 billion and $1.6 billion of debt outstanding, respectively, with a weighted average years to maturity of 2.8 years and 1.8 years, respectively, and a weighted average interest rate of 3.79% and 4.03%, respectively. The following table describes the Company’s debt outstanding at March 31, 2025 and December 31, 2024 (in thousands, except interest rates):

Description	Maturity Date		Maximum Capacity in Functional Currency	Weighted Average Effective Interest Rate as of March 31, 2025		Principal Outstanding at March 31, 2025	Principal Outstanding at December 31, 2024
Fixed Rate Loans
Seller-financed debt	7/1/2034		N/A	1.55%		$6,472	$6,212
Private placement note issuances	7/2/2029		N/A	5.97%		166,412	163,548
Total fixed rate loans						$172,884	$169,760
Variable Rate Loans
Floating rate secured mortgage debt	6/2026-12/2029		N/A	3.54%	(1)	$596,855	$591,139
JPMorgan Chase Credit Facility - Revolver	3/12/2028	(2)	$650,000	5.83%		—	160,000
JPMorgan Chase Credit Facility - Term Loan(s)	3/12/2028	(2)	$700,000	3.50%	(3)	700,000	703,667
Total variable rate loans						$1,296,855	$1,454,806
Total Notes Payable						$1,469,739	$1,624,566
Total Principal Outstanding						$1,469,739	$1,624,566
Unamortized financing fees (4)						(15,848)	(6,968)
Total						$1,453,891	$1,617,598
(1)As of March 31, 2025, the effective interest rates on our floating rate mortgage debt ranged from 1.75% to 6.63%. The amount of principal outstanding as of March 31, 2025 includes $573.1 million that has been effectively fixed for the full term of the facilities by effective interest rate cap agreements or interest rate swap agreements as economic hedges against the variability of future interest rates on the borrowing.
(2)In March 2025, the Company modified its credit facility with JPMorgan Chase Bank, N.A., as administrative agent for itself and various lenders named in the credit agreement. The prior credit facility provided for $703.7 million in term loans and $425.0 million in revolving credit capacity. The revised credit facility provides for borrowings of up to $700.0 million in term loan commitments and $650.0 million in revolving loan commitments. This new credit facility matures on March 12, 2028, subject to two one-year extension options that the Company may exercise if it meets certain conditions. Additionally, the new credit facility provides for an increase in the aggregate commitments up to $1.75 billion. The remaining terms of the new credit facility are similar to the prior credit facility. On March 12, 2025, the Operating Partnership borrowed $740.0 million under the new credit facility to repay all amounts outstanding under the prior credit facility and retired that facility.
(3)As of March 31, 2025, the effective interest rates related to these loans were effectively capped as a result of the Company entering into interest rate cap agreements as economic hedges against the variability of the future interest rate on the borrowings.
(4)Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $24.4 million and $7.6 million as of March 31, 2025 and December 31, 2024, respectively. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. Amortization of deferred financing costs was $1.3 million for the three months ended March 31, 2025, and was $0.9 million for the three months ended March 31, 2024, which is recorded to interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of March 31, 2025 or the date of this report.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from April 1, 2025 through December 31, 2025, for each of the years ending December 31, 2026 through December 31, 2029 and for the period thereafter (in thousands).

	Payments Due by Year
	April 1, 2025 through December 31, 2025	2026	2027	2028	2029	Thereafter
Principal payments	$27,549	$135,016	$378,025	$700,631	$225,151	$3,367

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

The table below provides additional information regarding the Company's derivative instrument as well as their location and fair value on our condensed consolidated balance sheets (in thousands, except number of contracts):

			Fair Value
			Derivative Instruments
Type	Number of Contracts	Notional Amount	Assets	Liabilities
As of March 31, 2025
Interest rate contracts	22	$1,278,771	$22,623	$(2,802)
Total derivative instruments	22	$1,278,771	$22,623	$(2,802)

As of December 31, 2024
Interest rate contracts	19	$1,200,898	$19,041	$—
Total derivative instruments	19	$1,200,898	$19,041	$—

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 and 2024 (in thousands):

	Gain (Loss) on Derivative Instruments
	Three months ended March 31,
	2025	2024
Derivatives not designated as hedging instruments:
Interest rate contracts	$(878)	$3,676
Total gain (loss) on derivatives	$(878)	$3,676

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

Common Stock

As of March 31, 2025 and December 31, 2024, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	March 31, 2025			December 31, 2024
	Shares Authorized	Shares Issued and Outstanding		Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	31,882		40,000	32,341
Class TX common stock, $0.001 par value per share	40,000	—	(1)	40,000	—
Class IX common stock, $0.001 par value per share	10,000	—	(1)	10,000	—
Class JX common stock, $0.001 par value per share	10,000	80		10,000	79
Class T common stock, $0.001 par value per share	350,000	37,384		350,000	40,550
Class S common stock, $0.001 par value per share	350,000	32,429		350,000	31,676
Class D common stock, $0.001 par value per share	350,000	36,611		350,000	36,249
Class I common stock, $0.001 par value per share	350,000	135,845		350,000	127,874
(1)All remaining Class TX and IX shares previously issued and outstanding have been converted to Class AX and JX shares, respectively, in accordance with the Company’s charter.

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the three months ended March 31, 2025 and 2024 (in thousands).

	Class AX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	32,341	$32	79	$—	40,550	$41	31,676	$33	36,249	$34	127,874	$126	268,769	$266
Issuance of common shares	140	—	1	—	896	1	753	1	1,141	1	7,598	8	10,529	11
Conversion of common shares (1)	—	—	—	—	(2,939)	(3)	—	—	—	—	2,939	3	—	—
Redemption of common shares	(599)	(1)	—	—	(1,123)	(1)	—	—	(779)	(1)	(2,566)	(3)	(5,067)	(6)
Balance as of March 31, 2025	31,882	$31	80	$—	37,384	$38	32,429	$34	36,611	$34	135,845	$134	274,231	$271

	Class AX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	34,153	$34	76	$—	60,538	$61	28,962	$30	35,492	$34	101,785	$100	261,006	$259
Issuance of common shares	246	—	1	—	843	1	1,029	1	946	1	3,779	4	6,844	7
Conversion of common shares (1)	—	—	—	—	(5,288)	(5)	—	—	—	—	5,288	5	—	—
Redemption of common shares	(692)	(1)	—	—	(1,432)	(1)	(700)	(1)	(706)	(1)	(3,252)	(3)	(6,782)	(7)
Balance as of March 31, 2024	33,707	$33	77	$—	54,661	$56	29,291	$30	35,732	$34	107,600	$106	261,068	$259
(1)The Company will cease paying distribution and stockholder servicing fees with respect to certain share classes when the total of such fees reach certain thresholds. Once these respective thresholds are reached, Class T, S and D shares are converted into Class I shares.

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2023 through May 2025 at a gross distribution rate of $0.05208 per month for each share class (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees.

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
The following table outlines the Company’s total distributions declared to stockholders for each of the quarters ended during 2025 and 2024, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2025
March 31, 2025	$18,874	$21,864	$40,738
Total	$18,874	$21,864	$40,738
2024
December 31, 2024	$18,395	$21,380	$39,775
September 30, 2024	18,011	20,987	38,998
June 30, 2024	18,021	20,763	38,784
March 31, 2024	17,995	20,547	38,542
Total	$72,422	$83,677	$156,099

The table below outlines the net distributions declared for each class of shares for the three months ended March 31, 2025 and 2024, respectively. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors, less any applicable ongoing distribution and stockholder servicing fees, which is more fully described in Note 8 — Related Party Transactions.

	Three Months Ended March 31,
	2025	2024
Distributions declared per Class AX share, net	$0.16	$0.16
Distributions declared per Class JX share, net	$0.16	$0.16
Distributions declared per Class T share, net	$0.13	$0.13
Distributions declared per Class S share, net	$0.13	$0.14
Distributions declared per Class D share, net	$0.15	$0.15
Distributions declared per Class I share, net	$0.16	$0.16

8. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and Hines Private Wealth Solutions LLC. (the "Dealer Manager"), Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended March 31,		Unpaid as of
Type and Recipient	2025	2024	March 31, 2025		December 31, 2024
Selling Commissions- Dealer Manager (1)	$443	$345	$—		$—
Dealer Manager Fee- Dealer Manager (1)	33	24	—		—
Distribution & Stockholder Servicing Fees- Dealer Manager (1)	745	(122)	50,436		51,551
Organization and Offering Costs- the Advisor	2,385	1,741	1,103		905
Asset Management Fees- the Advisor (2)	8,771	8,282	3,013		1,911
Other- the Advisor (3)	1,713	1,610	2,361		2,210
Property Management Fees- Hines and its affiliates	2,064	1,789	486		383
Development and Construction Management Fees- Hines and its affiliates (4)	734	349	388		230
Leasing Fees- Hines and its affiliates (5)	1,110	303	784		606
Expense Reimbursement- Hines and its affiliates (with respect to management and operations of the Company's properties) (6)	4,382	4,151	(2,746)	(7)	(2,763)	(7)
Total	$22,380	$18,472	$55,825		$55,033
(1)Some or all of these fees may be reallowed to participating broker dealers rather than being retained by the Dealer Manager.
(2)Under the Advisory Agreement (prior to the March 2025 amendment to the Advisory Agreement described below), the asset management fee payable to the Advisor was calculated as 0.0625% per month of a) the most recently determined value of the Company’s real estate investments at the end of each month and b) the aggregate proceeds received by the Company or its affiliate for selling interests in properties in the DST Program at the end of each month. Further, the monthly asset management fee was not permitted to exceed an amount equal to 1/12th of 1.25% of (a) the Company’s NAV at the end of each applicable month and (b) the aggregate proceeds received by the Company or its subsidiary for selling interests in properties in the DST Program. The Advisor waived 50% of the asset management fee payable with respect to the DST Program through December 31, 2024, but does not plan to continue this waiver beyond that date. On March 24, 2025, the Company, the Operating Partnership and the Advisor amended the Advisory Agreement to clarify how asset management fees are calculated. As amended, the asset management fees will be calculated as 0.0625% per month of the most recently determined value of the Company’s real estate investments at the end of each month. As was the case prior to the amendment of the Advisory Agreement, the monthly asset management fee cannot exceed an amount equal to 1/12th of 1.25% of (a) the Company’s NAV at the end of each applicable month and (b) the aggregate proceeds received by the Company or its subsidiary for selling interests in properties in the DST Program. Additionally, the asset management fee can be paid, at the Advisor’s election, in cash, Class I shares or Class I OP units of the Operating Partnership.
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

(7)As of March 31, 2025 and December 31, 2024, the balance included $4.1 million and $5.1 million, respectively, in receivables related to rents collected by the Hines-affiliated property managers at the international student housing properties and UK industrial properties, which were being held in the property manager controlled bank accounts.

DST Program Fees

In connection with the DST Program described in Note 4 – DST Program, Hines Real Estate Exchange LLC (“HREX”), a wholly-owned subsidiary of the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placement. As compensation for conducting these private placements, HREX will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and O&O fees of up to 5.0%, 1.0% and 1.25%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. In addition, with respect to Class S DST interests, HREX will pay the Dealer Manager ongoing fees in amounts up to 0.25% of the equity investment per year. All of these fees are funded by the private investors in the DST Program at the time of their investment or through deductions from distributions paid to such investors. The Dealer Manager may re-allow such commissions, ongoing fees and a portion of such dealer manager fees to participating broker dealers. These fees totaled $5.9 million and $2.4 million for the three months ended  March 31, 2025, and 2024 respectively.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2025 and 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025	Investments in real estate-related securities	$167,295	$167,295	$—	$—
December 31, 2024	Investments in real estate-related securities	$164,590	$164,590	$—	$—

Financial Instruments Fair Value Disclosures

The Company’s notes payable had book values of $1.5 billion and $1.6 billion as of March 31, 2025 and December 31, 2024, respectively. The Company believes the fair values of its notes payable approximate the book values. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

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

	Three Months Ended March 31,
	2025	2024
Revenues
Office investments	$21,384	$21,297
Industrial investments	23,986	23,553
Residential/Living investments	29,623	24,042
Retail investments	9,394	8,855
Other investments	9,212	7,744
Total revenues	$93,599	$85,491

For the three months ended March 31, 2025 and 2024, the Company’s total revenues were attributable to the following countries:

	Three Months Ended March 31,
	2025		2024
Total revenues
United States	78%		76%
The Netherlands	9%		10%
United Kingdom	7%		8%
Poland	2%		2%
Italy	2%		—%	*
Czech Republic	1%		1%
Ireland	1%		1%
Germany	—%	*	1%
Spain	—%	*	1%

* Amount is less than 1%

The CODM is regularly provided Property operating expenses, as disclosed in the Company’s consolidated statements of operations, for review in evaluating the expenses of Company’s operating segments. For the three months ended March 31, 2025 and 2024, the Company’s property revenues in excess of property operating expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues in excess of property operating expenses
Office investments	$14,269	$14,455
Industrial investments	14,834	13,785
Residential/Living investments	15,893	12,815
Retail investments	5,738	5,267
Other investments	6,278	5,451
Total revenues in excess of property operating expenses	$57,012	$51,773

As of March 31, 2025 and December 31, 2024, the Company’s total assets by segment were as follows (in thousands):

	March 31, 2025	December 31, 2024
Assets
Office investments	$732,132	$719,110
Industrial investments	1,225,004	1,231,874
Residential/Living investments	1,293,348	1,292,085
Retail investments	432,000	360,989
Other investments	412,107	414,379
Corporate-level accounts	364,359	257,500
Total assets	$4,458,950	$4,275,937

As of March 31, 2025 and December 31, 2024, the Company’s total assets were attributable to the following countries:

	March 31, 2025	December 31, 2024
Total assets
United States	74%	75%
United Kingdom	10%	8%
The Netherlands	8%	8%
Italy	3%	3%
Spain	2%	2%
Poland	1%	1%
Czech Republic	1%	1%
Ireland	1%	1%
Germany	—%	1%

For the three months ended March 31, 2025 and 2024 the Company’s reconciliation of the Company’s property revenue in excess of property operating expenses is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Reconciliation to revenues in excess of property operating expenses
Net income (loss)	$115,259	$(15,753)
Depreciation and amortization	33,712	32,971
Asset management fees	8,771	8,282
General and administrative expenses	1,949	2,445
(Gain) loss on derivative instruments	878	(3,676)
(Gain) loss on investments in real estate-related securities	2,457	1,411
Gain on sale of real estate	(151,242)	—
Foreign currency (gains) losses	(7,337)	389
Interest expense	33,204	29,760
Other income and expenses	(5,466)	(4,416)
(Benefit) provision for income taxes	1,494	360
Provision for income taxes related to sale of real estate	23,333	—
Total revenues in excess of property operating expenses	$57,012	$51,773

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$34,058	$28,854
Cash paid for income taxes	$766	$205
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$13,680	$12,860
Distributions reinvested	$21,730	$20,506
Shares tendered for redemption	$20,564	$20,287
Non-cash net liabilities (assets) assumed	$135	$907
Offering costs payable to the Advisor	$2,385	$1,741
Distribution and stockholder servicing fees payable to the Dealer Manager	$744	$(123)
Accrued capital additions	$7,763	$5,535

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

13. SUBSEQUENT EVENTS

Georgia International Trade Center Acquisition

The Company acquired Georgia International Trade Center in May 2025, which is comprised of two logistics facilities located in Savannah, Georgia. The facilities are comprised of approximately 2.2 million square feet of net rentable area that is currently 100% leased. The contract purchase price of Georgia International Trade Center was approximately $194.4 million exclusive of transaction costs and closing prorations. The seller is not affiliated with the Company or its affiliates.

Upton Crossing Acquisition

The Company acquired Upton Crossing in May 2025, which is comprised of two logistics facilities located in Wilmington, Massachusetts. The facilities are comprised of approximately 215,000 square feet of net rentable area that is currently 81% leased. The contract purchase price of Upton Crossing was approximately $72.8 million exclusive of transaction costs and closing prorations. The seller is not affiliated with the Company or its affiliates.

I-85 Logistics Center

In May 2025, the Company entered into a purchase and sale agreement to purchase I-85 Logistics Center, an industrial property located in Piedmont, South Carolina. The contract purchase price for I-85 Logistics Center is expected to be approximately $40.7 million, exclusive of transaction costs and closing prorations. The Company expects the closing of this acquisition to occur in May 2025, subject to a number of closing conditions. However, the Company can provide no assurance that this acquisition will close on the expected timeline or at all. The seller is not affiliated with the Company or its affiliates.

*****

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

—	Risks associated with adverse changes in general economic or local market conditions, including the impact of tariffs, inflation, higher interest rates, and the conflicts in Ukraine and the Middle East, which may adversely affect the markets in which we and our tenants operate;

—	Whether we will be successful in raising substantial additional capital, and whether we will have the opportunity to invest offering and distribution reinvestment plan proceeds to acquire properties or other investments rather than using such proceeds to redeem shares or for other purposes, and if proceeds are available for investment, our ability to make such investments in a timely manner and at appropriate amounts that provide acceptable returns;

—	Competition for tenants and real estate investment opportunities, including competition with other programs sponsored by or affiliated with Hines Interests Limited Partnership (“Hines”);

—	Our reliance on our Advisor, Hines and affiliates of Hines for our day-to-day operations and the selection of real estate investments, and our Advisor’s ability to attract and retain high-quality personnel who can provide service at a level acceptable to us;

—	Our ability to complete acquisitions of properties under contract;

—	Risks associated with conflicts of interests that result from our relationship with our Advisor and Hines, as well as conflicts of interests certain of our officers and directors face relating to the positions they hold with other entities;

—	The potential need to fund tenant improvements, lease-up costs or other capital expenditures, as well as increases in property expenses and costs of compliance with environmental matters or discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

—	The availability and timing of distributions we may pay is uncertain and cannot be assured;

—	Our distributions have been paid using cash flows from financing activities, including proceeds from our public offerings, as well as cash from the waiver of fees by our Advisor, and some or all of the distributions we pay in the future may be paid from similar sources or sources such as cash advances by our Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from our public offerings. When we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced;

—	Risks associated with debt, our ability to secure financing and our ability to comply with covenants in our debt agreements;

—	Catastrophic events, such as hurricanes, earthquakes, fires, tornadoes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

—	The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments;

—	Changes in governmental, tax, real estate and zoning laws and regulations and the related costs of compliance and increases in our administrative operating expenses, including expenses associated with operating as a public company;

—	International investment risks, including the burden of complying with a wide variety of foreign laws and the uncertainty of such laws, the tax treatment of transaction structures, political and economic instability, foreign currency fluctuations, and inflation and governmental measures to curb inflation may adversely affect our operations and our ability to make distributions;

—	The lack of liquidity associated with our assets; and

—	Our ability to continue to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the risk factors under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Overview

Hines Global Income Trust, Inc. (the “Company” or “Hines Global”) is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global is sponsored by Hines, a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 68 years. The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

We raise capital for our investments through continuous public offerings of our common stock (collectively, the “Public Offerings”). We commenced our initial public offering of up to $2.5 billion in shares of our common stock in August 2014 and launched our most recent public offering, our fourth public offering of up to $2.5 billion in shares of common stock, on February 4, 2025. It is our intention to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we intend to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. As of March 31, 2025, we had received aggregate gross offering proceeds of $3.6 billion from the sale of 346.1 million shares through our Public Offerings, including shares issued pursuant to our distribution reinvestment plan.

In addition to our Public Offerings, through our Operating Partnership, we have a program to raise up to $3.0 billion of capital through private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of March 31, 2025, we held seven properties through the DST Program, and have raised net offering proceeds of $707.5 million through the DST Program offerings.

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of March 31, 2025, we owned direct real estate investments in 45 properties totaling 20.1 million square feet that were 95% leased.

Summary of 2025 Activities

Presented below are highlights of our activities during the three months ended March 31, 2025:
Capital Raising and Performance
•We raised $112.1 million of gross proceeds from the sale of common stock through our public offerings, including shares issued pursuant to our distribution reinvestment plan. Additionally, we raised net offering proceeds of $160.4 million through the DST program.
•We declared distributions of $40.7 million. Our gross annualized distribution rate has remained at $0.625 per share since January 2019.
•We redeemed $57.8 million in shares of our common stock pursuant to our share redemption program.
•Recent years have been characterized by muted transaction volumes, challenging macroeconomic conditions and elevated interest rates. Despite this environment, Hines Global maintained its stable annualized distribution rate of $0.625 and had a year-to-date total return of 1.19% for Class I shares for the three months ended March 31, 2025, and 3.90% for the year ended December 31, 2024. Total return is calculated as the change in our NAV per share during the respective period, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares. Refer to “Performance Summary of Share Classes” below for a more comprehensive summary of the performance of all our share classes.

Investments and Financing Activities
•On March 12, 2025, we entered into a new credit facility with JPMorgan Chase Bank, N.A. (“Chase”), as administrative agent for itself and various lenders named in the credit agreement, which provides for borrowings of up to $700.0 million in term loan commitments and $650.0 million in revolving loan commitments. This new credit facility matures on March 12, 2028, subject to two one-year extension options that the Company may exercise if it meets certain conditions. Additionally, the new credit facility provides for an increase in the aggregate commitments up to $1.75 billion. The remaining terms of the new credit facility are similar to the prior credit facility, which was retired on that date.
•We acquired one investment for an aggregate net purchase price of $75.2 million. See Note 3—Investment Property for additional information regarding this acquisition.

Our Real Estate Portfolio

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of March 31, 2025, we owned interests in 45 real estate investments consisting of 20.1 million square feet of leasable space that was 95% leased. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of March 31, 2025 (“Estimated Values”), which are consistent with the values used to determine our NAV per share on that date.

The following chart depicts the location of our real estate investments as of March 31, 2025. Approximately 70% of our portfolio is located throughout the United States and approximately 30% is located internationally, based on the Estimated Values.

The following table provides additional information regarding each of our properties, including DST properties, and is presented as of March 31, 2025 except as described in the footnotes below.

Property	Location	Date Acquired	Leasable Square Feet		Percent Leased
Office Investments
Cottonwood Corporate Center	Salt Lake City, Utah	7/2016	486,046		91%
1015 Half Street	Washington D.C.	5/2021	396,335		99%
Waypoint	Torrance, California	12/2021	146,478		96%
Liberty Station	San Diego, California	1/2022	187,230		96%
1315 N. North Branch	Chicago, Illinois	2/2022	108,267		70%
200 Park Place (1)	Houston, Texas	7/2022	206,943		100%
IBM 500 Campus	Durham, North Carolina	12/2023	773,885		100%
Total Office			2,305,184		96%

Industrial Investments
Domestic Industrial
Bassett Technology Park	Santa Clara, California	8/2020	419,256		95%
6000 Schertz	Schertz, Texas	12/2020	1,262,294		100%
900 Patrol Road	Jeffersonville, Indiana	5/2021	1,015,740		100%
I-70 Logistics Center	Columbus, Ohio	8/2023	697,829		100%
Total Domestic Industrial			3,395,119		99%

Central Europe Industrial
Fresh Park Venlo	Venlo, Netherlands	10/2018	3,414,402		94%
ABC Westland	The Hague, Netherlands	5/2019	1,776,154		94%
Gdańsk PL II	Gdańsk, Poland	9/2019	346,996		100%
Łódź Urban Logistics	Łódź, Poland	9/2019	389,229		81%
Madrid Airport Complex	Madrid, Spain	6/2020	N/A	(2)	N/A	(2)
Eastgate Park	Prague, Czech Republic	10/2021	420,888		98%
Tortona Logistics	Tortona, Italy	12/2024	1,713,518		84%
Total Central Europe Industrial			8,061,187		92%

U.K. Industrial
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	11/2019	145,452		100%
DSG Bristol	Bristol, United Kingdom	11/2019	269,089		100%
Wakefield Logistics	Wakefield, United Kingdom	7/2020	207,115		100%
5100 Cross Point	Coventry, United Kingdom	12/2020	146,652		100%
Central City Coventry	Coventry, United Kingdom	3/2022	399,124		100%
Total U.K. Industrial			1,167,432		100%
Total Industrial			12,623,738		95%

Residential/Living Investments
Domestic Residential/Living
The Alloy (1)	College Park, Maryland	11/2019	230,362		97%
The Emerson (1)	Centreville, Virginia	1/2020	328,341		97%
Center Place	Providence, Rhode Island	12/2021	242,261		96%
Gables Station	Miami, Florida	8/2022	612,527		97%
EMME (1)	Chicago, Illinois	6/2023	134,908		97%
Diridon West (1)	San Jose, California	1/2024	197,774		96%
Duboce Apartments	San Francisco, California	9/2024	70,511		99%
E2 Apartments (1)	Evanston, Illinois	12/2024	304,041		93%
Total Domestic Residential/Living			2,120,725		96%

International Residential/Living
Montrose Student Residences	Dublin, Ireland	3/2017	51,649	99%
Queen’s Court Student Residences	Reading, United Kingdom	10/2017	105,895	98%
Glasgow West End	Glasgow, United Kingdom	9/2019	232,428	99%
Total International Residential/Living			389,972	99%
Total Residential/Living			2,510,697	97%

Retail Investments
Domestic Retail
Rookwood (1)	Cincinnati, Ohio	1/2017	594,442	96%
Promenade Shops at Briargate	Colorado Springs, Colorado	9/2019	239,026	95%
Waverly Place	Cary, North Carolina	6/2022	207,799	95%
Total Domestic Retail			1,041,267	95%

International Retail
Junction 27	Leeds, United Kingdom	3/2025	131,145	100%
Total International Retail			131,145	100%
Total Retail			1,172,412	96%

Other Investments
5301 Patrick Henry	Santa Clara, California	2/2021	129,199	100%
Bradley Business Center	Chicago, Illinois	11/2021	467,410	97%
WGN Studios	Chicago, Illinois	11/2021	131,515	100%
Burbank Media Studios	Burbank, California	2/2022	85,285	100%
Wells Fargo Center	Hillsboro, Oregon	4/2022	212,363	100%
Nashville Self Storage Portfolio (3)	Nashville, Tennessee	7/2022	354,537	88%
Sutter Medical Plaza	Sacramento, California	10/2024	143,210	100%
Total Other			1,523,519	96%

Total for All Investments			20,135,550	95%

(1)Held through our DST Program as of March 31, 2025. See Item 1. “Note 4 — DST Program” for additional information.

(2)In January 2024, we commenced the redevelopment of the Madrid Airport Complex following the expiration of the tenant’s lease on December 31, 2023. The new project is expected to consist of a three-building, 700,000 square foot Class-A logistics park. The new park is expected to be re-branded as Nexus Barajas and provide future tenants a superior last mile distribution location and is expected to be completed in 2025.

(3)Nashville Self Storage Portfolio is comprised of five self storage properties located in greater Nashville, Tennessee.

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
The table below discloses the total returns for the classes of shares that are available for investment:

As of March 31, 2025
Shares Class (1)	YTD	1-Year	3-Year	5-Year	ITD
Class I Shares (2)	1.19%	4.03%	2.07%	6.13%	6.42%
Class D Shares (2)	1.13%	3.77%	1.82%	5.87%	6.16%
Class S Shares (No Sales Load) (3)	0.98%	3.15%	1.21%	5.19%	5.45%
Class S Shares (With Sales Load) (4)	(2.59)%	(0.42)%	0.01%	4.44%	4.93%
Class T Shares (No Sales Load) (3)	0.94%	3.00%	1.06%	5.08%	5.37%
Class T Shares (With Sales Load) (4)	(2.63)%	(0.57)%	(0.14)%	4.33%	4.85%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment:

As of March 31, 2025
Shares Class (1)	YTD	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	1.19%	4.03%	2.07%	6.13%	7.22%
Class AX Shares (With Sales Load)	N/A	N/A	N/A	N/A	6.06%
Class TX Shares (No Sales Load)	0.94%	3.00%	1.06%	5.08%	6.29%
Class TX Shares (With Sales Load)	N/A	N/A	N/A	N/A	5.65%
Class IX Shares (No Sales Load)	1.13%	3.77%	1.82%	5.87%	6.22%
Class IX Shares (With Sales Load)	N/A	N/A	N/A	N/A	6.11%
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

Critical Accounting Policies

Each of our critical accounting policies involve the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates.  In addition, application of these accounting policies involves the exercise of judgment regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. For a discussion of significant accounting policies, see Note 2—Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements. Also, a disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to our policies during 2025.

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

Interest rates have been elevated in recent years. To reduce our exposure to continued higher interest rates, we use interest rate contracts on our variable-rate debt. Approximately 99% of our total debt outstanding as of March 31, 2025 has fixed interest rates or has been fixed through the use of interest rate caps. Additionally, we have moderated our use of leverage in recent periods compared to our historical averages to further limit our exposure to higher interest rates.

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

Cash flows from operating activities for the three months ended March 31, 2025 increased by $11.1 million compared to the same period in the prior year. The increase in cash flows from operating activities is primarily due to the net impact of acquiring five additional real estate investments since March 31, 2024 and selling two real estate investments in the same period. Additionally, we made cash payments for tenant inducements and leasing commissions amounting to $10.5 million during the three months ended March 31, 2025, compared to $6.4 million during the three months ended March 31, 2024.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 and the three months ended March 31, 2024 were primarily due to the following:

Three months ended March 31, 2025
•Payments of $72.4 million, primarily related to the acquisition of Junction 27 in March.
•We received net proceeds of $200.8 million from the sale Maintal Logistics.
•Capital expenditures of approximately $13.0 million at our investment properties.
•Payments of $28.2 million to purchase real estate-related securities. We also received proceeds of $23.0 million from the sale of real estate-related securities.
•Payments of $10.5 million to enter into new interest rate contracts.
•We received payments of $6.7 million from counterparties in relation to our positions in interest rate contracts.

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

Cash Flows from Financing Activities

Our Offerings

We raised gross proceeds of $90.3 million and $48.8 million from our public offerings during the three months ended March 31, 2025 and 2024, respectively, excluding proceeds from the distribution reinvestment plan. In addition, during the three months ended March 31, 2025 and 2024, we redeemed $57.8 million and $68.3 million in shares of our common stock pursuant to our share redemption program, respectively.

In addition to the investing activities described previously, we use proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the three months ended March 31, 2025 and 2024, we made payments of $2.3 million and $2.7 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our public offerings. The change in these fees is generally attributable to the amount of offering proceeds raised, but is also impacted by variations in the amount of each share class sold during the year.

As of March 31, 2025, we held seven properties through the DST Program, and received net offering proceeds of $160.4 million and $56.7 million related to this program during the three months ended March 31, 2025 and 2024, respectively.

Distributions

With the authorization of our board of directors, we declared distributions monthly from January 2019 through April 2025 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders during the three months ended March 31, 2025 and 2024 were $40.4 million and $38.5 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been, and may continue to be, paid at least partially from other sources, such as proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from the sales of assets and proceeds from our debt financings. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the three months ended March 31, 2025 and March 31, 2024, we funded 24% and 47% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings.

The following table outlines our total distributions declared to stockholders for each of the three month periods ended March 31, 2025 and 2024, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$18,874	46%	$17,994	47%
Reinvested in shares	21,864	54%	20,547	53%
Total	$40,738	100%	$38,541	100%
Sources of Distributions
Cash flows from operating activities	$9,075	22%	$—	—%
DRP (2)	21,864	54%	20,547	53%
Cash flows from other sources (3)	9,799	24%	17,994	47%
Total	$40,738	100%	$38,541	100%

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

Debt Financings

Our portfolio was approximately 30% leveraged as of March 31, 2025 (based on the most recent valuations of our real estate investments). Our total loan principal outstanding had a weighted average interest rate of 3.79% as of March 31, 2025, including the effect of interest rate hedges. Below is additional information regarding our loan activity for the three months ended March 31, 2025 and 2024. See Note 5—Debt Financing for additional information regarding our outstanding debt and our interest rate exposure.

Three months ended March 31, 2025
•We received proceeds from notes payable of $742.8 million, which is primarily due to our $740.0 million in draws on our JPMorgan Credit Facility related to the amendment of the facility. See Note 5—Debt Financing for more information the modification of the JPMorgan Credit Facility.
•We made payments on notes payable of $923.2 million, which included $903.7 million in payments on our JPMorgan Credit Facility, $16.2 million in payments related to the payoff of the mortgage related to Maintal Logistics as a result of the sale of the property, and principal payments relating to our permanent mortgage financing.

Three months ended March 31, 2024
•We received proceeds from notes payable of $233.8 million, which included $197.0 million in draws on our JPMorgan Credit Facility and $36.8 million relating to additional capacity from our refinancing of the secured mortgage debt on Fresh Park Venlo and ABC Westland.

•We made payments on notes payable of $107.4 million, which included $107.0 million in payments on our JPMorgan Credit Facility and principal payments relating to our permanent mortgage financing

Results of Operations

Three months ended March 31, 2025 compared to the three months ended March 31, 2024

The table below includes information regarding changes in our results of operations for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, including explanations for notable changes . All amounts are in thousands, except for percentages:

	Three Months Ended March 31,		Change
	2025	2024	$	%
Revenues:
Rental revenue	$90,653	$82,418	$8,235	10%
Other revenue	2,946	3,073	(127)	(4)%
Total revenues	93,599	85,491	8,108	9%
Expenses:
Property operating expenses	36,587	33,718	2,869	9%
Depreciation and amortization	33,712	32,971	741	2%
Asset management fees	8,771	8,282	489	6%
General and administrative expenses	1,949	2,445	(496)	(20)%
Total expenses	81,019	77,416	3,603	5%
Other income (expenses):
Gain (loss) on derivative instruments	(878)	3,676	(4,554)	(124)%
Gain (loss) on investments in real estate-related securities	(2,457)	(1,411)	(1,046)	74%
Gain (loss) on sale of real estate	151,242	—	151,242	N/A *
Foreign currency gains (losses)	7,337	(389)	7,726	1,986%
Interest expense	(33,204)	(29,760)	(3,444)	12%
Other income and expenses	5,466	4,416	1,050	24%
Income (loss) before benefit (provision) for income taxes	140,086	(15,393)	155,479	(1,010)%
Benefit (provision) for income taxes	(1,494)	(360)	(1,134)	315%
Provision for income taxes related to sale of real estate	(23,333)	—	(23,333)	N/A*
Net income (loss)	$115,259	$(15,753)	$131,012	(832)%
*Not a meaningful percentage

Total revenues: The increase in total revenues is primarily the result of our acquisition activity. For example, in 2024 we invested over $476.6 million in additional real estate investments, which experienced a full quarter of operations during the three months ended March 31, 2025. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
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
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV per share. The increase in these fees is primarily due to the additional real estate investments made since March 31, 2024, partially offset by the decline in our NAV per share during the same period.
General and administrative expenses: The decrease in our general and administrative expenses is due to modifications made to our service agreements in the fourth quarter of 2024.

Gain (loss) on derivative instruments: We enter into interest rate contracts in order to limit our exposure to rising interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. Such losses were primarily related to the position of our interest rate contracts compared to the stabilizing interest rate curves during both periods, and include the effect of $6.5 million and $9.7 million in payments received from counterparties during the three months ended March 31, 2025 and March 31, 2024, respectively.
Gain (loss) on sale of real estate: Related to the sale of Maintal in March 2025, as described previously.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. Interest and dividend income associated with such investments are recorded to other income and expenses, as discussed below. The losses recorded during the three months ended March 31, 2025 were primarily due to recent volatility in the equity markets.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the three months ended March 31, 2025, these amounts were primarily related to the effect of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased primarily due to our financing obligations in connection with our DST Program and additional indebtedness outstanding during the period resulting from additional real estate investments acquired since March 31, 2024. Interest expense recorded for the three months ended March 31, 2025 includes $10.5 million in interest expense related to our financing obligation in connection with our DST Program, compared to $4.7 million in the prior year. Additionally, interest expense for the three months ended March 31, 2025 and 2024 excludes $6.5 million and $9.7 million respectively, earned in relation to payments from counterparties on effective interest rate contracts, which have been recorded to gain (loss) on derivative instruments.
Other income and expenses: Other income and expenses primarily relates to interest and dividend income associated with our investments in real estate-related securities, as well as dividend income received related to our unsold interests in the DST offerings. The increase is primarily due to the increase in dividends for unsold interests received with respect to our DST offerings in the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Benefit (provision) for income taxes: The increase in tax provision is primarily a result of changes in our net deferred tax assets and liabilities related to book-to-tax timing differences at our international subsidiaries.
Provision for income taxes related to sale of real estate: Capital gains tax related to the gain on sale of Maintal in February 2025.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned and operated for the full periods presented. Same-store properties for the three months ended March 31, 2025 includes 39 properties and excludes Madrid Airport Complex, which was closed in January 2024 to begin a redevelopment project, as described more fully in "Overview—Our Real Estate Portfolio". The operating results of Madrid Airport Complex have been included in redeveloped properties in the below tables.

The following table presents revenues for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, by reportable segment. In total, revenues increased by $8.1 million, resulting primarily from our recent acquisition activity, as described previously. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Three Months Ended March 31,		Change
	2025	2024	$	%
Revenues
Same-store properties
Office investments	$21,384	$21,297	$87	—%
Industrial investments	22,049	21,772	277	1%
Residential/Living investments	22,391	22,088	303	1%
Retail investments	9,394	8,855	539	6%
Other investments	7,946	7,744	202	3%
Total same-store properties	$83,164	$81,756	$1,408	2%
Recent acquisitions	10,267	1,947	8,320	427%
Disposed properties	168	1,243	(1,075)	(86)%
Redeveloped properties	—	545	(545)	(100)%
Total revenues	$93,599	$85,491	$8,108	9%

The following table presents the property operating expenses of each reportable segment for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. In total, property operating expenses increased as a result of our recent acquisition activity, as previously described. All amounts are in thousands, except for percentages.

	Three Months Ended March 31,		Change
	2025	2024	$	%
Property operating expenses
Same-store properties
Office investments	$7,113	$6,742	$371	6%
Industrial investments	8,732	9,163	(431)	(5)%
Residential/Living investments	10,465	10,266	199	2%
Retail investments	3,656	3,588	68	2%
Other investments	2,648	2,292	356	16%
Total same-store properties	$32,614	$32,051	$563	2%
Recent acquisitions	4,079	965	3,114	323%
Disposed properties	(199)	611	(810)	(133)%
Redeveloped properties	93	91	2	2%
Total property operating expenses	$36,587	$33,718	$2,869	9%

The following table presents revenues in excess of property operating expenses for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, by reportable segment. Total revenues in excess of property operating expenses increased primarily as a result of our recent acquisition activity, as previously described. See above for additional explanations of notable changes in same-store revenues in excess of property operating expenses. All amounts below are in thousands, except for percentages.

	Three Months Ended March 31,		Change
	2025	2024	$	%
Revenues in excess of property operating expenses
Same-store properties
Office investments	$14,271	$14,555	$(284)	(2)%
Industrial investments	13,317	12,609	708	6%
Residential/Living investments	11,926	11,822	104	1%
Retail investments	5,738	5,267	471	9%
Other investments	5,298	5,452	(154)	(3)%
Total same-store properties	$50,550	$49,705	$845	2%
Recent acquisitions	6,188	982	5,206	530%
Disposed properties	367	632	(265)	(42)%
Redeveloped properties	(93)	454	(547)	(120)%
Total revenues in excess of property operating expenses	$57,012	$51,773	$5,239	10%

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the three months ended March 31, 2025 and 2024 and the period from inception through March 31, 2025 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended March 31,		Period from July 31, 2013 (date of inception) through March 31, 2025
	2025	2024
Net income (loss)	$115,259	$(15,753)	$(12,025)
Depreciation and amortization (1)	33,712	32,971	706,507
Impairment losses	—	—	813
Gain on sale of real estate	(151,242)	—	(327,559)
Taxes related to sale of real estate	23,333	—	33,969
(Gain) loss on securities (2)	2,457	1,411	(9,775)
Adjustments for noncontrolling interests (3)	—	—	117
Funds From Operations attributable to common stockholders	$23,519	$18,629	$392,047
Basic and diluted income (loss) per common share	$0.42	$(0.06)	$(0.12)
Funds From Operations attributable to common stockholders per common share	$0.09	$0.07	$3.82
Weighted average shares outstanding	272,472	261,153	102,646

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•For the three months ended March 31, 2025, our Dealer Manager earned distribution and stockholder servicing fees of $1.8 million, which are paid by Hines Global. For the three months ended March 31, 2024, our Dealer Manager earned distribution and stockholder servicing fees of $2.3 million. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through March 31, 2025 were $49.7 million.
•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. We do not consider the performance participation allocation in evaluating our operating performance. For the three months ended March 31, 2025 and for the three months ended March 31, 2024, we did not incur any performance participation allocation fees. Total performance participation allocation fees incurred were $57.5 million from inception through March 31, 2025. Refer to Note 8—Related Party Transactions for more information on the performance participation allocation.
•For the three months ended March 31, 2025, we recorded noncash adjustments primarily related to amortization of out-of-market lease intangibles, lease incentives and deferred financing costs, straight-line rent adjustments, deferred income taxes and payments related to our financing obligation in connection with our DST Program, which increased net income (loss) by $1.6 million. For the three months ended March 31, 2024, these adjustments increased net income (loss) by $1.7 million. Total of such adjustments from inception through March 31, 2025 amounted to a net increase to net income (loss) of $51.4 million.
•We recorded adjustments related to derivative instruments and foreign currencies, which reduced net income (loss) for the three months ended March 31, 2025 by approximately $11,000. These adjustments reduced net income (loss) for the three months ended March 31, 2024 by approximately $6.4 million. The total of such adjustments from inception through March 31, 2025 reduced net income (loss) by $45.7 million.
As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from the sales of assets and proceeds from our debt financings to fund distributions to our stockholders. For example, for the three months ended March 31, 2025 and 2024, we funded 24% and 47% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings. We have not placed a cap on the amount of distributions that may be paid from any of these sources.
From inception through March 31, 2025, we declared $690.0 million of distributions to our stockholders, compared to our total aggregate FFO of $392.0 million and our total aggregate net loss of $12.0 million for that period. For the three months ended March 31, 2025, we declared $40.7 million of distributions to our stockholders compared to our total aggregate FFO of $23.5 million. For the three months ended March 31, 2024, we declared $38.5 million of distributions to our stockholders compared to our total aggregate FFO of $18.6 million.

Net Asset Value

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our NAV. Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at hinesglobalincometrust.com and is also available on our toll-free information line at (888) 220-6121. All parties engaged by us in the calculation of our NAV, including our Advisor, are subject to the oversight of our valuation committee. Generally, all of our real properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus Group U.S. Inc., or Altus, the independent valuation advisor we have engaged to prepare appraisal reviews and carry out a review of the calculation of the NAV for the Company. Altus reviewed the calculation of the new NAV per share of our common stock as of March 31, 2025, as set forth below.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of March 31, 2025 (the NAV per share is the same for each class of shares of our common stock):

March 31, 2025
Gross Amount
(in thousands, except per share amount)
Investments in real estate	$4,518,052
Investments in real estate-related securities	167,295
Cash, cash equivalents and restricted cash	234,217
Accounts receivable and other assets	91,933
Mortgage notes, term loans and revolving credit facilities	(1,470,534)
Accrued performance participation allocation	—
Payables and other liabilities	(857,598)
NAV	$2,683,365
Shares outstanding	274,231
NAV per common share outstanding	$9.79
The valuations of our real properties as of March 31, 2025 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type. However, the table below excludes assumptions related to properties acquired in the past 12 months since the acquisition cost of these properties will serve as their value for a period of up to one year following their acquisition, in accordance with our valuation policy.

	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Basis
Capitalization rate	6.93%	5.55%	6.23%	5.43%	6.30%	5.88%
Discount rate / internal rate of return (“IRR”)	8.06%	7.09%	7.10%	6.89%	7.54%	7.22%
Average holding period (years)	9.4	9.3	10.0	10.0	9.9	9.7

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Values
Capitalization rate (weighted-average)	0.25% decrease	2.76%	3.35%	2.55%	2.92%	2.46%	2.94%
	0.25% increase	(1.81)%	(2.75)%	(2.24)%	(2.76)%	(2.26)%	(2.50)%
Discount rate (weighted-average)	0.25% decrease	1.90%	2.14%	1.89%	1.91%	1.83%	1.97%
	0.25% increase	(1.91)%	(1.74)%	(1.85)%	(1.86)%	(1.79)%	(1.82)%

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of March 31, 2025:

March 31, 2025
Gross Amount
(in thousands)
Total stockholder’s equity	$1,951,765
Adjustments:
Accrued distribution and stockholder servicing fees and issuer costs (1)	51,720
Unrealized net appreciation of real estate investments and debt (2)	201,421
Accumulated depreciation and amortization (3)	514,658
Other adjustments (4)	(36,199)
Net asset value	$2,683,365
(1)     Our condensed consolidated balance sheet as of March 31, 2025 includes a liability of $50.4 million related to distribution and stockholder servicing fees payable to our Dealer Manager in future periods with respect to shares of its common stock. The NAV per share as of March 31, 2025 does not include any liability for distribution and stockholder servicing fees that may become payable after March 31, 2025, since these fees may not ultimately be paid in certain circumstances, including if Hines Global was liquidated or if there was a listing of our common stock.
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

Related Party Transactions and Agreements

We have entered into agreements with our Advisor, our Dealer Manager and Hines and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. Relating to organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee, distribution and stockholder servicing fees, and payments to our Advisor for reimbursement of organization and offering costs. Relating to acquisition and operational stages, these include payments for certain services related to the management and performance of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 8—Related Party Transactions in Item 1 of this Quarterly Report on Form 10-Q, as well as Note 9—Related Party Transactions in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information concerning our related party transactions and agreements.

Subsequent Events

Georgia International Trade Center Acquisition

The Company acquired Georgia International Trade Center in May 2025, which is comprised of two distributions facilities located in Savannah, Georgia. The facilities are comprised of approximately 2.2 million square feet of net rentable area that is currently 100% leased. The contract purchase price of Georgia International Trade Center was approximately $194.4 million exclusive of transaction costs and closing prorations. The seller is not affiliated with the Company or its affiliates.

Upton Crossing Acquisition

The Company acquired Upton Crossing in May 2025, which is comprised of two distributions facilities located in Wilmington, Massachusetts. The facilities are comprised of approximately 215,000 square feet of net rentable area that is currently 81% leased. The contract purchase price of Upton Crossing was approximately $72.8 million exclusive of transaction costs and closing prorations. The seller is not affiliated with the Company or its affiliates.

I-85 Logistics Center

In May 2025, the Company entered into a purchase and sale agreement to purchase I-85 Logistics Center, an industrial property located in Piedmont, South Carolina. The contract purchase price for I-85 Logistics Center is expected to be approximately $40.7 million, exclusive of transaction costs and closing prorations. The Company expects the closing of this acquisition to occur in May 2025, subject to a number of closing conditions. However, the Company can provide no assurance that this acquisition will close on the expected timeline or at all. The seller is not affiliated with the Company or its affiliates.

*****

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of March 31, 2025, we were exposed to the market risks described below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to invest in our real estate investment portfolio and operations. We use interest rate hedges in connection with our variable rate debt in order to limit our exposure to rising interest rates. We had $1.3 billion of variable-rate debt outstanding as of March 31, 2025. We have fixed the interest rates on $1.3 billion of our variable-rate debt outstanding through the use of interest rate contracts that are effective as of March 31, 2025. The remaining $18.1 million of our outstanding variable-rate debt is unhedged. If interest rates were to increase by 1%, we would incur an additional $0.2 million in interest expense on our debt. See Note 5—Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of March 31, 2025	Reduction in Net Income (Loss) for the Three months ended March 31, 2025
EUR	$22,963	$12,461
GBP	$12,415	$(44)

(1) Our real estate assets in Poland and the Czech Republic were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty or Czech koruna exposure upon disposition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of May 14, 2025, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

As of March 31, 2025, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 17, 2025, we sold 9,970 Class I shares of our common stock (the "Private Placement Shares") in a private placement pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. The Private Placement Shares were sold at a price of $9.83 per share, the most recently determined NAV per share at the time of the sale, for an aggregate price of approximately $98,000.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
January 1, 2025 to January 31, 2025	1,957,973	$9.91	1,957,973	3,335,305
February 1, 2025 to February 28, 2025	2,217,129	$9.83	2,217,129	3,147,981
March 1, 2025 to March 31, 2025	2,101,108	$9.79	2,101,108	3,337,580
Total	6,276,210		6,276,210

(1)Amount provided represents the 2% Monthly Limitation which can be further limited by the 5% Quarterly Limitation. See the description of the share redemption program above for a description of the limitations on the number of shares that may be redeemed pursuant to the share redemption program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
3.1
Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Pre- Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11, File No. 333-191106 (the “IPO Registration Statement”) on August 15, 2014 and incorporated by reference herein)

3.2
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 1 to the IPO Registration Statement on December 12, 2014 and incorporated by reference herein)

3.3
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 6 to the IPO Registration Statement on August 12, 2015 and incorporated by reference herein)

3.4
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to Post-Effective Amendment No. 12 to the IPO Registration Statement on April 28, 2017 and incorporated by reference herein)

3.5
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on October 16, 2017 and incorporated by reference herein)

3.6
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.5 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11. File No. 333-220046 (the “Second Registration Statement”) on December 1, 2017 and incorporated by reference herein)

3.7
Articles Supplementary of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.6 to Pre-Effective Amendment No. 1 to the Second Registration Statement on December 1, 2017 and incorporated by reference herein)

3.8
Articles of Amendment to Articles of Amendment and Restatement of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.7 to Pre-Effective Amendment No. 1 to the Second Registration Statement on December 1, 2017 and incorporated by reference herein)

3.9
Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.2 to Pre-Effective Amendment No. 5 to the IPO Registration Statement on August 15, 2014 and incorporated by reference herein)

3.10
Amendment No. 1 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.), dated September 23, 2015 (filed as Exhibit 3.5 to Post-Effective Amendment No. 7 to the IPO Registration Statement on November 17, 2015 and incorporated by reference herein)

3.11
Amendment No. 2 to Amended and Restated Bylaws of Hines Global Income Trust, Inc. (formerly known as Hines Global REIT II, Inc.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K on September 14, 2017 and incorporated by reference herein)

4.1
Sixth Amended and Restated Distribution Reinvestment Plan, effective as of December 4, 2017 (included as Appendix B to the Prospectus included in Post-Effective Amendment No. 11 to the Second Registration Statement on April 12, 2019 and incorporated by reference herein)

10.1
Credit Agreement, dated as of March 12, 2025, by and among HGIT Properties, LP, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 14, 2025 and incorporated by reference herein)

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

HINES GLOBAL INCOME TRUST, INC.

May 14, 2025	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer and
Chairman of the Board of Directors

May 14, 2025	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer