Form 10-Q
period 2025-06-30
HINES GLOBAL INCOME TRUST, INC.
filed 2025-08-14
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 1, 2025, approximately 31.3 million shares of the registrant’s Class AX common stock, 80,849 shares of the registrant’s Class JX common stock, 34.1 million shares of the registrant’s Class T common stock, 35.3 million shares of the registrant’s Class S common stock, 37.9 million shares of the registrant’s Class D common stock and 148.7 million shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2025	December 31, 2024
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$3,931,062	$3,475,298
Investments in real estate-related securities	168,497	164,590
Cash and cash equivalents	419,623	132,413
Restricted cash	5,446	8,783
Derivative instruments	16,686	19,041
Tenant and other receivables, net	75,068	89,005
Intangible lease assets, net	288,799	250,747
Financing lease right-of-use asset, net	15,413	15,479
Deferred leasing costs, net	84,402	61,986
Deferred financing costs, net	7,820	615
Other assets	72,183	57,980
Total assets	$5,084,999	$4,275,937
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$146,882	$92,860
Due to affiliates	61,414	55,033
Intangible lease liabilities, net	60,648	54,113
Other liabilities	89,450	64,949
Financing lease liability	17,499	17,475
Financing obligations	898,966	545,410
Derivative instruments	3,041	—
Distributions payable	14,069	13,360
Notes payable, net	1,811,556	1,617,598
Total liabilities	3,103,525	2,460,798

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2025 and December 31, 2024	—	—
Common shares, $0.001 par value per share (Note 7)	280	266
Additional paid-in capital	2,728,828	2,609,433
Accumulated distributions in excess of earnings	(770,166)	(776,566)
Accumulated other comprehensive income (loss)	22,532	(17,994)
Total stockholders’ equity	1,981,474	1,815,139
Noncontrolling interests	—	—
Total equity	1,981,474	1,815,139
Total liabilities and equity	$5,084,999	$4,275,937
See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$96,603	$83,037	$187,256	$165,454
Other revenue	4,547	3,169	7,493	6,243
Total revenues	101,150	86,206	194,749	171,697
Expenses:
Property operating expenses	35,906	31,375	72,491	65,094
Depreciation and amortization	35,738	34,529	69,449	67,500
Asset management fees	9,058	8,414	17,829	16,696
Performance participation allocation	12,700	—	12,700	—
General and administrative expenses	1,428	2,089	3,377	4,535
Total expenses	94,830	76,407	175,846	153,825
Other income (expenses):
Gain (loss) on derivative instruments	(929)	3,077	(1,807)	6,752
Gain (loss) on investments in real estate-related securities	(2,810)	(164)	(5,267)	(1,575)
Gain (loss) on sale of real estate	(1,603)	—	149,639	—
Foreign currency gains (losses)	4,332	514	11,670	126
Interest expense	(37,229)	(31,675)	(70,433)	(61,435)
Other income and expenses	5,053	4,832	10,515	9,250
Income (loss) before benefit (provision) for income taxes	(26,866)	(13,617)	113,220	(29,010)
Benefit (provision) for income taxes	608	(1,248)	(886)	(1,608)
Provision for income taxes related to sale of real estate	—	—	(23,333)	—
Net income (loss)	(26,258)	(14,865)	89,001	(30,618)
Net (income) loss attributable to noncontrolling interests	(26)	(26)	(29)	(29)
Net income (loss) attributable to common stockholders	$(26,284)	$(14,891)	$88,972	$(30,647)
Basic and diluted income (loss) per common share	$(0.09)	$(0.06)	$0.32	$(0.12)
Weighted average number of common shares outstanding	280,481	260,452	275,851	260,803

Comprehensive income (loss):
Net income (loss)	$(26,258)	$(14,865)	$89,001	$(30,618)
Other comprehensive income (loss):
Foreign currency translation adjustment	25,391	(1,271)	40,526	(6,479)
Comprehensive income (loss)	$(867)	$(16,136)	$129,527	$(37,097)
Comprehensive (income) loss attributable to noncontrolling interests	(26)	(26)	(29)	(29)
Comprehensive income (loss) attributable to common stockholders	$(893)	$(16,162)	$129,498	$(37,126)

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2025	268,769	$266	$2,609,433	$(776,566)	$(17,994)	$1,815,139	$—
Issuance of common shares	10,529	11	112,088	—	—	112,099	—
Distributions declared	—	—	—	(40,738)	—	(40,738)	(3)
Redemption of common shares	(5,067)	(6)	(61,514)	—	—	(61,520)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(1,221)	—	—	(1,221)	—
Offering costs	—	—	(2,385)	—	—	(2,385)	—
Net income (loss)	—	—	—	115,256	—	115,256	3
Foreign currency translation adjustment	—	—	—	—	11,290	11,290	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	3,845	3,845	—
Balance as of March 31, 2025	274,231	$271	$2,656,401	$(702,048)	$(2,859)	$1,951,765	$—
Issuance of common shares	13,836	14	136,197	—	—	136,211	—
Distributions declared	—	—	—	(41,834)	—	(41,834)	(26)
Redemption of common shares	(6,574)	(5)	(60,544)	—	—	(60,549)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(1,876)	—	—	(1,876)	—
Offering costs	—	—	(1,350)	—	—	(1,350)	—
Net income (loss)	—	—	—	(26,284)	—	(26,284)	26
Foreign currency translation adjustment	—	—	—	—	25,391	25,391	—
Balance as of June 30, 2025	281,493	$280	$2,728,828	$(770,166)	$22,532	$1,981,474	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2024	261,006	$259	$2,542,008	$(573,316)	$(3,222)	$1,965,729	$—
Issuance of common shares	6,844	7	69,368	—	—	69,375	—
Distributions declared	—	—	—	(38,541)	—	(38,541)	(3)
Redemption of common shares	(6,782)	(7)	(72,524)	—	—	(72,531)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(247)	—	—	(247)	—
Offering costs	—	—	(1,741)	—	—	(1,741)	—
Net income (loss)	—	—	—	(15,756)	—	(15,756)	3
Foreign currency translation adjustment	—	—	—	—	(5,208)	(5,208)	—
Balance as of March 31, 2024	261,068	$259	$2,536,864	$(627,613)	$(8,430)	$1,901,080	$—
Issuance of common shares	8,108	5	81,820	—	—	81,825	—
Distributions declared	—	—	—	(38,784)	—	(38,784)	(26)
Redemption of common shares	(7,064)	(5)	(72,877)	—	—	(72,882)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(495)	—	—	(495)	—
Offering costs	—	—	(2,414)	—	—	(2,414)	—
Net income (loss)	—	—	—	(14,891)	—	(14,891)	26
Foreign currency translation adjustment	—	—	—	—	(1,271)	(1,271)	—
Balance as of June 30, 2024	262,112	$259	$2,542,898	$(681,288)	$(9,701)	$1,852,168	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$89,001	$(30,618)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	72,474	71,013
Gain on sale of real estate	(149,639)	—
Foreign currency (gains) losses	(11,670)	(126)
(Gain) loss on derivative instruments	1,807	(6,752)
(Gain) loss on investments in real estate-related securities	5,267	1,575
Changes in assets and liabilities:
Change in other assets	(11,500)	(1,000)
Change in tenant and other receivables	(2,584)	(6,349)
Change in deferred leasing costs	(28,211)	(5,702)
Change in accounts payable and accrued expenses	44,517	(4,386)
Change in other liabilities	(410)	3,270
Change in due to affiliates	8,426	(5,053)
Net cash from (used in) operating activities	17,478	15,872
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(419,659)	(137,857)
Capital expenditures at operating properties	(31,537)	(22,891)
Proceeds from sale of real estate	209,332	—
Purchases of real estate-related securities	(47,622)	(54,963)
Proceeds from settlement of real estate-related securities	38,448	46,189
Proceeds from settlement of interest rate contracts	13,848	19,419
Payments related to interest rate contracts	(11,379)	(14,676)
Net cash from (used in) investing activities	(248,569)	(164,779)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	204,291	109,899
Redemption of common shares	(122,155)	(139,010)
Payment of offering costs	(503)	(4,231)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(5,861)	(5,450)
Distributions paid to stockholders and noncontrolling interests	(37,901)	(36,012)
Proceeds from financing obligations	354,580	125,549
Payments on financing obligations	(924)	(588)
Proceeds from notes payable	1,153,894	387,424
Payments on notes payable	(1,030,394)	(287,445)
Change in security deposit liability	514	139
Deferred financing costs paid	(17,833)	(2,345)
Net cash from (used in) financing activities	497,708	147,930
Effect of exchange rate changes on cash, restricted cash and cash equivalents	17,256	(642)
Net change in cash, restricted cash and cash equivalents	283,873	(1,619)
Cash, restricted cash and cash equivalents, beginning of period	141,196	113,773
Cash, restricted cash and cash equivalents, end of period	$425,069	$112,154

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2025 and 2024

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of June 30, 2025 and December 31, 2024, and the results of operations, the changes in stockholders’ equity and cash flows for the three and six months ended June 30, 2025 and 2024 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024.

Hines Global Income Trust, Inc. (the “Company” or “Hines Global”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 68 years. The Company is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through HGIT Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of June 30, 2025 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

Hines Global raises capital for its investments through continuous public offerings of its common stock (the “Public Offerings”). Hines Global commenced its initial public offering of up to $2.5 billion in shares of its common stock in August 2014 and launched its most recent public offering, its fourth public offering of up to $2.5 billion in shares of common stock, on February 4, 2025. It intends to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, Hines Global intends to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. As of June 30, 2025, Hines Global had received aggregate gross offering proceeds of approximately $3.8 billion from the sale of 359.9 million shares through the Public Offerings, including shares issued pursuant to its distribution reinvestment plan. As of June 30, 2025, the Company owned direct real estate investments in 49 properties totaling 23.2 million square feet that were 96% leased.

In addition to its Public Offerings, Hines Global, through its Operating Partnership, has a program to raise up to $3.0 billion of capital through private placement offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of June 30, 2025, Hines Global held eight properties through the DST Program and has raised net offering proceeds of $901.7 million through the DST Program. See “Note 4 — DST Program” for additional information.

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

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in other income and expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Gain (Loss) on Investments in Real Estate-Related Securities
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Unrealized gain (loss)	$(2,271)	$(372)	$(4,565)	$(2,198)
Realized gain (loss)	(539)	208	(702)	623
Total gain (loss) on real estate-related securities	$(2,810)	$(164)	$(5,267)	$(1,575)

Tenant and Other Receivables

Tenant and other receivables consists primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost. As of June 30, 2025 and December 31, 2024, the Company had receivables related to base rents and tenant reimbursements of $7.4 million and $6.9 million, respectively. Straight-line rent receivables were $55.7 million and $46.6 million as of June 30, 2025 and December 31, 2024, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical collection levels and current economic trends. The uncollectible portion of the portfolio is recorded as an adjustment to rental revenues.

Other Assets

Other assets included the following (in thousands):

	June 30, 2025		December 31, 2024
Prepaid insurance	$3,575		$1,438
Prepaid property taxes	3,135		4,936
Deferred tax assets (1)	22,870		18,404
Operating lease right-of-use assets, net	27,373		9,758
Other	15,230	(2)	23,444	(3)
Other assets	$72,183		$57,980
(1)Includes the effects of a valuation allowance of $15.9 million and $13.1 million as of June 30, 2025 and December 31, 2024, respectively.
(2)Includes $6.0 million related to a deposit on the forward purchase of a third building at the Tortona Logistics property, and $4.1 million related to a deposit related to our July 2025 acquisition of the Montrose Collective.
(3)As of December 31, 2024, this included $16.2 million of costs incurred related to the sale of Maintal Logistics, which closed in February 2025, and $4.4 million related to a deposit on the forward purchase of a third building at the Tortona Logistics property.

Lessee Accounting

The Company has ground lease agreements in which it is the lessee for land at certain of its investment properties. As of June 30, 2025, four of such agreements were accounted for as operating leases and one such agreement was accounted for as a financing lease. As of June 30, 2025, the weighted average remaining lease term of the Company’s operating leases and financing leases was 122 years and 117 years, respectively.

The Company’s estimate of the amount of the right-of-use assets and lease liabilities recorded in the Company’s condensed balance sheets included assumptions for the discount rate, which is based on the incremental borrowing rate of the lease contract. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a term similar to the lease. Since the terms of the ground leases are much longer than those of a typical borrowing, the Company derived the incremental borrowing rate at the inception of each lease as the spread in a current financing quote for the property. If a current financing quote was not available, the Company referenced the borrowing rate on its revolving credit facility, plus the applicable base rate corresponding to the longest term available in the base rate market. The Company has assumed weighted average incremental borrowing rates of 6.1% for its operating leases and 3.4% for its financing lease.

The table below provide additional information regarding the Company’s ground leases:

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets, net of accumulated amortization (1)	$27,373	$9,758
Operating lease liabilities (2)	$20,810	$7,349

Financing lease right-of-use assets, net of accumulated amortization (3)	$15,413	$15,479
Financing lease liabilities (4)	$17,499	$17,475

(1)Recorded to other assets in the Company’s condensed consolidated balance sheets
(2)Recorded to other liabilities in the Company’s condensed consolidated balance sheets
(3)Recorded to financing lease right-of-use asset, net, in the Company’s condensed consolidated balance sheets
(4)Recorded to financing lease liability in the Company’s condensed consolidated balance sheets

The following table details the costs associated with the Company’s operating and financing leases (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease costs	$152	$22	$322	$44
Financing lease costs
Amortization of financing lease assets	$33	$33	$66	$66
Interest expense on lease liabilities	147	147	294	293
Total lease costs	$332	$202	$682	$403

The tables below provide additional information regarding the Company’s lease liabilities for the period from July 1, 2025 through December 31, 2025 and for each of the years ending December 31, 2026 through December 31, 2030 and for the period thereafter (in thousands):

	Lease Payments
	Operating Leases	Financing Leases
July 1, 2025 through December 31, 2025	$582	$270
2026	1,262	540
2027	1,262	540
2028	1,266	540
2029	1,267	540
2030	1,267	540
Thereafter	145,154	68,731
Total	$152,060	$71,701

Ground Lease Liability	$20,810	$17,499
Undiscounted Excess Amount	$131,250	$54,202

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income- Expense Disaggregation (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU is intended to enhance transparency of income statement disclosures primarily through disaggregation of relevant expense captions. The standard is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with prospective or retrospective application permitted. The Company is evaluating the impact that the adoption of the new standard will have on our consolidated financial statements and footnotes.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Buildings and improvements (1)	$3,338,470	$2,900,228
Less: accumulated depreciation	(308,838)	(264,990)
Buildings and improvements, net	3,029,632	2,635,238
Land	901,430	840,060
Investment property, net	$3,931,062	$3,475,298
(1)Included in buildings and improvements was approximately $55.8 million and $67.4 million of construction-in-progress as of June 30, 2025 and December 31, 2024, respectively, primarily related to the Company’s development projects at two of its central European industrial properties, one of which was placed into service in 2025, as well as its redevelopment project at Madrid Airport Complex.

Recent Acquisitions of Investment Property

During the six months ended June 30, 2025, the Company acquired five assets for an aggregate net purchase price of $427.1 million exclusive of transaction costs and working capital reserves. The net purchase prices for these acquisitions were allocated as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Out-of-Market Lease Intangibles, Net	Right of Use Asset, Net	Total
Junction 27	3/18/2025	$53,747	$11,571	$9,866	$—	$—	$75,184
1-85 Logistics Center	5/5/2025	$33,212	$2,508	$4,993	$—	$—	$40,713
Georgia International Trade Center	5/6/2025	$159,500	$14,315	$28,385	$(7,546)	$—	$194,654
Upton Crossing	5/6/2025	$48,940	$13,858	$10,274	$—	$—	$73,072
The Peel Centre	6/13/2025	$55,879	$—	$8,845	$(514)	$3,809	$68,019

Recent Dispositions of Investment Property
During the six months ended June 30, 2025, the Company sold Maintal Logistics for a contract price of €191.5 million (approximately $198.5 million, assuming a rate of $1.04 per EUR as of the disposition date) exclusive of transaction costs and closing prorations. The purchaser is not affiliated with the Company or its affiliates.

As of June 30, 2025, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$448,595	$27,086	$(87,298)
Less: accumulated amortization	(176,373)	(10,509)	26,650
Net	$272,222	$16,577	$(60,648)

As of December 31, 2024, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$414,148	$25,970	$(84,834)
Less: accumulated amortization	(179,823)	(9,548)	30,721
Net	$234,325	$16,422	$(54,113)

Amortization expense of in-place leases was $13.6 million and $16.3 million for the three months ended June 30, 2025 and 2024, respectively, which was recorded to depreciation and amortization on the condensed consolidated statements of operations and comprehensive income (loss). Net amortization of out-of-market leases resulted in an increase to rental revenue of $1.1 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively.

Amortization expense of in-place leases was $27.1 million and $31.2 million for the six months ended June 30, 2025 and 2024, respectively, which was recorded to depreciation and amortization on the condensed consolidated statements of operations and comprehensive income (loss). Net amortization of out-of-market leases resulted in an increase to rental revenue of $2.2 million and $3.0 million for the six months ended June 30, 2025 and 2024, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from July 1, 2025 through December 31, 2025 and for each of the years ending December 31, 2026 through December 31, 2030 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
July 1, 2025 through December 31, 2025	$28,920	$(2,291)
2026	$51,803	$(3,604)
2027	$46,983	$(2,990)
2028	$41,656	$(3,072)
2029	$28,030	$(3,169)
2030	$20,229	$(2,846)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the three and six months ended June 30, 2025 were $12.3 million and $24.7 million, respectively, and for the three and six months ended June 30, 2024 were $10.7 million and $22.8 million, respectively, which are included in rental revenue on the condensed consolidated statements of operations and comprehensive income (loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of June 30, 2025, the approximate fixed future minimum rentals for the period from July 1, 2025 through December 31, 2025, for each of the years ending December 31, 2026 through 2030 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
July 1, 2025 through December 31, 2025	$110,411
2026	219,977
2027	213,964
2028	196,224
2029	159,956
2030	133,100
Thereafter	662,678
Total	$1,696,310

During the six months ended June 30, 2025 and 2024, the Company did not earn more than 10% of its revenue from any individual tenant.

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

As of June 30, 2025, the Company held eight properties through the DST Program. The Company raised net offering proceeds of $901.7 million from inception of the program in September 2022 through June 30, 2025.

5. DEBT FINANCING

As of June 30, 2025 and December 31, 2024, the Company had approximately $1.8 billion and $1.6 billion of debt outstanding, respectively, with a weighted average years to maturity of 2.6 years and 1.8 years, respectively, and a weighted average interest rate of 4.11% and 4.03%, respectively. The following table describes the Company’s debt outstanding at June 30, 2025 and December 31, 2024 (in thousands, except interest rates):

Description	Maturity Date	Maximum Capacity in Functional Currency	Weighted Average Effective Interest Rate as of June 30, 2025		Principal Outstanding at June 30, 2025	Principal Outstanding at December 31, 2024
Fixed Rate Loans
Seller-financed debt	7/1/2034	N/A	1.55%		$7,023	$6,212
Private placement note issuances	7/2/2029	N/A	5.94%		172,497	163,548
Total fixed rate loans					$179,520	$169,760
Variable Rate Loans
Floating rate secured mortgage debt	6/2026-12/2029	N/A	3.29%	(1)	$686,643	$591,139
JPMorgan Chase Credit Facility - Revolver	3/12/2028	$650,000	5.83%		261,000	160,000
JPMorgan Chase Credit Facility - Term Loan(s)	3/12/2028	$700,000	3.50%	(2)	700,000	703,667
Total variable rate loans					$1,647,643	$1,454,806
Total Notes Payable					$1,827,163	$1,624,566
Total Principal Outstanding					$1,827,163	$1,624,566
Unamortized financing fees (3)					(15,607)	(6,968)
Total					$1,811,556	$1,617,598
(1)As of June 30, 2025, the effective interest rates on our floating rate mortgage debt ranged from 1.75% to 6.31%. The amount of principal outstanding as of June 30, 2025 includes $613.2 million that has been effectively fixed for the full term of the facilities by effective interest rate cap agreements or interest rate swap agreements as economic hedges against the variability of future interest rates on the borrowing.
(2)As of June 30, 2025, the effective interest rates related to these loans were effectively capped as a result of the Company entering into interest rate cap agreements as economic hedges against the variability of the future interest rate on the borrowings.
(3)Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $23.4 million and $7.6 million as of June 30, 2025 and December 31, 2024, respectively. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. Amortization of deferred financing costs were $2.2 million and $3.5 million for the three and six months ended June 30, 2025, and were $1.3 million and $2.1 million for the three and six months ended June 30, 2024, which is recorded to interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of June 30, 2025 or the date of this report.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from July 1, 2025 through December 31, 2025, for each of the years ending December 31, 2026 through December 31, 2029 and for the period thereafter (in thousands).

	Payments Due by Year
	July 1, 2025 through December 31, 2025	2026	2027	2028	2029	Thereafter
Principal payments	$29,452	$144,460	$409,155	$1,004,195	$236,241	$3,660

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

The table below provides additional information regarding the Company's derivative instruments as well as their location and fair value on our condensed consolidated balance sheets (in thousands, except number of contracts):

			Fair Value
			Derivative Instruments
Type	Number of Contracts	Notional Amount	Assets	Liabilities
As of June 30, 2025
Interest rate contracts	22	$1,291,392	$16,686	$(3,041)
Total derivative instruments	22	$1,291,392	$16,686	$(3,041)

As of December 31, 2024
Interest rate contracts	19	$1,200,898	$19,041	$—
Total derivative instruments	19	$1,200,898	$19,041	$—

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Gain (Loss) on Derivative Instruments
	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Derivatives not designated as hedging instruments:
Interest rate contracts	$(929)	$3,077	$(1,807)	$6,752
Total gain (loss) on derivatives	$(929)	$3,077	$(1,807)	$6,752

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

Common Stock

As of June 30, 2025 and December 31, 2024, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	June 30, 2025			December 31, 2024
	Shares Authorized	Shares Issued and Outstanding		Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	31,494		40,000	32,341
Class TX common stock, $0.001 par value per share	40,000	—	(1)	40,000	—
Class IX common stock, $0.001 par value per share	10,000	—	(1)	10,000	—
Class JX common stock, $0.001 par value per share	10,000	80		10,000	79
Class T common stock, $0.001 par value per share	350,000	34,543		350,000	40,550
Class S common stock, $0.001 par value per share	350,000	33,947		350,000	31,676
Class D common stock, $0.001 par value per share	350,000	37,283		350,000	36,249
Class I common stock, $0.001 par value per share	350,000	144,146		350,000	127,874
(1)All remaining Class TX and IX shares previously issued and outstanding have been converted to Class AX and JX shares, respectively, in accordance with the Company’s charter.

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the six months ended June 30, 2025 and 2024 (in thousands).

	Class AX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	32,341	$32	79	$—	40,550	$41	31,676	$33	36,249	$34	127,874	$126	268,769	$266
Issuance of common shares	140	—	1	—	896	1	753	1	1,141	1	7,598	8	10,529	11
Conversion of common shares (1)	—	—	—	—	(2,939)	(3)	—	—	—	—	2,939	3	—	—
Redemption of common shares	(599)	(1)	—	—	(1,123)	(1)	—	—	(779)	(1)	(2,566)	(3)	(5,067)	(6)
Balance as of March 31, 2025	31,882	$31	80	$—	37,384	$38	32,429	$34	36,611	$34	135,845	$134	274,231	$271
Issuance of common shares	233	1	—	—	664	1	2,262	2	1,250	1	9,427	9	13,836	14
Conversion of common shares (1)	—	—	—	—	(2,697)	(3)	—	—	—	—	2,697	3	—	—
Redemption of common shares	(621)	—	—	—	(808)	(1)	(744)	(1)	(578)	—	(3,823)	(3)	(6,574)	(5)
Balance as of June 30, 2025	31,494	$32	80	$—	34,543	$35	33,947	$35	37,283	$35	144,146	$143	281,493	$280

	Class AX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	34,153	$34	76	$—	60,538	$61	28,962	$30	35,492	$34	101,785	$100	261,006	$259
Issuance of common shares	246	—	1	—	843	1	1,029	1	946	1	3,779	4	6,844	7
Conversion of common shares (1)	—	—	—	—	(5,288)	(5)	—	—	—	—	5,288	5	—	—
Redemption of common shares	(692)	(1)	—	—	(1,432)	(1)	(700)	(1)	(706)	(1)	(3,252)	(3)	(6,782)	(7)
Balance as of March 31, 2024	33,707	$33	77	$—	54,661	$56	29,291	$30	35,732	$34	107,600	$106	261,068	$259
Issuance of common shares	215	—	—	—	943	1	1,337	1	819	2	4,794	1	8,108	5
Conversion of common shares (1)	—	—	—	—	(4,640)	(5)	—	—	—	—	4,640	5	—	—
Redemption of common shares	(880)	(1)	—	—	(1,093)	(2)	(1,042)	(1)	(716)	(1)	(3,333)	—	(7,064)	(5)
Balance as of June 30, 2024	33,042	$32	77	$—	49,871	$50	29,586	$30	35,835	$35	113,701	$112	262,112	$259
(1)The Company will cease paying distribution and stockholder servicing fees with respect to certain share classes when the total of such fees reach certain thresholds. Once these respective thresholds are reached, Class T, S and D shares are converted into Class I shares.

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2023 through July 2025 at a gross distribution rate of $0.05208 per month for each share class (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees.

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

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2025
June 30, 2025	$19,354	$22,480	$41,834
March 31, 2025	18,874	21,864	40,738
Total	$38,228	$44,344	$82,572
2024
December 31, 2024	$18,395	$21,380	$39,775
September 30, 2024	18,011	20,987	38,998
June 30, 2024	18,021	20,763	38,784
March 31, 2024	17,995	20,547	38,542
Total	$72,422	$83,677	$156,099

The table below outlines the net distributions declared for each class of shares for the three and six months ended June 30, 2025 and 2024, respectively. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors, less any applicable ongoing distribution and stockholder servicing fees, which is more fully described in Note 8 — Related Party Transactions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Distributions declared per Class AX share, net	$0.16	$0.16	$0.31	$0.31
Distributions declared per Class JX share, net	$0.16	$0.16	$0.31	$0.31
Distributions declared per Class T share, net	$0.13	$0.13	$0.26	$0.26
Distributions declared per Class S share, net	$0.13	$0.13	$0.27	$0.27
Distributions declared per Class D share, net	$0.15	$0.15	$0.30	$0.30
Distributions declared per Class I share, net	$0.16	$0.16	$0.31	$0.31

8. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and Hines Private Wealth Solutions LLC. (the "Dealer Manager"), Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended June 30,		Six Months Ended June 30,		Unpaid as of
Type and Recipient	2025	2024	2025	2024	June 30, 2025		December 31, 2024
Selling Commissions- Dealer Manager (1)	$624	$502	$1,067	$847	$—		$—
Dealer Manager Fee- Dealer Manager (1)	21	31	54	55	—		—
Distribution & Stockholder Servicing Fees- Dealer Manager (1)	1,231	(38)	1,976	(160)	49,842		51,551
Organization and Offering Costs- the Advisor	1,349	2,414	3,735	4,155	535		905
Asset Management Fees- the Advisor (2)	9,058	8,414	17,829	16,696	3,432		1,911
Other- the Advisor (3)	—	1,511	—	3,121	683		2,210
Performance Participation Allocation- the Advisor (3)	12,700	—	12,700	—	12,700		—
Property Management Fees- Hines and its affiliates	1,864	1,821	3,928	3,611	590		383
Development and Construction Management Fees- Hines and its affiliates (4)	633	1,780	1,367	2,129	306		230
Leasing Fees- Hines and its affiliates (5)	756	248	1,866	551	1,940		606
Expense Reimbursement- Hines and its affiliates (with respect to management and operations of the Company's properties) (6)	7,308	4,035	11,682	8,185	(8,614)	(7)	(2,763)	(7)
Total	$35,544	$20,718	$56,204	$39,190	$61,414		$55,033
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

(7)As of June 30, 2025 and December 31, 2024, the balance included $9.3 million and $5.1 million, respectively, in receivables related to rents collected by the Hines-affiliated property managers at the international student housing properties and UK industrial properties, which were being held in the property manager controlled bank accounts.

DST Program Fees

In connection with the DST Program described in Note 4 – DST Program, Hines Real Estate Exchange LLC (“HREX”), a wholly-owned subsidiary of the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placement. As compensation for conducting these private placements, HREX will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and O&O fees of up to 5.0%, 1.0% and 1.25%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. In addition, with respect to Class S DST interests, HREX will pay the Dealer Manager ongoing fees in amounts up to 0.25% of the equity investment per year. All of these fees are funded by the private investors in the DST Program at the time of their investment or through deductions from distributions paid to such investors. The Dealer Manager may re-allow such commissions, ongoing fees and a portion of such dealer manager fees to participating broker dealers. These fees totaled $8.8 million and $14.7 million for the three and six months ended  June 30, 2025, respectively, and $2.8 million and $5.2 million for the three and six months ended June 30, 2024, respectively.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of June 30, 2025 and 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025	Investments in real estate-related securities	$168,497	$168,497	$—	$—
December 31, 2024	Investments in real estate-related securities	$164,590	$164,590	$—	$—

Financial Instruments Fair Value Disclosures

The Company’s notes payable had book values of $1.8 billion and $1.6 billion as of June 30, 2025 and December 31, 2024, respectively. The Company believes the fair values of its notes payable approximate the book values. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Office investments	$20,201	$21,726	$41,585	$43,024
Industrial investments	30,050	23,221	54,035	46,773
Residential/Living investments	30,855	24,545	60,478	48,587
Retail investments	10,837	8,863	20,232	17,718
Other investments	9,207	7,851	18,419	15,595
Total revenues	$101,150	$86,206	$194,749	$171,697

For the three and six months ended June 30, 2025 and 2024, the Company’s total revenues were attributable to the following countries:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Total revenues
United States	74%		77%		76%		77%
The Netherlands	11%		11%		10%		11%
United Kingdom	9%		8%		8%		8%
Poland	2%		1%		2%		2%
Italy	2%		—%	*	2%		—%	*
Czech Republic	1%		1%		1%		1%
Ireland	1%		1%		1%		1%
Germany	—%	*	1%		—%	*	—%	*
Spain	—%	*	—%	*	—%	*	—%	*

* Amount is less than 1%

The CODM is regularly provided Property operating expenses, as disclosed in the Company’s consolidated statements ofoperations and comprehensive income (loss), for review in evaluating the expenses of Company’s operating segments. Property operating expenses include the ongoing costs of maintaining our properties. These essential, routine expenses are necessary to ensure the property remains functional and in good condition. Examples of property operating expenses include property taxes, property management fees, insurance, utilities, repairs and maintenance, legal and professional fees, salaries and wages of property management personnel, advertising costs and other miscellaneous services and costs.

For the three and six months ended June 30, 2025 and 2024, the Company’s property revenues in excess of property operating expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues in excess of property operating expenses
Office investments	$14,250	$14,929	$28,520	$29,382
Industrial investments	19,951	14,728	34,785	28,513
Residential/Living investments	16,605	13,891	32,499	26,706
Retail investments	7,528	5,542	13,266	10,809
Other investments	6,910	5,741	13,188	11,193
Total revenues in excess of property operating expenses	$65,244	$54,831	$122,258	$106,603

As of June 30, 2025 and December 31, 2024, the Company’s total assets by segment were as follows (in thousands):

	June 30, 2025	December 31, 2024
Assets
Office investments	$733,721	$719,110
Industrial investments	1,614,682	1,231,874
Residential/Living investments	1,311,084	1,292,085
Retail investments	559,418	360,989
Other investments	415,468	414,379
Corporate-level accounts	450,626	257,500
Total assets	$5,084,999	$4,275,937

As of June 30, 2025 and December 31, 2024, the Company’s total assets were attributable to the following countries:

	June 30, 2025	December 31, 2024
Total assets
United States	73%	75%
United Kingdom	10%	8%
The Netherlands	8%	8%
Italy	3%	3%
Spain	2%	2%
Poland	1%	1%
Czech Republic	1%	1%
Ireland	1%	1%
Germany	1%	1%

For the three and six months ended June 30, 2025 and 2024 the Company’s reconciliation of the Company’s property revenue in excess of property operating expenses is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation to revenues in excess of property operating expenses
Net income (loss)	$(26,258)	$(14,865)	$89,001	$(30,618)
Depreciation and amortization	35,738	34,529	69,449	67,500
Asset management fees	9,058	8,414	17,829	16,696
Performance participation allocation	12,700	—	12,700	—
General and administrative expenses	1,428	2,089	3,377	4,535
(Gain) loss on derivative instruments	929	(3,077)	1,807	(6,752)
(Gain) loss on investments in real estate-related securities	2,810	164	5,267	1,575
(Gain) loss on sale of real estate	1,603	—	(149,639)	—
Foreign currency (gains) losses	(4,332)	(514)	(11,670)	(126)
Interest expense	37,229	31,675	70,433	61,435
Other income and expenses	(5,053)	(4,832)	(10,515)	(9,250)
(Benefit) provision for income taxes	(608)	1,248	886	1,608
Provision for income taxes related to sale of real estate	—	—	23,333	—
Total revenues in excess of property operating expenses	$65,244	$54,831	$122,258	$106,603

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$68,965	$58,819
Cash paid for income taxes	$1,142	$817
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$14,069	$12,952
Distributions reinvested	$43,970	$41,192
Shares tendered for redemption	$16,729	$22,435
Non-cash net liabilities (assets) assumed	$2,866	$907
Offering costs payable to the Advisor	$8,863	$4,155
Distribution and stockholder servicing fees payable to the Dealer Manager	$1,975	$(161)
Accrued capital additions	$12,868	$18,436

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

13. SUBSEQUENT EVENTS

Montrose Collective Acquisition

In July 2025, the Company acquired Montrose Collective, a retail property located in Houston, Texas. The property is comprised of approximately 189,212 square feet of net rentable area that is currently 100% leased. The contract purchase price of Montrose Collective was approximately $137.6 million exclusive of transaction costs and closing prorations. The seller is not affiliated with the Company or its affiliates.

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

We raise capital for our investments through continuous public offerings of our common stock (collectively, the “Public Offerings”). We commenced our initial public offering of up to $2.5 billion in shares of our common stock in August 2014 and launched our most recent public offering, our fourth public offering of up to $2.5 billion in shares of common stock, on February 4, 2025. It is our intention to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we intend to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. As of June 30, 2025, we had received aggregate gross offering proceeds of $3.8 billion from the sale of 359.9 million shares through our Public Offerings, including shares issued pursuant to our distribution reinvestment plan.

In addition to our Public Offerings, through our Operating Partnership, we have a program to raise up to $3.0 billion of capital through private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of June 30, 2025, we held eight properties through the DST Program, and have raised net offering proceeds of $901.7 million through the DST Program offerings.

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of June 30, 2025, we owned direct real estate investments in 49 properties totaling 23.2 million square feet that were 96% leased.

Summary of 2025 Activities

Presented below are highlights of our activities during the six months ended June 30, 2025:
Capital Raising and Performance
•We raised $248.3 million of gross proceeds from the sale of common stock through our public offerings, including shares issued pursuant to our distribution reinvestment plan. Additionally, we raised net offering proceeds of $354.6 million through the DST program.
•We declared distributions of $82.6 million. Our gross annualized distribution rate has remained at $0.625 per share since January 2019.
•We redeemed $122.2 million in shares of our common stock pursuant to our share redemption program.
•Recent years have been characterized by muted transaction volumes, challenging macroeconomic conditions and elevated interest rates. Despite this environment, Hines Global maintained its stable annualized distribution rate of $0.625 and had a year-to-date total return of 3.33% for Class I shares for the six months ended June 30, 2025, and 3.90% for the year ended December 31, 2024. Total return is calculated as the change in our NAV per share during the respective period, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares. Refer to “Performance Summary of Share Classes” below for a more comprehensive summary of the performance of all our share classes.

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
•We acquired five investment properties for an aggregate net purchase price of $427.1 million. See Note 3—Investment Property for additional information regarding this acquisition.

Our Real Estate Portfolio

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of June 30, 2025, we owned interests in 49 real estate investments consisting of 23.2 million square feet of leasable space that was 96% leased. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of June 30, 2025 (“Estimated Values”), which are consistent with the values used to determine our NAV per share on that date.

The following chart depicts the location of our real estate investments as of June 30, 2025. Approximately 69% of our portfolio is located throughout the United States and approximately 31% is located internationally, based on the Estimated Values

The following table provides additional information regarding each of our properties, including DST properties, and is presented as of June 30, 2025 except as described in the footnotes below.

Property	Location	Date Acquired	Leasable Square Feet		Percent Leased
Office Investments
Cottonwood Corporate Center	Salt Lake City, Utah	7/2016	486,046		91%
1015 Half Street	Washington D.C.	5/2021	403,514		93%
Waypoint	Torrance, California	12/2021	146,478		93%
Liberty Station	San Diego, California	1/2022	187,230		96%
1315 N. North Branch	Chicago, Illinois	2/2022	108,267		70%
200 Park Place (1)	Houston, Texas	7/2022	206,943		100%
IBM 500 Campus	Durham, North Carolina	12/2023	773,885		100%
Total Office			2,312,363		95%

Industrial Investments
Domestic Industrial
Bassett Technology Park	Santa Clara, California	8/2020	419,256		95%
6000 Schertz	Schertz, Texas	12/2020	1,262,294		100%
900 Patrol Road	Jeffersonville, Indiana	5/2021	1,015,740		100%
I-70 Logistics Center	Columbus, Ohio	8/2023	697,829		100%
Upton Crossing	Wilmington, Massachusetts	5/2025	214,680		81%
Georgia International Trade Center (1)	Rincon, Georgia	5/2025	2,234,636		100%
I-85 Logistics Center	Piedmont, South Carolina	5/2025	408,240		100%
Total Domestic Industrial			6,252,675		99%

Central Europe Industrial
Fresh Park Venlo	Venlo, Netherlands	10/2018	3,414,402		96%
ABC Westland	The Hague, Netherlands	5/2019	1,776,154		95%
Gdańsk PL II	Gdańsk, Poland	9/2019	346,996		100%
Łódź Urban Logistics	Łódź, Poland	9/2019	389,229		81%
Madrid Airport Complex	Madrid, Spain	6/2020	—%	(2)	—%	(2)
Eastgate Park	Prague, Czech Republic	10/2021	420,888		98%
Tortona Logistics	Tortona, Italy	12/2024	1,713,518		84%
Total Central Europe Industrial			8,061,187		93%

U.K. Industrial
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	11/2019	145,452		100%
DSG Bristol	Bristol, United Kingdom	11/2019	269,089		100%
Wakefield Logistics	Wakefield, United Kingdom	7/2020	207,115		100%
5100 Cross Point	Coventry, United Kingdom	12/2020	146,652		100%
Central City Coventry	Coventry, United Kingdom	3/2022	399,124		100%
Total U.K. Industrial			1,167,432		100%
Total Industrial			15,481,294		96%

Residential/Living Investments
Domestic Residential/Living
The Alloy (1)	College Park, Maryland	11/2019	230,362		99%
The Emerson (1)	Centreville, Virginia	1/2020	328,341		97%
Center Place	Providence, Rhode Island	12/2021	242,261		97%
Gables Station	Miami, Florida	8/2022	612,527		99%
EMME (1)	Chicago, Illinois	6/2023	134,908		100%
Diridon West (1)	San Jose, California	1/2024	223,774		82%

Duboce Apartments	San Francisco, California	9/2024	70,511	99%
E2 Apartments (1)	Evanston, Illinois	12/2024	304,041	97%
Total Domestic Residential/Living			2,146,725	97%

International Residential/Living
Montrose Student Residences	Dublin, Ireland	3/2017	51,649	100%
Queen’s Court Student Residences	Reading, United Kingdom	10/2017	105,895	98%
Glasgow West End	Glasgow, United Kingdom	9/2019	232,428	99%
Total International Residential/Living			389,972	99%
Total Residential/Living			2,536,697	97%

Retail Investments
Domestic Retail
Rookwood (1)	Cincinnati, Ohio	1/2017	594,442	96%
Promenade Shops at Briargate	Colorado Springs, Colorado	9/2019	239,026	99%
Waverly Place	Cary, North Carolina	6/2022	207,799	90%
Total Domestic Retail			1,041,267	95%

International Retail
Junction 27	Leeds, United Kingdom	3/2025	131,145	100%
The Peel Centre	Bracknell, United Kingdom	6/2025	168,342	88%
Total International Retail			299,487	93%
Total Retail			1,340,754	95%

Other Investments
5301 Patrick Henry	Santa Clara, California	2/2021	129,199	100%
Bradley Business Center	Chicago, Illinois	11/2021	467,410	96%
WGN Studios	Chicago, Illinois	11/2021	131,515	100%
Burbank Media Studios	Burbank, California	2/2022	85,285	100%
Wells Fargo Center	Hillsboro, Oregon	4/2022	212,363	100%
Nashville Self Storage Portfolio (3)	Nashville, Tennessee	7/2022	354,537	91%
Sutter Medical Plaza	Sacramento, California	10/2024	143,210	100%
Total Other			1,523,519	97%

Total for All Investments			23,194,627	96%

(1)Held through our DST Program as of June 30, 2025. See Item 1. “Note 4 — DST Program” for additional information.

(2)In January 2024, we commenced the redevelopment of the Madrid Airport Complex following the expiration of the tenant’s lease on December 31, 2023. The new project is expected to consist of a three-building, 700,000 square foot Class-A logistics park. The new park is expected to be re-branded as Nexus Barajas and provide future tenants a superior last mile distribution location and is expected to be completed in late 2025.

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
The table below discloses the total returns for the classes of shares that are available for investment:

As of June 30, 2025
Shares Class (1)	YTD	1-Year	3-Year	5-Year	ITD
Class I Shares (2)	3.33%	4.81%	1.49%	6.50%	6.50%
Class D Shares (2)	3.21%	4.54%	1.24%	6.23%	6.23%
Class S Shares (No Sales Load) (3)	2.90%	3.92%	0.63%	5.57%	5.53%
Class S Shares (With Sales Load) (4)	(0.74)%	0.31%	(0.56)%	4.82%	5.03%
Class T Shares (No Sales Load) (3)	2.82%	3.76%	0.48%	5.44%	5.44%
Class T Shares (With Sales Load) (4)	(0.81)%	0.16%	(0.71)%	4.70%	4.95%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment:

As of June 30, 2025
Shares Class (1)	YTD	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	3.33%	4.81%	1.49%	6.50%	7.26%
Class AX Shares (With Sales Load)	N/A	N/A	N/A	N/A	6.13%
Class TX Shares (No Sales Load)	2.82%	3.76%	0.48%	5.44%	6.33%
Class TX Shares (With Sales Load)	N/A	N/A	N/A	N/A	5.71%
Class IX Shares (No Sales Load)	3.21%	4.54%	1.24%	6.23%	6.29%
Class IX Shares (With Sales Load)	N/A	N/A	N/A	N/A	6.18%
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

Interest rates have been elevated in recent years. To reduce our exposure to continued higher interest rates, we use interest rate contracts on our variable-rate debt. Approximately 82% of our total debt outstanding as of June 30, 2025 has fixed interest rates or has been fixed through the use of interest rate caps. Additionally, we have moderated our use of leverage in recent periods compared to our historical averages to further limit our exposure to higher interest rates.

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

Cash flows from operating activities for the six months ended June 30, 2025 increased by $1.6 million compared to the same period in the prior year. The increase in cash flows from operating activities is primarily due to the net impact of acquiring additional real estate investments in 2024 and 2025 and selling Maintal in 2025. Additionally, we made cash payments for tenant inducements and leasing commissions amounting to $8.1 million during the six months ended June 30, 2025, compared to $8.4 million during the six months ended June 30, 2024.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2025 and the six months ended June 30, 2024 were primarily due to the following:

Six months ended June 30, 2025
•Payments of $419.7 million, primarily related to the acquisition of five properties.
•We received net proceeds of $209.3 million from the sale Maintal Logistics.
•Capital expenditures of approximately $31.5 million at our investment properties.
•Payments of $47.6 million to purchase real estate-related securities. We also received proceeds of $38.4 million from the sale of real estate-related securities.
•Payments of $11.4 million to enter into new interest rate contracts.
•We received payments of $13.8 million from counterparties in relation to our positions in interest rate contracts.

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

Cash Flows from Financing Activities

Our Offerings

We raised gross proceeds of $204.3 million and $109.9 million from our public offerings during the six months ended June 30, 2025 and 2024, respectively, excluding proceeds from the distribution reinvestment plan. In addition, during the six months ended June 30, 2025 and 2024, we redeemed $122.2 million and $139.0 million in shares of our common stock pursuant to our share redemption program, respectively.

In addition to the investing activities described previously, we use proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the six months ended June 30, 2025 and 2024, we made payments of $5.9 million and $5.5 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our public offerings. The change in these fees is generally attributable to the amount of offering proceeds raised, but is also impacted by variations in the amount of each share class sold during the year.

As of June 30, 2025, we held eight properties through the DST Program, and received net offering proceeds of $354.6 million and $125.5 million related to this program during the six months ended June 30, 2025 and 2024, respectively.

Distributions

With the authorization of our board of directors, we declared distributions monthly from January 2019 through July 2025 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders during the six months ended June 30, 2025 and 2024 were $81.9 million and $77.2 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been, and may continue to be, paid at least partially from other sources, such as proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from the sales of assets and proceeds from our debt financings. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the six months ended June 30, 2025 and June 30, 2024, we funded 25% and 26% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings.

The following table outlines our total distributions declared to stockholders for each of the three and six month periods ended June 30, 2025 and 2024, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	For the Three Months Ended June 30, 2025		For the Three Months Ended June 30, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$19,354	46%	$18,021	46%
Reinvested in shares	22,480	54%	20,763	54%
Total	$41,834	100%	$38,784	100%
Sources of Distributions
Cash flows from operating activities	$9,075	21%	$17,927	46%
DRP (2)	22,480	54%	20,763	54%
Cash flows from other sources (3)	10,279	25%	94	—%
Total	$41,834	100%	$38,784	100%

	For the Six Months Ended June 30, 2025		For the Six Months Ended June 30, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$38,228	46%	$36,015	47%
Reinvested in shares	44,344	54%	41,310	53%
Total	$82,572	100%	$77,325	100%
Sources of Distributions
Cash flows from operating activities	$17,478	21%	$15,872	21%
DRP (2)	44,344	54%	41,310	53%
Cash flows from other sources (3)	20,750	25%	20,143	26%
Total	$82,572	100%	$77,325	100%

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

Debt Financings

Our portfolio was approximately 33% leveraged as of June 30, 2025 (based on the most recent valuations of our real estate investments). Our total loan principal outstanding had a weighted average interest rate of 4.11% as of June 30, 2025, including the effect of interest rate hedges. Below is additional information regarding our loan activity for the six months ended June 30, 2025 and 2024. See Note 5—Debt Financing for additional information regarding our outstanding debt and our interest rate exposure.

Six months ended June 30, 2025
•We received proceeds from notes payable of $1,153.9 million, which is primarily due to our $740.0 million in draws on our JPMorgan Credit Facility related to the amendment of the facility. See Note 5—Debt Financing for more information the modification of the JPMorgan Credit Facility.
•We made payments on notes payable of $1,030.4 million, which included $903.7 million in payments on our JPMorgan Credit Facility, $16.2 million in payments related to the payoff of the mortgage related to Maintal Logistics as a result of the sale of the property and principal payments relating to our permanent mortgage financing.

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

Results of Operations

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

The table below includes information regarding changes in our results of operations for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, including explanations for significant changes and any significant or unusual activity. All amounts are in thousands, except for percentages:

	Three Months Ended June 30,		Change
	2025	2024	$	%
Revenues:
Rental revenue	$96,603	$83,037	$13,566	16%
Other revenue	4,547	3,169	1,378	43%
Total revenues	101,150	86,206	14,944	17%
Expenses:
Property operating expenses	35,906	31,375	4,531	14%
Depreciation and amortization	35,738	34,529	1,209	4%
Asset management fees	9,058	8,414	644	8%
Performance participation allocation	12,700	—	12,700	N/A*
General and administrative expenses	1,428	2,089	(661)	(32)%
Total expenses	94,830	76,407	18,423	24%
Other income (expenses):
Gain (loss) on derivative instruments	(929)	3,077	(4,006)	(130)%
Gain (loss) on investments in real estate-related securities	(2,810)	(164)	(2,646)	N/A *
Gain (loss) on sale of real estate	(1,603)	—	(1,603)	N/A *
Foreign currency gains (losses)	4,332	514	3,818	N/A *
Interest expense	(37,229)	(31,675)	(5,554)	18%
Other income and expenses	5,053	4,832	221	5%
Income (loss) before benefit (provision) for income taxes	(26,866)	(13,617)	(13,249)	97%
Benefit (provision) for income taxes	608	(1,248)	1,856	(149)%
Net income (loss)	$(26,258)	$(14,865)	$(11,393)	77%
*Not a meaningful percentage

Total revenues: The increase in total revenues is primarily the result of our acquisition activity. For example, in 2024 we invested over $476.6 million in additional real estate investments, which experienced two full quarters of operations during the six months ended June 30, 2025. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
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
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV per share. The increase in these fees is primarily due to the additional real estate investments made since June 30, 2024, partially offset by the decline in our NAV per share during the same period.

Gain (loss) on derivative instruments: We enter into interest rate contracts in order to limit our exposure to rising interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. Such losses were primarily related to the position of our interest rate contracts compared to the stabilizing interest rate curves during both periods, and include the effect of $6.7 million and $10.1 million in payments received from counterparties during the three months ended June 30, 2025 and June 30, 2024, respectively.
Gain (loss) on sale of real estate: Related to the sale of Maintal in February 2025, as described previously.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. Interest and dividend income associated with such investments are recorded to other income and expenses, as discussed below. The losses recorded during the three months ended June 30, 2025 were primarily due to REIT common equities, which continue to experience volatility due to surging U.S. equity markets and changing interest rate expectations.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the three months ended June 30, 2025, these gains were primarily due to a weakening U.S. dollar and the related impact of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased primarily due to our financing obligations in connection with our DST Program and additional indebtedness outstanding during the period resulting from additional real estate investments acquired since June 30, 2024. Interest expense recorded for the three months ended June 30, 2025 includes $11.6 million in interest expense related to our financing obligation in connection with our DST Program, compared to $6.0 million in the prior year. Additionally, interest expense for the three months ended June 30, 2025 and 2024 excludes $6.7 million and $10.1 million, respectively, earned in relation to payments from counterparties on effective interest rate contracts, which have been recorded to gain (loss) on derivative instruments.
Other income and expenses: Other income and expenses primarily relates to interest and dividend income associated with our investments in real estate-related securities, as well as dividend income received related to our unsold interests in the DST offerings. The increase is primarily due to the increase in dividends for unsold interests received with respect to our DST offerings in the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
Benefit (provision) for income taxes: The change in tax benefit (provision) is primarily a result of changes in our net deferred tax assets and liabilities related to book-to-tax timing differences at our international subsidiaries.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned and operated for the full periods presented. Same-store properties for the three months ended June 30, 2025 includes 39 properties and excludes Madrid Airport Complex, which was closed in January 2024 to begin a redevelopment project, as described more fully in "Overview—Our Real Estate Portfolio". The operating results of Madrid Airport Complex have been included in ‘redeveloped properties’ in the below tables.

The following table presents revenues for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, by reportable segment. In total, revenues increased by $14.9 million, resulting primarily from our recent acquisition activity, as described previously. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Three Months Ended June 30,		Change
	2025	2024	$		%
Revenues
Same-store properties
Office investments	$20,202	$21,726	$(1,524)	(1)	(7)%
Industrial investments	25,030	21,978	3,052	(2)	14%
Residential/Living investments	26,093	24,545	1,548	(3)	6%
Retail investments	9,242	8,863	379	(4)	4%
Other investments	8,030	7,851	179		2%
Total same-store properties	$88,597	$84,963	$3,634		4%
Recent acquisitions	12,494	—	12,494		N/A *
Disposed properties	43	1,243	(1,200)		(97)%
Redeveloped properties	16	—	16		N/A *
Total revenues	$101,150	$86,206	$14,944		17%

(1)Decrease is due to free rent on new leases in the current period, property tax abatements and a reduction of the related recovery revenue and a reduction in occupancy at 1315 N. North Branch.
(2)The increase is primarily due to an increase in total revenues at our Dutch industrial properties, primarily driven by the Floralaan acquisition in March 2024 at Fresh Park Venlo as well as other favorable lease activity at the property, as well as rental rate increases, increased utility and operating expense recoveries, and solar subsidies received in the current period at ABC Westland. Additionally, improved leasing at AMP and Lodz also contributed to some of the increase.
(3)The increase is primarily due to an approximately $750,000 one-time benefit at Gables Station related to the release of escrowed proceeds from acquisition. Additionally, rental rates at our European student housing properties for the 2024/2025 school year were higher than the prior school year, as well as an increase in both occupancy and rental rates at one of our domestic residential/living properties compared to the prior year.
(4)The increase is primarily due to improved leasing at Rookwood during the second half of 2024.

The following table presents the property operating expenses of each reportable segment for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Property operating expenses include the ongoing costs of maintaining our properties. These essential, routine expenses are necessary to ensure the property remains functional and in good condition. Examples of property operating expenses include property taxes, property management fees, insurance, utilities, repairs and maintenance, legal and professional fees, salaries and wages of property management personnel, advertising costs and other miscellaneous services and costs.

In total, property operating expenses increased as a result of our recent acquisition activity, as previously described. All amounts are in thousands, except for percentages.

	Three Months Ended June 30,		Change
	2025	2024	$		%
Property operating expenses
Same-store properties
Office investments	$5,952	$6,781	$(829)	(1)	(12)%
Industrial investments	8,793	7,829	964		12%
Residential/Living investments	12,198	10,657	1,541	(2)	14%
Retail investments	3,087	3,321	(234)		(7)%
Other investments	2,148	2,110	38		2%
Total same-store properties	$32,178	$30,698	$1,480		5%
Recent acquisitions	3,598	—	3,598		N/A *
Disposed properties	29	601	(572)		(95)%
Redeveloped properties	101	62	39		63%
Total property operating expenses	$35,906	$31,361	$4,545		14%

(1)The decrease is primarily due to a property tax reduction at one of our properties.
(2)The increase is primarily a result of increased repairs and maintenance expenses at several of our living properties and higher property taxes at EMME.

The following table presents revenues in excess of property operating expenses for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, by reportable segment. Total revenues in excess of property operating expenses increased primarily as a result of our recent acquisition activity, as previously described. See above for additional explanations of notable changes in same-store revenues in excess of property operating expenses. All amounts below are in thousands, except for percentages.

	Three Months Ended June 30,		Change
	2025	2024	$		%
Revenues in excess of property operating expenses
Same-store properties
Office investments	$14,250	$14,945	$(695)		(5)%
Industrial investments	16,237	14,149	2,088	(1)	15%
Residential/Living investments	13,895	13,888	7		—%
Retail investments	6,155	5,542	613	(2)	11%
Other investments	5,882	5,741	141		2%
Total same-store properties	$56,419	$54,265	$2,154		4%
Recent acquisitions	8,896	—	8,896		N/A *
Disposed properties	14	642	(628)		(98)%
Redeveloped properties	(85)	(62)	(23)		37%
Total revenues in excess of property operating expenses	$65,244	$54,845	$10,399		19%

(1)The increase is primarily due to favorable leasing activity at several of our properties. Please refer to the tables above for further detail regarding these changes.
(2)The increase is primarily due to favorable leasing activity at Rookwood. Please refer to the tables above for further detail regarding these changes.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

The table below includes information regarding changes in our results of operations for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, including explanations for significant changes and any significant or unusual activity. All amounts are in thousands, except for percentages:

	Six Months Ended June 30,		Change
	2025	2024	$	%
Revenues:
Rental revenue	$187,256	$165,454	$21,802	13%
Other revenue	7,493	6,243	1,250	20%
Total revenues	194,749	171,697	23,052	13%
Expenses:
Property operating expenses	72,491	65,094	7,397	11%
Depreciation and amortization	69,449	67,500	1,949	3%
Asset management fees	17,829	16,696	1,133	7%
Performance participation allocation	12,700	—	12,700	N/A*
General and administrative expenses	3,377	4,535	(1,158)	(26)%
Total expenses	175,846	153,825	22,021	14%
Income (loss) before other income (expenses)	18,903	17,872	1,031
Other income (expenses):
Gain (loss) on derivative instruments	(1,807)	6,752	(8,559)	(127)%
Gain (loss) on investments in real estate-related securities	(5,267)	(1,575)	(3,692)	234%
Gain (loss) on sale of real estate	149,639	—	149,639	N/A*
Foreign currency gains (losses)	11,670	126	11,544	N/A*
Interest expense	(70,433)	(61,435)	(8,998)	15%
Other income and expenses	10,515	9,250	1,265	14%
Income (loss) before benefit (provision) for income taxes	113,220	(29,010)	142,230	N/A *
Benefit (provision) for income taxes	(886)	(1,608)	722	(45)%
Provision for income taxes related to sale of real estate	(23,333)	—	(23,333)	N/A *
Net income (loss)	$89,001	$(30,618)	$119,619	(391)%
* Not a meaningful percentage
Total revenues: The increase in total revenues is primarily the result of our acquisition activity. For example, from January 1, 2024 through June 30, 2025, we invested over $921.0 million in eleven additional real estate investments. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
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
Gain (loss) on derivative instruments: We enter into interest rate contracts in order to limit our exposure to rising interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. Such gains were primarily related to the position of our interest rate contracts as a result of rising interest rates during both periods, and include the effect of $13.2 million and $19.8 million in payments received from counterparties during the six months ended June 30, 2025 and June 30, 2024, respectively.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. Interest and dividend income associated with such investments are recorded to other income and expenses, as discussed below. The losses recorded during the six months ended June 30, 2025 were primarily due to REIT common equities, which continue to experience volatility due to surging U.S. equity markets and changing interest rate expectations.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the six months ended June 30, 2025, these gains were primarily due to a weakening U.S. dollar and the related impact of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased primarily due to increasing interest rates on our variable-rate loans, as well as additional indebtedness outstanding during the period resulting from additional real estate investments acquired since June 30, 2024. Interest expense recorded for the six months ended June 30, 2025 and 2024 excludes $13.2 million and $19.8 million, respectively, earned in relation to payments from counterparties on effective interest rate contracts, which have been recorded to gain (loss) on derivative instruments. Additionally, interest expense recorded for the six months ended June 30, 2025 includes amortization of deferred financing costs of $3.5 million in connection with our borrowings as well as $22.1 million in interest expense related to our financing obligation in connection with our DST Program, compared to $2.1 million of amortization of deferred financing costs and $10.7 million in interest expense related to our financing obligation in connection with our DST Program for the six months ended June 30, 2024.
Other income and expenses: Other income and expenses primarily relates to interest and dividend income associated with our investments in real estate-related securities, as well as dividend income received related to our unsold interests in the DST offerings. The increase is primarily due to the increase in dividends for unsold interests received with respect to our DST offerings in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Benefit (provision) for income taxes: The change in tax benefit (provision) is primarily a result of changes in our net deferred tax assets and liabilities related to book-to-tax timing differences at our international subsidiaries.
Provision for income taxes related to sale of real estate: Capital gains tax related to the gain on sale of Maintal in February 2025.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned and operated for the full periods presented. Same-store properties for the six months ended June 30, 2025 includes 37 properties and excludes Madrid Airport Complex, which was closed in January 2024 to begin a redevelopment project, as described more fully in "Overview—Our Real Estate Portfolio". The operating results of Madrid Airport Complex have been included in ‘redeveloped properties’ in the below tables.

The following table presents revenues for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, by reportable segment. In total, revenues increased by $23.1 million, resulting primarily from our recent acquisition activity, as described previously. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Six Months Ended June 30,		Change
	2025	2024	$		%
Revenues
Same-store properties
Office investments	$41,585	$43,024	$(1,439)	(1)	(3)%
Industrial investments	47,079	43,750	3,329	(2)	8%
Residential/Living investments	46,076	44,222	1,854	(3)	4%
Retail investments	18,637	17,718	919	(4)	5%
Other investments	15,976	15,595	381		2%
Total same-store properties	$169,353	$164,309	$5,044		3%
Recent acquisitions	25,169	4,359	20,810		N/A *
Disposed properties	211	2,485	(2,274)		(92)%
Redeveloped properties	16	545	(529)		(97)%
Total revenues	$194,749	$171,697	$23,052		13%
* Not a meaningful percentage

(1)Decrease is due to free rent on new leases in the current period, property tax abatements and a reduction of the related recovery revenue and a reduction in occupancy at 1315 N. North Branch.
(2)The increase is primarily due to an increase in total revenues at our Dutch industrial properties, primarily driven by the Floralaan acquisition in March 2024 at Fresh Park Venlo as well as other favorable lease activity at the property, as well as rental rate increases, increased utility and operating expense recoveries, and solar subsidies received in the current period at ABC Westland. Additionally, improved leasing at AMP and Lodz also contributed to some of the increase.
(3)The increase is primarily due to an approximately $750,000 one-time benefit at Gables Station related to the release of escrowed proceeds from acquisition. Additionally, rental rates at our European student housing properties for the 2024/2025 school year were higher than the prior school year, as well as an increase in both occupancy and rental rates at one of our domestic residential/living properties compared to the prior year.
(4)The increase is primarily due to improved leasing at Rookwood during the 2nd half of 2024.

The following table presents the property operating expenses of each reportable segment for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. Property operating expenses include the ongoing costs of maintaining our properties. These essential, routine expenses are necessary to ensure the property remains functional and in good condition. Examples of property operating expenses include property taxes, property management fees, insurance, utilities, repairs and maintenance, legal and professional fees, salaries and wages of property management personnel, advertising costs and other miscellaneous services and costs.

In total, property operating expenses increased as a result of our acquisition activity, as previously described. See below for additional explanations of notable changes in same-store property operating expenses. All amounts are in thousands, except for percentages.

	Six Months Ended June 30,		Change
	2025	2024	$		%
Property operating expenses
Same-store properties
Office investments	$13,065	$13,531	$(466)	(1)	(3)%
Industrial investments	17,526	16,892	634		4%
Residential/Living investments	21,582	19,881	1,701	(2)	9%
Retail investments	6,745	6,910	(165)		(2)%
Other investments	4,796	4,402	394		9%
Total same-store properties	$63,714	$61,616	$2,098		3%
Recent acquisitions	8,753	2,006	6,747		N/A *
Disposed properties	(170)	1,212	(1,382)		(114)%
Redeveloped properties	194	153	41		27%
Total property operating expenses	$72,491	$64,987	$7,504		12%
* Not a meaningful percentage

(1)Primarily due to a property tax reduction at one of our properties.
(2)The increase is primarily a result of increased repairs and maintenance expenses at several of our living properties and higher property taxes at EMME.

The following table presents revenues in excess of property operating expenses for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, by reportable segment. Total revenues in excess of property operating expenses increased primarily as a result of our recent acquisition activity, as previously described. See above for additional explanations of notable changes in same-store revenues in excess of property operating expenses. All amounts below are in thousands, except for percentages.

	Six Months Ended June 30,		Change
	2025	2024	$		%
Revenues in excess of property operating expenses
Same-store properties
Office investments	$28,520	$29,493	$(973)		(3)%
Industrial investments	29,553	26,858	2,695	(1)	10%
Residential/Living investments	24,494	24,341	153		1%
Retail investments	11,892	10,808	1,084	(2)	10%
Other investments	11,180	11,193	(13)		—%
Total same-store properties	$105,639	$102,693	$2,946		3%
Recent acquisitions	16,416	2,353	14,063		N/A *
Disposed properties	381	1,273	(892)		(70)%
Redeveloped properties	(178)	392	(570)		(145)%
Total revenues in excess of property operating expenses	$122,258	$106,711	$15,547		15%
* Not a meaningful percentage

(1)The increase is primarily due to favorable leasing activity at several of our properties. Please refer to the tables above for further detail regarding these changes.
(2)The increase is primarily due to favorable leasing activity at Rookwood. Please refer to the tables above for further detail regarding these changes.

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the three and six months ended June 30, 2025 and 2024 and the period from inception through June 30, 2025 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended June 30,		Six Months Ended June 30,		Period from July 31, 2013 (date of inception) through June 30, 2025
	2025	2024	2025	2024
Net income (loss)	$(26,258)	$(14,865)	$89,001	$(30,618)	$(38,283)
Depreciation and amortization (1)	35,738	34,529	69,449	67,500	742,244
Impairment losses	—	—	—	—	813
Gain on sale of real estate	1,603	45	(149,639)	45	(325,956)
Taxes related to sale of real estate	—	—	23,333	—	33,969
(Gain) loss on securities (2)	2,810	164	5,267	1,575	(6,965)
Adjustments for noncontrolling interests (3)	—	—	—	—	117
Funds From Operations attributable to common stockholders	$13,893	$19,873	$37,411	$38,502	$405,939
Basic and diluted income (loss) per common share	$(0.09)	$(0.06)	$0.32	$(0.12)	$(0.36)
Funds From Operations attributable to common stockholders per common share	$0.05	$0.08	$0.14	$0.15	$3.82
Weighted average shares outstanding	280,481	260,452	275,851	260,803	106,368

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•For the three and six months ended June 30, 2025, our Dealer Manager earned distribution and stockholder servicing fees of $1.8 million and $3.6 million, respectively, which are paid by Hines Global. For the three and six months ended June 30, 2024, our Dealer Manager earned distribution and stockholder servicing fees of $2.1 million and $4.4 million, respectively. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through June 30, 2025 were $51.5 million.
•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. We do not consider the performance participation allocation in evaluating our operating performance. For the three and six months ended June 30, 2025, we incurred $12.7 million performance participation allocation fees. For the three and six months ended June 30, 2024, we did not incur any performance participation allocation fees. Total performance participation allocation fees incurred were $70.2 million from inception through June 30, 2025. Refer to Note 8—Related Party Transactions for more information on the performance participation allocation.

•For the three and six months ended June 30, 2025, we recorded noncash adjustments primarily related to amortization of out-of-market lease intangibles, lease incentives and deferred financing costs, straight-line rent adjustments, deferred income taxes and payments related to our financing obligation in connection with our DST Program, which increased net income (loss) by $3.7 million and $5.2 million, respectively. For the three and six months ended June 30, 2024, these adjustments increased net income (loss) by $2.0 million and $3.7 million, respectively. Total of such adjustments from inception through June 30, 2025 amounted to a net increase to net income (loss) of $55.0 million.
•We recorded adjustments related to derivative instruments and foreign currencies, which reduced net income (loss) for the three and six months ended June 30, 2025 by approximately $2.5 million and $2.5 million, respectively. These adjustments reduced net income (loss) for the three and six months ended June 30, 2024 by approximately $6.5 million and $12.9 million, respectively. The total of such adjustments from inception through June 30, 2025 reduced net income (loss) by $48.2 million.
As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from the sales of assets and proceeds from our debt financings to fund distributions to our stockholders. For example, for the six months ended June 30, 2025 and 2024, we funded 25% and 26% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings. We have not placed a cap on the amount of distributions that may be paid from any of these sources.
From inception through June 30, 2025, we declared $731.8 million of distributions to our stockholders, compared to our total aggregate FFO of $405.9 million and our total aggregate net loss of $38.3 million for that period. For the six months ended June 30, 2025, we declared $82.6 million of distributions to our stockholders compared to our total aggregate FFO of $37.4 million. For the six months ended June 30, 2024, we declared $77.3 million of distributions to our stockholders compared to our total aggregate FFO of $38.5 million.

Net Asset Value

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our NAV. Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at hinesglobalincometrust.com and is also available on our toll-free information line at (888) 220-6121. All parties engaged by us in the calculation of our NAV, including our Advisor, are subject to the oversight of our valuation committee. Generally, all of our real properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus Group U.S. Inc., or Altus, the independent valuation advisor we have engaged to prepare appraisal reviews and carry out a review of the calculation of the NAV for the Company. Altus reviewed the calculation of the new NAV per share of our common stock as of June 30, 2025, as set forth below.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of June 30, 2025 (the NAV per share is the same for each class of shares of our common stock):

June 30, 2025
Gross Amount
(in thousands, except per share amount)
Investments in real estate	$5,023,035
Investments in real estate-related securities	168,497
Cash, cash equivalents and restricted cash	425,069
Accounts receivable and other assets	93,749
Mortgage notes, term loans and revolving credit facilities	(1,848,616)
Accrued performance participation allocation
Payables and other liabilities	(1,092,119)
NAV	$2,769,615
Shares outstanding	281,495
NAV per common share outstanding	$9.84
The valuations of our real properties as of June 30, 2025 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type. However, the table below excludes assumptions related to properties acquired in the past 12 months since the acquisition cost of these properties will serve as their value for a period of up to one year following their acquisition, in accordance with our valuation policy.

	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Basis
Capitalization rate	6.93%	5.57%	6.22%	5.45%	6.69%	5.89%
Discount rate / internal rate of return (“IRR”)	8.16%	7.42%	6.94%	6.89%	7.83%	7.35%
Average holding period (years)	10.0	9.6	10.0	10.0	9.8	9.8

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Values
Capitalization rate (weighted-average)	0.25% decrease	2.48%	3.61%	2.66%	2.87%	2.35%	3.02%
	0.25% increase	(2.12)%	(3.22)%	(2.16)%	(2.73)%	(2.18)%	(2.72)%
Discount rate (weighted-average)	0.25% decrease	1.94%	2.00%	2.05%	1.90%	1.85%	1.95%
	0.25% increase	(1.88)%	(1.61)%	(1.70)%	(1.85)%	(1.82)%	(1.75)%

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of June 30, 2025:

June 30, 2025
Gross Amount
(in thousands)
Total stockholder’s equity	$1,981,474
Adjustments:
Accrued distribution and stockholder servicing fees and issuer costs (1)	50,435
Unrealized net appreciation of real estate investments and debt (2)	285,564
Accumulated depreciation and amortization (3)	503,587
Other adjustments (4)	(52,400)
Net asset value	$2,768,660
(1)    Our condensed consolidated balance sheet as of June 30, 2025 includes a liability of $49.8 million related to distribution and stockholder servicing fees payable to our Dealer Manager in future periods with respect to shares of its common stock. The NAV per share as of June 30, 2025 does not include any liability for distribution and stockholder servicing fees that may become payable after June 30, 2025, since these fees may not ultimately be paid in certain circumstances, including if Hines Global was liquidated or if there was a listing of our common stock.
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

Subsequent Events

Montrose Collective Acquisition

In July 2025, the Company acquired Montrose Collective, a retail property located in Houston, Texas. The property is comprised of approximately 189,212 square feet of net rentable area that is currently 100% leased. The contract purchase price of Montrose Collective was approximately $137.6 million exclusive of transaction costs and closing prorations. The seller is not affiliated with the Company or its affiliates.

*****

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of June 30, 2025, we were exposed to the market risks described below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to invest in our real estate investment portfolio and operations. We use interest rate hedges in connection with our variable rate debt in order to limit our exposure to rising interest rates. We had $1.6 billion of variable-rate debt outstanding as of June 30, 2025. We have fixed the interest rates on $1.3 billion of our variable-rate debt outstanding through the use of interest rate contracts that are effective as of June 30, 2025. The remaining $328.3 million of our outstanding variable-rate debt is unhedged. If interest rates were to increase by 1%, we would incur an additional $3.3 million in interest expense on our debt. See Note 5—Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of June 30, 2025	Reduction in Net Income (Loss) for the Six months ended June 30, 2025
EUR	$(45,914)	$11,976
GBP	$8,669	$(72)

(1) Our real estate assets in Poland and the Czech Republic were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty or Czech koruna exposure upon disposition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of August 14, 2025, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

As of June 30, 2025, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On May 16, 2025 and June 16, 2025, we sold 34,964 and 130,866 Class I shares of our common stock, respectively, (the "Private Placement Shares") in a private placement pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. The Private Placement Shares were sold at a price of $9.81 per share, the most recently determined NAV per share at the time of the sale, for an aggregate price of approximately $343,000 and $1,283,800, respectively.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
April 1, 2025 to April 30, 2025	2,274,616	$9.79	2,274,616	3,207,232
May 1, 2025 to May 31, 2025	2,197,014	$9.79	2,197,014	3,360,799
June 1, 2025 to June 30, 2025	1,767,080	$9.81	1,767,080	3,818,558
Total	6,238,710		6,238,710

(1)Amount provided represents the 2% Monthly Limitation which can be further limited by the 5% Quarterly Limitation. See the description of the share redemption program above for a description of the limitations on the number of shares that may be redeemed pursuant to the share redemption program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HINES GLOBAL INCOME TRUST, INC.

August 14, 2025	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer and
Chairman of the Board of Directors

August 14, 2025	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer