Form 10-Q
period 2025-09-30
HINES GLOBAL INCOME TRUST, INC.
filed 2025-11-14
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of November 1, 2025, approximately 30.6 million shares of the registrant’s Class AX common stock, 81,849 shares of the registrant’s Class JX common stock, 31.8 million shares of the registrant’s Class T common stock, 36.7 million shares of the registrant’s Class S common stock, 38.6 million shares of the registrant’s Class D common stock and 157.3 million shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2025	December 31, 2024
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$4,419,801	$3,475,298
Investments in real estate-related securities	175,059	164,590
Cash and cash equivalents	402,559	132,413
Restricted cash	15,348	8,783
Derivative instruments	13,786	19,041
Tenant and other receivables, net	81,522	89,005
Intangible lease assets, net	350,435	250,747
Financing lease right-of-use asset, net	15,380	15,479
Deferred leasing costs, net	91,116	61,986
Deferred financing costs, net	7,047	615
Other assets	67,673	57,980
Total assets	$5,639,726	$4,275,937
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$140,558	$92,860
Due to affiliates	70,228	55,033
Intangible lease liabilities, net	68,165	54,113
Other liabilities	91,853	64,949
Financing lease liability	17,512	17,475
Financing obligations	1,103,163	545,410
Distributions payable	14,469	13,360
Notes payable, net	2,146,802	1,617,598
Total liabilities	3,652,750	2,460,798

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Common shares, $0.001 par value per share (Note 7)	287	266
Additional paid-in capital	2,798,047	2,609,433
Accumulated distributions in excess of earnings	(833,643)	(776,566)
Accumulated other comprehensive income (loss)	22,285	(17,994)
Total stockholders’ equity	1,986,976	1,815,139
Noncontrolling interests	—	—
Total equity	1,986,976	1,815,139
Total liabilities and equity	$5,639,726	$4,275,937

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$102,796	$83,673	$290,052	$249,127
Other revenue	3,780	3,142	11,273	9,384
Total revenues	106,576	86,815	301,325	258,511
Expenses:
Property operating expenses	41,364	33,505	113,751	98,600
Depreciation and amortization	37,892	32,670	107,341	100,170
Asset management fees	10,735	8,694	28,740	25,391
Performance participation allocation	4,997	—	17,697	—
General and administrative expenses	2,232	2,414	5,609	6,948
Total expenses	97,220	77,283	273,138	231,109
Other income (expenses):
Gain (loss) on derivative instruments	1,762	(4,658)	(45)	2,094
Gain (loss) on investments in real estate-related securities	5,230	18,711	(37)	17,136
Gain (loss) on sale of real estate	—	—	149,639	—
Foreign currency gains (losses)	(878)	(1,396)	10,878	(1,270)
Interest expense	(39,739)	(34,699)	(110,172)	(96,134)
Other income and expenses	4,550	7,066	15,051	16,318
Income (loss) before benefit (provision) for income taxes	(19,719)	(5,444)	93,501	(34,454)
Benefit (provision) for income taxes	(429)	249	(1,315)	(1,359)
Provision for income taxes related to sale of real estate	—	—	(23,333)	—
Net income (loss)	(20,148)	(5,195)	68,853	(35,813)
Net (income) loss attributable to noncontrolling interests	(259)	(3)	(288)	(32)
Net income (loss) attributable to common stockholders	$(20,407)	$(5,198)	68,565	$(35,845)
Basic and diluted income (loss) per common share	$(0.07)	$(0.02)	$0.25	$(0.14)
Weighted average number of common shares outstanding	286,955	262,392	279,597	261,723

Comprehensive income (loss):
Net income (loss)	$(20,148)	$(5,195)	$68,853	$(35,813)
Other comprehensive income (loss):
Foreign currency translation adjustment	(247)	15,640	40,279	9,161
Comprehensive income (loss)	$(20,395)	$10,445	$109,132	$(26,652)
Comprehensive (income) loss attributable to noncontrolling interests	(259)	(3)	(288)	(32)
Comprehensive income (loss) attributable to common stockholders	$(20,654)	$10,442	$108,844	$(26,684)

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2025	268,769	$266	$2,609,433	$(776,566)	$(17,994)	$1,815,139	$—
Issuance of common shares	10,529	11	112,088	—	—	112,099	—
Distributions declared	—	—	—	(40,738)	—	(40,738)	(3)
Redemption of common shares	(5,067)	(6)	(61,514)	—	—	(61,520)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(1,221)	—	—	(1,221)	—
Offering costs	—	—	(2,385)	—	—	(2,385)	—
Net income (loss)	—	—	—	115,256	—	115,256	3
Foreign currency translation adjustment	—	—	—	—	11,290	11,290	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	3,845	3,845	—
Balance as of March 31, 2025	274,231	$271	$2,656,401	$(702,048)	$(2,859)	$1,951,765	$—
Issuance of common shares	13,836	14	136,197	—	—	136,211	—
Distributions declared	—	—	—	(41,834)	—	(41,834)	(26)
Redemption of common shares	(6,574)	(5)	(60,544)	—	—	(60,549)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(1,876)	—	—	(1,876)	—
Offering costs	—	—	(1,350)	—	—	(1,350)	—
Net income (loss)	—	—	—	(26,284)	—	(26,284)	26
Foreign currency translation adjustment	—	—	—	—	25,391	25,391	—
Balance as of June 30, 2025	281,493	$280	$2,728,828	$(770,166)	$22,532	$1,981,474	$—
Issuance of common shares	14,034	14	130,398	—	—	130,412	—
Distributions declared	—	—	—	(43,070)	—	(43,070)	(259)
Redemption of common shares	(5,730)	(7)	(57,350)	—	—	(57,357)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(1,836)	—	—	(1,836)	—
Offering costs	—	—	(1,993)	—	—	(1,993)	—
Net income (loss)	—	—	—	(20,407)	—	(20,407)	259
Foreign currency translation adjustment	—	—	—	—	(247)	(247)	—
Balance as of September 30, 2025	289,797	$287	$2,798,047	$(833,643)	$22,285	$1,986,976	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2024	261,006	$259	$2,542,008	$(573,316)	$(3,222)	$1,965,729	$—
Issuance of common shares	6,844	7	69,368	—	—	69,375	—
Distributions declared	—	—	—	(38,541)	—	(38,541)	(3)
Redemption of common shares	(6,782)	(7)	(72,524)	—	—	(72,531)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(247)	—	—	(247)	—
Offering costs	—	—	(1,741)	—	—	(1,741)	—
Net income (loss)	—	—	—	(15,756)	—	(15,756)	3
Foreign currency translation adjustment	—	—	—	—	(5,208)	(5,208)	—
Balance as of March 31, 2024	261,068	$259	$2,536,864	$(627,613)	$(8,430)	$1,901,080	$—
Issuance of common shares	8,108	5	81,820	—	—	81,825	—
Distributions declared	—	—	—	(38,784)	—	(38,784)	(26)
Redemption of common shares	(7,064)	(5)	(72,877)	—	—	(72,882)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(495)	—	—	(495)	—
Offering costs	—	—	(2,414)	—	—	(2,414)	—
Net income (loss)	—	—	—	(14,891)	—	(14,891)	26
Foreign currency translation adjustment	—	—	—	—	(1,271)	(1,271)	—
Balance as of June 30, 2024	262,112	$259	$2,542,898	$(681,288)	$(9,701)	$1,852,168	$—
Issuance of common shares	6,766	10	68,158	—	—	68,168	—
Distributions declared	—	—	—	(38,998)	—	(38,998)	(3)
Redemption of common shares	(5,929)	(8)	(49,120)	—	—	(49,128)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(208)	—	—	(208)	—
Offering costs	—	—	(2,193)	—	—	(2,193)	—
Net income (loss)	—	—	—	(5,198)	—	(5,198)	3
Foreign currency translation adjustment	—	—	—	—	15,640	15,640	—
Balance as of September 30, 2024	262,949	$261	$2,559,535	$(725,484)	$5,939	$1,840,251	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$68,853	$(35,813)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	107,095	106,056
Gain on sale of real estate	(149,639)	—
Foreign currency (gains) losses	(10,878)	1,270
(Gain) loss on derivative instruments	45	(2,094)
(Gain) loss on investments in real estate-related securities	37	(17,136)
Changes in assets and liabilities:
Change in other assets	(3,804)	(3,426)
Change in tenant and other receivables	16,871	(11,773)
Change in deferred leasing costs	(32,840)	(6,940)
Change in accounts payable and accrued expenses	39,793	3,700
Change in other liabilities	(1,502)	6,835
Change in due to affiliates	14,097	889
Net cash from (used in) operating activities	48,128	41,568
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(969,874)	(175,668)
Capital expenditures at operating properties	(64,662)	(50,590)
Proceeds from sale of real estate	183,453	—
Purchases of real estate-related securities	(67,446)	(81,919)
Proceeds from settlement of real estate-related securities	46,471	67,846
Proceeds from settlement of interest rate contracts	20,084	32,892
Payments related to interest rate contracts	(13,981)	(17,510)
Other investing activities	—	(9,820)
Net cash from (used in) investing activities	(865,955)	(234,769)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	311,702	157,073
Redemption of common shares	(177,998)	(198,361)
Payment of offering costs	(5,683)	(5,339)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(7,140)	(7,918)
Distributions paid to stockholders and noncontrolling interests	(57,952)	(54,012)
Proceeds from financing obligations	559,629	209,711
Payments on financing obligations	(1,398)	(916)
Proceeds from notes payable	1,711,824	579,838
Payments on notes payable	(1,248,490)	(459,886)
Change in security deposit liability	641	173
Deferred financing costs paid	(19,256)	(3,183)
Net cash from (used in) financing activities	1,065,879	217,180
Effect of exchange rate changes on cash, restricted cash and cash equivalents	28,659	(417)
Net change in cash, restricted cash and cash equivalents	276,711	23,562
Cash, restricted cash and cash equivalents, beginning of period	141,196	113,773
Cash, restricted cash and cash equivalents, end of period	$417,907	$137,335

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2025 and 2024

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of September 30, 2025 and December 31, 2024, and the results of operations, the changes in stockholders’ equity and cash flows for the three and nine months ended September 30, 2025 and 2024 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024.

Hines Global Income Trust, Inc. (the “Company” or “Hines Global”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 68 years. The Company is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through HGIT Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of September 30, 2025 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

Hines Global raises capital for its investments through continuous public offerings of its common stock (the “Public Offerings”). Hines Global commenced its initial public offering of up to $2.5 billion in shares of its common stock in August 2014 and launched its most recent public offering, its fourth public offering of up to $2.5 billion in shares of common stock, on February 4, 2025. It intends to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, Hines Global intends to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. As of September 30, 2025, Hines Global had received aggregate gross offering proceeds of approximately $3.9 billion from the sale of 373.2 million shares through the Public Offerings, including shares issued pursuant to its distribution reinvestment plan. As of September 30, 2025, the Company owned direct real estate investments in 52 properties totaling 23.4 million square feet that were 96% leased.

In addition to its Public Offerings, Hines Global, through its Operating Partnership, has a program to raise up to $3.0 billion of capital through private placement offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of September 30, 2025, Hines Global held nine properties through the DST Program and has raised net offering proceeds of $1.1 billion through the DST Program. See “Note 4 — DST Program” for additional information.

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

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in other income and expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Gain (Loss) on Investments in Real Estate-Related Securities
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Unrealized gain (loss)	$4,766	$16,733	$201	$14,535
Realized gain (loss)	464	1,978	(238)	2,601
Total gain (loss) on real estate-related securities	$5,230	$18,711	$(37)	$17,136

Tenant and Other Receivables

Tenant and other receivables consists primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost. As of September 30, 2025 and December 31, 2024, the Company had receivables related to base rents and tenant reimbursements of $8.0 million and $6.9 million, respectively. Straight-line rent receivables were $62.0 million and $46.6 million as of September 30, 2025 and December 31, 2024, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical collection levels and current economic trends. The uncollectible portion of the portfolio is recorded as an adjustment to rental revenues.

Other Assets

Other assets included the following (in thousands):

	September 30, 2025		December 31, 2024
Prepaid insurance	$2,489		$1,438
Prepaid property taxes	3,994		4,936
Deferred tax assets (1)	24,083		18,404
Operating lease right-of-use assets, net	26,983		9,758
Other	10,124	(2)	23,444	(3)
Other assets	$67,673		$57,980
(1)Includes the effects of a valuation allowance of $16.7 million and $13.1 million as of September 30, 2025 and December 31, 2024, respectively.
(2)Includes $6.0 million related to a deposit on the forward purchase of a third building at the Tortona Logistics property.
(3)As of December 31, 2024, this included $16.2 million of costs incurred related to the sale of Maintal Logistics, which closed in February 2025, and $4.4 million related to a deposit on the forward purchase of a third building at the Tortona Logistics property.

Lessee Accounting

The Company has ground lease agreements in which it is the lessee for land at certain of its investment properties. As of September 30, 2025, four of such agreements were accounted for as operating leases and one such agreement was accounted for as a financing lease. As of September 30, 2025, the weighted average remaining lease term of the Company’s operating leases and financing leases was 121 years and 116 years, respectively.

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

The table below provide additional information regarding the Company’s ground leases:

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets, net of accumulated amortization (1)	$26,983	$9,758
Operating lease liabilities (2)	$20,890	$7,349

Financing lease right-of-use assets, net of accumulated amortization (3)	$15,380	$15,479
Financing lease liabilities (4)	$17,512	$17,475

(1)Recorded to other assets in the Company’s condensed consolidated balance sheets
(2)Recorded to other liabilities in the Company’s condensed consolidated balance sheets
(3)Recorded to financing lease right-of-use asset, net, in the Company’s condensed consolidated balance sheets
(4)Recorded to financing lease liability in the Company’s condensed consolidated balance sheets

The following table details the costs associated with the Company’s operating and financing leases (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease costs	$574	$43	$896	$86
Financing lease costs
Amortization of financing lease assets	$33	$33	$99	$99
Interest expense on lease liabilities	147	147	441	440
Total lease costs	$754	$223	$1,436	$625

The tables below provide additional information regarding the Company’s lease liabilities for the period from October 1, 2025 through December 31, 2025 and for each of the years ending December 31, 2026 through December 31, 2030 and for the period thereafter (in thousands):

	Lease Payments
	Operating Leases	Financing Leases
October 1, 2025 through December 31, 2025	$287	$135
2026	1,247	540
2027	1,247	540
2028	1,250	540
2029	1,251	540
2030	1,251	540
Thereafter	143,047	68,731
Total	$149,580	$71,566

Ground Lease Liability	$20,890	$17,512
Undiscounted Excess Amount	$128,690	$54,054

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

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Buildings and improvements (1)	$3,757,288	$2,900,228
Less: accumulated depreciation	(330,950)	(264,990)
Buildings and improvements, net	3,426,338	2,635,238
Land	993,463	840,060
Investment property, net	$4,419,801	$3,475,298
(1)Included in buildings and improvements was approximately $75.7 million and $67.4 million of construction-in-progress as of September 30, 2025 and December 31, 2024, respectively, primarily related to the Company’s development projects at two of its central European industrial properties, one of which was placed into service in 2025, as well as its redevelopment project at Madrid Airport Complex.

Recent Acquisitions of Investment Property

During the nine months ended September 30, 2025, the Company acquired eight assets for an aggregate net purchase price of $985.0 million exclusive of transaction costs and working capital reserves. The net purchase prices for these acquisitions were allocated as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Out-of-Market Lease Intangibles, Net	Right of Use Asset, Net	Total
Junction 27	3/18/2025	$53,747	$11,571	$9,866	$—	$—	$75,184
1-85 Logistics Center	5/5/2025	$33,212	$2,508	$4,993	$—	$—	$40,713
Georgia International Trade Center	5/6/2025	$161,107	$14,505	$28,665	$(9,624)	$—	$194,653
Upton Crossing	5/6/2025	$48,940	$13,858	$10,274	$—	$—	$73,072
The Peel Centre	6/13/2025	$55,879	$—	$8,845	$(514)	$3,809	$68,019
Montrose Collective	7/9/2025	$94,432	$12,371	$35,426	$(4,559)	$—	$137,670
Runway - Retail	9/25/2025	$104,506	$31,933	$31,438	$(1,460)	$—	$166,417
Runway - Living	9/25/2025	$202,841	$50,180	$8,168	$—	$—	$261,189

Recent Dispositions of Investment Property
During the nine months ended September 30, 2025, the Company sold Maintal Logistics for a contract price of €191.5 million (approximately $198.5 million, assuming a rate of $1.04 per EUR as of the disposition date) exclusive of transaction costs and closing prorations. The purchaser is not affiliated with the Company or its affiliates.

As of September 30, 2025, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$518,627	$28,002	$(95,780)
Less: accumulated amortization	(185,246)	(10,948)	27,615
Net	$333,381	$17,054	$(68,165)

As of December 31, 2024, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$414,148	$25,970	$(84,834)
Less: accumulated amortization	(179,823)	(9,548)	30,721
Net	$234,325	$16,422	$(54,113)

Amortization expense of in-place leases was $14.1 million and $14.2 million for the three months ended September 30, 2025 and 2024, respectively, which was recorded to depreciation and amortization on the condensed consolidated statements of operations and comprehensive income (loss). Net amortization of out-of-market leases resulted in an increase to rental revenue of $1.0 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively.

Amortization expense of in-place leases was $41.1 million and $45.4 million for the nine months ended September 30, 2025 and 2024, respectively, which was recorded to depreciation and amortization on the condensed consolidated statements of operations and comprehensive income (loss). Net amortization of out-of-market leases resulted in an increase to rental revenue of $3.2 million and $4.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from October 1, 2025 through December 31, 2025 and for each of the years ending December 31, 2026 through December 31, 2030 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
October 1, 2025 through December 31, 2025	$22,209	$(1,069)
2026	$64,550	$(3,496)
2027	$51,868	$(3,080)
2028	$45,177	$(3,134)
2029	$32,006	$(3,322)
2030	$26,343	$(2,984)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the three and nine months ended September 30, 2025 were $14.6 million and $39.3 million, respectively, and for the three and nine months ended September 30, 2024 were $11.5 million and $34.2 million, respectively, which are included in rental revenue on the condensed consolidated statements of operations and comprehensive income (loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of September 30, 2025, the approximate fixed future minimum rentals for the period from October 1, 2025 through December 31, 2025, for each of the years ending December 31, 2026 through 2030 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
October 1, 2025 through December 31, 2025	$63,410
2026	251,445
2027	241,897
2028	224,667
2029	187,572
2030	158,970
Thereafter	743,632
Total	$1,871,593

During the nine months ended September 30, 2025 and 2024, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties, multifamily properties and self-storage properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

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

As of September 30, 2025, the Company held nine properties through the DST Program. The Company raised net offering proceeds of $1.1 billion from inception of the program in September 2022 through September 30, 2025.

5. DEBT FINANCING

As of September 30, 2025 and December 31, 2024, the Company had approximately $2.2 billion and $1.6 billion of debt outstanding, respectively, with a weighted average years to maturity of 2.1 years and 1.8 years, respectively, and a weighted average interest rate of 4.15% and 4.03%, respectively. The following table describes the Company’s debt outstanding at September 30, 2025 and December 31, 2024 (in thousands, except interest rates):

Description	Maturity Date	Maximum Capacity in Functional Currency	Weighted Average Effective Interest Rate as of September 30, 2025		Principal Outstanding at September 30, 2025	Principal Outstanding at December 31, 2024
Fixed Rate Loans
Seller-financed debt	7/1/2034	N/A	1.55%		$6,371	$6,212
Private placement note issuances	7/2/2029	N/A	5.15%		419,004	163,548
Total fixed rate loans					$425,375	$169,760
Variable Rate Loans
Floating rate secured mortgage debt	6/2026-12/2029	N/A	3.47%	(1)	$687,666	$591,139
JPMorgan Chase Credit Facility - Revolver	3/12/2028	$650,000	5.66%		349,000	160,000
JPMorgan Chase Credit Facility - Term Loan(s)	3/12/2028	$700,000	3.50%	(2)	700,000	703,667
Total variable rate loans					$1,736,666	$1,454,806
Total Notes Payable					$2,162,041	$1,624,566
Total Principal Outstanding					$2,162,041	$1,624,566
Unamortized financing fees (3)					(15,239)	(6,968)
Total					$2,146,802	$1,617,598
(1)As of September 30, 2025, the effective interest rates on our floating rate mortgage debt ranged from 1.75% to 5.86%. The amount of principal outstanding as of September 30, 2025 includes $609.0 million that has been effectively fixed for the full term of the facilities by effective interest rate cap agreements or interest rate swap agreements as economic hedges against the variability of future interest rates on the borrowing.
(2)As of September 30, 2025, the effective interest rates related to these loans were effectively capped as a result of the Company entering into interest rate cap agreements as economic hedges against the variability of the future interest rate on the borrowings.
(3)Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $22.1 million and $7.6 million as of September 30, 2025 and December 31, 2024, respectively. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. Amortization of deferred financing costs were $3.3 million and $6.8 million for the three and nine months ended September 30, 2025, and were $1.6 million and $3.7 million for the three and nine months ended September 30, 2024, which is recorded to interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).
In September 2025, the Company and the Operating Partnership entered into a note purchase agreement pursuant to which the Operating Partnership agreed to issue and sell $100.0 million of Series C senior notes and €125.0 million of Series D/E senior notes (collectively, the “Notes”) to certain institutional investors for cash in a transaction exempt from registration with the SEC pursuant to Section 4(a)(2) of the Securities Act (the “Private Placement Issuance”). The Notes have terms of either five or seven years. Interest on borrowings under the Private Placement Issuance will be payable semi-annually at fixed rates between 4.06% and 5.17%. The Company is acting as guarantor with respect to the payment of principal and interest on the Notes, and any other amounts owed under the Notes.

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of September 30, 2025 or the date of this report.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from October 1, 2025 through December 31, 2025, for each of the years ending December 31, 2026 through December 31, 2029 and for the period thereafter (in thousands).

	Payments Due by Year
	October 1, 2025 through December 31, 2025	2026	2027	2028	2029	Thereafter
Principal payments	$28,471	$142,850	$412,995	$1,091,351	$236,169	$250,205

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

The table below provides additional information regarding the Company's derivative instruments as well as their location and fair value on our condensed consolidated balance sheets (in thousands, except number of contracts):

			Fair Value
			Derivative Instruments
Type	Number of Contracts	Notional Amount	Assets	Liabilities
As of September 30, 2025
Interest rate contracts	23	$1,356,709	$13,786	$—
Total derivative instruments	23	$1,356,709	$13,786	$—

As of December 31, 2024
Interest rate contracts	19	$1,200,898	$19,041	$—
Total derivative instruments	19	$1,200,898	$19,041	$—

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Gain (Loss) on Derivative Instruments
	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Derivatives not designated as hedging instruments:
Interest rate contracts	$1,762	$(4,658)	$(45)	$2,094
Total gain (loss) on derivatives	$1,762	$(4,658)	$(45)	$2,094

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

Common Stock

As of September 30, 2025 and December 31, 2024, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	September 30, 2025			December 31, 2024
	Shares Authorized	Shares Issued and Outstanding		Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	31,101		40,000	32,341
Class TX common stock, $0.001 par value per share	40,000	—	(1)	40,000	—
Class IX common stock, $0.001 par value per share	10,000	—	(1)	10,000	—
Class JX common stock, $0.001 par value per share	10,000	81		10,000	79
Class T common stock, $0.001 par value per share	350,000	32,367		350,000	40,550
Class S common stock, $0.001 par value per share	350,000	36,177		350,000	31,676
Class D common stock, $0.001 par value per share	350,000	37,975		350,000	36,249
Class I common stock, $0.001 par value per share	350,000	152,095		350,000	127,874
(1)All remaining Class TX and IX shares previously issued and outstanding have been converted to Class AX and JX shares, respectively, in accordance with the Company’s charter.

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the nine months ended September 30, 2025 and 2024 (in thousands).

	Class AX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	32,341	$32	79	$—	40,550	$41	31,676	$33	36,249	$34	127,874	$126	268,769	$266
Issuance of common shares	140	—	1	—	896	1	753	1	1,141	1	7,598	8	10,529	11
Conversion of common shares (1)	—	—	—	—	(2,939)	(3)	—	—	—	—	2,939	3	—	—
Redemption of common shares	(599)	(1)	—	—	(1,123)	(1)	—	—	(779)	(1)	(2,566)	(3)	(5,067)	(6)
Balance as of March 31, 2025	31,882	$31	80	$—	37,384	$38	32,429	$34	36,611	$34	135,845	$134	274,231	$271
Issuance of common shares	233	1	—	—	664	1	2,262	2	1,250	1	9,427	9	13,836	14
Conversion of common shares (1)	—	—	—	—	(2,697)	(3)	—	—	—	—	2,697	3	—	—
Redemption of common shares	(621)	—	—	—	(808)	(1)	(744)	(1)	(578)	—	(3,823)	(3)	(6,574)	(5)
Balance as of June 30, 2025	31,494	$32	80	$—	34,543	$35	33,947	$35	37,283	$35	144,146	$143	281,493	$280
Issuance of common shares	225	—	1	—	606	1	2,962	3	1,365	1	8,875	9	14,034	14
Conversions of common shares (1)	—	—	—	—	(1,955)	(2)	—	—	—	—	1,955	2	—	—
Redemption of common shares	(617)	(1)	—	—	(827)	(2)	(732)	(1)	(673)	—	(2,881)	(3)	(5,730)	(7)
Balance as of September 30, 2025	31,102	$31	81	$—	32,367	$32	36,177	$37	37,975	$36	152,095	$151	289,797	$287

	Class AX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	34,153	$34	76	$—	60,538	$61	28,962	$30	35,492	$34	101,785	$100	261,006	$259
Issuance of common shares	246	—	1	—	843	1	1,029	1	946	1	3,779	4	6,844	7
Conversion of common shares (1)	—	—	—	—	(5,288)	(5)	—	—	—	—	5,288	5	—	—
Redemption of common shares	(692)	(1)	—	—	(1,432)	(1)	(700)	(1)	(706)	(1)	(3,252)	(3)	(6,782)	(7)
Balance as of March 31, 2024	33,707	$33	77	$—	54,661	$56	29,291	$30	35,732	$34	107,600	$106	261,068	$259
Issuance of common shares	215	—	—	—	943	1	1,337	1	819	2	4,794	1	8,108	5
Conversion of common shares (1)	—	—	—	—	(4,640)	(5)	—	—	—	—	4,640	5	—	—
Redemption of common shares	(880)	(1)	—	—	(1,093)	(2)	(1,042)	(1)	(716)	(1)	(3,333)	—	(7,064)	(5)
Balance as of June 30, 2024	33,042	$32	77	$—	49,871	$50	29,586	$30	35,835	$35	113,701	$112	262,112	$259
Issuance of common shares	232	2	1	—	912	1	1,048	2	617	1	3,956	4	$6,766	10
Conversions of common shares (1)	—	—	—	—	(4,829)	(5)	—	—	—	—	4,829	5	—	—
Redemption of common shares	(571)	(1)	—	—	(1,303)	(1)	(723)	(1)	(690)	(2)	(2,642)	(3)	(5,929)	(8)
Balance as of September 30, 2024	32,703	$33	78	$—	44,651	$45	29,911	$31	35,762	$34	119,844	$118	262,949	$261
(1)The Company will cease paying distribution and stockholder servicing fees with respect to certain share classes when the total of such fees reach certain thresholds. Once these respective thresholds are reached, Class T, S and D shares are converted into Class I shares.

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2023 through October 2025 at a gross distribution rate of $0.05208 per month for each share class (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees.

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

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2025
September 30, 2025	$19,986	$23,084	$43,070
June 30, 2025	19,354	22,480	41,834
March 31, 2025	18,874	21,864	40,738
Total	$58,214	$67,428	$125,642
2024
December 31, 2024	$18,395	$21,380	$39,775
September 30, 2024	18,011	20,987	38,998
June 30, 2024	18,021	20,763	38,784
March 31, 2024	17,995	20,547	38,542
Total	$72,422	$83,677	$156,099

The table below outlines the net distributions declared for each class of shares for the three and nine months ended September 30, 2025 and 2024, respectively. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors, less any applicable ongoing distribution and stockholder servicing fees, which is more fully described in Note 8 — Related Party Transactions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Distributions declared per Class AX share, net	$0.16	$0.16	$0.47	$0.47
Distributions declared per Class JX share, net	$0.16	$0.16	$0.47	$0.47
Distributions declared per Class T share, net	$0.13	$0.13	$0.39	$0.39
Distributions declared per Class S share, net	$0.13	$0.13	$0.40	$0.40
Distributions declared per Class D share, net	$0.15	$0.15	$0.45	$0.45
Distributions declared per Class I share, net	$0.16	$0.16	$0.47	$0.47

8. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and Hines Private Wealth Solutions LLC. (the "Dealer Manager"), Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid as of
Type and Recipient	2025	2024	2025	2024	September 30, 2025		December 31, 2024
Selling Commissions- Dealer Manager (1)	$505	$370	$1,574	$1,218	$—		$—
Dealer Manager Fee- Dealer Manager (1)	19	31	72	86	—		—
Distribution & Stockholder Servicing Fees- Dealer Manager (1)	1,312	(193)	3,288	(354)	49,305		51,551
Organization and Offering Costs- the Advisor	1,993	2,193	5,728	6,348	950		905
Asset Management Fees- the Advisor (2)	10,735	8,694	28,740	25,391	3,866		1,911
Other- the Advisor (3)	2,778	2,936	7,852	6,057	898		2,210
Performance Participation Allocation- the Advisor (4)	4,997	—	17,697	—	17,697		—
Property Management Fees- Hines and its affiliates	2,025	1,861	5,962	5,468	682		383
Development and Construction Management Fees- Hines and its affiliates (5)	659	840	2,026	2,969	306		230
Leasing Fees- Hines and its affiliates (6)	50	168	1,916	719	1,555		606
Expense Reimbursement- Hines and its affiliates (with respect to management and operations of the Company's properties) (7)	7,336	4,263	19,062	12,448	(5,031)	(8)	(2,763)	(8)
Total	$32,409	$21,163	$93,917	$60,350	$70,228		$55,033
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
(4)Through its ownership of the special limited partner interest in the Operating Partnership, the Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return. Total return is defined as distributions paid or accrued plus the change in net asset value of the Company’s shares of common stock for the applicable period. This performance participation allocation is subject to the Company earning a 5% total return annually (as defined above), after considering the effect of any losses carried forward from the prior period (as defined in the Operating Partnership’s agreement of limited partnership (the “Operating Partnership Agreement”). The performance participation allocation accrues monthly and is payable after the completion of each calendar year.

(5)Development and construction management fees are included in the total project costs of the respective properties and are capitalized in construction in progress, which is included in investment property, net, on the Company’s condensed consolidated balance sheets.
(6)Leasing fees are capitalized in deferred leasing costs, net, on the Company’s condensed consolidated balance sheets and amortized over the life of the lease.
(7)Includes amounts with respect to the management and operation of the Company’s properties, such as allocated rent paid to affiliates of our Advisor, equipment, utilities, insurance, travel and entertainment. These amounts are generally reimbursed to Hines and its affiliates during the month following the period in which they are incurred. Reimbursement of third party costs are not included in the incurred amounts.
(8)As of September 30, 2025 and December 31, 2024, the balance included $4.5 million and $5.1 million, respectively, in receivables related to rents collected by the Hines-affiliated property managers at the international student housing properties and UK industrial properties, which were being held in the property manager controlled bank accounts.

DST Program Fees

In connection with the DST Program described in Note 4 – DST Program, Hines Real Estate Exchange LLC (“HREX”), a wholly-owned subsidiary of the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placement. As compensation for conducting these private placements, HREX will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and O&O fees of up to 5.0%, 1.0% and 1.25%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. In addition, with respect to Class S DST interests, HREX will pay the Dealer Manager ongoing fees in amounts up to 0.25% of the equity investment per year. All of these fees are funded by the private investors in the DST Program at the time of their investment or through deductions from distributions paid to such investors. The Dealer Manager may re-allow such commissions, ongoing fees and a portion of such dealer manager fees to participating broker dealers. These fees totaled $6.3 million and $20.9 million for the three and nine months ended  September 30, 2025, respectively, and $3.6 million and $8.8 million for the three and nine months ended September 30, 2024, respectively.

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

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025	Investments in real estate-related securities	$175,059	$175,059	$—	$—
December 31, 2024	Investments in real estate-related securities	$164,590	$164,590	$—	$—

Financial Instruments Fair Value Disclosures

The Company’s notes payable had book values of $2.2 billion and $1.6 billion as of September 30, 2025 and December 31, 2024, respectively. The Company believes the fair values of its notes payable approximate the book values. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Office investments	$19,477	$21,334	$61,062	$64,357
Industrial investments	32,846	24,119	86,881	70,892
Residential/Living investments	28,764	24,361	89,242	72,948
Retail investments	16,395	9,186	36,627	26,904
Other investments	9,094	7,815	27,513	23,410
Total revenues	$106,576	$86,815	$301,325	$258,511

For the three and nine months ended September 30, 2025 and 2024, the Company’s total revenues were attributable to the following countries:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Total revenues
United States	75%		77%		76%		77%
The Netherlands	10%		11%		10%		10%
United Kingdom	9%		7%		8%		8%
Poland	2%		2%		2%		2%
Italy	2%		—%	*	2%		—%	*
Czech Republic	1%		1%		1%		1%
Ireland	1%		1%		1%		1%
Germany	—%	*	1%		—%	*	1%	*
Spain	—%	*	—%	*	—%	*	—%	*

* Amount is less than 1%

The CODM is regularly provided Property operating expenses, as disclosed in the Company’s consolidated statements of operations and comprehensive income (loss), for review in evaluating the expenses of Company’s operating segments. Property operating expenses include the ongoing costs of maintaining our properties. These essential, routine expenses are necessary to ensure the property remains functional and in good condition. Examples of property operating expenses include property taxes, property management fees, insurance, utilities, repairs and maintenance, legal and professional fees, salaries and wages of property management personnel, advertising costs and other miscellaneous services and costs.

For the three and nine months ended September 30, 2025 and 2024, the Company’s property revenues in excess of property operating expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues in excess of property operating expenses
Office investments	$12,620	$14,535	$41,140	$43,916
Industrial investments	22,144	14,884	57,033	43,397
Residential/Living investments	13,909	12,612	46,408	39,317
Retail investments	10,269	5,838	23,535	16,647
Other investments	6,270	5,441	19,458	16,634
Total revenues in excess of property operating expenses	$65,212	$53,310	$187,574	$159,911

As of September 30, 2025 and December 31, 2024, the Company’s total assets by segment were as follows (in thousands):

	September 30, 2025	December 31, 2024
Assets
Office investments	$728,956	$719,110
Industrial investments	1,584,137	1,231,874
Residential/Living investments	1,574,298	1,292,085
Retail investments	826,177	360,989
Other investments	417,845	414,379
Corporate-level accounts	508,313	257,500
Total assets	$5,639,726	$4,275,937

As of September 30, 2025 and December 31, 2024, the Company’s total assets were attributable to the following countries:

	September 30, 2025	December 31, 2024
Total assets
United States	77%	75%
United Kingdom	9%	8%
The Netherlands	7%	8%
Italy	2%	3%
Spain	2%	2%
Poland	1%	1%
Czech Republic	1%	1%
Ireland	1%	1%
Germany	—%	1%

For the three and nine months ended September 30, 2025 and 2024 the Company’s reconciliation of the Company’s property revenue in excess of property operating expenses is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation to revenues in excess of property operating expenses
Net income (loss)	$(20,148)	$(5,195)	$68,853	$(35,813)
Depreciation and amortization	37,892	32,670	107,341	100,170
Asset management fees	10,735	8,694	28,740	25,391
Performance participation allocation	4,997	—	17,697	—
General and administrative expenses	2,232	2,414	5,609	6,948
(Gain) loss on derivative instruments	(1,762)	4,658	45	(2,094)
(Gain) loss on investments in real estate-related securities	(5,230)	(18,711)	37	(17,136)
(Gain) loss on sale of real estate	—	—	(149,639)	—
Foreign currency (gains) losses	878	1,396	(10,878)	1,270
Interest expense	39,739	34,699	110,172	96,134
Other income and expenses	(4,550)	(7,066)	(15,051)	(16,318)
(Benefit) provision for income taxes	429	(249)	1,315	1,359
Provision for income taxes related to sale of real estate	—	—	23,333	—
Total revenues in excess of property operating expenses	$65,212	$53,310	$187,574	$159,911

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$95,028	$84,696
Cash paid for income taxes	$1,551	$2,555
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$14,469	$13,038
Distributions reinvested	$67,157	$62,107
Shares tendered for redemption	$18,242	$12,210
Non-cash net liabilities (assets) assumed	$3,477	$1,471
Offering costs payable to the Advisor	$5,728	$6,348
Distribution and stockholder servicing fees payable to the Dealer Manager	$3,286	$(354)
Accrued capital additions	$10,918	$8,977

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

13. SUBSEQUENT EVENTS

Worship Square
In October 2025, the Company entered into a purchase and sale agreement to purchase Worship Square, an office property located in London, England. The property is comprised of approximately 139,639 square feet of net rentable area that is currently 97% leased. The contract purchase price for Worship Square is expected to be approximately £177.5 million, exclusive of transaction costs and closing prorations. The Company expects the closing of this acquisition to occur in November 2025, subject to a number of closing conditions. However, the Company can provide no assurance that this acquisition will close on the expected timeline or at all. The seller is not affiliated with the Company or its affiliates.

Clay Terrace
In October 2025, the Company entered into a purchase and sale agreement to purchase Clay Terrace, a retail property located in Carmel, Indiana. The property is comprised of approximately 493,423 square feet of net rentable area that is currently 94.5% leased. The contract purchase price for Clay Terrace is expected to be approximately $203 million, exclusive of transaction costs and closing prorations. The Company expects the closing of this acquisition to occur in December 2025, subject to a number of closing conditions. However, the Company can provide no assurance that this acquisition will close on the expected timeline or at all. The seller is not affiliated with the Company or its affiliates.

Left Bank Acquisition
In November 2025, the Company acquired Left Bank, a multifamily property located in Chicago, Illinois. The property is comprised of approximately 345,320 square feet of net rentable area that is currently 94% leased. The contract purchase price of Left Bank was approximately $151.0 million exclusive of transaction costs and closing prorations. The seller is not affiliated with the Company or its affiliates.

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

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

—	Risks associated with adverse changes in general economic or local market conditions, including the impact of tariffs, inflation, higher interest rates, a shutdown of the U.S. federal government, and the conflicts in Ukraine and the Middle East, which may adversely affect the markets in which we and our tenants operate;

—	Whether we will be successful in raising substantial additional capital, and whether we will have the opportunity to invest offering and distribution reinvestment plan proceeds to acquire properties or other investments rather than using such proceeds to redeem shares or for other purposes, and if proceeds are available for investment, our ability to make such investments in a timely manner and at appropriate amounts that provide acceptable returns;

—	Competition for tenants and real estate investment opportunities, including competition with other programs sponsored by or affiliated with Hines Interests Limited Partnership (“Hines”);

—	Our reliance on our Advisor, Hines and affiliates of Hines for our day-to-day operations and the selection of real estate investments, and our Advisor’s ability to attract and retain high-quality personnel who can provide service at a level acceptable to us;

—	Our ability to complete acquisitions of properties under contract;

—	Risks associated with conflicts of interests that result from our relationship with our Advisor and Hines, as well as conflicts of interests certain of our officers and directors face relating to the positions they hold with other entities;

—	The potential need to fund tenant improvements, lease-up costs or other capital expenditures, as well as increases in property expenses and costs of compliance with environmental matters or discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

—	The availability and timing of distributions we may pay is uncertain and cannot be assured;

—	Our distributions have been paid using cash flows from financing activities, including proceeds from our public offerings, as well as cash from the waiver of fees by our Advisor, and some or all of the distributions we pay in the future may be paid from similar sources or sources such as cash advances by our Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from our public offerings. When we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced;

—	Risks associated with debt, our ability to secure financing and our ability to comply with covenants in our debt agreements;

—	Catastrophic events, such as hurricanes, earthquakes, fires, tornadoes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

—	The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments;

—	Changes in governmental, tax, real estate and zoning laws and regulations and the related costs of compliance and increases in our administrative operating expenses, including expenses associated with operating as a public company;

—	International investment risks, including the burden of complying with a wide variety of foreign laws and the uncertainty of such laws, the tax treatment of transaction structures, political and economic instability, foreign currency fluctuations, and inflation and governmental measures to curb inflation may adversely affect our operations and our ability to make distributions;

—	The lack of liquidity associated with our assets; and

—	Our ability to continue to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

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

We raise capital for our investments through continuous public offerings of our common stock (collectively, the “Public Offerings”). We commenced our initial public offering of up to $2.5 billion in shares of our common stock in August 2014 and launched our most recent public offering, our fourth public offering of up to $2.5 billion in shares of common stock, on February 4, 2025. It is our intention to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we intend to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. As of September 30, 2025, we had received aggregate gross offering proceeds of $3.9 billion from the sale of 373.2 million shares through our Public Offerings, including shares issued pursuant to our distribution reinvestment plan.

In addition to our Public Offerings, through our Operating Partnership, we have a program to raise up to $3.0 billion of capital through private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of September 30, 2025, we held nine properties through the DST Program, and have raised net offering proceeds of $1.1 billion through the DST Program offerings.

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of September 30, 2025, we owned direct real estate investments in 52 properties totaling 23.4 million square feet that were 96% leased.

Summary of 2025 Activities

Presented below are highlights of our activities during the nine months ended September 30, 2025:
Capital Raising and Performance
•We raised $378.9 million of gross proceeds from the sale of common stock through our public offerings, including shares issued pursuant to our distribution reinvestment plan. Additionally, we raised net offering proceeds of $559.6 million through the DST program.
•We declared distributions of $125.6 million. Our gross annualized distribution rate has remained at $0.625 per share since January 2019.
•We redeemed $178.0 million in shares of our common stock pursuant to our share redemption program.
•Recent years have been characterized by muted transaction volumes, challenging macroeconomic conditions and elevated interest rates. Despite this environment, Hines Global maintained its stable annualized distribution rate of $0.625 and had a year-to-date total return of 4.67% for Class I shares for the nine months ended September 30, 2025, and 3.90% for the year ended December 31, 2024. Total return is calculated as the change in our NAV per share during the respective period, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares. Refer to “Performance Summary of Share Classes” below for a more comprehensive summary of the performance of all our share classes.

Investments and Financing Activities
•On March 12, 2025, we entered into a new credit facility with JPMorgan Chase Bank, N.A. (“Chase”), as administrative agent for itself and various lenders named in the credit agreement, which provides for borrowings of up to $700.0 million in term loan commitments and $650.0 million in revolving loan commitments. This new credit facility matures on March 12, 2028, subject to two one-year extension options that we may exercise if we meet certain conditions. Additionally, the new credit facility provides for an increase in the aggregate commitments up to $1.75 billion. The remaining terms of the new credit facility are similar to the prior credit facility, which was retired on that date.
•In September 2025, we entered into a note purchase agreement pursuant to which the Operating Partnership agreed to issue and sell $100.0 million of Series C senior notes and €125.0 million of Series D/E senior notes (collectively, the “Notes”) to certain institutional investors for cash in a transaction exempt from registration with the SEC pursuant to Section 4(a)(2) of the Securities Act (the “Private Placement Issuance”). The Notes mature in either 5 or 7 years and have fixed rates of interest between 4.06% and 5.17%.
•We acquired eight investment properties for an aggregate net purchase price of $985.0 million. See Note 3—Investment Property for additional information regarding this acquisition.

Our Real Estate Portfolio

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of September 30, 2025, we owned interests in 52 real estate investments consisting of 23.4 million square feet of leasable space that was 96% leased. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of September 30, 2025 (“Estimated Values”), which are consistent with the values used to determine our NAV per share on that date.

The following chart depicts the location of our real estate investments as of September 30, 2025. Approximately 73% of our portfolio is located throughout the United States and approximately 27% is located internationally, based on the Estimated Values.

The following table provides additional information regarding each of our properties, including DST properties, and is presented as of September 30, 2025 except as described in the footnotes below.

Property	Location	Date Acquired	Leasable Square Feet		Percent Leased
Office Investments
Cottonwood Corporate Center	Salt Lake City, Utah	7/2016	486,120		94%
1015 Half Street	Washington D.C.	5/2021	403,514		93%
Waypoint	Torrance, California	12/2021	146,478		95%
Liberty Station	San Diego, California	1/2022	187,230		96%
1315 N. North Branch	Chicago, Illinois	2/2022	108,267		70%
200 Park Place (1)	Houston, Texas	7/2022	206,943		100%
IBM 500 Campus	Durham, North Carolina	12/2023	773,885		100%
Total Office			2,312,437		95%

Industrial Investments
Domestic Industrial
Bassett Technology Park	Santa Clara, California	8/2020	419,256		95%
6000 Schertz	Schertz, Texas	12/2020	1,262,294		100%
900 Patrol Road	Jeffersonville, Indiana	5/2021	1,015,740		100%
I-70 Logistics Center	Columbus, Ohio	8/2023	697,829		100%
Upton Crossing	Wilmington, Massachusetts	5/2025	214,680		81%
Georgia International Trade Center (1)	Rincon, Georgia	5/2025	2,234,636		100%
I-85 Logistics Center	Piedmont, South Carolina	5/2025	408,240		100%
Total Domestic Industrial			6,252,675		99%

Central Europe Industrial
Fresh Park Venlo	Venlo, Netherlands	10/2018	3,414,402		92%
ABC Westland	The Hague, Netherlands	5/2019	1,777,133		94%
Gdańsk PL II	Gdańsk, Poland	9/2019	346,996		100%
Łódź Urban Logistics	Łódź, Poland	9/2019	389,229		81%
Madrid Airport Complex	Madrid, Spain	6/2020	—%	(2)	—%	(2)
Eastgate Park	Prague, Czech Republic	10/2021	420,888		98%
Tortona Logistics	Tortona, Italy	12/2024	1,146,066		100%
Total Central Europe Industrial			7,494,714		94%

U.K. Industrial
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	11/2019	145,452		100%
DSG Bristol	Bristol, United Kingdom	11/2019	269,089		100%
Wakefield Logistics	Wakefield, United Kingdom	7/2020	207,115		100%
5100 Cross Point	Coventry, United Kingdom	12/2020	146,652		100%
Central City Coventry	Coventry, United Kingdom	3/2022	399,124		100%
Total U.K. Industrial			1,167,432		100%
Total Industrial			14,914,821		97%

Residential/Living Investments
Domestic Residential/Living
The Alloy (1)	College Park, Maryland	11/2019	230,362		95%
The Emerson (1)	Centreville, Virginia	1/2020	328,341		95%
Center Place	Providence, Rhode Island	12/2021	242,261		96%
Gables Station	Miami, Florida	8/2022	612,527		99%
EMME (1)	Chicago, Illinois	6/2023	134,908		97%
Diridon West (1)	San Jose, California	1/2024	197,774		95%

Property	Location	Date Acquired	Leasable Square Feet	Percent Leased
Duboce Apartments	San Francisco, California	9/2024	70,511	100%
E2 Apartments (1)	Evanston, Illinois	12/2024	304,041	97%
Runway - Residential/Living(4)	Los Angeles, California	9/2025	384,621	100%
Total Domestic Residential/Living			2,505,346	97%

International Residential/Living
Montrose Student Residences	Dublin, Ireland	3/2017	51,649	100%
Queen’s Court Student Residences	Reading, United Kingdom	10/2017	105,895	95%
Glasgow West End	Glasgow, United Kingdom	9/2019	232,428	95%
Total International Residential/Living			389,972	95%
Total Residential/Living			2,895,318	97%

Retail Investments
Domestic Retail
Rookwood (1)	Cincinnati, Ohio	1/2017	594,442	98%
Promenade Shops at Briargate	Colorado Springs, Colorado	9/2019	239,026	99%
Waverly Place	Cary, North Carolina	6/2022	207,799	90%
Montrose Collective(1)	Houston, Texas	7/2025	189,212	99%
Runway - Retail(4)	Los Angeles, California	9/2025	245,651	91%
Total Domestic Retail			1,476,130	96%

International Retail
Junction 27	Leeds, United Kingdom	3/2025	131,145	100%
The Peel Centre	Bracknell, United Kingdom	6/2025	168,342	88%
Total International Retail			299,487	93%
Total Retail			1,775,617	96%

Other Investments
5301 Patrick Henry	Santa Clara, California	2/2021	129,199	100%
Bradley Business Center	Chicago, Illinois	11/2021	467,410	95%
WGN Studios	Chicago, Illinois	11/2021	131,515	100%
Burbank Media Studios (1)	Burbank, California	2/2022	85,285	100%
Wells Fargo Center	Hillsboro, Oregon	4/2022	212,363	100%
Nashville Self Storage Portfolio (3)	Nashville, Tennessee	7/2022	354,537	87%
Sutter Medical Plaza	Sacramento, California	10/2024	143,210	100%
Total Other			1,523,519	95%

Total for All Investments			23,421,712	96%

(1)Held through our DST Program as of September 30, 2025. See Item 1. “Note 4 — DST Program” for additional information.

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

(4)Runway is a mixed-use property comprised of a residential/living property and a retail property.

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
The table below discloses the total returns for the classes of shares that are available for investment:

As of September 30, 2025
Shares Class (1)	YTD	1-Year	3-Year	5-Year	ITD
Class I Shares (2)	4.67%	4.31%	1.82%	6.41%	6.46%
Class D Shares (2)	4.48%	4.05%	1.57%	6.14%	6.19%
Class S Shares (No Sales Load) (3)	4.01%	3.43%	0.96%	5.49%	5.49%
Class S Shares (With Sales Load) (4)	0.33%	(0.16)%	(0.25)%	4.74%	5.01%
Class T Shares (No Sales Load) (3)	3.89%	3.28%	0.80%	5.36%	5.40%
Class T Shares (With Sales Load) (4)	0.22%	(0.31)%	(0.40)%	4.61%	4.92%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment:

As of September 30, 2025
Shares Class (1)	YTD	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	4.67%	4.31%	1.82%	6.41%	7.21%
Class AX Shares (With Sales Load)	N/A	N/A	N/A	N/A	6.11%
Class TX Shares (No Sales Load)	3.89%	3.28%	0.80%	5.36%	6.27%
Class TX Shares (With Sales Load)	N/A	N/A	N/A	N/A	5.67%
Class IX Shares (No Sales Load)	4.48%	4.05%	1.57%	6.14%	6.25%
Class IX Shares (With Sales Load)	N/A	N/A	N/A	N/A	6.14%
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

Interest rates have been elevated in recent years. To reduce our exposure to continued higher interest rates, we use interest rate contracts on our variable-rate debt. Approximately 82% of our total debt outstanding as of September 30, 2025 has fixed interest rates or has been fixed through the use of interest rate caps. Additionally, we have moderated our use of leverage in recent periods compared to our historical averages to further limit our exposure to higher interest rates.

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

Cash flows from operating activities for the nine months ended September 30, 2025 increased by $6.6 million compared to the same period in the prior year. We generally expect cash flows from operating activities to increase as we acquire properties and decrease as sell properties. Additionally, increases in cash flows from operating activities were partially offset during the nine months ended September 30, 2025 due to $17.3 million of additional payments of interest on our financing obligation in connection with our DST Program. We held nine properties through the DST Program as of September 30, 2025, compared to five properties as of September 30, 2024. the net impact of acquiring additional real estate investments in 2024 and 2025 and selling Maintal in 2025.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2025 and the nine months ended September 30, 2024 were primarily due to the following:

Nine months ended September 30, 2025
•Payments of $969.9 million, primarily related to the acquisition of eight properties.
•We received net proceeds of $183.5 million from the sale Maintal Logistics.
•Capital expenditures of approximately $64.7 million at our investment properties.
•Payments of $67.4 million to purchase real estate-related securities. We also received proceeds of $46.5 million from the sale of real estate-related securities.
•Payments of $14.0 million to enter into new interest rate contracts.
•We received payments of $20.1 million from counterparties in relation to our positions in interest rate contracts.

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

Cash Flows from Financing Activities

Our Offerings

We raised gross proceeds of $311.7 million and $157.1 million from our public offerings during the nine months ended September 30, 2025 and 2024, respectively, excluding proceeds from the distribution reinvestment plan. In addition, during the nine months ended September 30, 2025 and 2024, we redeemed $178.0 million and $198.4 million in shares of our common stock pursuant to our share redemption program, respectively.

In addition to the investing activities described previously, we use proceeds from our public offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the nine months ended September 30, 2025 and 2024, we made payments of $7.1 million and $7.9 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our public offerings. The change in these fees is generally attributable to the amount of offering proceeds raised, but is also impacted by variations in the amount of each share class sold during the year.

As of September 30, 2025, we held nine properties through the DST Program, and received net offering proceeds of $559.6 million and $209.7 million related to this program during the nine months ended September 30, 2025 and 2024, respectively.

Distributions

With the authorization of our board of directors, we declared distributions monthly from January 2019 through October 2025 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders during the nine months ended September 30, 2025 and 2024 were $124.5 million and $116.1 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been, and may continue to be, paid at least partially from other sources, such as proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from the sales of assets and proceeds from our debt financings. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the nine months ended September 30, 2025 and September 30, 2024, we funded 8% and 11% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings.

The following table outlines our total distributions declared to stockholders for each of the three and nine month periods ended September 30, 2025 and 2024, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	For the Three Months Ended September 30, 2025		For the Three Months Ended September 30, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$19,986	46%	$18,011	46%
Reinvested in shares	23,084	54%	20,987	54%
Total	$43,070	100%	$38,998	100%
Sources of Distributions
Cash flows from operating activities	$19,986	46%	$18,011	46%
DRP (2)	23,084	54%	20,987	54%
Cash flows from other sources (3)	—	—%	—	—%
Total	$43,070	100%	$38,998	100%

	For the Nine Months Ended September 30, 2025		For the Nine Months Ended September 30, 2024
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$58,214	46%	$54,025	46%
Reinvested in shares	67,428	54%	62,298	54%
Total	$125,642	100%	$116,323	100%
Sources of Distributions
Cash flows from operating activities	$48,128	38%	$41,568	35%
DRP (2)	67,428	54%	62,298	54%
Cash flows from other sources (3)	10,086	8%	12,457	11%
Total	$125,642	100%	$116,323	100%

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

Debt Financings

Our portfolio was approximately 37% leveraged as of September 30, 2025 (based on the most recent valuations of our real estate investments). Our total loan principal outstanding had a weighted average interest rate of 4.15% as of September 30, 2025, including the effect of interest rate hedges. Below is additional information regarding our loan activity for the nine months ended September 30, 2025 and 2024. See Note 5—Debt Financing for additional information regarding our outstanding debt and our interest rate exposure.

Nine months ended September 30, 2025
•We received proceeds from notes payable of $1.7 billion, which is due to $1.4 billion in draws on our JPMorgan Credit Facility and approximately $245 million in proceeds from our Private Placement. See Note 5—Debt Financing for more information the modification of the JPMorgan Credit Facility.
•We made payments on notes payable of $1.2 billion, which included $1.2 billion in payments on our JPMorgan Credit Facility, $16.2 million in payments related to the payoff of the mortgage related to Maintal Logistics as a result of the sale of the property and principal payments relating to our permanent mortgage financing.

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

Results of Operations

Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024

The table below includes information regarding changes in our results of operations for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in the current period as a result of significant additional investments in real estate. All amounts are in thousands, except for percentages:

	Three Months Ended September 30,		Change
	2025	2024	$	%
Revenues:
Rental revenue	$102,796	$83,673	$19,123	23%
Other revenue	3,780	3,142	638	20%
Total revenues	106,576	86,815	19,761	23%
Expenses:
Property operating expenses	41,364	33,505	7,859	23%
Depreciation and amortization	37,892	32,670	5,222	16%
Asset management fees	10,735	8,694	2,041	23%
Performance participation allocation	4,997	—	4,997	N/A *
General and administrative expenses	2,232	2,414	(182)	(8)%
Total expenses	97,220	77,283	19,937	26%
Other income (expenses):
Gain (loss) on derivative instruments	1,762	(4,658)	6,420	(138)%
Gain (loss) on investments in real estate-related securities	5,230	18,711	(13,481)	(72)%
Foreign currency gains (losses)	(878)	(1,396)	518	(37)%
Interest expense	(39,739)	(34,699)	(5,040)	15%
Other income and expenses	4,550	7,066	(2,516)	(36)%
Income (loss) before benefit (provision) for income taxes	(19,719)	(5,444)	(14,275)	262%
Benefit (provision) for income taxes	(429)	249	(678)	(272)%
Net income (loss)	$(20,148)	$(5,195)	$(14,953)	288%
*Not a meaningful percentage

Total revenues: The increase in total revenues is primarily the result of our significant acquisition activity. For example, from July 1, 2024 through September 30, 2025, we invested over $1.4 billion in twelve additional real estate investments. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
Property operating expenses: The increase in property operating expenses is primarily due to our significant acquisition activity, as described above. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
Depreciation and amortization: The increase in depreciation and amortization expense is primarily due to our acquisition activity, as described above, partially offset by decreased amortization of lease intangibles, as the original term of certain in-place leases across several of our properties has ended prior to the current period.
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV per share. The increase in these fees is primarily due to the additional real estate investments made since July 1, 2024, partially offset by the decline in our NAV per share during the same period.

Performance participation allocation: Through its ownership of the special limited partner interest in the Operating Partnership, the Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return, subject to investors earning a 5% total return annually. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. The increase in the current period is due to total returns exceeding a 5% annualized return through September 30, 2025. The Advisor did not earn a performance participation allocation in 2024. Please see “— NAV and Distributions” above for additional information concerning the change in NAV per share.
Gain (loss) on derivative instruments: We enter into interest rate contracts in order to limit our exposure to rising interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. Gains and losses on such interest rate hedges primarily relate to the position of our interest rate contracts compared to the stabilizing interest rate curves during the periods, and include the effect of $6.5 million and $10.8 million in payments received from counterparties during the three months ended September 30, 2025 and 2024, respectively.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains and losses related to securities sold during the year and unrealized gains and losses based on values determined on a recurring basis. Interest and dividend income associated with such investments are recorded to other income and expenses, as discussed below. The gains recorded during the three months ended September 30, 2025 were primarily due to REIT common equities, which continue to experience volatility due to surging U.S. equity markets and changing interest rate expectations.
Interest expense: Interest expense increased primarily due to our financing obligations in connection with our DST Program and additional indebtedness outstanding during the period resulting from our significant acquisition activity, as described above. Interest expense recorded for the three months ended September 30, 2025 includes $13.6 million in interest expense related to our financing obligation in connection with our DST Program, compared to $7.7 million in the prior year. Additionally, interest expense for the three months ended September 30, 2025 and 2024 excludes $6.5 million and $10.8 million, respectively, earned in relation to payments from counterparties on effective interest rate contracts, which have been recorded to gain (loss) on derivative instruments.
Other income and expenses: Other income and expenses primarily relates to interest and dividend income associated with our investments in real estate-related securities, as well as dividend income received related to our unsold interests in the DST offerings. The decrease is primarily due to the increase in dividends for unsold interests received with respect to our DST offerings in the three months ended September 30, 2025.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned and operated for the full periods presented. Same-store properties for the three months ended September 30, 2025 includes 40 properties and excludes Madrid Airport Complex, which was closed in January 2024 to begin a redevelopment project, as described more fully in "Overview—Our Real Estate Portfolio". The operating results of Madrid Airport Complex have been included in ‘redeveloped properties’ in the below tables.

The following table presents a comparison of revenues by reportable segment for the three months ended September 30, 2025 and 2024. In total, revenues increased by $19.8 million, resulting primarily from our recent acquisition activity, as described previously. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Three Months Ended September 30,		Change
	2025	2024	$		%
Revenues
Same-store properties
Office investments	$19,476	$21,334	$(1,858)	(1)	(9)%
Industrial investments	25,372	22,865	2,507	(2)	11%
Residential/Living investments	24,045	24,188	(143)		(1)%
Retail investments	9,045	9,186	(141)		(2)%
Other investments	7,869	7,815	54		1%
Total same-store properties	$85,807	$85,388	$419		—%
Recent acquisitions	20,769	173	20,596		N/A *
Disposed properties	—	1,254	(1,254)		(100)%
Redeveloped properties	—	—	—		N/A *
Total revenues	$106,576	$86,815	$19,761		23%
*Not a meaningful percentage

(1)The decrease is due to a reduction in lease amortization at 1015 Half Street related to lease renewals and a decrease in occupancy at 1315 N. North Branch beginning in February 2025.
(2)The increase is primarily due to an increase in rental revenues at ABC Westland following the addition of a new building in March 2025, as well as rental rate increases at both of our Dutch industrial properties due to favorable lease activity.

The following table presents a comparison of the property operating expenses of each reportable segment for the three months ended September 30, 2025 and 2024. Property operating expenses include the ongoing costs of maintaining our properties. These essential, routine expenses are necessary to ensure the property remains functional and in good condition. Examples of property operating expenses include property taxes, property management fees, insurance, utilities, repairs and maintenance, legal and professional fees, salaries and wages of property management personnel, advertising costs and other miscellaneous services and costs.

In total, property operating expenses increased as a result of our recent acquisition activity, as previously described. All amounts are in thousands, except for percentages.

	Three Months Ended September 30,		Change
	2025	2024	$	%
Property operating expenses
Same-store properties
Office investments	$6,856	$6,799	$57	1%
Industrial investments	9,516	8,391	1,125	13%
Residential/Living investments	12,171	11,671	500	4%
Retail investments	3,534	3,348	186	6%
Other investments	2,616	2,374	242	10%
Total same-store properties	$34,693	$32,583	$2,110	6%
Recent acquisitions	6,517	78	6,439	N/A *
Disposed properties	45	774	(729)	(94)%
Redeveloped properties	109	70	39	56%
Total property operating expenses	$41,364	$33,505	$7,859	23%
*Not a meaningful percentage

The following table presents a comparison of revenues in excess of property operating expenses by reportable segment for the three months ended September 30, 2025 and 2024. Total revenues in excess of property operating expenses increased primarily as a result of our recent acquisition activity, as previously described. See above for additional explanations of notable changes in same-store revenues in excess of property operating expenses. All amounts below are in thousands, except for percentages.

	Three Months Ended September 30,		Change
	2025	2024	$		%
Revenues in excess of property operating expenses
Same-store properties
Office investments	$12,620	$14,535	$(1,915)	(1)	(13)%
Industrial investments	15,856	14,474	1,382	(2)	10%
Residential/Living investments	11,874	12,517	(643)		(5)%
Retail investments	5,511	5,838	(327)		(6)%
Other investments	5,253	5,441	(188)		(3)%
Total same-store properties	$51,114	$52,805	$(1,691)		(3)%
Recent acquisitions	14,252	95	14,157		N/A *
Disposed properties	(45)	480	(525)		(109)%
Redeveloped properties	(109)	(70)	(39)		56%
Total revenues in excess of property operating expenses	$65,212	$53,310	$11,902		22%
*Not a meaningful percentage

(1)The decrease is due to a reduction in lease amortization at 1015 Half Street related to lease renewals and a decrease in occupancy at 1315 N. North Branch beginning in February 2025. Please refer to the tables above for further detail regarding these changes.
(2)The increase is primarily due to favorable leasing activity at several of our properties. Please refer to the tables above for further detail regarding these changes.

Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024

The table below includes information regarding changes in our results of operations for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in the current period as a result of significant additional investments in real estate. All amounts are in thousands, except for percentages:

	Nine Months Ended September 30,		Change
	2025	2024	$	%
Revenues:
Rental revenue	$290,052	$249,127	$40,925	16%
Other revenue	11,273	9,384	1,889	20%
Total revenues	301,325	258,511	42,814	17%
Expenses:
Property operating expenses	113,751	98,600	15,151	15%
Depreciation and amortization	107,341	100,170	7,171	7%
Asset management fees	28,740	25,391	3,349	13%
Performance participation allocation	17,697	—	17,697	N/A *
General and administrative expenses	5,609	6,948	(1,339)	(19)%
Total expenses	273,138	231,109	42,029	18%
Income (loss) before other income (expenses)	28,187	27,402	785
Other income (expenses):
Gain (loss) on derivative instruments	(45)	2,094	(2,139)	(102)%
Gain (loss) on investments in real estate-related securities	(37)	17,136	(17,173)	(100)%
Gain (loss) on sale of real estate	149,639	—	149,639	N/A *
Foreign currency gains (losses)	10,878	(1,270)	12,148	(957)%
Interest expense	(110,172)	(96,134)	(14,038)	15%
Other income and expenses	15,051	16,318	(1,267)	(8)%
Income (loss) before benefit (provision) for income taxes	93,501	(34,454)	127,955	(371)%
Benefit (provision) for income taxes	(1,315)	(1,359)	44	(3)%
Provision for income taxes related to sale of real estate	(23,333)	—	(23,333)	N/A *
Net income (loss)	$68,853	$(35,813)	$104,666	(292)%
* Not a meaningful percentage
Total revenues: The increase in total revenues is primarily the result of our significant acquisition activity. For example, from October 1, 2024 through September 30, 2025, we invested over $1.3 billion in eleven additional real estate investments. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
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
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV per share. The increase in these fees is primarily due to the additional real estate investments made since October 1, 2024, partially offset by the decline in our NAV per share during the same period.

Performance participation allocation: Through its ownership of the special limited partner interest in the Operating Partnership, the Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return, subject to investors earning a 5% total return annually. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. The increase in the current period is due to total returns exceeding a 5% annualized return through September 30, 2025. The Advisor did not earn a performance participation allocation in 2024. Please see “— NAV and Distributions” above for additional information concerning the change in NAV per share.
Gain (loss) on derivative instruments: We enter into interest rate contracts in order to limit our exposure to rising interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. Gains and losses on such interest rate hedges primarily related to the position of our interest rate contracts as a result of rising interest rates during both periods, and include the effect of $19.7 million and $30.6 million in payments received from counterparties during the nine months ended September 30, 2025 and 2024, respectively.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains and losses related to securities sold during the year and unrealized gains and losses based on values determined on a recurring basis. Interest and dividend income associated with such investments are recorded to other income and expenses, as discussed below. Due to the recent performance of REIT common equities, we recorded gains during the three months ended September 30, 2025 which offset losses recorded earlier in the year.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. The gains in the current period were primarily due to a weakening U.S. dollar and the related impact of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased primarily due to our financing obligations in connection with our DST Program and additional indebtedness outstanding during the period resulting from our significant acquisition activity, as described above. Interest expense recorded for the nine months ended September 30, 2025 and 2024 excludes $19.7 million and $30.6 million, respectively, earned in relation to payments from counterparties on effective interest rate contracts, which have been recorded to gain (loss) on derivative instruments. Additionally, interest expense recorded for the nine months ended September 30, 2025 includes $35.7 million related to our financing obligation in connection with our DST Program compared to $18.3 million in the nine months ended September 30, 2024.
Other income and expenses: Other income and expenses primarily relates to interest and dividend income associated with our investments in real estate-related securities, as well as dividend income received related to our unsold interests in the DST offerings.
Provision for income taxes related to sale of real estate: Capital gains tax related to the gain on sale of Maintal in February 2025.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned and operated for the full periods presented. Same-store properties for the nine months ended September 30, 2025 includes 39 properties and excludes Madrid Airport Complex, which was closed in January 2024 to begin a redevelopment project, as described more fully in "Overview—Our Real Estate Portfolio". The operating results of Madrid Airport Complex have been included in ‘redeveloped properties’ in the below tables.

The following table presents a comparison of revenues by reportable segment for the nine months ended September 30, 2025 and 2024. In total, revenues increased by $42.8 million, resulting primarily from our recent acquisition activity, as described previously. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Nine Months Ended September 30,		Change
	2025	2024	$		%
Revenues
Same-store properties
Office investments	$61,062	$64,356	$(3,294)	(1)	(5)%
Industrial investments	72,452	66,616	5,836	(2)	9%
Residential/Living investments	67,813	66,148	1,665	(3)	3%
Retail investments	27,682	26,904	778		3%
Other investments	23,845	23,410	435		2%
Total same-store properties	$252,854	$247,434	$5,420		2%
Recent acquisitions	48,244	6,793	41,451		610%
Disposed properties	211	3,739	(3,528)		(94)%
Redeveloped properties	16	545	(529)		(97)%
Total revenues	$301,325	$258,511	$42,814		17%

(1)The decrease is due to a reduction in lease amortization at 1015 Half Street related to lease renewals and a decrease in occupancy at 1315 N. North Branch beginning in February 2025.
(2)The increase is primarily due to an increase in total revenues at our Dutch industrial properties, primarily driven by the Floralaan acquisition in March 2024 at Fresh Park Venlo as well as other favorable lease activity, rental rate increases, and improved operating expense recoveries. Additionally, improved leasing at Bassett Technology Park and Lodz also contributed to some of the increase.
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

The following table presents a comparison of the property operating expenses of each reportable segment for the nine months ended September 30, 2025 and 2024. Property operating expenses include the ongoing costs of maintaining our properties. These essential, routine expenses are necessary to ensure the property remains functional and in good condition. Examples of property operating expenses include property taxes, property management fees, insurance, utilities, repairs and maintenance, legal and professional fees, salaries and wages of property management personnel, advertising costs and other miscellaneous services and costs.

In total, property operating expenses increased as a result of our significant acquisition activity, as previously described. See below for additional explanations of notable changes in same-store property operating expenses. All amounts are in thousands, except for percentages.

	Nine Months Ended September 30,		Change
	2025	2024	$		%
Property operating expenses
Same-store properties
Office investments	$19,922	$20,342	$(420)		(2)%
Industrial investments	26,952	25,383	1,569	(1)	6%
Residential/Living investments	32,610	30,278	2,332	(2)	8%
Retail investments	10,282	10,257	25		—%
Other investments	7,412	6,776	636		9%
Total same-store properties	$97,178	$93,036	$4,142		4%
Recent acquisitions	16,395	3,355	13,040		389%
Disposed properties	(125)	1,987	(2,112)		(106)%
Redeveloped properties	303	222	81		36%
Total property operating expenses	$113,751	$98,600	$15,151		15%

(1)The increase is primarily due to increased operating expenses resulting from new building acquisition at Fresh Park Venlo.
(2)The increase is primarily a result of increased repairs and maintenance expenses at several of our living properties, higher property taxes and increased legal costs at Montrose Student Housing.

The following table presents a comparison of revenues in excess of property operating expenses by reportable segment for the nine months ended September 30, 2025 and 2024. Total revenues in excess of property operating expenses increased primarily as a result of our recent acquisition activity, as previously described. See above for additional explanations of notable changes in same-store revenues in excess of property operating expenses. All amounts below are in thousands, except for percentages.

	Nine Months Ended September 30,		Change
	2025	2024	$		%
Revenues in excess of property operating expenses
Same-store properties
Office investments	$41,140	$44,014	$(2,874)	(1)	(7)%
Industrial investments	45,500	41,233	4,267	(2)	10%
Residential/Living investments	35,203	35,870	(667)		(2)%
Retail investments	17,400	16,647	753		5%
Other investments	16,433	16,634	(201)		(1)%
Total same-store properties	$155,676	$154,398	$1,278		1%
Recent acquisitions	31,849	3,438	28,411		826%
Disposed properties	336	1,752	(1,416)		(81)%
Redeveloped properties	(287)	323	(610)		(189)%
Total revenues in excess of property operating expenses	$187,574	$159,911	$27,663		17%

(1)The decrease is primarily due to a decrease in occupancy at 1315 N. North Branch beginning in February 2025, as well as reduced lease amortization at 1015 Half Street related to lease renewals. Please refer to the tables above for further detail regarding these changes.
(2)The increase is primarily due to favorable leasing activity at several of our properties. Please refer to the tables above for further detail regarding these changes.

Funds from Operations

We believe funds from operations (“FFO”) is a meaningful supplemental non-GAAP operating measure. FFO is a non-GAAP financial performance measure defined by the National Association of Real Estate Investment Trusts (“NAREIT”) and is widely recognized by investors and analysts as one measure of operating performance of a real estate company. FFO excludes items such as real estate depreciation and amortization. Depreciation and amortization, as applied in accordance with GAAP, implicitly assumes that the value of real estate assets diminishes predictably over time and also assumes that such assets are adequately maintained and renovated as required in order to maintain their value. Since real estate values have historically risen or fallen with market conditions such as occupancy rates, rental rates, inflation, interest rates, the business cycle, unemployment and consumer spending, it is management’s view, and we believe the view of many industry investors and analysts, that the presentation of operating results for real estate companies using historical cost accounting alone is insufficient. In addition, FFO excludes gains and losses from the sale of real estate, impairment charges related to depreciable real estate assets and in-substance real estate equity investments and realized and unrealized gains and losses related to investments in real estate-related securities, which we believe provides management and investors with a helpful additional measure of the historical performance of our real estate portfolio, as it allows for comparisons, year to year, that reflect the impact on operations from trends in items such as occupancy rates, rental rates, operating costs, general and administrative expenses and interest costs. A property will be evaluated for impairment if events or circumstances indicate that the carrying amount may not be recoverable (i.e. the carrying amount exceeds the total estimated undiscounted future cash flows from the property). Undiscounted future cash flows are based on anticipated operating performance, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows. While impairment charges are excluded from the calculation of FFO as described above, stockholders are cautioned that we may not recover any impairment charges.

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the three and nine months ended September 30, 2025 and 2024 and the period from inception through September 30, 2025 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from July 31, 2013 (date of inception) through September 30, 2025
	2025	2024	2025	2024
Net income (loss)	$(20,148)	$(5,195)	$68,853	$(35,813)	$(58,431)
Depreciation and amortization (1)	37,892	32,670	107,341	100,170	780,136
Impairment losses	—	—	—	—	813
Gain on sale of real estate	—	216	(149,639)	261	(325,956)
Taxes related to sale of real estate	—	—	23,333	—	34,075
(Gain) loss on securities (2)	(5,230)	(18,711)	37	(17,136)	(12,195)
Adjustments for noncontrolling interests (3)	—	—	—	—	117
Funds From Operations attributable to common stockholders	$12,514	$8,980	$49,925	$47,482	$418,559
Basic and diluted income (loss) per common share	$(0.07)	$(0.02)	$0.25	$(0.14)	$(0.21)
Funds From Operations attributable to common stockholders per common share	$0.04	$0.03	$0.18	$0.18	$1.50
Weighted average shares outstanding	286,955	262,392	279,597	261,723	279,597

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. We do not consider the performance participation allocation in evaluating our operating performance. For the three and nine months ended September 30, 2025, we incurred $5.0 million and $17.7 million, in performance participation allocation fees, respectively. For the three and nine months ended September 30, 2024, we did not incur any performance participation allocation fees. Total performance participation allocation fees incurred were $75.2 million from inception through September 30, 2025. Refer to Note 8—Related Party Transactions for more information on the performance participation allocation.
•For the three and nine months ended September 30, 2025, we recorded noncash adjustments primarily related to amortization of out-of-market lease intangibles, lease incentives and deferred financing costs, straight-line rent adjustments, deferred income taxes and payments related to our financing obligation in connection with our DST Program, which increased net income (loss) by $4.0 million and $9.3 million, respectively. For the three and nine months ended September 30, 2024, these adjustments increased net income (loss) by $3.1 million and $6.9 million, respectively. Total of such adjustments from inception through September 30, 2025 amounted to a net increase to net income (loss) of $59.1 million.
•We recorded noncash adjustments related to derivative instruments and foreign currencies, which reduced net income (loss) for the three and nine months ended September 30, 2025 by approximately $5.6 million and $8.1 million, respectively. These adjustments reduced net income (loss) for the three and nine months ended September 30, 2024 by approximately $16.9 million and $29.8 million, respectively. The total of such adjustments from inception through September 30, 2025 reduced net income (loss) by $53.8 million.
As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from the sales of assets and proceeds from our debt financings to fund distributions to our stockholders. For example, for the nine months ended September 30, 2025 and 2024, we funded 8% and 11% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings. We have not placed a cap on the amount of distributions that may be paid from any of these sources.
From inception through September 30, 2025, we declared $774.9 million of distributions to our stockholders, compared to our total aggregate FFO of $418.6 million and our total aggregate net loss of $58.4 million for that period. For the nine months ended September 30, 2025, we declared $125.6 million of distributions to our stockholders compared to our total aggregate FFO of $49.9 million. For the nine months ended September 30, 2024, we declared $116.3 million of distributions to our stockholders compared to our total aggregate FFO of $47.5 million.

Net Asset Value

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our NAV. Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at hinesglobalincometrust.com and is also available on our toll-free information line at (888) 220-6121. All parties engaged by us in the calculation of our NAV, including our Advisor, are subject to the oversight of our valuation committee. Generally, all of our real properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus Group U.S. Inc., or Altus, the independent valuation advisor we have engaged to prepare appraisal reviews and carry out a review of the calculation of the NAV for the Company. Altus reviewed the calculation of the new NAV per share of our common stock as of September 30, 2025, as set forth below.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of September 30, 2025 (the NAV per share is the same for each class of shares of our common stock):

September 30, 2025
Gross Amount
(in thousands, except per share amount)
Investments in real estate	$5,647,093
Investments in real estate-related securities	175,059
Cash, cash equivalents and restricted cash	417,907
Accounts receivable and other assets	76,830
Mortgage notes, term loans and revolving credit facilities	(2,161,895)
Accrued performance participation allocation	(17,717)
Payables and other liabilities	(1,303,317)
NAV	$2,833,960
Shares outstanding	289,016
NAV per common share outstanding	$9.81
The valuations of our real properties as of September 30, 2025 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type. However, the table below excludes assumptions related to properties acquired in the past 12 months since the acquisition cost of these properties will serve as their value for a period of up to one year following their acquisition, in accordance with our valuation policy.

	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Basis
Capitalization rate	6.93%	5.56%	6.22%	5.43%	6.39%	5.86%
Discount rate / internal rate of return (“IRR”)	8.15%	7.20%	6.99%	6.99%	7.62%	7.29%
Average holding period (years)	9.6	9.0	8.7	10.0	9.0	9.4

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Values
Capitalization rate (weighted-average)	0.25% decrease	2.46%	3.65%	2.47%	2.95%	2.47%	3.04%
	0.25% increase	(2.23)%	(3.20)%	(2.27)%	(2.78)%	(2.28)%	(2.75)%
Discount rate (weighted-average)	0.25% decrease	1.94%	2.00%	1.86%	1.94%	1.80%	1.94%
	0.25% increase	(1.90)%	(1.56)%	(1.81)%	(1.86)%	(1.76)%	(1.74)%

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of September 30, 2025:

September 30, 2025
Gross Amount
(in thousands)
Total stockholder’s equity	$1,986,976
Adjustments:
Accrued distribution and stockholder servicing fees and issuer costs (1)	50,380
Unrealized net appreciation of real estate investments and debt (2)	254,670
Accumulated depreciation and amortization (3)	531,463
Other adjustments (4)	10,471
Net asset value	$2,833,960
(1)    Our condensed consolidated balance sheet as of September 30, 2025 includes a liability of $49.3 million related to distribution and stockholder servicing fees payable to our Dealer Manager in future periods with respect to shares of its common stock. The NAV per share as of September 30, 2025 does not include any liability for distribution and stockholder servicing fees that may become payable after September 30, 2025, since these fees may not ultimately be paid in certain circumstances, including if Hines Global was liquidated or if there was a listing of our common stock.
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

Subsequent Events

Worship Square
In October 2025, the Company entered into a purchase and sale agreement to purchase Worship Square, an office property located in London, England. The property is comprised of approximately 139,639 square feet of net rentable area that is currently 97% leased. The contract purchase price for Worship Square is expected to be approximately £177.5 million, exclusive of transaction costs and closing prorations. The Company expects the closing of this acquisition to occur in November 2025, subject to a number of closing conditions. However, the Company can provide no assurance that this acquisition will close on the expected timeline or at all. The seller is not affiliated with the Company or its affiliates.

Clay Terrace
In October 2025, the Company entered into a purchase and sale agreement to purchase Clay Terrace, a retail property located in Carmel, Indiana. The property is comprised of approximately 493,423 square feet of net rentable area that is currently 94.5% leased. The contract purchase price for Clay Terrace is expected to be approximately $203 million, exclusive of transaction costs and closing prorations. The Company expects the closing of this acquisition to occur in December 2025, subject to a number of closing conditions. However, the Company can provide no assurance that this acquisition will close on the expected timeline or at all. The seller is not affiliated with the Company or its affiliates.

Left Bank Acquisition
In November 2025, the Company acquired Left Bank, a multifamily property located in Chicago, Illinois. The property is comprised of approximately 345,320 square feet of net rentable area that is currently 94% leased. The contract purchase price of Left Bank was approximately $151.0 million exclusive of transaction costs and closing prorations. The seller is not affiliated with the Company or its affiliates.

*****

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of September 30, 2025, we were exposed to the market risks described below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to invest in our real estate investment portfolio and operations. We use interest rate hedges in connection with our variable rate debt in order to limit our exposure to rising interest rates. We had $1.7 billion of variable-rate debt outstanding as of September 30, 2025. We have fixed the interest rates on $1.4 billion of our variable-rate debt outstanding through the use of interest rate contracts that are effective as of September 30, 2025. The remaining $379.9 million of our outstanding variable-rate debt is unhedged. If interest rates were to increase by 1%, we would incur an additional $3.8 million in interest expense on our debt. See Note 5—Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of September 30, 2025	Reduction in Net Income (Loss) for the Nine months ended September 30, 2025
EUR	$25,943	$11,671
GBP	$24,170	$(263)

(1) Our real estate assets in Poland and the Czech Republic were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty or Czech koruna exposure upon disposition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of November 14, 2025, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

As of September 30, 2025, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On July 18, 2025, August 18, 2025 and September 17, 2025, we sold 231,057, 106,108 and 84,000 Class I shares of our common stock, respectively (collectively, the "Private Placement Shares"), each in a private placement conducted pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The Private Placement Shares were sold at a price of $9.84 per share, $9.79 per share and $9.80 per share, respectively, the most recently determined NAV per share at the time of the sale, for an aggregate price of approximately $2,273,600, $1,038,800 and $823,200, respectively.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
July 1, 2025 to July 31, 2025	1,522,830	$9.81	1,522,830	4,119,671
August 1, 2025 to August 31, 2025	2,406,549	$9.84	2,406,549	3,270,598
September 1, 2025 to September 30, 2025	1,895,225	$9.79	1,895,225	3,841,070
Total	5,824,604		5,824,604

(1)Amount provided represents the 2% Monthly Limitation which can be further limited by the 5% Quarterly Limitation. See the description of the share redemption program above for a description of the limitations on the number of shares that may be redeemed pursuant to the share redemption program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HINES GLOBAL INCOME TRUST, INC.

November 14, 2025	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer and
Chairman of the Board of Directors

November 14, 2025	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer