Form 10-K
period 2025-12-31
HINES GLOBAL INCOME TRUST, INC.
filed 2026-03-30
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of March 1, 2026, approximately 30.0 million shares of the registrant’s Class AX common stock, 0.1 million shares of the registrant’s Class JX common stock, 28.1 million shares of the registrant’s Class T common stock, 39.2 million shares of the registrant’s Class S common stock, 39.9 million shares of the registrant’s Class D common stock and 171.1 million shares of the registrant’s Class I common stock were outstanding.

TABLE OF CONTENTS PART I
Item 1.	Business	2
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	45
Item 1C.	Cybersecurity	46
Item 2.	Properties	47
Item 3.	Legal Proceedings	54
Item 4.	Mine Safety Disclosures	54
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	55
Item 6.	[Reserved]	62
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	62
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	80
Item 8.	Financial Statements and Supplementary Data	81
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	115
Item 9A.	Controls and Procedures	115
Item 9B.	Other Information	116
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	116
PART III
Item 10.	Directors, Executive Officers and Corporate Governance	116
Item 11.	Executive Compensation	123
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	125
Item 13.	Certain Relationships and Related Transactions, and Director Independence	126
Item 14.	Principal Accounting Fees and Services	130
PART IV
Item 15.	Exhibits, Financial Statement Schedules	131
Item 16.	Form 10-K Summary	131
SIGNATURES		138
EX- 19.1	Insider Trading Policy
EX- 21.1	List of Subsidiaries
EX- 23.1	Consent of Deloitte & Touche LLP
EX- 31.1	Certification
EX- 31.2	Certification
EX- 32.1	Certification of CEO & CFO pursuant to Section 906
EX- 99.3	Consent of Altus Group U.S., Inc.

EX- 101	Instance Document
EX- 101	Schema Document
EX- 101	Calculation Linkbase Document
EX- 101	Labels Linkbase Document
EX- 101	Presentation Linkbase Document
EX- 101	Definition Linkbase Document

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
We conduct most of our activities through, and most of our real estate investments are held directly or indirectly by, HGIT Properties, LP (formerly known as Hines Global REIT II Properties, LP) (the “Operating Partnership”), which was formed on July 31, 2013. As of December 31, 2025, we owned interests in 55 real estate properties. The properties contain, in the aggregate, 24.4 million square feet of leasable space. The properties represent investments in a variety of real estate classes and geographic markets. See Item 2. “Properties” for additional information regarding our real estate portfolio.

We have no employees. Our business is managed by the Advisor, an affiliate of Hines, under the terms and conditions of an advisory agreement between us, the Operating Partnership and the Advisor (the “Advisory Agreement”). As compensation for these services, we pay our Advisor asset management fees, a performance participation allocation, and fees for other services and we reimburse certain of the Advisor’s expenses incurred on our behalf in accordance with the Advisory Agreement. Hines or affiliates of Hines manage the leasing and operations of most of the properties in which we invest and, accordingly, we pay Hines property management and leasing fees in connection with these services. Hines is owned and controlled by, or for the benefit of, Jeffrey C. Hines, the Chairman of our board of directors and Chief Executive Officer. Mr. Hines and Laura Hines-Pierce, a member of our board of directors, are Co-Chief Executive Officers of Hines. Hines and its approximately 4,600 employees have over 68 years of experience in the areas of investment selection, underwriting, due diligence, portfolio management, asset management, property management, leasing, disposition, finance, accounting and investor relations.

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

Our Public Offerings

We raise capital for our investments through continuous public offerings of our common stock (collectively, the “Public Offerings”). We commenced our initial public offering of up to $2.5 billion in shares of our common stock in August 2014 and launched our most recent public offering, our fourth public offering of up to $2.5 billion in shares of common stock, on February 4, 2025 (the “Fourth Offering” or, the “Offering”). It is our intention to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we intend to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. Through December 31, 2025, we have received aggregate gross offering proceeds of approximately $4.0 billion through our Public Offerings, including shares issued under our distribution reinvestment plan.

In addition to our Public Offerings, through our Operating Partnership, we have a program to raise up to $3.0 billion of capital through private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of December 31, 2025, we had raised net offering proceeds of $1.2 billion through the DST Program. See Item 8. “Financial Statements and Supplementary Data — Note 5 — DST Program” for additional information.

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

We have invested in real estate-related securities and we may invest in debt investments for purposes of generating additional diversification and income as well as to provide additional liquidity for our share redemption program, cash management and other purposes. Real estate-related securities may include, but are not limited to, common or preferred stock of publicly-traded REITs or real estate operating companies, or REOCs, debt or bond securities of such companies, CMBS, U.S. government and agency securities, or other debt and equity securities of public or private real estate-related companies. To the extent that we invest in real estate-related debt, our primary investments may include, but are not limited to, originations of and participations in commercial mortgage loans secured by real estate, B-Notes, mezzanine loans and certain other types of debt-related investments that may help us reach our diversification, liquidity and other investment objectives. During the year ended December 31, 2025, we used and intend to continue to use Security Capital Research & Management Incorporated, who is not an affiliate of Hines, to source, underwrite and service our real estate-related securities and debt investments.

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

Financing Strategy and Policies

We generally expect that our debt financing, including our pro rata share of the debt financing of entities in which we may invest, will be in the range of approximately 40% to 60% of the aggregate value of our real estate investments and other assets. Interest rates rose dramatically throughout 2022 and 2023 and have remained elevated. However, we have maintained a lower leverage ratio since that time in order to offset the higher interest cost. Additionally, we use interest rate contracts to reduce our exposure to rising interest rates on our variable-rate debt. Approximately 82% of our total debt outstanding as of December 31, 2025 has fixed interest rates or rates that have been fixed through the use of interest rate caps or swaps. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at such later time as we determine to be appropriate. In addition, debt financing may be used from time to time for property improvements, lease inducements, tenant improvements, purchase of real estate-related securities and other working capital needs, including the payment of distributions. Additionally, the amount of debt placed on an individual property or related to a particular investment, including our pro rata share of the amount of debt incurred by an individual entity in which we invest, may be less than 40% or more than 60% of the value of such property/investment or the value of the assets owned by such entity, depending on market conditions and other factors.

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

We have not generated and we may continue to be unable to generate sufficient cash flow from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the years ended December 31, 2025, 2024 and 2023, we funded 14%, 12% and 26% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings.

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

We believe Hines’ extensive real estate experience and depth and breadth of its organization of approximately 4,600 employees located in 383 cities and 30 countries allows it to better identify investment opportunities for us. However, competition may increase our cost of acquisitions.

Tenants

We are dependent upon the ability of current tenants to pay their contractual rent amounts as the rents become due. For the year ended December 31, 2025, there were no tenants that individually represented more than 10% of our total rental revenue.

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

Geopolitical instability, including actual and potential shifts in U.S. foreign trade, economic and other policies, the imposition by the United States of tariffs on imported goods from certain countries and possibility of additional or retaliatory tariffs, military conflict, including the Russia/Ukraine conflict, the ongoing conflict in the Middle East, and the developing situation in Venezuela, disruption caused by the impact of public health crises and pandemics, changing regulation, reduced alternatives or additional failures of significant financial institutions have increased economic uncertainty at a global level. As a result of the foregoing, our access to liquidity could be significantly impacted.

Disruptions caused by these factors that occur in a single country are increasingly having a negative impact on regional and global markets. For example, the current ongoing conflicts between Russia and Ukraine, in the Middle East and in Venezuela could adversely affect neighboring economies. While we have no direct real estate exposure to the countries involved in the conflicts, the effects of these economic, political and military conflicts could result in adverse impacts to the Company. Specifically, the conflicts have created and may continue to result in market volatility, which could adversely affect the Company’s business, financial condition or results of operations. For example, in response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of these restrictive actions, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations. In addition, we own investment properties in Europe, including, without limitation, two investment properties in Poland and one investment property in the Czech Republic, which may be at a heightened risk of being negatively impacted by the military conflict between Russia and Ukraine, given their proximity to Ukraine. In addition, Poland has seen the largest influx of Ukrainian refugees of all countries in Europe. The disruption caused by this conflict could negatively impact the businesses of our tenants, especially those whose businesses are adversely impacted by the significant sanctions imposed on Russia by the U.S.

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

Further, even if tariffs are only implemented in countries where we have no direct real estate exposure, such restrictions on trade may more broadly impact international trade relations and increase the risk that foreign governments, including those in which we have direct real estate exposure, implement retaliatory tariffs on goods imported from the United States. Developments relating to tariffs between the United States and other countries, or the perception that they could occur, could have a material adverse effect on our business, financial condition, cash flows and results of operations.

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

As of December 31, 2025, we had approximately $2.4 billion of outstanding indebtedness, which, upon final maturity, we will need to refinance or repay. See Note 6 — Debt Financing for a tabular presentation of our outstanding indebtedness. There can be no assurances we will be able to refinance our indebtedness (1) on commercially reasonable terms, (2) on terms, including with respect to interest rates, as favorable as our current debt, or (3) at all.

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

Adverse results in the other non-traded REITs on the Hines platform have the potential to affect Hines’ and our reputation among broker dealers, registered investment advisers and investors, which could affect our ability to raise capital.

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

Recently, “anti-ESG” sentiment has gained momentum across the U.S., with the proposal or enactment of “anti-ESG” policies, legislation or initiatives by several state legislatures and proposed legislation and oversight activity at the federal level. Further in January 2025, the President issued an executive order opposing diversity equity and inclusion (“DEI”) initiatives in the private sector. We could be criticized by ESG stakeholders for our performance on ESG topics and could likewise be criticized by anti-ESG stakeholders for the scope or nature of our sustainability initiatives or goals or for any revisions to these goals. Such anti-ESG and anti-DEI-related policies, legislation, initiatives and scrutiny could adversely affect our reputation, business, financial performance and growth.

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

In the event that we have a concentration of properties in, or real estate investments that invest in properties located in, a particular geographic area, our operating results and ability to make distributions are likely to be impacted by economic changes affecting the real estate markets in that area. Therefore, an investment in our common stock will be subject to greater risk to the extent that we lack a geographically diversified portfolio. As of December 31, 2025, we owned interests in 55 real estate investments and, based on our pro rata share of the estimated value of our real estate investments, 71% of them are located throughout the United States, 9% are located in The Netherlands, and 13% are located in the United Kingdom. Please see Item 2. “Properties” for additional information regarding our investments, including market concentration.

Industry concentration of our tenants may make us particularly susceptible to adverse economic developments in these industries.

In the event we have a concentration of tenants in a particular industry, our operating results and ability to make distributions may be adversely affected by adverse developments in those industries and we will be subject to a greater risk to the extent that our tenants are not diversified by industry. For example, based on leased square footage of our commercial real estate properties, as of December 31, 2025, approximately 28% is leased to tenants in the transportation and warehousing industry, 17% is leased to tenants in the retail industry, and 11% is leased to tenants in the retail - online/catalog industry. Please see Item 2. “Properties” for additional information regarding our investments, including industry concentration.

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

We expect that rental income from investment property will, directly or indirectly, constitute a significant portion of our income. Delays in collecting accounts receivable from tenants could adversely affect our cash flows and financial condition. In addition, the inability of a single major tenant or a number of smaller tenants to meet their rental obligations would adversely affect our income. Therefore, our financial success will be indirectly dependent on the success of the businesses operated by the tenants in our properties or in the properties securing loans we may own. For the year ended December 31, 2025, there were no tenants that individually represented more than 10% of our total rental revenue. The weakening of the financial condition or the bankruptcy or insolvency of a significant tenant or a number of smaller tenants and vacancies caused by defaults of tenants or the expiration of leases, may adversely affect our operations and our ability to pay distributions.

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

Uninsured losses relating to investment property may adversely impact the value of our portfolio.

We will attempt to ensure that all of our properties are adequately insured to cover casualty losses. However, there are types of losses, generally catastrophic in nature, which are uninsurable, are not economically insurable or are only insurable subject to limitations. Examples of such catastrophic events include acts of war or terrorism, earthquakes, floods, hurricanes and pollution or environmental matters. We may not have adequate coverage in the event we or our buildings suffer casualty losses. Further, as of December 31, 2025, nine of our properties are located on the west coast of the United States, specifically in California. The west coast of the United States contains active earthquake zones and the greater Los Angeles area has experienced major fires, including the significant damage and lasting effects of the January 2025 wildfires, and may experience major fires in the future. Certain insurance companies doing business in states in which we operate have and could continue to restrict, curtail or suspend the issuance of property insurance policies. This could reduce the availability of hurricane, fire and other types of natural disaster insurance. If we do not have adequate insurance coverage, the value of our assets will be reduced as the result of, and to the extent of, any such uninsured losses. Additionally, we may not have access to capital resources to repair or reconstruct any uninsured damage to a property.

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

Our ability to sell our properties may also be limited by our desire to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to avoid such characterization and to take advantage of certain safe harbors under the Code, we may determine to hold our properties for a minimum period of time, generally two years, and may limit the number of properties sold in any year.

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

If we desire to sell a property pursuant to a transaction that does not satisfy the safe harbor, we may be able to avoid the prohibited transaction tax if we hold and sell the property through a taxable REIT subsidiary, or TRS. In that case, any gain would be taxable to the TRS at regular corporate income tax rates. We may decide to forgo the use of a TRS in a transaction that does not meet the safe harbor based on our own internal analysis, the opinion of counsel or the opinion of other tax advisors that the disposition should not be subject to the prohibited transaction tax. In cases where a property disposition is not effected through a TRS, the Internal Revenue Service, or IRS, could assert that the disposition constitutes a prohibited transaction. If such an assertion were successful, all of the net gain from the sale of the property will be payable as a tax which will have a negative impact on cash flow and the ability to make cash distributions.

Limitations on our ownership of non-real estate securities of our TRSs could adversely affect our operations and/or our ability to qualify as a REIT.

As a REIT, the value of our ownership of non-real estate securities of our TRSs may not exceed 20% (or 25% for taxable years beginning after December 31, 2025) of the value of all of our assets at the end of any calendar quarter. If we determine it to be in our best interest to own a substantial amount of our assets or receive a substantial amount of our income through one or more TRSs, then it is possible the IRS may conclude that the value of our interests in our TRSs exceeds such threshold at the end of any calendar quarter, which could cause us to fail to qualify as a REIT. Additionally, as a REIT, generally no more than 25% of our gross income with respect to any year may be from sources other than real estate. Dividends paid to us from a TRS are considered to be non-real estate income. Therefore, we may fail to qualify as a REIT if dividends from all of our TRSs, when aggregated with all other non-real estate income with respect to any one year, are more than 25% of our gross income with respect to such year.

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

We cannot predict with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity, such as those experienced in recent wildfires or tropical storms, and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or the inability of us to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

In recent years, an increasing number of state and federal laws and regulations regarding climate change have been enacted or proposed and may continue to be enacted. These laws and regulations are generally intended to directly or indirectly reduce greenhouse gas emissions, conserve water or limit other potential climate change impacts, as well as increase the transparency of climate-related risks and impacts to financial performance. Although these laws and regulations have not had any known material impact on our operations, they could result in substantial costs, including compliance costs, which could adversely affect our results of operations. This is a particular concern in the western United States, where extensive climate change regulations have been enacted, and where we have business operations. We believe we are in compliance in all material respects with existing climate-related government regulations applicable to our business, and such compliance has not had a material impact on our business. However, given the rapidly changing nature of environmental laws and matters that may arise that are not currently known, we cannot predict our future exposure concerning such matters, and our future costs to achieve compliance or remedy potential violations could be significant.

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

If we experience delays in the development of our investment properties, it could adversely affect returns to our stockholders. When properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months or longer to complete construction, to rent available space, and for rent payments to commence. Therefore, we may not receive any income from these properties and our ability to pay distributions to our stockholders could suffer. If we are delayed in the completion of any such construction project, our tenants may have the right to terminate preconstruction leases for space at such newly developed project. We may incur additional risks when we make periodic progress payments or other advances to builders prior to completion of construction. Each of these factors could result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly-constructed projects. Furthermore, the price we agree to pay for a investment property will be based on our projections of rental income and expenses and estimates of the fair market value of the investment property upon completion of construction. If our projections are inaccurate, we may pay too much for a property.

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

We have investments in multi-family residential properties and we expect to acquire more in the future. Substantially all of our multifamily community leases are and will continue to be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

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

The value of real estate-related securities, including those of publicly listed REITs, fluctuates in response to issuer, political, market and economic developments. For example, equity markets have in the past and may again in the future experience significant disruption as a result of global public health crises or pandemics. In the short term, equity prices can fluctuate dramatically in response to these developments. Different parts of the market and different types of equity securities can react differently to these developments and they can affect a single issuer, multiple issuers within an industry, the economic sector or geographic region, or the market as a whole. The real estate industry is sensitive to economic downturns. The value of securities of companies engaged in real estate activities can be affected by changes in real estate values and rental income, property taxes, interest rates and tax and regulatory requirements. Downturns in equity and debt markets, such as the one we are currently experiencing, will significantly impact the value of our real-estate related securities.

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
•the imposition of adverse or confiscatory taxes;
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

As of December 31, 2025, approximately 29% of the value of our portfolio was attributable to properties located outside the U.S. and the revenues generated from those properties were denominated in the local currency. This has from time to time negatively impacted our NAV and may continue to negatively impact our NAV in the future.

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

We are affected by the fiscal and monetary policies of the United States government and its agencies, including the policies of the Federal Reserve, which regulates the supply of money and credit in the United States. Changes in fiscal and monetary policies are beyond our control and are difficult to predict. Although the Federal Reserve decreased the federal funds rate multiple times in 2024 and 2025, the rate continues to be elevated and there can be no assurance that the rates will continue to decrease or of the magnitude or pace of potential decreases, especially if inflation accelerates, or that it will not be increased in 2026 or beyond. While lower market rates and increased capital markets liquidity supports commercial real estate property transactions and values, regulated lending institutions are adjusting their business models to increase capital requirements for direct loans to real estate and thus continue to be constrained in providing capital for commercial real estate properties. Additionally, rising operating costs, such as property insurance and raw material costs for property development and improvements, have further pressured cash flow performance across many real estate property types. Changes in the federal funds rate as well as the other policies of the Federal Reserve affect interest rates, which have a significant impact on our financial condition.

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

We owned a 99.99% general partner interest in the Operating Partnership as of December 31, 2025. Hines Global REIT II Associates Limited Partnership (“HALP II”), an affiliate of Hines, owns the remaining interest in the Operating Partnership, and the Advisor holds the Special OP Units in the Operating Partnership, which were issued as consideration for an obligation by Hines and its affiliates to perform future services in connection with our real estate operations. Payments with respect to these interests will reduce the amount of distributions that would otherwise be payable to our stockholders in the future.

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

Our board of directors determines our major policies, including our policies regarding acquisitions, dispositions, financing, growth, debt capitalization, REIT qualification, redemptions and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. The broad discretion of our board of directors in setting policies and the inability of our stockholders to exert control over those policies increases the uncertainty and risks they face, especially if our board of directors and our stockholders disagree as to what course of action is in the best interests of our stockholders.

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

Our charter provides that no holder of shares, other than any person to whom our board of directors grants an exemption, may directly or indirectly own more than 9.9% of the number or value, whichever is more restrictive, of the aggregate of our outstanding shares or more than 9.9% of the number or value, whichever is more restrictive, of our outstanding common shares. This ownership limit may deter tender offers for our common shares, which offers may be attractive to our stockholders, and thus may limit the opportunity for stockholders to receive a premium for their common shares that might otherwise exist if an investor attempted to assemble a block of common shares in excess of 9.9% of the number or value, whichever is more restrictive, of the aggregate of our outstanding shares, or 9.9% in number or value, whichever is more restrictive, of our outstanding common shares or otherwise to effect a change of control in us.

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

Investments in foreign investment property may be subject to foreign currency gains and losses. Certain foreign currency gains will generally be excluded from income for purposes of determining our compliance with one or both of the REIT gross income tests; however, under certain circumstances (for example, if we regularly trade in foreign securities) such gains will be treated as non-qualifying income. To reduce the risk of foreign currency gains adversely affecting our REIT qualification, we may be required to defer the repatriation of cash from foreign jurisdictions or to employ other structures that could affect the timing, character or amount of income we receive from our foreign investments. No assurance can be given that we will be able to manage our foreign currency gains in a manner that enables us to qualify as a REIT or to avoid U.S. federal income and other taxes on our income as a result of foreign currency gains.

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

Foreign investors may be subject to the Foreign Investment in Real Property Tax Act (“FIRPTA”) on sale of common shares if we are unable to qualify as a “domestically controlled” REIT and with respect to certain distributions by us.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to tax under FIRPTA on the gain recognized on such disposition. FIRPTA does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s capital stock, by value, has been owned, directly or indirectly, by foreign persons (as determined for purposes of these rules) during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence.

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

In addition, FIRPTA will apply if we make a distribution that is attributable to gain recognized by us on a disposition of a U.S. real property interest, even if we are domestically controlled, except with respect to "qualified foreign pension plans."

FIRPTA will not apply in the manner described above if our common shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common shares. However, our common shares are not currently traded on an established securities market.

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

We must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets in order to ensure our qualification as a REIT. The remainder of our investments (other than governmental securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% (25% for taxable years beginning after December 31, 2025) of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct such failure within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments.

Legislative or regulatory action could adversely affect us and/or our stockholders.

The present U.S. federal income tax treatment of an investment in us may be modified by legislative, judicial or administrative action at any time. There can be no assurance that future changes to the U.S. federal income tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.

We cannot predict whether, when or to what extent any new U.S. federal tax laws, regulations, interpretations or rulings will impact the real estate investment industry or REITs. Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders.

Our stockholders should consult with their own tax advisors with respect to any legislative, regulatory or administrative developments and proposals and their potential effect on their investment in shares of our common stock.

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

Our cash flow from operations may be insufficient to fund distributions to stockholders. Our organizational documents permit us to make distributions from any source and we may choose to pay distributions when we do not have sufficient cash flow from operations to fund such distributions. We may choose to use advances, deferrals or waivers of fees, if available, from our Advisor or affiliates, borrowings and/or proceeds of the Offering or other sources to fund distributions to our stockholders. For example, for the year ended December 31, 2025, we funded 14% of total distributions with cash flows from other sources, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings. When we pay distributions in excess of earnings and we use cash flows from financing activities, including offering proceeds and borrowings, to fund distributions, then we have less funds available for operations and for acquiring properties and other investments, which could adversely impact our ability to pay distributions in future periods, may reduce our stockholders’ overall return and may result in the dilution of our stockholders’ investment. In addition, our Advisor or its affiliates could choose to receive shares of our common stock or interests in the Operating Partnership in lieu of cash or deferred fees or the repayment of advances to which they are entitled, and the issuance of such securities may dilute our stockholders’ interest in us. Furthermore, to the extent distributions exceed cash flow from operations, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder may recognize capital gain.

We have incurred net losses on an accounting principles generally accepted in the United States of America ("GAAP") basis in the past and may continue to incur such losses in the future.

For the years ended December 31, 2025, 2024 and 2023, we have incurred net losses, on a GAAP basis, of $17.6 million, $47.1 million and $38.6 million, respectively. As a result, we had accumulated distributions in excess of earnings balances, on a GAAP basis, of approximately $929.3 million, $776.6 million and $573.3 million, respectively, as of December 31, 2025, 2024 and 2023. Our net losses and the related accumulated distributions in excess of earnings balances for these periods are primarily attributable to non-cash depreciation and amortization of our real estate investments. Therefore, we may continue to incur net losses and accumulated distributions in excess of earnings balances in the future.

Payments to the holders of OP Units will reduce cash available for distribution to our stockholders.

An affiliate of Hines has received units of limited partnership interests in the Operating Partnership (“OP Units”) in return for its $190,000 contribution to the Operating Partnership. Our Advisor or its affiliates may also choose to receive OP Units in lieu of certain fees. The holders of all OP Units will be entitled to receive cash from operations pro rata with the distributions being paid to us and such distributions to the holder of the OP Units will reduce the cash available for distribution to our stockholders.

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

Our valuation procedures generally provide that our Advisor will adjust a investment property’s valuation, as necessary, based on known events that have a material impact on the most recent value (adjustments for non-material events may also be made). We are dependent on our Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues, as well as positive events such as new lease agreements) that may cause the value of a property to change materially and to promptly notify the independent valuation advisor so that the information may be reflected in our real estate portfolio valuation. Events may transpire that, for a period of time, are unknown to us or the independent valuation advisor that may affect the value of a property, and until such information becomes known and is processed, the value of such asset may differ from the value used to determine our NAV. In addition, although we may have information that suggests a change in value of a property may have occurred, there may be a delay in the resulting change in value being reflected in our NAV until such information is appropriately reviewed, verified and processed. Where possible, adjustments generally are made based on events evidenced by proper final documentation. It is possible that an adjustment to the valuation of a property may occur prior to final documentation if the independent valuation advisor determines that events warrant adjustments to certain assumptions that materially affect value. However, to the extent that an event has not yet become final based on proper documentation, its impact on the value of the applicable property may not be reflected (or may be only partially reflected) in the calculation of our NAV.

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

Governance

Our board of directors oversees the implementation of Hines’ cybersecurity risk management program and receives periodic reports from Hines’ Global Head of Technology (the “CTO”) and Chief Information Security Officer (the “CISO”) regarding the effectiveness of Hines’ cybersecurity risk management program. Additionally, our board of directors will receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds.

Hines’ CISO and CTO are principally responsible for overseeing the cybersecurity risk management program, in partnership with other Hines leaders. The CISO has more than 30 years of experience in the IT industry, with over 20 years spent working with cybersecurity design and implementation, as well as infrastructure, audit, design, operation, and as the head of Hines’ IT security and compliance practice. The CTO has over 25 years of experience in enterprise technology and digital transformation.

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

Item 2.  Properties

As of December 31, 2025, we owned 55 real estate investments. The following table provides additional information regarding each of these properties, including DST properties, and is presented as of December 31, 2025.

Property (1)	Location	Date Acquired	Leasable Square Feet	Percent Leased
Office Investments
Domestic Office
Cottonwood Corporate Center	Salt Lake City, Utah	7/2016	486,120	94%
1015 Half Street	Washington D.C.	5/2021	403,514	82%
Waypoint	Torrance, California	12/2021	146,478	92%
Liberty Station	San Diego, California	1/2022	187,230	96%
1315 N. North Branch	Chicago, Illinois	2/2022	108,267	85%
200 Park Place (2)	Houston, Texas	7/2022	206,943	100%
IBM 500 Campus	Durham, North Carolina	12/2023	773,885	100%
Total Domestic Office			2,312,437	94%

International Office
Worship Square	London, United Kingdom	11/2025	139,639	97%
Total International Office			139,639	97%
Total Office			2,452,076	94%

Industrial Investments
Domestic Industrial
Bassett Technology Park	Santa Clara, California	8/2020	419,256	81%
6000 Schertz Parkway	Schertz, Texas	12/2020	1,262,294	100%
900 Patrol Road	Jeffersonville, Indiana	5/2021	1,015,740	100%
I-70 Logistics Center	Columbus, Ohio	8/2023	697,829	100%
Upton Crossing	Wilmington, Massachusetts	5/2025	214,680	81%
Georgia International Trade Center (2)	Rincon, Georgia	5/2025	2,234,636	100%
I-85 Logistics	Piedmont, South Carolina	5/2025	408,240	100%
Total Domestic Industrial			6,252,675	98%

Central Europe Industrial
Fresh Park Venlo	Venlo, Netherlands	10/2018	3,414,402	93%
ABC Westland	The Hague, Netherlands	5/2019	1,776,528	98%
Gdańsk PL II	Gdańsk, Poland	9/2019	346,996	100%
Łódź Urban Logistics	Łódź, Poland	9/2019	387,672	100%
Madrid Airport Complex (3)	Madrid, Spain	6/2020	—	—%	(3)
Eastgate Park	Prague, Czech Republic	10/2021	420,888	95%
Tortona Logistics	Tortona, Italy	12/2024	1,146,066	100%
Total Central Europe Industrial			7,492,552	96%

U.K. Industrial
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	11/2019	145,452	100%
DSG Bristol	Bristol, United Kingdom	11/2019	269,089	100%
Wakefield Logistics	Wakefield, United Kingdom	7/2020	207,115	100%
5100 Cross Point	Coventry, United Kingdom	12/2020	146,652	100%
Central City Coventry	Coventry, United Kingdom	3/2022	399,124	100%
Total U.K. Industrial			1,167,432	100%
Total Industrial			14,912,659	97%

Property (1)	Location	Date Acquired	Leasable Square Feet	Percent Leased
Residential/Living Investments
Domestic Residential/Living
The Alloy (2)(4)	College Park, Maryland	11/2019	230,362	96%
The Emerson (2)(5)	Centreville, Virginia	1/2020	328,341	94%
Center Place (6)	Providence, Rhode Island	12/2021	242,261	93%
Gables Station (2)(7)	Miami, Florida	8/2022	612,527	97%
EMME (2)(8)	Chicago, Illinois	6/2023	134,908	97%
Diridon West (2)(9)	San Jose, California	1/2024	197,774	94%
Duboce Apartments (10)	San Francisco, California	9/2024	70,511	99%
E2 Apartments (2)(11)	Evanston, Illinois	12/2024	304,041	97%
Runway - Living (12)	Los Angeles, California	9/2025	384,621	93%
Left Bank (2)(13)	Chicago, Illinois	11/2025	345,320	94%
Total Domestic Residential/Living			2,850,666	95%

International Residential/Living
Montrose Student Residences (14)	Dublin, Ireland	3/2017	51,649	100%
Queen’s Court Student Residences (15)	Reading, United Kingdom	10/2017	105,895	95%
Glasgow West End (16)	Glasgow, United Kingdom	9/2019	232,428	95%
Total International Residential/Living			389,972	95%
Total Residential/Living			3,240,638	95%

Retail Investments
Domestic Retail
Rookwood (2)	Cincinnati, Ohio	1/2017	594,407	97%
Promenade Shops at Briargate	Colorado Springs, Colorado	9/2019	238,990	100%
Waverly Place	Cary, North Carolina	6/2022	207,799	88%
Montrose Collective (2)	Houston, Texas	7/2025	189,212	99%
Runway - Retail	Los Angeles, California	9/2025	250,011	88%
Clay Terrace	Carmel, Indiana	12/2025	493,423	97%
Total Domestic Retail			1,973,842	96%

International Retail
Junction 27	Leeds, United Kingdom	3/2025	131,145	100%
The Peel Centre	Bracknell, United Kingdom	6/2025	168,342	88%
Total International Retail			299,487	93%
Total Retail			2,273,329	95%

Other Investments (17)
5301 Patrick Henry	Santa Clara, California	2/2021	129,199	100%
Bradley Business Center	Chicago, Illinois	11/2021	467,410	95%
WGN Studios	Chicago, Illinois	11/2021	131,515	100%
Burbank Media Studios (2)	Burbank, California	2/2022	85,285	100%
NE Walker Road	Hillsboro, Oregon	4/2022	212,363	—%	(19)
Nashville Self Storage Portfolio (18)	Nashville, Tennessee	7/2022	354,537	84%
Sutter Medical Plaza	Sacramento, California	10/2024	143,210	100%
Total Other			1,523,519	81%

Total for All Investments			24,402,221	95%
(1)On December 31, 2025, we effectively owned a 99.99% interest in the 55 properties acquired prior to December 31, 2025 through our ownership interest in the Operating Partnership as its sole general partner. HALP II, an affiliate of Hines, owned the remaining 0.01% interest in the Operating Partnership.
(2)Held through our DST Program as of December 31, 2025. See Item 8. “Note 5 — DST Program” for additional information.
(3)In January 2024, we commenced the redevelopment of the Madrid Airport Complex following the expiration of the tenant’s lease on December 31, 2023.

The new project will consist of a three building, 700,000 square foot Class-A logistics park. The new park will be re-branded as Nexus Barajas and provide future tenants a superior last mile distribution location and is expected to be completed in the first quarter of 2026.
(4)The Alloy consists of 275 units with an average effective monthly rental rate of $2,429 per unit as of December 31, 2025.
(5)The Emerson consists of 355 units with an average effective monthly rental rate of $2,377 per unit as of December 31, 2025.
(6)Center Place consists of 223 units with an average effective monthly rental rate of $3,621 per unit as of December 31, 2025.
(7)Gables Station consists of 495 units with an average effective monthly rental rate of $4,306 per unit as of December 31, 2025.
(8)EMME consists of 199 units with an average effective monthly rental rate of $2,929 per unit as of December 31, 2025.
(9)Diridon West consists of 249 units with an with an average effective monthly rental rate of $3,191 per unit as of December 31, 2025.
(10)Duboce Apartments consists of 87 units with an average effective monthly rental rate of $4,172 as of December 31, 2025.
(11)E2 Apartments consists of 352 units with an average effective monthly rental rate of $3,376 as of December 31, 2025.
(12)Runway consists of 420 units with an average effective monthly rental rate of $4,387 as of December 31, 2025.
(13)Left Bank consists of 451 units with an average effective monthly rental rate of $2,735 as of December 31, 2025.
(14)Montrose Student Residences consists of 210 beds with an average effective weekly rental rate of €338 (approximately $397 assuming a rate of $1.17 per EUR as of December 31, 2025) per bed.
(15)The Queen’s Court Student Residences consists of 395 beds with an average effective weekly rental rate of £251 (approximately $337 assuming a rate of $1.35 per GBP as of December 31, 2025) per bed.
(16)Glasgow West End consists of 606 beds with an average effective weekly rental rate of £294 (approximately $395 assuming a rate of $1.35 per GBP as of December 31, 2025) per bed.
(17)Includes properties that do not meet any of the other asset categories. As of December 31, 2025, these properties include a manufacturing research and design campus, a local TV network studio, a studio building, a self-storage portfolio, and mixed-use facilities.
(18)Nashville Self Storage Portfolio is comprised of five self storage properties located in greater Nashville, Tennessee.
(19)The tenant’s lease expired on December 31, 2025 and the tenant vacated. The Company is currently evaluating options for the re-leasing of the property and/or sale.

Recent Acquisitions of Investment Property

In March 2025, the Company acquired Junction 27, a retail park property located in Leeds, United Kingdom. The contract purchase price was £54.6 million (approximately $70.8 million, assuming a rate of $1.30 per £1.00 as of the acquisition date), exclusive of transaction costs and closing prorations.

In May 2025, the Company acquired I-85 Logistics Center, an industrial property located in Piedmont, South Carolina. The contract purchase price was $40.7 million, exclusive of transaction costs and closing prorations.

In May 2025, the Company acquired Georgia International Trade Center, an industrial property located in Rincon, Georgia. The contract purchase price was $194.4 million, exclusive of transaction costs and closing prorations.

In May 2025, the Company acquired Upton Crossing, an industrial property located in Wilmington, Massachusetts. The contract purchase price was $72.8 million, exclusive of transaction costs and closing prorations.

In June 2025, the Company acquired The Peel Centre, a retail park property located in Bracknell, United Kingdom. The contract purchase price was £49.0 million (approximately $66 million, assuming a rate of $1.35 per £1.00 as of the acquisition date), exclusive of transaction costs and closing prorations.

In July 2025, the Company acquired Montrose Collective, a retail property located in Houston, Texas. The contract purchase price was $137.6 million, exclusive of transaction costs and closing prorations.

In September 2025, the Company acquired Runway Playa Vista, a mixed-use property comprised of a residential/living property and retail a property located in Los Angeles, California. The contract purchase price for Runway - Residential/Living and Runway - Retail, were $246.4 million and $156.6 million, respectively, exclusive of transaction costs and closing prorations.

In November 2025, the Company acquired Left Bank, a residential property located in Chicago, Illinois. The contract purchase price was $151.0 million, exclusive of transaction costs and closing prorations.

In November 2025, the Company acquired Worship Square, an office property located in London, United Kingdom. The contract purchase price was £171.0 million (approximately $226.2 million, assuming a rate of $1.32 per £1.00 as of the acquisition date), exclusive of transaction costs and closing prorations.

In December 2025, the Company acquired Clay Terrace, a retail property located in Carmel, Indiana. The contract purchase price was $203 million, exclusive of transaction costs and closing prorations.

Recent Dispositions of Investment Property

On February 10, 2025, the Company sold Maintal Logistics for a contract sales price of €191.5 million (approximately $198.5 million, assuming a rate of $1.04 per Euro as of the disposition date) exclusive of transaction costs and closing prorations. The purchaser is not affiliated with the Company or its affiliates.

On February 17, 2026, the Company sold Briargate for a contract sales price of $150.7 million exclusive of transaction costs and closing prorations. The purchaser is not affiliated with the Company or its affiliates.

Investment Type

Our portfolio is comprised of investments in a variety of real estate asset classes. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of December 31, 2025 (the “Estimated Values”), which are consistent with the values used to determine our NAV per share as of that date.

Lease Expirations

The following table lists the scheduled lease expirations and related expiring base rents of our commercial properties for each of the years ending December 31, 2026 through December 31, 2035 and the period thereafter for the commercial properties we owned as of December 31, 2025. It does not include the effect of our residential/living or student housing properties due to the short term nature of these leases. The table also shows the approximate leasable square feet represented by the applicable lease expirations.

		Leasable Area
Year	Number of Leases	Approximate Square Feet	Percent of Total Leasable Area	Annual Base Rental Income of Expiring Leases (in thousands)	Percent of Total Annual Base Rental Income
2026	79	915,916	4.6%	$697,767	73.2%
2027	77	1,965,273	9.7%	$24,846	2.6%
2028	78	4,311,932	21.4%	$39,509	4.1%
2029	76	1,230,178	6.1%	$26,914	2.8%
2030	78	3,104,516	15.4%	$32,765	3.4%
2031	54	1,100,140	5.5%	$23,370	2.5%
2032	44	452,545	2.3%	$12,574	1.3%
2033	35	2,182,455	10.8%	$22,999	2.4%
2034	34	1,696,453	8.4%	$19,687	2.1%
2035	34	1,377,429	6.8%	$21,318	2.2%
Thereafter	41	1,721,945	9.0%	$31,113	3.4%

Market Concentration
The following charts depict the location of our real estate investments as of December 31, 2025. Approximately 71% of our portfolio is located throughout the United States and approximately 29% is located internationally (based on our pro rata share of the Estimated Value of each of the real estate investments).

Industry Concentration

The following chart provides a summary of the industry concentration of the tenants in our commercial properties based on their leased square footage as of December 31, 2025:

*Other is made up of industries which individually comprise less than 3% of our portfolio and includes: Healthcare, Finance and Insurance, Government, Arts, Entertainment, and Recreation, Information, Other Services, Oil and Gas, Hospitality, Utilities, Education Services and Construction.

Item 3.  Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of March 30, 2026, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The table below discloses each class of shares of our common stock outstanding as of December 31, 2025, which were in the aggregate held by a total of 39,042 stockholders. The number of stockholders is based on the records of our registrar and transfer agent. There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder.

	Class T	Class S	Class D	Class I	Class AX	Class JX
Shares outstanding	30,124	37,501	38,994	160,838	30,486	82

On January 15, 2026, we announced a new net asset value (“NAV”) per share of our common stock of $9.82 as of December 31, 2025. The NAV was determined by us and our Advisor and was approved by our valuation committee and the board of directors. The new NAV per share was determined in accordance with our valuation policy in effect prior to the Restructuring and utilizing guidelines established by the Investment Program Association Practice Guideline 2013-01 — “Valuation of Publicly Registered, Non-Listed REITs” issued on April 29, 2013.

Shares in our Public Offerings are offered at the “transaction price,” plus applicable upfront selling commissions and dealer manager fees. The “transaction price” generally will be equal to the most recently determined NAV per share as of the end of the prior month. We began determining an NAV per share on a monthly basis as of the end of January 2018. However, we may offer shares at a price that we believe reflects the NAV per share of such stock more appropriately than the prior month’s NAV per share, including by updating a previously disclosed transaction price, in cases where we believe there has been a material change (positive or negative) to our NAV per share since the end of the prior month. Subsequent to December 31, 2025, we have determined NAVs per share as of January 31, 2026 and February 28, 2026 of $9.82 per share and $9.82 per share, respectively. For additional information regarding the valuation methodologies and assumptions used to determine our NAV as of January 31, 2026 and February 28, 2026, please refer to our Current Reports on Form 8-K filed on February 12, 2026 and March 17, 2026, respectively, with the SEC. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — NAV History” for additional information regarding changes in our NAV.

The below information describes the valuation methodologies, assumptions and limitations used in determining our NAV as of December 31, 2025. We cannot assure you that this NAV per share, or the method used to establish it, complies with the ERISA or IRS requirements.

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our NAV. Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at www.hinesglobalincometrust.com and is also available on our toll-free information line at (888) 220-6121. See our Valuation Policy and Procedures incorporated by reference into this Annual Report on Form 10-K for a more detailed description of our valuation procedures, including important disclosure regarding interim investment property valuations provided by our Advisor and reviewed by Altus Group U.S., Inc., or Altus. Altus is the independent valuation advisor we have engaged to prepare appraisal reviews and carry out a review of the calculation of the NAV per share for each class of shares of our common stock. All parties engaged by us in the calculation of our NAV, including the Advisor, are subject to the oversight of our valuation committee. Generally, all of our investment properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus. Altus reviewed the calculation of the new NAV per share of our common stock as of December 31, 2025, as set forth below. Additionally, although not required by our valuation policy, our valuation committee and our board of directors have approved the NAV per share as of December 31, 2025, as calculated by us and our Advisor.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of December 31, 2025 (the NAV per share is the same for each class of shares of our common stock):

December 31, 2025
Gross Amount
(in thousands)
Investments in real estate	$6,330,739
Investments in real estate-related securities	172,127
Cash, cash equivalents and restricted cash	181,785
Accounts receivable and other assets	70,254
Mortgage notes, term loans and revolving credit facilities	(2,390,416)
Accrued performance participation allocation	(24,795)
Payables and other liabilities	(1,413,169)
NAV	$2,926,525
Shares outstanding	298,022
NAV per common share outstanding	$9.82

The valuations of our investment properties as of December 31, 2025 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type. However, the table below excludes assumptions related to properties acquired in the past 12 months and are being carried at their purchase price. In accordance with our valuation policy, the acquisition cost of these properties may serve as their value for a period of up to one year following their acquisition.

	Office	Industrial	Retail	Residential / Living	Other	Weighted-Average Basis
Exit capitalization rate	6.96%	5.53%	6.14%	5.49%	6.43%	5.85%
Discount rate / internal rate of return (“IRR”)	8.32%	7.15%	7.03%	7.13%	7.51%	7.33%
Average holding period (years)	8.8	8.6	9.6	9.5	7.9	9.0

A change in the rates used would impact the calculation of the value of our investment properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our investment properties:

Input	Hypothetical Change	Office	Industrial	Retail	Residential / Living	Other	Weighted-Average Values
Exit capitalization rate (weighted-average)	0.25% decrease	2.82%	3.51%	2.51%	3.03%	1.08%	2.94%
	0.25% increase	(1.79)%	(3.28)%	(2.31)%	(2.54)%	(3.60)%	(2.77)%
Discount rate (weighted-average)	0.25% decrease	2.03%	1.91%	1.86%	1.97%	0.44%	1.81%
	0.25% increase	(1.90)%	(1.63)%	(1.82)%	(1.76)%	(3.10)%	(1.86)%

The following table reconciles stockholders’ equity and noncontrolling interests per our consolidated balance sheet to our NAV as of December 31, 2025:

December 31, 2025
Gross Amount
(in thousands)
Total stockholder’s equity	$1,978,676
Adjustments:
Accrued distribution and stockholder servicing fees and issuer costs (1)	51,082
Unrealized net appreciation of real estate investments and debt (2)	274,781
Accumulated depreciation and amortization (3)	575,114
Other adjustments (4)	46,872
Net asset value	$2,926,525
(1)     Our consolidated balance sheet as of December 31, 2025 includes a liability of $49.6 million related to distribution and stockholder servicing fees payable to our Dealer Manager in future periods with respect to shares of its common stock. The NAV per share as of December 31, 2025 does not include any liability for distribution and stockholder servicing fees that may become payable after December 31, 2025, since these fees may not ultimately be paid in certain circumstances, including if Hines Global was liquidated or if there was a listing of our common stock.
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

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2019 through March 31, 2026 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each outstanding share class, less any applicable distribution and stockholder servicing fees. Distributions are declared on all outstanding classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the Company’s distribution reinvestment plan were reinvested in shares of the same class as the shares on which the distributions were made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The table below outlines the net cash distributions declared for each class of shares for the years ended December 31, 2025, 2024 and 2023. The net distributions presented below are representative of the gross distribution rate declared by our board of directors less any applicable ongoing distribution and stockholder servicing fees. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Distribution History” for additional information regarding our distributions.

	Year Ended December 31,
	2025		2024		2023
Distributions declared per Class AX share, net	$0.63		$0.63		$0.63
Distributions declared per Class TX share, net	$—	(1)	$—	(1)	$0.26	(1)
Distributions declared per Class IX share, net	$—	(2)	$—	(2)	$0.45	(2)
Distributions declared per Class JX share, net	$0.63	(3)	$0.63	(3)	$0.63	(3)
Distributions declared per Class T share, net	$0.52		$0.52		$0.52
Distributions declared per Class S share, net	$0.54		$0.54		$0.54
Distributions declared per Class D share, net	$0.60		$0.60		$0.60
Distributions declared per Class I share, net	$0.63		$0.63		$0.63
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

We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our public offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the years ended December 31, 2025, 2024 and 2023, we funded 14%, 12% and 26% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings.

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

The following table outlines the taxability of our distributions paid during the years ended December 31, 2025 and 2024 as a percentage of total distributions. The taxability of the distributions may not be indicative of taxability in future periods.

	Ordinary Income	Capital Gains	Return of Capital
Year ended December 31, 2025	—%	—%	100%
Year ended December 31, 2024	—%	—%	100%

Recent Sales of Unregistered Securities

On October 17, 2025, November 1, 2025 and December 17, 2025, we sold 37,961, 18,074 and 212,433.538 Class I shares of our common stock, respectively (collectively, the "Private Placement Shares"), each in a private placement conducted pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The Private Placement Shares were sold at a price of $9.81 per share, $9.76 per share and $9.78 per share, respectively, the most recently determined NAV per share at the time of the sale, for an aggregate price of approximately $372,400, $176,400 and $2,077,600, respectively.
On November 1, 2025, 7,645.26 restricted common shares were granted to each of our independent directors, Messrs. Dougal A. Cameron and John O. Niemann, Jr, Dr. Ruth J. Simmons, and Ms. Diane S. Paddison. The restricted shares were issued without registration under the Securities Act, in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act.
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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
October 1, 2025 to October 31, 2025	2,224,181	$9.80	2,224,181	3,563,046
November 1, 2025 to November 30, 2025	1,858,937	$9.81	1,858,937	3,952,256
December 1, 2025 to December 31, 2025	1,494,413	$9.76	1,494,413	4,399,299
Total	5,577,531		5,577,531
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

This section of this Form 10-K generally discusses activities for the fiscal years ended December 31, 2025 and 2024 and comparisons for the years then ended. Discussions of activities for the fiscal year ended December 31, 2023 and comparisons for the fiscal years ended December 31, 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

We raise capital for our investments through continuous public offerings of our common stock (collectively, the “Public Offerings”). We commenced our initial public offering of up to $2.5 billion in shares of our common stock in August 2014 and launched our most recent public offering, our fourth public offering of up to $2.5 billion in shares of common stock, on February 4, 2025 (the "Fourth Offering or, the "Offering"). It is our intention to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we intend to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. As of December 31, 2025, we had received aggregate gross offering proceeds of $4.0 billion from the sale of 388.2 million shares through our Public Offerings, including shares issued pursuant to our distribution reinvestment plan.

In addition to our Public Offerings, through our Operating Partnership, we have a program to raise up to $3.0 billion of capital through private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of December 31, 2025, we held twelve properties through the DST Program, and have raised net offering proceeds of $1.2 billion through the DST Program offerings. See Item 8. “Financial Statements and Supplementary Data — Note 5 — DST Program” for additional information.

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. We acquired eleven investments in real estate assets during the year ended December 31, 2025 for a total net purchase price of $1.6 billion, using proceeds from our Public Offerings, proceeds from debt financing and proceeds from the sale of Maintal Logistics in February 2025. As of December 31, 2025, we owned interests in 55 real estate investments consisting of 24.4 million square feet of leasable space that were 95% leased. See Item 2. “Properties” for additional information regarding our real estate investments.

Summary of 2025 Activities

Presented below are highlights of our activities during the year ended December 31, 2025:
Capital Raising and Performance
•For the year ended December 31, 2025 we raised $525.7 million of gross proceeds from the sale of common stock through our Offerings, including shares issued pursuant to our distribution reinvestment plan. Additionally, we raised net offering proceeds of $688.6 million through the DST Program.

•For the year ended December 31, 2025 we declared distributions of $170.0 million. Our gross annualized distribution rate has remained at $0.625 per share since January 2019.
•For the year ended December 31, 2025 we redeemed $251.2 million in shares of our common stock pursuant to our share redemption program.
•Recent years have been characterized by challenging macroeconomic conditions and elevated interest rates. Despite this environment, Hines Global maintained its stable annualized distribution rate of $0.625 and had a year-to-date total return of 6.46% for Class I shares for the year ended December 31, 2025. Total return is calculated as the change in our NAV per share during the respective period, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares. Refer to “Performance Summary of Share Classes” below for a more comprehensive summary of the performance of all our share classes.
Investments and Financing Activities
•We acquired eleven additional real estate investments, including an addition to an existing property in our portfolio, during the year ended December 31, 2025. These acquisitions comprise 5.0 million square feet for an aggregate net purchase price of $1.6 billion. See Item 2. “Properties—Recent Acquisitions of Investment Property” for additional information regarding our acquisitions during the year ended December 31, 2025.
•Interest rates rose dramatically throughout 2022 and 2023 and have remained elevated, increasing the weighted average interest rate on our total outstanding debt from 1.83% as of December 31, 2021 to 4.03% as of December 31, 2025 (including the effect of interest rate contracts). Approximately 82% of our total debt outstanding as of December 31, 2025 has fixed interest rates or has been fixed through the use of interest rate caps and swaps. Our portfolio was levered at 36%, 34%, and 33% as of December 31, 2025, 2024, 2023, respectively, based on the values of our real estate investments.

NAV History

We began determining a NAV per share on a monthly basis in January 2018. As noted in the chart below, the NAV increased throughout 2018 and 2019, but fell to a low of $9.71 as of April 30, 2020 driven primarily by the adverse impact on global commercial activity and volatility in financial markets caused by the Coronavirus pandemic, which affected the performance and value of our investment properties during that time. Further, despite a strong performance during 2021 and the first half of 2022, our NAV per share fell from its peak in June 2022, primarily as a result of higher interest rates, challenging macroeconomic conditions and a strong U.S. dollar. Set forth below is additional historical information regarding our NAV per share since February 29, 2016 (the date as of which our board of directors first determined an NAV per share).

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
The table below discloses the total returns for the classes of shares that are available for investment:

As of December 31, 2025
Shares Class (1)	1-Year	3-Year	5-Year	ITD
Class I Shares (2)	6.46%	2.78%	5.60%	6.48%
Class D Shares (2)	6.19%	2.53%	5.34%	6.21%
Class S Shares (No Sales Load) (3)	5.56%	1.91%	4.69%	5.51%
Class S Shares (With Sales Load) (4)	1.83%	0.72%	3.94%	5.04%
Class T Shares (No Sales Load) (3)	5.40%	1.76%	4.55%	5.42%
Class T Shares (With Sales Load) (4)	1.68%	0.57%	3.81%	4.96%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment:

As of December 31, 2025
Shares Class (1)	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	6.46%	2.78%	5.60%	7.21%
Class AX Shares (With Sales Load)	N/A	N/A	N/A	6.13%
Class TX Shares (No Sales Load)	N/A	1.76%	4.55%	6.27%
Class TX Shares (With Sales Load)	N/A	N/A	N/A	5.68%
Class IX Shares (No Sales Load)	N/A	2.53%	5.34%	6.26%
Class IX Shares (With Sales Load)	N/A	N/A	N/A	6.16%
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

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. For the year ended December 31, 2025, the Company determined that one of its properties (which was measured using level 3 inputs) was impaired as a result of the loss of a major tenant. As a result, the Company recorded an impairment charge of $3.1 million. For the year ended December 31, 2024, the Company did not record any impairment charges. See Note 10 - Fair Value Measurements for additional information.

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

Interest rates rose dramatically throughout 2022 and 2023 and have remained elevated, increasing the weighted average interest rate on our total outstanding debt from 1.83% as of December 31, 2021 to 4.03% as of December 31, 2025 (including the effect of interest rate contracts). However, we have maintained a lower leverage ratio using available proceeds from our public offerings and from the DST Program, to offset some of the higher interest costs. Additionally, we entered into interest rate contracts on our variable-rate debt to reduce our exposure to rising interest rates. Approximately 82% of our total debt outstanding as of December 31, 2025 has fixed interest rates or has been fixed through the use of interest rate caps.

We have $141.7 million of secured mortgage loans coming due during 2026 and $445.3 million of secured mortgage loans coming due during 2027 related to several of our international properties. We generally expect to refinance these loans. However, if we are unable to refinance any of these loans at acceptable terms, we may repay the loans using cash on hand, proceeds from the Public Offerings or the DST Program, proceeds from the sale of our properties or cash available from the JPMorgan Credit Facility.See Item 1. “Business — Financing Strategy and Policies” for additional information regarding our financing strategy.

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

Cash flows from operating activities for the year ended December 31, 2025 increased by $0.6 million compared to the same period in the prior year. This increase in operating cash flow is primarily due to the investment of over $2.1 billion in additional investments in real estate during 2024 and 2025, as offset by higher interest costs. Additionally, the following factors also contributed to the increase in operating cash flows in the current period:
•We acquired eleven additional real estate investments since December 31, 2024.
•We made cash payments for tenant inducements and leasing commissions amounting to $14.8 million during the year ended December 31, 2025, compared to $12.7 million during the year ended December 31, 2024.

Cash Flows from Investing Activities

Net cash used in investing activities for the years ended December 31, 2025 and 2024 were primarily due to the following:

2025
•Payments of $1.6 billion primarily related to the acquisitions of eleven real estate investments.
•Capital expenditures of approximately $76.5 million at our investment properties.
•We received net proceeds of $183.5 million from the sale of Maintal Logistics.
•Payments of $65.1 million to purchase real estate-related securities. We also received proceeds of $53.5 million from the sale of real estate-related securities.
•Payments of $35.3 million to enter into new interest rate contracts.
•We received payments of $26.3 million from counterparties in relation to our positions in interest rate contracts.

2024
•Payments of $506.0 million primarily related to the acquisition of six real estate investments.
•Capital expenditures of approximately $71.8 million at our investment properties.
•We received net proceeds of $45.1 million from the sale of Miramar Activity Business Center. These proceeds were offset by sale costs incurred of $15.7 million related to the sale of Maintal Logistics, which sold in February 2025.
•Payments of $109.9 million to purchase real estate-related securities. We also received proceeds of $98.0 million from the sale of real estate-related securities.
•Payments of $30.8 million to enter into new interest rate contracts.
•We received payments of $42.8 million from counterparties in relation to our positions in interest rate contracts.

Cash Flows from Financing Activities

Our Public Offerings

We raised gross proceeds of $435.4 million and $235.9 million, respectively, from our Public Offerings during the years ended December 31, 2025 and 2024, respectively, excluding proceeds from the distribution reinvestment plan. In addition, during the years ended December 31, 2025 and 2024, we redeemed $251.2 million and $239.9 million in shares of our common stock pursuant to our share redemption program, respectively.

In addition to the investing activities described previously, we use proceeds from our Public Offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the years ended December 31, 2025 and 2024, we made payments of $9.5 million and $10.5 million, respectively, for selling commissions, dealer manager fees and distribution and stockholder servicing fees related to our Public Offerings. Selling commissions, dealer manager fees and distribution and stockholder servicing fees vary for each share class as described more fully in Note 9 — Related Party Transactions. The change in these fees is generally attributable to the amount of offering proceeds raised, but is also impacted by variations in the amount of each share class sold during the year.
We reimburse the Advisor for any organization and offering costs incurred, which consist of issuer costs and certain underwriting costs (but excluding selling commissions, dealer manager fees and distribution and stockholder servicing fees) related to our Public Offerings, to the extent cumulative organization and offering costs paid by us do not exceed an amount equal to 2.5% of gross offering proceeds from our public offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and distribution and stockholder servicing fees may not exceed 15% of gross proceeds from our Public Offerings. During the years ended December 31, 2025 and 2024, we reimbursed the Advisor $7.6 million and $8.3 million for organization and offering costs, respectively.

Distributions

With the authorization of our board of directors, we declared distributions monthly from January 2019 through March 31, 2026 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class, less any applicable distribution and stockholder servicing fees. Distributions are made on all outstanding classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders during the years ended December 31, 2025, 2024, and 2023 were $168.4 million, $155.5 million and $151.1 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been and may continue to be paid at least partially from other sources, such as proceeds from the sales of assets, proceeds from our debt financings, proceeds from our Public Offerings, cash advances by our Advisor and/or cash resulting from a waiver or deferral of fees. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the years ended December 31, 2025, 2024 and 2023 we funded 14%, 12%, and 26%, respectively of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings.

The following table outlines our total distributions declared to stockholders for the years ended December 31, 2025, 2024 and 2023, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands).

	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$78,789	46%	$72,422	46%	$71,491	47%
Reinvested in shares	91,202	54%	83,677	54%	80,252	53%
Total	$169,991	100%	$156,099	100%	$151,743	100%
Sources of Distributions
Cash flows from operating activities	$54,666	32%	$54,040	35%	$31,179	21%
DRP (2)	91,202	54%	83,677	53%	80,252	53%
Cash flows from other sources (3)	24,123	14%	18,382	12%	40,312	26%
Total	$169,991	100%	$156,099	100%	$151,743	100%
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

Debt Financings and Financing Obligations

Our portfolio was 36% leveraged as of December 31, 2025 (based on the most recent valuations of our real estate investments) with a weighted average interest rate of 4.03%. Below is additional information regarding our loan activity for the years ended December 31, 2025 and 2024.

2025
•We received proceeds from notes payable of $2.2 billion, which included $1.7 billion in draws on our JPMorgan Credit Facility, $246.5 million in private placement note issuances by the Operating Partnership and $278.2 million drawdowns on our existing loans and mortgages on our 2025 UK acquisitions.
•We made payments on notes payable of $1.6 billion, which is primarily comprised of $1.5 billion in payments on our JPMorgan Credit Facility.
•We made payments of $22.7 million in financing costs primarily related to the exercising of extension options on our JPMorgan Credit Facility, the issuance of private placement notes in September 2025, as well as modifications to our permanent mortgage financing.
•We received net proceeds of $688.6 million from our financing obligations related to our DST program, as described more fully in Note 5 — DST Program. We made payments of $2.6 million related to those financing obligations.
2024
•We received proceeds from notes payable of $732.1 million, which included $430.7 million in draws on our JPMorgan Credit Facility, $165.8 million in private placement note issuances by the Operating Partnership, $79.7 million relating to financing of the secured mortgage debt related to our acquisition of Tortona Logistics and $47.4 million relating to the refinancing of the secured mortgage debt on Fresh Park Venlo and ABC Westland.
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

Results of Operations

Year ended December 31, 2025 compared to the year ended December 31, 2024

The table below includes information regarding changes in our results of operations for the year ended December 31, 2025 compared to the year ended December 31, 2024, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in 2025 compared to 2024 as a result of significant additional investments in real estate. All amounts are in thousands, except for percentages:

	Year Ended December 31,		Change
	2025	2024	$	%
Revenues:
Rental revenue	$409,465	$336,456	$73,009	22%
Other revenue	15,738	12,451	3,287	26%
Total revenues	425,203	348,907	76,296	22%
Expenses:
Property operating expenses	161,525	134,599	26,926	20%
Depreciation and amortization	163,498	133,059	30,439	23%
Asset management fees	40,411	33,226	7,185	22%
Performance participation allocation	24,795	—	24,795	100%
General and administrative expenses	8,945	8,789	156	2%
Impairment losses	3,060	—	3,060	100%
Total expenses	402,234	309,673	92,561	30%
Other income (expenses):
Gain (loss) on derivative instruments	(177)	3,425	(3,602)	(105)%
Gain (loss) on investments in real estate-related securities	(4,125)	7,346	(11,471)	(156)%
Gain on sale of real estate	149,639	9,202	140,437	N/A*
Foreign currency gains (losses)	9,696	(185)	9,881	N/A*
Interest expense	(156,056)	(128,208)	(27,848)	22%
Other income and expenses	21,025	22,914	(1,889)	(8)%
Income (loss) before benefit (provision) for income taxes	42,971	(46,272)	89,243	(193)%
Benefit (provision) for income taxes	(2,049)	(821)	(1,228)	150%
Provision for income taxes related to sale of real estate	(23,333)	—	(23,333)	100%
Net income (loss)	$17,589	$(47,093)	$64,682	(137)%

* Not a meaningful percentage
Total revenues: The increase in total revenues is primarily the result of our acquisition activity. For example, in 2024 we invested over $487 million in additional real estate investments, which experienced a full year of operations during 2025. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
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

Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV. The increase in these fees is primarily due to the additional real estate investments made since January 1, 2025, partially offset by the decline in our NAV per share during the same period.
Performance Participation Allocation: Through its ownership of the special limited partner interest in the Operating Partnership, the Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return, subject to investors earning a 5% total return annually. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. The increase in the current period is due to total returns exceeding a 5% annualized return throughout 2025. The Advisor did not earn a performance participation allocation in 2024. Please see “— NAV and Distributions” above for additional information concerning the change in NAV per share.
General and administrative expenses: We generally expect our general and administrative expenses to continue to increase as we continue raising capital from our Public Offerings and incur additional stockholder costs, as a result.
Impairment losses: For the year ended December 31, 2025, we recorded impairment charges totaling $3.1 million on one of our properties related to the loss of the major tenant. The amount of impairment charges represents the amount by which the carrying value exceeded the estimated net realizable value. For the year ended December 31, 2024, we had no impairment charges.
Gain (loss) on derivative instruments: We enter into interest rate contracts in order to limit our exposure to rising interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. The loss recorded during the year ended December 31, 2025, were primarily related to the position of our interest rate contracts.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains (losses) related to securities sold during the year and unrealized gains (losses) based on values determined on a recurring basis. Interest and dividend income associated with such investments are recorded to other income and expenses, as discussed below. The loss recorded during the year ended December 31, 2025 reflects broader trends in the publicly traded REIT market during that period. For the year ended December 31, 2024, the gain was primarily due to continued recovery in the publicly traded REIT market following years of volatility.
Gain on sale of real estate: The gain on sale for the year ended December 31, 2025 primarily related to the sale of Maintal in February 2025 for a contract sale price of €191.5 million (approximately $198.5 million, assuming a rate of $1.04 per EUR as of the disposition date) .The gain on sale for the year ended December 31, 2024, is primarily related to the sale of Miramar Activity Business Center in November 2024 for a contract sale price of $46.0 million.
Foreign currency gains (losses): Foreign currency gains (losses) primarily reflects the effect of changes in foreign currency exchange rates on transactions that were denominated in currencies other than the functional currency of the related entity. During the years ended December 31, 2025 and 2024, these amounts primarily related to the effect of remeasuring debt and cash held in foreign currencies into their related functional currencies.
Interest expense: Interest expense increased primarily due to our financing obligations in connection with our DST Program and additional indebtedness outstanding during the period resulting from additional real estate investments acquired since December 31, 2024. Interest expense recorded for the year ended December 31, 2025 includes $52.6 million in interest expense related to our financing obligation in connection with our DST Program, compared to $26.4 million in the prior year. Additionally, interest expense for the years ended December 31, 2025 and 2024 excludes $26.0 million and $42.9 million respectively, earned in relation to payments from counterparties on effective interest rate contracts, which have been recorded to gain (loss) on derivative instruments.
Other income and expenses: Other income and expenses primarily relates to interest and dividend income associated with our investments in real estate-related securities, as well as dividend income received related to our unsold interests in properties held through the DST Program. The increase is primarily due to the increase in dividends for unsold interests received with respect to our DST offerings for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Benefit (provision) for income taxes: The increase in tax provision is primarily a result of changes in our net deferred tax assets and liabilities related to book-to-tax timing differences at our international subsidiaries.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned for the full periods presented. Same-store properties for the year ended December 31, 2025 includes 39 properties and excludes Madrid Airport Complex, which was closed in January 2024 to begin a redevelopment project. Please see Item 2. “Properties” for further information. The operating results of Madrid Airport Complex have been included in redeveloped properties in the below tables.

The following table presents revenues for the year ended December 31, 2025, as compared to the year ended December 31, 2024, by reportable segment. In total, revenues increased by $76.3 million, resulting primarily from our acquisition activity, as described previously. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Year Ended December 31,		Change
	2025	2024	$		%
Revenues
Same-store properties
Office investments	$81,141	$85,819	$(4,678)	(1)	(5)%
Industrial investments	97,220	89,691	7,529	(2)	8%
Residential/Living investments	91,241	88,434	2,807	(3)	3%
Retail investments	36,552	36,546	6		—%
Other investments	31,802	31,385	417		1%
Total same-store properties	$337,956	$331,875	$6,081		2%
Recent acquisitions	86,741	11,873	74,868		631%
Disposed properties	211	4,614	(4,403)		(95)%
Redeveloped properties	295	545	(250)		(46)%
Total revenues	$425,203	$348,907	$76,296		22%

(1)The decrease is primarily due to a reduction in lease amortization at 1015 Half Street related to lease renewals and a decrease in occupancy at 1315 N. North Branch during the second and third quarter of 2025.
(2)The increase is primarily due to an increase in rental revenues at ABC Westland following the addition of a new building in March 2025, as well as rental rate increases at both of our Dutch industrial properties due to favorable lease activity. Additionally, improved leasing at AMP and Lodz contributed to the increase.
(3)The increase is primarily due to an approximately $750,000 one-time benefit at Gables Station related to the release of escrowed proceeds from acquisition. Additionally, rental rates at our European student housing properties for the 2025/2026 school year were higher than the 2024/2025 school year, as well as increases in both occupancy and rental rates at multiple domestic residential/living properties compared to the prior year.

The following table presents the property expenses of each reportable segment for the year ended December 31, 2025, as compared to the year ended December 31, 2024. Property operating expenses include the ongoing costs of maintaining our properties. These essential, routine expenses are necessary to ensure the property remains functional and in good condition. Examples of property operating expenses include property taxes, property management fees, insurance, utilities, repairs and maintenance, legal and professional fees, salaries and wages of property management personnel, advertising costs and other miscellaneous services and costs. In total, property expenses increased as a result of our acquisition activity, as previously described. See below for additional explanation of notable changes in same-store property expenses. All amounts are in thousands, except for percentages.

	Year Ended December 31,		Change
	2025	2024	$		%
Property operating expenses
Same-store properties
Office investments	$27,510	$27,696	$(186)		(1)%
Industrial investments	35,583	34,255	1,328	(1)	4%
Residential/Living investments	43,098	40,887	2,211	(2)	5%
Retail investments	13,726	13,878	(152)		(1)%
Other investments	9,756	9,107	649	(3)	7%
Total same-store properties	$129,673	$125,823	$3,850		3%
Recent acquisitions	31,576	6,058	25,518		421%
Disposed properties	(72)	2,388	(2,460)		(103)%
Redeveloped properties	348	330	18		5%
Total property operating expenses	$161,525	$134,599	$26,926		20%

(1)The increase is primarily a result of increased operating expenses resulting from a new building acquisition at Fresh Park Venlo.
(2)The increase is primarily a result of increased repairs and maintenance at several of our residential/living properties, higher properties taxes and increased legal costs at Montrose Student Housing.
(3)The increase is primarily a result of an increase in real estate taxes and non-reoccurring expenses at one of our properties.

The following table presents revenues in excess of property expenses for the year ended December 31, 2025, as compared to the year ended December 31, 2024, by reportable segment. Total revenues in excess of property expenses increased primarily as a result of our significant recent acquisition activity, as previously described. See above for additional explanations of notable changes in same-store revenues in excess of expenses. All amounts below are in thousands, except for percentages:

	Year Ended December 31,		Change
	2025	2024	$		%
Revenues in excess of property operating expenses
Same-store properties
Office investments	$53,631	$58,123	$(4,492)	(1)	(8)%
Industrial investments	61,637	55,436	6,201	(2)	11%
Residential/Living investments	48,143	47,547	596		1%
Retail investments	22,826	22,668	158		1%
Other investments	22,046	22,278	(232)		(1)%
Total same-store properties	$208,283	$206,052	$2,231		1%
Recent acquisitions	55,165	5,815	49,350		849%
Disposed properties	283	2,226	(1,943)		(87)%
Redeveloped properties	(53)	215	(268)		(125)%
Total revenues in excess of property operating expenses	$263,678	$214,308	$49,370		23%

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the years ended December 31, 2025, 2024 and 2023 and the period from inception through December 31, 2025 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Years ended December 31,			Period from July 31, 2013 (date of inception) through December 31, 2025
	2025	2024	2023
Net income (loss)	$17,589	$(47,093)	$(38,587)	$(109,695)
Depreciation and amortization (1)	163,498	133,059	130,357	836,293
Impairment losses	3,060	—	813	3,873
Gain on sale of real estate	(149,639)	(9,202)	—	(325,956)
Taxes related to sale of real estate	23,333	—	—	33,969
(Gain) loss on securities (2)	4,125	(7,346)	(14,397)	(8,107)
Adjustments for noncontrolling interests (3)	—	—	—	117
Funds From Operations attributable to common stockholders	$61,966	$69,418	$78,186	$430,494
Basic and diluted income (loss) per common share	$0.06	$(0.18)	$(0.15)	$(0.96)
Funds From Operations attributable to common stockholders per common share	$0.22	$0.26	$0.30	$3.78
Weighted average shares outstanding	283,490	263,149	259,186	113,918

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•For the years ended December 31, 2025, 2024 and 2023, the Dealer Manager earned distribution and stockholder servicing fees of $7.2 million, $8.4 million and $10.4 million, respectively, which are paid by Hines Global. Total distribution and stockholder servicing fees earned by the Dealer Manager from inception through December 31, 2025 were $55.1 million.
•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. See Note 9 — Related Party Transactions, for additional information regarding the performance participation allocation. We do not consider the performance participation allocation in evaluating our operating performance. For the year ended December 31, 2025, we incurred $24.8 million in performance participation allocation. No performance participation allocation was earned for the years ended December 31, 2024 and 2023. For the year ended December 31, 2022, we incurred $18.8 million in performance participation allocation. Total performance participation allocation incurred was $82.3 million from inception through December 31, 2025.

•For the years ended December 31, 2025, 2024 and 2023, we recorded noncash adjustments primarily related to amortization of out-of-market lease intangibles, lease incentives and deferred financing costs and straight-line rent adjustments, deferred income taxes and payments related to our financing obligation in connection with our DST Program, which increased net income (loss) by $15.2 million, $8.1 million and $8.8 million, respectively. The total of such adjustments from inception through December 31, 2025 was $15.2 million.
•We recorded adjustments related to derivative instruments and foreign currencies, which reduced net income (loss) by approximately $15.8 million, increased net income by approximately $36.8 million and reduced net income by approximately $23.3 million for the years ended December 31, 2025, 2024 and 2023 respectively. The total of such adjustments from inception through December 31, 2025 reduced net income by $15.8 million.

As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from the sales of assets and proceeds from our debt financings to fund distributions to our stockholders. For example, for the years ended December 31, 2025, 2024, and 2023, we funded 14%, 12% and 26% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings. We have not placed a cap on the amount of distributions that may be paid from any of these sources.
From inception through December 31, 2025, we declared $819.2 million of distributions to our stockholders, compared to our total aggregate FFO of $430.5 million and our total aggregate net loss of $109.7 million for that period. For the year ended December 31, 2025, we declared $170.0 million of distributions to our stockholders compared to our total aggregate FFO of $62.0 million. For the years ended December 2024 and 2023, we declared $156.1 million and $151.7 million, respectively, of distributions to our stockholders compared to our total aggregate FFO of $69.4 million and $78.2 million, respectively.

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

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments and Subsequent Events

Promenade Shops at Briargate Disposition

On February 17, 2026 we sold the Promenade Shops at Briargate for a contract sales price of $150.7 million exclusive of transaction costs and closing prorations. The purchaser is not affiliated with us or our affiliates.

Junction One - Purchase and Sale Agreement

In February 2026, the Company entered into a purchase and sale agreement to purchase Junction One Retail Park, a retail property located in Liverpool, UK. The contract purchase price for Junction One Retail Park is expected to be approximately £50.0 million, exclusive of transaction costs and closing prorations. The Company expects the closing of this acquisition to occur in April 2026, subject to a number of closing conditions. However, the Company can provide no assurance that this acquisition will close on the expected timeline or at all.

*****

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of December 31, 2025, we were exposed to the market risks listed below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to invest in our real estate investment portfolio and operations. We use interest rate hedges in connection with our variable rate debt in order to limit our exposure to rising interest rates. We had $2.0 billion of variable-rate debt outstanding as of December 31, 2025. We have fixed the interest rates on $1.5 billion of our variable-rate debt outstanding through the use of interest rate contracts that are effective as of December 31, 2025. The remaining $426.1 million of our outstanding variable-rate debt is unhedged. If interest rates were to increase by 1%, we would incur an additional $4.3 million in interest expense on our debt. See Note 6 — Debt Financing in the Notes to the consolidated financial statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of December 31, 2025	Reduction in Net Income (Loss) for the Year Ended December 31, 2025
EUR	$26,188	$11,647
GBP	$30,612	$(549)

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

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Hines Global Income Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hines Global Income Trust, Inc., and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Investment Property - Refer to Notes 2 and 4 to the Financial Statements

Critical Audit Matter Description

During the year ended December 31, 2025, the Company acquired eleven investment properties (“the acquisitions”). The Company accounted for the acquisitions as asset acquisitions and allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed using their relative fair values. Estimates of fair values were based upon assumptions that the Company believes are similar to those used by market participants. These assumptions include, but are not limited to, the determination of market-based rental revenues, comparable land sales and replacement costs of the building.

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
•For certain acquisitions, we evaluated, with the assistance of our fair value specialists, the reasonableness of market-based rental revenues, comparable land sales, and replacement costs of the building by:
◦Assessing the reasonableness of the source information utilized by management by obtaining the information independently
◦Assessing the reasonableness of the valuation assumptions and inputs used by management for the estimated replacement costs
◦Developing a range of independent estimates and comparing that to assumptions used by management for market rent and comparable land sales
◦Recomputing the mathematical accuracy of the calculation
•Evaluated the assumptions for bias by comparing them to historical assumptions
/s/ Deloitte & Touche LLP

Houston, Texas
March 30, 2026

We have served as the Company’s auditor since 2013.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$4,928,448	$3,475,298
Investments in real estate-related securities	172,127	164,590
Cash and cash equivalents	172,148	132,413
Restricted cash	9,637	8,783
Derivative instruments	28,773	19,041
Tenant and other receivables, net	93,477	89,005
Intangible lease assets, net	408,529	250,747
Financing lease right-of-use asset, net	15,348	15,479
Deferred leasing costs, net	89,971	61,986
Deferred financing costs, net	6,274	615
Other assets	67,856	57,980
Total assets	$5,992,588	$4,275,937
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$123,713	$92,860
Due to affiliates	81,503	55,033
Intangible lease liabilities, net	82,557	54,113
Other liabilities	90,341	64,949
Financing lease liability	17,523	17,475
Financing obligations	1,231,287	545,410
Distributions payable	14,943	13,360
Notes payable, net	2,372,045	1,617,598
Total liabilities	4,013,912	2,460,798

Commitments and contingencies (Note 13)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of December 31, 2025 and 2024	—	—
Common shares, $0.001 par value per share (Note 8)	296	266
Additional paid-in capital	2,885,443	2,609,433
Accumulated distributions in excess of earnings	(929,266)	(776,566)
Accumulated other comprehensive income (loss)	22,203	(17,994)
Total stockholders’ equity	1,978,676	1,815,139
Noncontrolling interests	—	—
Total equity	1,978,676	1,815,139
Total liabilities and equity	$5,992,588	$4,275,937

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$409,465	$336,456	$302,855
Other revenue	15,738	12,451	10,327
Total revenues	425,203	348,907	313,182
Expenses:
Property operating expenses	161,525	134,599	123,013
Depreciation and amortization	163,498	133,059	130,357
Asset management fees	40,411	33,226	30,516
Performance participation allocation	24,795	—	—
General and administrative expenses	8,945	8,789	9,527
Impairment losses	3,060	—	813
Total expenses	402,234	309,673	294,226
Other income (expenses):
Gain (loss) on derivative instruments	(177)	3,425	4,255
Gain (loss) on investments in real estate-related securities	(4,125)	7,346	14,397
Gain on sale of real estate	149,639	9,202	—
Foreign currency gains (losses)	9,696	(185)	3,257
Interest expense	(156,056)	(128,208)	(90,449)
Other income and expenses	21,025	22,914	13,367
Income (loss) before benefit (provision) for income taxes	42,971	(46,272)	(36,217)
Benefit (provision) for income taxes	(2,049)	(821)	(2,370)
Provision for income taxes related to sale of real estate	(23,333)	—	—
Net income (loss)	17,589	(47,093)	(38,587)
Net (income) loss attributable to noncontrolling interests	(298)	(58)	(13)
Net income (loss) attributable to common stockholders	$17,291	$(47,151)	$(38,600)
Basic and diluted income (loss) per common share	$0.06	$(0.18)	$(0.15)
Weighted average number of common shares outstanding	283,490	263,149	259,186

Comprehensive income (loss):
Net income (loss)	$17,589	$(47,093)	$(38,587)
Other comprehensive income (loss):
Foreign currency translation adjustment	40,197	(14,772)	13,870
Comprehensive income (loss)	$57,786	$(61,865)	$(24,717)
Comprehensive (income) loss attributable to noncontrolling interests	(298)	(58)	(13)
Comprehensive income (loss) attributable to common stockholders	$57,488	$(61,923)	$(24,730)

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2023	250,577	$250	$2,445,101	$(382,973)	$(17,092)	$2,045,286	$—
Issuance of common shares	35,207	36	378,293	—	—	378,329	—
Distributions declared	—	—	—	(151,743)	—	(151,743)	(13)
Redemption of common shares	(24,778)	(27)	(265,530)	—	—	(265,557)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(8,623)	—	—	(8,623)	—
Offering costs	—	—	(7,233)	—	—	(7,233)	—
Net income (loss)	—	—	—	(38,600)	—	(38,600)	13
Foreign currency translation adjustment	—	—	—	—	13,870	13,870	—
Balance as of December 31, 2023	261,006	$259	$2,542,008	$(573,316)	$(3,222)	$1,965,729	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2024	261,006	$259	$2,542,008	$(573,316)	$(3,222)	$1,965,729	$—
Issuance of common shares	31,679	31	319,429	—	—	319,460	—
Distributions declared	—	—	—	(156,099)	—	(156,099)	(58)
Redemption of common shares	(23,916)	(24)	(240,617)	—	—	(240,641)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(2,914)	—	—	(2,914)	—
Offering costs	—	—	(8,473)	—	—	(8,473)	—
Net income (loss)	—	—	—	(47,151)	—	(47,151)	58
Foreign currency translation adjustment	—	—	—	—	(14,549)	(14,549)	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	(223)	(223)	—
Balance as of December 31, 2024	268,769	$266	$2,609,433	$(776,566)	$(17,994)	$1,815,139	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2025	268,769	$266	$2,609,433	$(776,566)	$(17,994)	$1,815,139	$—
Issuance of common shares	53,384	54	525,862	—	—	525,916	—
Distributions declared	—	—	—	(169,991)	—	(169,991)	(298)
Redemption of common shares	(24,128)	(24)	(234,362)	—	—	(234,386)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(7,608)	—	—	(7,608)	—
Offering costs	—	—	(7,882)	—	—	(7,882)	—
Net income (loss)	—	—	—	17,291	—	17,291	298
Foreign currency translation adjustment	—	—	—	—	36,352	36,352	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	3,845	3,845	—
Balance as of December 31, 2025	298,025	$296	$2,885,443	$(929,266)	$22,203	$1,978,676	$—

See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2025	2024	2023
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$17,589	$(47,093)	$(38,587)
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	171,767	141,106	134,864
Gain on sale of real estate	(149,639)	(9,202)	—
Foreign currency (gains) losses	(9,696)	185	(3,257)
Impairment losses	3,060	—	813
(Gain) loss on derivative instruments	177	(3,425)	(4,255)
(Gain) loss on investments in real estate-related securities	4,125	(7,346)	(14,397)
Changes in assets and liabilities:
Change in other assets	(3,932)	(3,490)	(7,350)
Change in tenant and other receivables	(21,367)	(16,130)	(3,970)
Change in deferred leasing costs	(40,391)	(10,419)	(15,621)
Change in accounts payable and accrued expenses	35,285	10,876	(7,116)
Change in other liabilities	19,638	2,139	6,850
Change in due to affiliates	28,050	(3,161)	(16,795)
Net cash from (used in) operating activities	54,666	54,040	31,179
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(1,565,341)	(505,956)	(205,682)
Capital expenditures at operating properties	(76,490)	(71,846)	(22,618)
Proceeds from sale of real estate	183,453	29,452	—
Purchases of real estate-related securities	(65,118)	(109,919)	(69,357)
Proceeds from settlement of real estate-related securities	53,456	97,982	72,188
Proceeds from settlement of interest rate contracts	26,253	42,767	29,248
Payments related to interest rate contracts	(35,324)	(30,777)	(22,926)
Net cash from (used in) investing activities	(1,479,111)	(548,297)	(219,147)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	435,374	235,900	298,223
Redemption of common shares	(251,199)	(239,856)	(261,251)
Payment of offering costs	(7,571)	(8,346)	(9,683)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(9,524)	(10,465)	(13,624)
Distributions paid to stockholders and noncontrolling interests	(78,382)	(72,276)	(71,376)
Proceeds from financing obligations	688,613	354,574	179,045
Payments on financing obligations	(2,601)	(1,324)	(586)
Proceeds from notes payable	2,248,673	732,081	456,504
Payments on notes payable	(1,562,716)	(460,291)	(401,932)
Change in security deposit liability	1,715	1	999
Deferred financing costs paid	(22,730)	(7,430)	(3,517)
Net cash from (used in) financing activities	1,439,652	522,568	172,802
Effect of exchange rate changes on cash, restricted cash and cash equivalents	25,382	(888)	1,397
Net change in cash, restricted cash and cash equivalents	40,589	27,423	(13,769)
Cash, restricted cash and cash equivalents, beginning of year	141,196	113,773	127,542
Cash, restricted cash and cash equivalents, end of year	$181,785	$141,196	$113,773
See notes to the consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION

Hines Global Income Trust, Inc. (“the Company” or “Hines Global”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 68 years. The Company is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through HGIT Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of December 31, 2025 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

Hines Global raises capital for its investments through continuous public offerings of its common stock (the “Public Offerings”). Hines Global commenced its initial public offering of up to $2.5 billion in shares of its common stock in August 2014. It intends to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, Hines Global intends to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. As of December 31, 2025, Hines Global received aggregate gross offering proceeds of $4.0 billion from the sale of 388.2 million shares through the Public Offerings, including shares issued pursuant to its distribution reinvestment plan.

In addition to its Public Offerings, Hines Global has a program to raise up to $3.0 billion of capital through private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of December 31, 2025, Hines Global held twelve properties through the DST Program, and have raised net offering proceeds of $1.2 billion through the DST Program offerings. See Note 5 — DST Program” for additional information.

The Company received gross offering proceeds of approximately $4.0 billion from the sale of 388.2 million shares through its public offerings from inception through December 31, 2025, including shares issued pursuant to its distribution reinvestment plan. As of December 31, 2025, the Company owned direct investments in 55 real estate properties totaling 24.4 million square feet that were 95% leased.

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

Reclassification

The Company has combined the presentation of its real property taxes and property management fees within the property operating expenses line included in its consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025 and 2024. Additionally, the Company has conformed the presentation of property operating expenses for the year ended December 31, 2023 within this Annual Report on Form 10-K in order to be consistent with the current period presentation.

Variable Interest Entities

The Company has determined that the Operating Partnership is considered a variable interest entity (“VIE”). However, the Company meets the disclosure exemption criteria, as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest.

Additionally, from time to time, the Company may acquire property utilizing like-kind exchanges under Section 1031 of the Internal Revenue Code (“1031 Exchanges”) in order to defer taxable gains on properties it sells. In December 2025, the Company acquired Clay Terrace for $202.3 million as part of a reverse 1031 Exchange related to the pending sale of Briargate. In February 2026, the Company sold Briargate for $150.7 million. The Company engaged an exchange agent to act as a qualified intermediary regarding the reverse 1031 Exchange and to establish a trust to hold the sale proceeds. As of December 31, 2025, the exchange agent was in possession of the title for Clay Terrace. The trust formed by the exchange agent was deemed to be a VIE for which the Company is deemed to be the primary beneficiary, as the Company has the ability to direct the activities of the entity that most significantly impacts its economic performance and the Company has all of the risks and rewards of ownership. Accordingly, the Company has consolidated the trust, reporting its assets and liabilities in the Consolidated Balance Sheets.

A summary of our consolidated VIE related to this transaction is as follows (in thousands):

December 31, 2025
Maximum risk of loss	$219,390
Assets held by VIEs	$219,390
Liabilities held by VIEs	$(21,264)

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

Impairment of Investment Property

Real estate assets are reviewed for impairment each reporting period if events or changes in circumstances indicate that the carrying amount of the individual property may not be recoverable. In such an event, a comparison will be made of the current and projected operating cash flows and expected proceeds from the eventual disposition of each property on an undiscounted basis to the carrying amount of such property.  If the carrying amount exceeds the undiscounted cash flows, it would be written down to the estimated fair value to reflect impairment in the value of the asset. The determination of whether investment property is impaired requires a significant amount of judgment by management and is based on the best information available to management at the time of the evaluation. For the year ended December 31, 2025, the Company determined that one of its properties (which was measured using level 3 inputs) was impaired as a result of the loss of a major tenant. As a result, the Company recorded an impairment charge of $3.1 million. For the year ended December 31, 2024, the Company did not record any impairment charges. For the year ended December 31, 2023, the Company recorded impairment charges of $0.8 million. See Note 10 - Fair Value Measurements for additional information.

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in other income and expenses in the Company’s consolidated statements of operations and comprehensive income (loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Gain (Loss) on Investments in Real Estate-Related Securities
	Year Ended December 31,
	2025	2024	2023
Unrealized gain (loss)	$(4,234)	$4,278	$25,005
Realized gain (loss)	109	3,068	(10,608)
Total gain (loss) on real estate-related securities	$(4,125)	$7,346	$14,397

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents.

Concentration of Credit Risk

As of December 31, 2025, the Company had cash and cash equivalents deposited in certain financial institutions in excess of federally insured levels. In addition, as of December 31, 2025, the Company had $43.9 million of cash and cash equivalents, including restricted cash, deposited in certain financial institutions located in the United Kingdom, Ireland, the Netherlands, Germany, Poland, Spain, Italy and Czech Republic. Management regularly monitors the financial stability of these financial institutions in an effort to manage the Company’s exposure to any significant credit risk in cash and cash equivalents.

As of December 31, 2025, the Company owned $172.1 million in real estate-related securities. These securities consist of common equities, preferred equities and debt securities of publicly traded REITs.

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

Tenant and Other Receivables

Tenant and other receivables consists primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost. As of December 31, 2025 and 2024, the Company had receivables related to base rents and tenant reimbursements of $9.2 million and $6.9 million, respectively. As of December 31, 2025 and 2024, the Company had other receivables balances of $9.9 million and $33.1 million, respectively. Further, the balance of other receivables as of December 31, 2024, included a $21.8 million VAT receivable related to the purchase of Tortona in December 2024, which was collected in 2025.

Straight-line rent receivables were $69.5 million and $46.6 million as of December 31, 2025 and 2024, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying consolidated balance sheets. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical collection levels and current economic trends. The uncollectible portion of the portfolio is recorded as an adjustment to rental revenues.

Deferred Leasing Costs

Direct leasing costs, primarily consisting of third-party leasing commissions and tenant inducements are capitalized and amortized over the life of the related lease. Tenant inducement amortization is recorded as an offset to rental revenue and the amortization of other direct leasing costs is recorded in amortization expense.

Other Assets

Other assets included the following (in thousands):

	December 31, 2025		December 31, 2024
Prepaid insurance	$1,267		$1,438
Prepaid property taxes	3,477		4,936
Deferred tax assets (1)	25,318		18,404
Operating lease right-of-use asset, net	27,030		9,758
Other	10,764	(2)	23,444	(3)
Other assets	$67,856		$57,980

(1)Includes the effects of a valuation allowance of $18.0 million and $13.1 million as of December 31, 2025 and 2024, respectively.
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

Lessee Accounting

The Company has ground lease agreements in which it is the lessee for land at certain of its investment properties. As of December 31, 2025, three of such agreements were accounted for as operating leases and one such agreement was accounted for as a financing lease. As of December 31, 2025, the weighted average remaining lease term of the Company’s operating leases and financing leases was 121 years and 116 years, respectively.

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

The table below provide additional information regarding the Company’s ground leases:

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets, net of accumulated amortization (1)	$27,030	$9,758
Operating lease liabilities (2)	$20,903	$7,349

Financing lease right-of-use assets, net of accumulated amortization (3)	$15,348	$15,479
Financing lease liabilities (4)	$17,523	$17,475

(1)Recorded to other assets in the Company’s consolidated balance sheets
(2)Recorded to other liabilities in the Company’s consolidated balance sheets
(3)Recorded to financing lease right-of-use asset, net, in the Company’s consolidated balance sheets
(4)Recorded to financing lease liability in the Company’s consolidated balance sheets

The following table details the costs associated with the Company’s operating and financing leases (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease costs	$1,777	$314
Financing lease costs
Amortization of financing lease assets	$132	$132
Interest expense on lease liabilities	588	586
Total lease costs	$2,497	$1,032

The tables below provide additional information regarding the Company’s lease liabilities for each of the years ending December 31, 2026 through December 31, 2030 and for the period thereafter (in thousands):

	Lease Payments
	Operating Leases	Financing Leases
2026	$1,248	$540
2027	1,248	540
2028	1,248	540
2029	1,252	540
2030	1,253	540
Thereafter	143,942	68,731
Total	$150,191	$71,431

Ground Lease Liability	$20,903	$17,523
Undiscounted Excess Amount	$129,288	$53,908

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

Income Taxes

The Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with its taxable year ended December 31, 2015. The Company’s management believes that it operates in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner so that it will remain qualified as a REIT for federal income tax purposes. Accordingly, no provision has been made for U.S. federal income taxes for the years ended December 31, 2025, 2024 and 2023 in the accompanying consolidated financial statements. During the year ended December 31, 2025, income tax expense recorded by the Company consisted of current income tax expense of $6.9 million offset by deferred tax expense of $4.9 million related to the operation of its international properties and certain of its taxable REIT subsidiaries. During the year ended December 31, 2024, income tax expense recorded by the Company consisted of current income tax expense of $6.6 million offset by deferred tax expense of $5.8 million related to the operation of its international properties. During the year ended December 31, 2023, income tax expense recorded by the Company was substantially comprised of $4.0 million in current income tax expense related to the operation of its international properties. All periods from December 31, 2017 through December 31, 2025 are open for examination by the IRS. The Company does not believe it has any uncertain tax positions or unrecognized tax benefits requiring disclosure.

Distribution and Stockholder Servicing Fees

The Company records distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable in relation to the applicable class of shares on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable. As of December 31, 2025 and 2024, the Company recorded a liability of $49.6 million and $51.6 million, respectively. See Note 9 — Related Party Transactions for additional information regarding the Company’s distribution and stockholder servicing fees.

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

New Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes, which provides improvements to income tax disclosures by enhancing the transparency around rate reconciliation and income taxes paid by jurisdiction. The standard is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 in this Annual Report on Form 10-K. This adoption did not have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires public entities to provide additional disclosures in the notes to the financial statements of certain expense categories which are included in expense line items disclosed on the face of the income statement. Specifically, an entity should provide disclosures in a tabular format for each line item on the income statement which contains any of the following expenses: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and/or depreciation, depletion, and amortization. ASU 2024-03 also requires an entity to disclose total selling expenses. ASU 2024-03 may be adopted on a prospective or retrospective basis. The standard will be effective for annual periods beginning after December 31, 2027. The Company is evaluating the impact that the adoption of the new standard will have on our consolidated financial statements and footnotes.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Buildings and improvements(1)	$4,250,871	$2,900,228
Less: accumulated depreciation	(356,308)	(264,990)
Buildings and improvements, net	3,894,563	2,635,238
Land	1,033,885	840,060
Investment property, net	$4,928,448	$3,475,298

(1)Included in buildings and improvements was approximately $86.5 million and $67.4 million of construction-in-progress as of December 31, 2025 and December 31, 2024, respectively, primarily related to the Company’s development projects at two of its central European industrial properties, one of which was placed into service in 2025, as well as its redevelopment project at Madrid Airport Complex.

As of December 31, 2025, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$584,204	$28,474	$(107,964)
Less: accumulated amortization	(192,540)	(11,609)	25,407
Net	$391,664	$16,865	$(82,557)

As of December 31, 2024, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$414,148	$25,970	$(84,834)
Less: accumulated amortization	(179,823)	(9,548)	30,721
Net	$234,325	$16,422	$(54,113)

Amortization expense of in-place leases was $67.9 million, $59.3 million and $62.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Net amortization of out-of-market leases resulted in an increase to rental revenue of $4.8 million, $5.7 million and $7.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net, for each of the years ending December 31, 2026 through December 31, 2030 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
2026	$69,470	$(3,393)
2027	$56,811	$(2,978)
2028	$50,111	$(3,030)
2029	$36,950	$(3,220)
2030	$31,248	$(2,882)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the year ended December 31, 2025, 2024 and 2023 was $55.4 million, $46.9 million and $42.4 million, respectively, which are included in rental revenue on the consolidated statements of operations and comprehensive income (loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of December 31, 2025, the approximate fixed future minimum rentals for each of the years ending December 31, 2026 through 2030 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
2026	$264,833
2027	275,038
2028	256,758
2029	221,079
2030	185,417
Thereafter	880,665
Total	$2,083,790

During the years ended December 31, 2025, 2024 and 2023, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties, multi-family properties and self-storage properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. RECENT ACQUISITIONS OF REAL ESTATE

The Company acquired eleven real estate assets during the year ended December 31, 2025, six real estate assets during the year ended December 31, 2024 and three real estate assets during the year ended December 31, 2023. The amounts recognized for major assets acquired as of the acquisition date were determined by allocating the purchase price, which includes transaction costs beginning January 1, 2018 as further described below, of each property acquired in 2025, 2024 and 2023 as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements (2)	Land (2)	In-place Lease Intangibles (2)	Out-of- Market Lease Intangibles, Net (2)	Right of Use Asset (Liability), Net (2)	Total (2)
2025 (1)
Junction 27	3/18/2025	$53,747	$11,571	$9,866	$—	$—	$75,184
I-85 Logistics	5/23/2025	$33,212	$2,508	$4,993	$—	$—	$40,713
Georgia International Trade Center	5/13/2025	$161,107	$14,505	$28,665	$(9,624)	$—	$194,653
Upton Crossing	5/13/2025	$48,940	$13,858	$10,274	$—	$—	$73,072
The Peel Centre	6/13/2025	$56,358	$—	$8,376	$(523)	$3,809	$68,020
Montrose Collective	7/9/2025	$94,432	$12,371	$35,426	$(4,559)	$—	$137,670
Runway - Retail (3)	9/25/2025	$105,565	$31,933	$30,480	$(1,561)	$—	$166,417
Runway - Residential/Living (3)	9/25/2025	$202,841	$50,180	$8,168	$—	$—	$261,189
Left Bank	11/4/2025	$129,623	$14,471	$8,167	$—	$—	$152,261
Worship Square	11/20/2025	$173,604	$7,765	$42,629	$—	$—	$223,998
Clay Terrace	12/8/2025	$166,710	$17,693	$33,937	$(16,067)	$—	$202,273
2024
Diridon West	1/19/2024	$109,160	$8,357	$1,177	$—	$—	$118,694
Floralaan (4)	3/25/2024	$10,554	$8,849	$3,381	$1,014	$—	$23,798
Duboce	9/16/2024	$36,939	$—	$1,365	$—	$—	$38,304
Sutter Medical	10/17/2024	$38,457	$3,134	$10,610	$—	$—	$52,201
Tortona Logistics	12/17/2024	$83,705	$12,800	$5,839	$—	$—	$102,344
E2 Apartments	12/18/2024	$137,777	$12,502	$1,145	$—	$—	$151,424
2023
EMME	6/21/2023	$55,571	$17,694	$1,274	$—	$—	$74,539
I-70 Logistics Center	8/16/2023	$57,767	$3,655	$5,577	$—	$—	$66,999
IBM 500 Campus	12/14/2023	$2,491	$21,295	$42,715	$—	$—	$66,501

(1)For more information on acquisitions completed during the year ended December 31, 2025, refer to Note 3 — Investment Property.

(2)For acquisitions denominated in a foreign currency, amounts have been translated to U.S. dollars at a rate based on the exchange rate in effect on the acquisition date.

(3)Runway is a mixed-use property comprised of a residential/living property and a retail property.

(4)Floralaan is an additional building that the Company acquired at Fresh Park Venlo, an industrial logistics property located in Venlo, Netherlands that the Company previously acquired in October 2018.

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

As of December 31, 2025, the Company held twelve properties through the DST Program. The Company raised net offering proceeds of $1.2 billion from inception of the program in September 2022 through December 31, 2025. As of December 31, 2024, the Company held seven properties through the DST Program.

6. DEBT FINANCING

As of December 31, 2025 and 2024, the Company had approximately $2.4 billion and $1.6 billion of debt outstanding, respectively, with a weighted average years to maturity of 2.6 years and 1.8 years, respectively, and a weighted average interest rate of 4.03% and 4.03%, respectively. The following table describes the Company’s debt outstanding at December 31, 2025 and 2024 (in thousands, except interest rates):

Description	Maturity Date	Maximum Capacity in Functional Currency	Weighted Average Effective Interest Rate as of December 31, 2025		Principal Outstanding at December 31, 2025	Principal Outstanding at December 31, 2024
Fixed Rate Loans
Seller-financed debt (1)	7/1/2034	N/A	1.55%		$6,373	$6,212
Private placement note issuances	7/2029-9/2032	N/A	5.15%		419,024	163,548
Total fixed rate loans					$425,397	$169,760
Variable Rate Loans
Floating rate secured mortgage debt	6/2026-11/2030	N/A	3.32%	(2)	$871,272	$591,139
JPMorgan Chase Credit Facility - Revolver	3/10/2028	$650,000	5.42%		391,000	160,000
JPMorgan Chase Credit Facility - Term Loan(s)	3/10/2028	$700,000	3.50%	(3)	700,000	703,667
Total variable rate loans					$1,962,272	$1,454,806
Total Notes Payable					$2,387,669	$1,624,566
Total Principal Outstanding					$2,387,669	$1,624,566
Unamortized financing fees (4)					(15,624)	(6,968)
Total					$2,372,045	$1,617,598
(1)Relates to a payment plan provided by the seller in relation to the Company’s acquisition of Fresh Park Venlo 3813 in July 2022.
(2)As of December 31, 2025, the effective interest rates on our floating rate mortgage debt ranged from 1.75% to 5.78%. The amount of principal outstanding as of December 31, 2025 includes $836.1 million that has been effectively fixed for the full term of the facilities by effective interest rate cap agreements or interest rate swap agreements as economic hedges against the variability of future interest rates on the borrowing.
(3)As of December 31, 2025, the effective interest rates related to these loans were effectively capped as a result of the Company entering into interest rate cap agreements as economic hedges against the variability of the future interest rate on the borrowings.
(4)Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $21.9 million and $7.6 million as of December 31, 2025 and 2024. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. For the years ended December 31, 2025, 2024 and 2023, $9.3 million, $5.0 million and $3.9 million of deferred financing costs were amortized into interest expense in the accompanying consolidated statement of operations, respectively.

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
Private Placement Notes
On September 25, 2025, the Company and the Operating Partnership entered into a note purchase agreement pursuant to which the Operating Partnership agreed to issue and sell $100.0 million of Series C senior notes and €125.0 million (approximately $146.4 million, assuming a rate of $1.17 per EUR as of the issuance date) of Series D/E senior notes (collectively, the “Notes”) to certain institutional investors for cash in a transaction exempt from registration with the SEC pursuant to Section 4(a)(2) of the Securities Act (the “Private Placement Issuance”). The Notes have terms of either five or seven years. Interest on borrowings under the Private Placement Issuance will be payable semi-annually at fixed rates between 4.06% and 5.17%. The Company is acting as guarantor with respect to the payment of principal and interest on the Notes, and any other amounts owed under the Notes.

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of December 31, 2025 or the date of this report.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for each of the years ending December 31, 2026 through December 31, 2030 and for the period thereafter (in thousands).

	Payments Due by Year
	2026	2027	2028	2029	2030	Thereafter
Principal payments	$142,925	$445,379	$1,169,656	$236,205	$307,860	$85,644

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

The table below provides additional information regarding the Company's derivative instruments as well as their location and fair value on our consolidated balance sheets (in thousands, except number of contracts):

			Fair Value
			Derivative Instruments
Type	Number of Contracts	Notional Amount	Assets	Liabilities
As of December 31, 2025
Interest rate contracts	24	$1,536,123	$28,773	$—
Total derivative instruments	24	$1,536,123	$28,773	$—

As of December 31, 2024
Interest rate contracts	19	$1,200,898	$19,041	$—
Total derivative instruments	19	$1,200,898	$19,041	$—

The table below presents the effects of the changes in fair value of the Company’s derivative instrument in the Company’s consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2025 and 2024 (in thousands):

	Gain (Loss) on Derivative Instruments
	Year Ended December 31,
	2025	2024	2023
Derivatives not designated as hedging instruments:
Interest rate contracts	$(177)	$3,425	$4,261
Foreign currency forward contracts	—	—	(6)
Total gain (loss) on derivatives	$(177)	$3,425	$4,255

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

Common Stock

As of December 31, 2025 and 2024, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	December 31, 2025			December 31, 2024
	Shares Authorized	Shares Issued and Outstanding		Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	30,486		40,000	32,341
Class TX common stock, $0.001 par value per share	40,000	—	(1)	40,000	—	(1)
Class IX common stock, $0.001 par value per share	10,000	—	(1)	10,000	—	(1)
Class JX common stock, $0.001 par value per share	10,000	82		10,000	79
Class T common stock, $0.001 par value per share	350,000	30,124		350,000	40,550
Class S common stock, $0.001 par value per share	350,000	37,501		350,000	31,676
Class D common stock, $0.001 par value per share	350,000	38,994		350,000	36,249
Class I common stock, $0.001 par value per share	350,000	160,838		350,000	127,874
(1)All remaining Class TX and IX shares previously issued and outstanding have been converted to Class AX and JX shares, respectively, in accordance with the Company’s charter.

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the year ended December 31, 2025, 2024 and 2023 (in thousands).

	Class AX		Class TX		Class IX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	32,341	$32	—	$—	—	$—	79	$—	40,550	$41	31,676	$33	36,249	$34	127,874	$126	268,769	$266
Issuance of common shares	785	1	—	—	—	—	3	—	2,812	3	8,560	9	5,182	5	36,042	36	53,384	54
Conversion of common shares (1)	—	—	—	—	—	—	—	—	(9,868)	(10)	—	—	—	—	9,868	10	—	—
Redemption of common shares	(2,640)	(3)	—	—	—	—	—	—	(3,370)	(3)	(2,735)	(3)	(2,437)	(2)	(12,946)	(13)	(24,128)	(24)
Balance as of December 31, 2025	30,486	$30	—	$—	—	$—	82	$—	30,124	$31	37,501	$39	38,994	$37	160,838	$159	298,025	$296

	Class AX		Class TX		Class IX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2024	34,153	$34	—	$—	—	$—	76	$—	60,538	$61	28,962	$30	35,492	$34	101,785	$100	261,006	$259
Issuance of common shares	925	1	—	—	—	—	3	—	3,379	3	5,647	6	3,334	3	18,391	18	31,679	31
Conversion of common shares (1)	—	—	—	—	—	—	—	—	(18,896)	(19)	—	—	—	—	18,896	19	—	—
Redemption of common shares	(2,737)	(3)	—	—	—	—	—	—	(4,471)	(4)	(2,933)	(3)	(2,577)	(3)	(11,198)	(11)	(23,916)	(24)
Balance as of December 31, 2024	32,341	$32	—	$—	—	$—	79	$—	40,550	$41	31,676	$33	36,249	$34	127,874	$126	268,769	$266

	Class AX		Class TX		Class IX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2023	36,221	$34	142	$4	22	$—	64	$—	65,845	$65	24,806	$25	32,553	$32	90,924	$90	250,577	$250
Issuance of common shares	986	1	—	—	—	—	3	—	6,713	7	5,766	7	4,864	5	16,875	16	35,207	36
Conversion of common shares (1)	142	4	(142)	(4)	(22)	—	22	—	(7,167)	(7)	—	—	—	—	7,167	7	—	—
Redemption of common shares	(3,196)	(5)	—	—	—	—	(13)	—	(4,853)	(4)	(1,610)	(2)	(1,925)	(3)	(13,181)	(13)	(24,778)	(27)
Balance as of December 31, 2023	34,153	$34	—	$—	—	$—	76	$—	60,538	$61	28,962	$30	35,492	$34	101,785	$100	261,006	$259
(1)The Company will cease paying distribution and stockholder servicing fees with respect to certain share classes when the total of such fees reach certain thresholds. Once these respective thresholds are reached, Class TX shares are converted into Class AX shares, Class IX shares are converted into Class JX shares and Class T, S and D shares are converted into Class I shares.

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2021 through March 31, 2026 at a gross distribution rate of $0.05208 per month for each share class, (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees. Distributions will be made on all classes of the Company’s common stock at the same time. All distributions were paid in cash or reinvested in shares of the Company’s common stock for those participating in the Company’s distribution reinvestment plan and have been paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to the Company’s distribution reinvestment plan were reinvested in shares of the same class as the shares on which the distributions were made. Some or all of the cash distributions may be paid from sources other than cash flows from operations.

The following table outlines the Company’s total distributions declared to stockholders for the years ended December 31, 2025, 2024 and 2023, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Years Ended	Cash Distributions	Distributions Reinvested	Total Declared
December 31, 2025	$78,789	$91,202	$169,991
December 31, 2024	$72,422	$83,677	$156,099
December 31, 2023	$71,491	$80,252	$151,743

The table below outlines the net distributions declared for each class of shares for the years ended December 31, 2025, 2024 and 2023. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors less any applicable ongoing distribution and stockholder servicing fees, which is more fully described in Note 9 — Related Party Transactions.

	2025		2024		2023
Distributions declared per Class AX share, net	$0.63		$0.63		$0.63
Distributions declared per Class TX share, net	$—	(1)	$—	(1)	$0.26	(1)
Distributions declared per Class IX share, net	$—	(2)	$—	(2)	$0.45	(2)
Distributions declared per Class JX share, net	$0.63		$0.63		$0.63	(3)
Distributions declared per Class T share, net	$0.52		$0.52		$0.52
Distributions declared per Class S share, net	$0.54		$0.54		$0.54
Distributions declared per Class D share, net	$0.60		$0.60		$0.60
Distributions declared per Class I share, net	$0.63		$0.63		$0.63
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

9.  RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and Hines Securities, Inc. (the “Dealer Manager”), Hines and its affiliates for the years ended December 31, 2025, 2024 and 2023 and amounts unpaid as of December 31, 2025 and 2024 (in thousands):

	Incurred During the Years Ended December 31,			Unpaid as of
Type and Recipient	2025	2024	2023	12/31/2025		12/31/2024
Selling Commissions- Dealer Manager (1)	$2,167	$1,804	$2,877	$2		$—
Dealer Manager Fee- Dealer Manager (1)	99	107	273	1		—
Distribution & Stockholder Servicing Fees- Dealer Manager (1)	5,342	1,003	5,473	49,633		51,551
Organization and Offering Costs- the Advisor	7,882	8,473	7,233	1,216		905
Asset Management Fees- the Advisor	40,411	33,226	30,516	4,264		1,911
Other- the Advisor (2)	5,775	7,136	6,211	2,369		2,210
Performance Participation Allocation- the Advisor (3)	24,795	—	—	24,795		—
Property Management Fees- Hines and its affiliates	8,482	7,364	6,572	685		383
Development and Construction Management Fees- Hines and its affiliates (4)	2,462	3,775	956	330		230
Leasing Fees- Hines and its affiliates (5)	2,514	807	1,565	1,458		606
Expense Reimbursements- Hines and its affiliates (with respect to management and operations of the Company's properties) (6)	20,706	16,961	14,920	(3,250)	(7)	(2,763)	(7)
Total	$120,635	$80,656	$76,596	$81,503		$55,033
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
(7)As of December 31, 2025 and 2024, the balance included $8.1 million and $5.1 million, respectively, in receivables related to rents collected by the Hines-affiliated property managers at the UK Portfolio Properties, which were being held in the property manager controlled bank accounts.

Described below are the fees payable to Hines and its affiliates in connection with the Company’s Public Offerings, as described more fully in Note 1 — Organization.

Dealer Manager Agreement

Initial Public Offering

The Dealer Manager received annual distribution and stockholder servicing fees of 1% or 0.25% of the most recently determined NAV per share for the Class TX shares and Class IX shares purchased and outstanding. The Company ceased paying the distribution and stockholder servicing fees with respect to any particular Class TX share or Class IX share and converted that Class TX share or Class IX share into a number of Class AX shares or Class JX shares, respectively, on the occurrence of earlier of: (i) the end of the month in which the transfer agent, on behalf of the Company, determined that underwriting compensation paid in the primary offering including the distribution and stockholder servicing fee paid with respect to the Class TX shares or Class IX shares held by a stockholder within his or her particular account equaled 10.0% of the gross offering price at the time of investment of the Class TX shares or Class IX shares held in such account; and (ii) on any Class TX share or Class IX share that was redeemed or repurchased. As of December 31, 2025 and 2024, there were no Class TX shares or Class IX shares outstanding.

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

(2)The Company records distribution and stockholder servicing fees as a reduction to additional paid-in capital and the related liability in an amount equal to the maximum fees payable on the date the shares are issued. The liability will be relieved over time, as the fees are paid to the Dealer Manager, or it will be adjusted if the fees are no longer payable. As of December 31, 2025 and 2024, the Company has recorded a liability of $49.6 million and $51.6 million, respectively, related to these fees, which is included in due to affiliates on the consolidated balance sheets. Prior to August 20, 2021, the distribution and stockholder servicing fee was paid at a rate of 1.0% of NAV per annum with respect to Class S shares.
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

Advisory Agreement

Pursuant to the Advisory Agreement and the Operating Partnership Agreement, the Company is required to pay the following fees and expense reimbursements:

Asset Management Fee

Under the Advisory Agreement (prior to the March 2025 amendment to the Advisory Agreement described below), the asset management fee payable to the Advisor was calculated as 0.0625% per month of a) the most recently determined value of such real estate investments at the end of each month and b) the aggregate proceeds received by the Company or its affiliate for selling interests in properties in the DST Program at the end of each month. Further, monthly asset management fee cannot exceed an amount equal to 1/12th of 1.25% of (a) the Company’s NAV at the end of each applicable month and (b) the aggregate proceeds received by the Company or its subsidiary for selling interests in properties in the DST Program. The Advisor waived 50% of the asset management fee payable with respect to the DST Program through December 31, 2024. The Advisor did not continue this waiver for the year ended December 31, 2025. Additionally, the asset management fee can be paid, at the Advisor’s election, in cash, Class I shares or Class I OP units of the Operating Partnership.

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

Expense Reimbursements

The Company reimburses the Advisor for all expenses paid or incurred by the Advisor in connection with the services provided to the Company, subject to the limitation that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee and the performance participation allocation) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of its average invested assets, or (B) 25.0% of its net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of the Company’s assets for that period (the “2%/25% Limitation”). Notwithstanding the above, the Company may reimburse the Advisor for expenses in excess of this limitation if a majority of the independent directors determines that such excess expenses are justified based on unusual and non-recurring factors. Our total operating expenses did not exceed the 2%/25% Limitation for the four fiscal quarters ended December 31, 2025.

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

DST Program Fees

In connection with the DST Program described in Note 5 – DST Program, Hines Real Estate Exchange LLC (“HREX), a wholly-owned subsidiary of the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placements. As compensations for conducting these private placements, HREX will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and O&O fees of up to 5.0%, 1.0% and 1.25%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. In addition, with respect to Class S DST interests, HREX will pay the Dealer Manager ongoing fees in amounts up to 0.25% of the equity investment per year. All of these fees are funded by the private investors in the DST Program at the time of their investment or through deductions from distributions paid to such investors. The Dealer Manager may re-allow such commissions, ongoing fees and a portion of such dealer manager fees to participating broker dealers. These fees totaled $26.5 million and $15.7 million for the years ended December 31, 2025 and 2024, respectively.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of December 31, 2025 and 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

	Basis of Fair Value Measurements
During the year ended	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025	Investments in real estate-related securities	$172,127	$172,127	$—	$—
December 31, 2024	Investments in real estate-related securities	$164,590	$164,590	$—	$—

Financial Instruments Fair Value Disclosures

The Company estimated that the fair value of its notes payable, excluding deferred financing costs, which had book values of $2.4 billion and $1.6 billion as of December 31, 2025 and 2024, respectively. The Company believes the fair values approximate the book values. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

Financial Instruments Measured on a Nonrecurring Basis

Certain long-lived assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments (i.e., impairments) in certain circumstances. The fair value methodologies used to measure long-lived assets are described in Note 2 — Summary of Significant Accounting Policies — Investment Property and Lease Intangibles. The inputs associated with the valuation of long-lived assets are generally included in Level 3 of the fair value hierarchy as discussed below.

Impairment of Investment Property

For the year ended December 31, 2025, the Company determined that one of its properties (which was measured using level 3 inputs) was impaired as a result of the major tenant vacating at the expiration of their lease.

The changes in assumptions resulted in the net book value of the assets exceeding the projected undiscounted cash flows for the property. As a result, the assets were written down to fair value. The following table summarizes activity for the Company’s assets measured at fair value, on a non-recurring basis, for the year ended December 31, 2025 (in thousands).

	Basis of Fair Value Measurements
During the year ended	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Impairment Loss
December 31, 2025	Investment Property	$29,000	$—	$—	$29,000	$3,060

The Company’s estimated fair value of the investment property measured using level 3 inputs was based on comparable sales.

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

	Years Ended December 31,
	2025	2024	2023
Revenues
Office investments	$82,533	$85,819	$72,069
Industrial investments	119,468	94,843	94,447
Residential/Living investments	128,251	99,268	78,775
Retail investments	58,260	36,546	36,504
Other investments	36,691	32,431	31,387
Total revenues	$425,203	$348,907	$313,182

For the years ended December 31, 2025, 2024 and 2023, the Company’s total revenues were attributable to the following countries:

	Years Ended December 31,
	2025		2024		2023
Total revenues
United States	75%		78%		75%
The Netherlands	10%		10%		11%
United Kingdom	9%		8%		8%
Poland	2%		2%		2%
Czech Republic	1%		1%		1%
Ireland	1%		1%		1%
Spain	—%	*	—%	*	2%
Italy	2%		—%	*	—%	*

* Amount is less than 1%

The CODM is regularly provided Property operating expenses, as disclosed in the Company’s consolidated statements of operation, for review in evaluating the expenses of the Company’s operating segments. For the years ended December 31, 2025, 2024 and 2023, the Company’s property revenues in excess of expenses by segment were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Revenues in excess of property operating expenses
Office investments	$54,492	$57,963	$45,632
Industrial investments	79,055	57,846	59,333
Residential/Living investments	67,439	52,727	39,646
Retail investments	36,600	22,668	22,960
Other investments	26,092	23,104	22,598
Total revenues in excess of property operating expenses	$263,678	$214,308	$190,169

As of December 31, 2025 and 2024, the Company’s total assets by segment were as follows (in thousands):

	December 31, 2025	December 31, 2024
Assets
Office investments	$963,858	$719,110
Industrial investments	1,575,273	1,231,874
Residential/Living investments	1,715,405	1,292,085
Retail investments	1,043,724	360,989
Other investments	409,265	414,379
Corporate-level accounts	285,063	257,500
Total assets	$5,992,588	$4,275,937

As of December 31, 2025 and 2024, the Company’s total assets were attributable to the following countries:

	December 31, 2025		December 31, 2024
Total assets
United States	74%		75%
United Kingdom	12%		8%
The Netherlands	7%		8%
Italy	2%		3%
Spain	2%		2%
Czech Republic	1%		1%
Poland	1%		1%
Germany	—%	*	1%
Ireland	1%		1%
* Amount is less than 1%

For the years ended December 31, 2025, 2024 and 2023, the Company’s reconciliation to the Company’s property revenue in excess of expenses is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Reconciliation to revenues in excess of property operating expenses
Net income (loss)	$17,589	$(47,093)	$(38,587)
Depreciation and amortization	163,498	133,059	130,357
Asset management fees	40,411	33,226	30,516
Performance participation allocation	24,795	—	—
General and administrative expenses	8,945	8,789	9,527
Impairment losses	3,060	—	813
(Gain) loss on derivative instruments	177	(3,425)	(4,255)
(Gain) loss on investments in real estate-related securities	4,125	(7,346)	(14,397)
Gain on sale of real estate	(149,639)	(9,202)	—
Foreign currency (gains) losses	(9,696)	185	(3,257)
Interest expense	156,056	128,208	90,449
Other income and expenses	(21,025)	(22,914)	(13,367)
(Benefit) provision for income taxes	2,049	821	2,370
Provision for income taxes related to sale of real estate	23,333	—	—
Total revenues in excess of property operating expenses	$263,678	$214,308	$190,169

12. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	2025	2024	2023
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$144,565	$113,263	$76,132
Cash paid for income taxes	$5,921	$2,010	$4,789
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$14,944	$13,360	$12,801
Distributions reinvested	$90,343	$83,323	$79,823
Shares tendered for redemption	$14,615	$16,815	$16,030
Non-cash net liabilities (assets) assumed	$3,357	$2,358	$1,810
Offering costs payable to the Advisor	$7,881	$8,472	$7,232
Distribution and stockholder servicing fees payable to the Dealer Manager	$5,344	$1,003	$5,473
Accrued capital additions	$8,639	$4,937	$1,440
Accrued acquisition costs	$648	$3,068	$30

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

14. SUBSEQUENT EVENTS

Promenade Shops at Briargate Disposition

On February 17, 2026 we sold the Promenade Shops at Briargate for a contract sales price of $150.7 million, exclusive of transaction costs and closing prorations. The purchaser is not affiliated with us or our affiliates.

Junction One - Purchase and Sale Agreement

In February 2026, the Company entered into a purchase and sale agreement to purchase Junction One Retail Park, a retail property located in Liverpool, UK. The contract purchase price for Junction One Retail Park is expected to be approximately £50.0 million, exclusive of transaction costs and closing prorations. The Company expects the closing of this acquisition to occur in April 2026, subject to a number of closing conditions. However, the Company can provide no assurance that this acquisition will close on the expected timeline or at all.

*****

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management’s assessment of the effectiveness of our internal control system as of December 31, 2025 was based on the framework for effective internal control over financial reporting described in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, as of December 31, 2025, our system of internal control over financial reporting was effective at the reasonable assurance level.

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

March 30, 2026

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

During the three months ended December 31, 2025, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

As of the date of this report, our directors, their ages, their year first elected, their business experience and principal occupation, their directorships in public corporations and investment companies are as follows:

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Jeffrey C. Hines	70	2013	Mr. Hines joined Hines in 1982. Mr. Hines is the co-owner, Chairman and Co-CEO of Hines and has served as Chairman of our board since July 2013. Mr. Hines has served as our CEO since December 31, 2019. He works side by side with Co-Chief Executive Officer Laura Hines-Pierce to help shape firm-wide strategy and manage key risks. He is a member of Hines’ Management, Executive, and Investment Committees.

Mr. Hines became president of the general partner of Hines in 1990 and has driven Hines’ global expansion, the creation and transformation of its investment management business, and the diversification of its products and services into all real estate asset classes and management services. Under Mr. Hines’ leadership, Hines has grown from $10 billion in assets under management to $91.8 billion in assets under management (as of June 30, 2025).

Mr. Hines is a member of the Board of Advisors for Rice University’s Baker Institute for Public Policy, the KIPP Academy Trustees Advisory Board, and the Board of Visitors for MD Anderson Cancer Center. He served on the United Way of Greater Houston’s Board of Trustees for many years and has proudly led the firm’s Houston employees in consistently ranking among the top 5% of local companies based on annual contributions. Mr. Hines and his wife, Wendy, are also proud supporters of Memorial Park Conservancy and funded the creation of the park’s Hines Lake in 2020.

He earned a Bachelor of Arts in Economics from Williams College and a Master of Business Administration from Harvard Business School.

We believe that Mr. Hines’ career, spanning more than 42 years in the commercial real estate industry, including his leadership of Hines and the depth of his knowledge of Hines and its affiliates qualifies him to serve on our board of directors.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Laura Hines-Pierce	42	2021	Ms. Hines-Pierce is Co-CEO of Hines, working side-by-side with Chairman and Co-CEO Jeff Hines to help shape firm-wide strategy and manage key risks. She is a member of Hines’ Executive Committee and the Investment Committee. Ms. Hines-Pierce began serving on our board in June 2021. She resigned, voluntarily and temporarily, in December 2023 before being reappointed to the board in October 2024.

Ms. Hines-Pierce joined Hines in 2012 and served as Project Manager for River Point, a 1.1 million-square-foot, 52-story office tower and 1.5-acre park located in Chicago’s West Loop submarket. She also helped with the restructuring and growth of the firm’s investment management business. Prior to joining Hines, she worked for Sotheby’s in New York.

She has spearheaded key strategic initiatives to position Hines for the future, including aligning its structure with strategic goals, expanding institutional and private wealth vehicles, and prioritizing innovation, sustainability, and inclusion throughout the organization. Her leadership has been recognized industry-wide, with accolades such as being named one of PERE’s “Women of Influence” in 2022 and inclusion in Commercial Observer’s “Power 100.” Under her guidance as Co-CEO, Hines has achieved a total deal volume of $34.8 billion and raised $12.1 billion across global funds (as of June 30, 2025).

Ms. Hines-Pierce is an active member of the Baker Institute Board of Advisors and the Advisory Board of The Centers for Leadership Excellence (The CLE) Foundation. The CLE is a program seeking to empower racially and ethnically diverse students to earn undergraduate degrees and secure promising careers in real estate and related sectors.

She earned a Bachelor of Arts in Economics and Art History from Duke University and a Master of Business Administration from Harvard University.

We believe that Ms. Hines-Pierce's significant experience in multiple executive leadership roles within Hines and the considerable depth of her institutional knowledge of Hines and its affiliates qualifies her to serve on our board of directors.

David L. Steinbach	49	2019	Mr. Steinbach joined Hines in 1999. Mr. Steinbach is Managing Partner, Global Chief Investment Officer for Hines, and has served on our board since July 2019. Additionally, he served as the Chief Investment Officer for us, the general partner of our Advisor, Hines Global REIT and the general partner of HGALP since July 2014. In these roles, he is responsible for management of the real estate acquisition program in the U.S. and internationally. He is a member of Hines’ Executive and Investment Committees. He previously served as Managing Director – Investment Management for Hines from February 2011 to February 2017 and was responsible for the acquisition of over $4 billion in assets for various Hines affiliates in the U.S. and internationally. Prior to this role, he served in various roles in which he was responsible for acquisitions, asset management and property dispositions on behalf of the Company, Hines Global REIT, Hines REIT and the Core Fund both in the U.S. and internationally. He graduated from Texas A&M University with a Bachelor’s and Master of Business Administration.

We believe that Mr. Steinbach’s significant experience as an executive at our Company and at Hines qualifies him to serve as one of our directors. Mr. Steinbach’s extensive knowledge of the U.S. and international real estate markets, as well as his considerable institutional knowledge, allow him to provide valuable insight as a director.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Dougal A. Cameron	68	2014	Mr. Cameron has served as one of our independent directors since July 2014. Mr. Cameron is President and Owner of Cameron Management, a position he has held since his founding of the firm in 1995. Cameron Management is a firm that owns, finances, leases, and manages all of its office buildings in an integrated fashion. From 1991-1994, Mr. Cameron was an owner and investment manager of VNSM Inc., an investment management firm with over $1 billion in assets under management. Prior to this time, he was an accountant with Arthur Young & Company (now Ernst & Young), and he worked as an asset and project manager for Hines from 1985 to 1991. Additionally, he was on the board of Mosher Inc., a private, closed-end mutual fund from 1992 to 1997. Mr. Cameron holds a Bachelor’s degree in Accounting from Texas Tech University and a Master of Business Administration from Harvard Business School. Mr. Cameron taught economics at Harvard University, taught at The Acton School of Business in Austin and teaches entrepreneurship at The Prison Entrepreneurship Program.

We believe that Mr. Cameron is well-qualified to serve as one of our directors due to his background in running a real estate firm since 1995 and his extensive experience in owning, leasing and managing office buildings as the company intends to make investments in office buildings along with other real estate product types.

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
John O. Niemann, Jr.	69	2014	Mr. Niemann has served as one of our independent directors since July 2014, and as our lead independent director since May 2019. In addition, since May 2012, he has served as an independent director and also served as Chairman of the Audit Committee and Chairman of the Nominating and Corporate Governance Committees of MSC Income Fund, Inc. (formerly, "HMS Income Fund, Inc."), which was a non-listed public business development company co-sponsored by Hines. On January 29, 2025, MSC Income Fund, Inc. began trading on the NYSE (NYSE: MSIF). As of such date, Mr. Niemann became the Lead Independent Director and Chair of the Compensation Committee and continues to be on the Audit Committee and the Nominating and Corporate Governance Committees. He joined Professional Asset Indemnity Limited (PAIL) as a Director in October 2021, which was a non-public Bermuda captive insurance company in runoff. PAIL completed its Members’ voluntary winding up and was dissolved on March 11, 2024. He also served as an independent director and was on the Audit, Investment, and Compensation Committees of Adams Resources & Energy, Inc. (NYSE: AE) beginning May 2019, and previously served as the Vice Chairman of the Board and Chairman of the Audit Committee until February 5, 2025 (when the company went private). He previously served as an independent director and Chairman of the Audit Committee of Gateway Energy Corporation from June 2010 until December 2013 (when the company went private). From June 2013 until his retirement in March 2023, he served as a Managing Director of Andersen Tax LLC (formerly known as WTAS LLC). He is also the president and chief operating officer of Arthur Andersen LLP, and has been since 2003. He previously served on the administrative board of Arthur Andersen LLP and on the board of partners of Andersen Worldwide. He began his career at Arthur Andersen LLP in 1978 and has served in increasing responsibilities in senior management positions, since 1992. Mr. Niemann has served on the board of directors of many Houston area non-profit organizations, including the Catholic Endowment Foundation of Galveston-Houston, Strake Jesuit College Preparatory School (past chair of the board), The Regis School of the Sacred Heart (past chair of the board), The Houston Symphony, The University of St. Thomas, The Alley Theatre and Taping for the Blind, Inc. He graduated with a Bachelor of Arts in managerial studies (magna cum laude) and a Master of Accounting from Rice University, received a Juris Doctor (summa cum laude) from the South Texas College of Law, and a Master of Law in taxation (summa cum laude) from the University of San Francisco School of Law.

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

Name	Age	Year First Elected	Business Experience and Principal Occupation; Directorships in Public Corporations and Investment Companies
Dr. Ruth J. Simmons	80	2021	Dr. Simmons has served as one of our independent directors since June 2021. Dr. Simmons was named a President's Distinguished Fellow at Rice University and commenced this role on April 1, 2023. Dr. Simmons has also been named a senior adviser to the president of Harvard University on engagement with Historically Black Colleges and Universities and will begin that role in June 2023. Dr. Simmons was the President of Prairie View A&M University from December 2017 through February 2023 and was its interim President from July 2017 to December 2017. Dr. Simmons is also President Emerita of Brown University, having served as President from 2001 to 2012. Prior to that, Dr. Simmons served as President of Smith College from 1995 to 2001 and Vice Provost of Princeton University from 1991 to 1995. She also served in various leadership positions at colleges and universities beginning in 1977, including the University of Southern California from 1979 to 1983, Princeton University from 1983 to 1989 and Spelman College from 1989 to 1991. Dr. Simmons currently serves on the board of directors for a number of privately-held companies and the Federal Reserve Bank of Dallas, is a member of the Advisory Board of the Barbara Bush Literacy Foundation, Houston and previously served on the board of directors at Square, Inc. from August 2015 to February 2020, Chrysler Automobiles N.V. from June 2012 to April 2019, Mondelez International, Inc. from October 2012 to November 2017, The Goldman Sachs Group, Inc. from 2000 until May 2010 and Texas Instruments Inc. from August 1999 to April 2016. Dr. Simmons holds a Bachelor of Arts in French from Dillard University and a Ph.D. in Romance Languages and Literatures from Harvard University.

We believe Dr. Simmons' significant experience as a leader and innovator in higher education and as a director on multiple public company boards make her well-qualified to serve as one of our directors.

Diane S. Paddison	66	2024	Ms. Paddison serves as Founder of 4word, www.4wordwomen.org, a not-for-profit organization she founded that connects, leads and supports professional Christian women and enables them to reach their potential. From February 2010 until June 2014, Ms. Paddison served as Chief Strategy Officer of Cassidy Turley, one of the nation’s largest commercial real estate service providers. Prior to joining Cassidy Turley, Ms. Paddison served as the Chief Operating Officer of ProLogis, an owner, manager, and developer of distribution facilities, from June 2008 until January 2009. Prior to that, Ms. Paddison was with CB Richard Ellis and Trammell Crow Company for over 20 years. During her time there, she served as Senior Vice President, Corporate and Investor Client Accounts from April 2001 until December 2004, Chief Operating Officer, Global Services from January 2005 until December 2006, and President, Global Corporate Services - Client Accounts from December 2006 until May 2008. Ms. Paddison was part of a ten-member executive team that managed the merger between Trammell Crow Company and CB Richard Ellis in December 2006. Ms. Paddison serves on the Salvation Army's National Advisory Board and, since 2009, as an independent director at Lightstone REIT Value Plus Fund V, Inc. Ms. Paddison is the author of “Work, Love, Pray.” Ms. Paddison holds a Master of Business Administration degree from the Harvard Graduate School of Business and a Bachelor of Science degree from Oregon State University where she graduated as Valedictorian.

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

As of the date of this report, our executive officers (other than Mr. Hines, who serves on our board and is included in the earlier list of our directors), their ages and their experiences are as follows:

Name and Title	Age	Experience
Alfonso J. Munk, President and Chief Investment Officer	52	Mr. Munk joined Hines in October 2019 and was elected President and Chief Investment Officer of the Company in December 2019. Mr. Munk is currently a Managing Partner, Co-Head of Investment Management for Hines. Prior to joining Hines, Mr. Munk was the Managing Director, Americas Chief Investment Officer and head of Latin America for PGIM Real Estate, Prudential Financial’s global real estate investment arm, from 2012 to October 2019. As Managing Director, Mr. Munk was responsible for overseeing PGIM Real Estate’s Americas transaction activities, real estate debt strategies and the management of operations in Latin America. Mr. Munk’s responsibilities as Americas Chief Investment Officer and head of Latin America included overseeing all Americas transaction activities (acquisitions and dispositions of more than $8 billion annually), developing and implementing PGIM Real Estate Latin America’s strategy and overseeing PGIM Real Estate Debt Strategies. Mr. Munk graduated from Cornell University with a Bachelor of Science in Business and Hospitality Administration and received his Master of Business Administration from The Wharton School, University of Pennsylvania, with a concentration in Finance and Real Estate.

Omar Thowfeek Chief Operating Officer	41	Mr. Thowfeek has served as Chief Operating Officer since April 2024 and, prior to that, as Managing Director - Investments for the general partner of HGIT Advisors LP, the Company’s external advisor. Mr. Thowfeek began his career at Hines in 2014, and in mid-2017 assumed the responsibilities for international acquisitions and portfolio management across the REIT platform. During his tenure at Hines, he has underwritten over $10 billion in global real estate with an emphasis on office, student housing, and logistics assets throughout Europe. In his current role, he leads the underwriting for all international real estate acquisitions for the REIT platform and has responsibility for approximately $3 billion of investments across 8 countries in multiple product types. During this tenure he has become experienced in understanding investing efficiencies throughout multiple international jurisdictions for a U.S. based investor. Mr. Thowfeek received a Bachelor of Arts in History and a Bachelor of Business Administration in Finance from the University of Texas at Austin.

J. Shea Morgenroth, Chief Financial Officer	50	Mr. Morgenroth joined Hines in October 2003 and has served as Chief Financial Officer for us and the general partner of our Advisor since June 2019. He also serves as Senior Managing Director, Global Head of Fund Finance at Hines. Prior to this role, he was a Senior Vice President – Controller and the CFO of Investment Management at Hines from April 2019 through December 2024, and previously a Vice President – Controller for Hines from July 2012 to April 2019. Prior to that, he was a Vice President – Controller for Hines since July 2012. Mr. Morgenroth served as CAO and Treasurer for Hines REIT and the general partner of the Advisor from July 2013 until June 2019. From November 2011, Mr. Morgenroth served as CAO and Treasurer for Hines Global REIT and the general partner of HGALP. Mr. Morgenroth also served as CAO and Treasurer of Hines REIT and the General Partner of HALP from November 2011 through the liquidation and dissolution of Hines REIT in August 2018. In these roles, Mr. Morgenroth has been responsible for the oversight of the treasury, accounting, financial reporting and SEC reporting functions, as well as the Sarbanes-Oxley compliance program in the U.S. and internationally. Prior to his appointment as CAO and Treasurer for Hines Global REIT, Mr. Morgenroth served as a Senior Controller for Hines Global REIT and the general partner of HGALP from December 2008 until November 2011 for Hines REIT and the general partner of HALP, from January 2008 until November 2011 as a Controller for Hines REIT, and the general partner of HALP from October 2003 to January 2008. In these roles, he was responsible for the management of the accounting, financial reporting and SEC reporting functions. Prior to joining Hines, Mr. Morgenroth was a manager in the audit practices of Arthur Andersen LLP and Deloitte & Touche LLP, serving clients primarily in the real estate industry. He holds a Bachelor of Business Administration in Accounting from Texas A&M University and is a certified public accountant.

Name and Title	Age	Experience

A. Gordon Findlay, Chief Accounting Officer, Treasurer and Secretary	50
Mr. Findlay has served as CAO, Treasurer and Secretary for us and the general partner of our Advisor since June 2019. Mr. Findlay joined Hines in November 2006. Mr. Findlay has served as a Vice President - Controller for Hines since October 2016 and as a Senior Controller for Hines from 2012 to October 2016. In these roles, he has been involved with managing the accounting, financial reporting and SEC reporting functions related to Hines Global, Hines Global REIT, and Hines REIT. Mr. Findlay has served as CAO and Treasurer of Hines, Global REIT and the general partner of HGALP since June 2019. Prior to joining Hines, Mr. Findlay spent six years in the audit practice of Ernst & Young LLP, serving public and private clients in various industries. He holds a Bachelor of Business Administration degree in Accounting from University of Houston - Downtown and is a Certified Public Accountant.

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

The following table sets forth information regarding compensation of our directors during 2025.

2025 Director Compensation

Name	Fees Earned or Paid in Cash	Aggregate Stock Awards(1)(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
Dougal A. Cameron	$97,500	$75,000	$—	$—	$—	$—	$172,500
John O. Niemann, Jr.	$107,500	$75,000	$—	$—	$—	$—	$182,500
Dr. Ruth J. Simmons	$97,500	$75,000	$—	$—	$—	$—	$172,500
Diane S. Paddison	$97,500	$75,000	$—	$—	$—	$—	$172,500
Jeffery C. Hines, David L. Steinbach and Laura Hines-Pierce (3)	$—	$—	$—	$—	$—	$—	$—

(1)Each of Messrs. Cameron and Niemann, Dr. Simmons, and Ms. Paddison received 7,645.260 restricted shares of our common stock upon their re-election to our board of directors following our 2025 annual meeting. The shares were issued without registration under the Securities Act in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act for transactions not involving any public offering.
(2)The value of the common stock awards was calculated based on the estimated net asset value, or NAV, of $9.81 per share determined as of September 30, 2025, which was the estimated NAV per share in effect on the grant date of the awards.
(3)Messrs. Hines and Steinbach and Ms. Hines-Pierce, who are employees of Hines, receive no compensation for serving as members of our board of directors.

In September 2025, our Compensation Committee approved an increase to the annual fee payable to our independent directors from $85,000 per year to $95,000 per year. As this increase in the annual rate was only in effect for a portion of the year ended December 31, 2025, during the year ended December 31, 2025, we paid our independent directors an annual fee of $87,500.

We paid the following annual retainers (prorated for a partial term) to the Chairpersons of our board committees for 2025:

•$10,000 to Mr. Cameron, as the Chairperson of the Conflicts Committee;

•$15,000 to Mr. Niemann, as the Chairperson of the Audit Committee;

•$10,000 to Ms. Paddison, as the Chairperson of the Compensation Committee; and

•$10,000 to Dr. Simmons, as the Chairperson of the Nominating and Corporate Governance Committee.

We do not pay a separate annual retainer to Ms. Paddison for her role as Chairperson of the Valuation Committee. For the year ended December 31, 2025, we also paid our lead independent director, a role currently held by Mr. Niemann, an annual retainer of $5,000.

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

Compensation Committee Interlocks and Insider Participation

During 2025, our Compensation Committee consisted of Messrs. Cameron and Niemann, Ms. Paddison and Dr. Simmons, our four independent directors. None of our executive officers served as a director or member of the compensation committee of an entity whose executive officers included a member of our board of directors or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership

The following table shows, as of March 1, 2026, the amount of our common stock beneficially owned (unless otherwise indicated) by (1) any person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock, (2) our directors, (3) our executive officers, and (4) all of our directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the owner of such shares has the sole voting and investment power with respect thereto.

		Common Stock Beneficially Owned (2)
Name of Beneficial Owner (1)	Position	Number of Shares of Common Stock		Percentage of Class
Jeffrey C. Hines	Chief Executive Officer, Director and Chairman of the Board of Directors	225,008	(3)(4)	*
Dougal A. Cameron	Independent Director	47,570		*
John O. Niemann, Jr.	Independent Director	62,197		*
Dr. Ruth J. Simmons	Independent Director	39,860		*
Diane S. Paddison	Independent Director	15,955		*
David L. Steinbach	Director	5,536		*
Laura Hines-Pierce	Director	—		—
Alfonso J. Munk	President and Chief Investment Officer	—		—
Omar Thowfeek	Chief Operating Officer	—		—
J. Shea Morgenroth	Chief Financial Officer	7,022		*
A. Gordon Findlay	Chief Accounting Officer, Treasurer and Secretary	—		—
All directors and executive officers as a group		403,148		*

*    Amount represents less than 1%

(1)The address of each person listed is c/o Hines Global Income Trust, Inc., 845 Texas Avenue, Suite 3300, Houston, Texas 77002-1656.

(2)For purposes of this table, “beneficial ownership” is determined in accordance with Rule 13d-3 under the Exchange Act, pursuant to which a person is deemed to have “beneficial ownership” of shares of our stock that the person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares of the Company’s stock held by each person or group of persons named in the table, any shares that such person or persons have the right to acquire within 60 days of March 1, 2026 are deemed to be outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other persons.

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

Our executive officers have control and primary responsibility for the management decisions of our Advisor, including the selection of investment properties to be recommended to our board of directors, the negotiations for these investments, and the property management and leasing of properties we acquire directly. The Advisory Agreement had an initial term of one year, and may be renewed for an unlimited number of successive one-year terms upon the mutual consent of the parties. In December 2025, the Company’s board of directors, including the independent directors, approved the renewal of the Advisory Agreement for an additional one-year term, extending the termination date of the agreement from December 31, 2025 to December 31, 2026. Renewals of the agreement must be approved by the Conflicts Committee. The Advisory Agreement may be terminated:

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

The following summarizes the fees payable to our Advisor:

•We reimburse our Advisor for any organization and offering costs that it incurs on our behalf as and when incurred, to the extent that aggregate reimbursements to our Advisor for cumulative organization and offering costs do not exceed an amount equal to 2.5% of the gross offering proceeds from our Public Offerings. The total reimbursement related to organization and offering costs, selling commissions, dealer manager fees and the distribution and stockholder servicing fees related to a particular public offering may not exceed 15.0% of gross proceeds from the Public Offerings. During the year ended December 31, 2025, we reimbursed the Advisor $7.6 million in organization and offering costs.

•Our Advisor also receives asset management fees of 0.0625% per month of a) the most recently determined value of such real estate investments at the end of each month, and b) the aggregate proceeds received for selling interests in properties in the DST Program to third party investors. The asset management fee cannot exceed an amount equal to 1/12th of 1.25% of (a) our NAV at the end of each applicable month and (b) the aggregate proceeds received by us or our subsidiary for selling interests in properties in the DST Program. The Advisor waived 50% of the asset management fee payable with respect to the DST Program through December 31, 2024. The Advisor did not continue this waiver for the year ended December 31, 2025. Additionally, the asset management fee can be paid, at our Advisor’s election, in cash, Class I shares or Class I OP Units in the Operating Partnership. Our Advisor earned $40.4 million in asset management fees during the year ended December 31, 2025. These fees were paid in cash.

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

•We will reimburse our Advisor for all expenses paid or incurred by our Advisor in connection with the services provided to us, subject to the limitation that we will not reimburse our Advisor for any amount by which our operating expenses (including the asset management fee and the performance participation allocation) at the end of the four preceding fiscal quarters exceeds the greater of: (A) 2.0% of our average invested assets, or (B) 25% of our net income determined without reduction for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of our assets for that period (the “2%/25% Limitation”). Our total operating expenses did not exceed the 2%/25% Limitation as of the four fiscal quarters ended December 31, 2025. In 2025, we reimbursed our Advisor $5.8 million for general and administrative expenses paid on our behalf. See “Hines – Property Management and Leasing Agreements” below for additional information concerning expense reimbursements to Hines.

We also agreed to indemnify our Advisor against losses it incurs in connection with its performance of its obligations under the Advisory Agreement, subject to terms and conditions in the Advisory Agreement.

Through its ownership of the Special OP Units of the Operating Partnership, our Advisor also holds a performance participation interest in the Operating Partnership that entitles it to receive an allocation of the Operating Partnership’s total return to its capital account. Total return is defined as distributions paid or accrued plus the change in NAV for the applicable period. Under the limited partnership agreement of the Operating Partnership, the annual total return will be allocated solely to our Advisor after the other unit holders have received a total return of 5% (after recouping any loss carryforward amount) and such allocation will continue until the allocation between our Advisor and all other unit holders is equal to 12.5% and 87.5% respectively. Thereafter, our Advisor will receive an allocation of 12.5% of the annual total return. The allocation of the performance participation interest is ultimately determined at the end of each calendar year, so long as the Advisory Agreement has not been terminated, and will be paid in cash or Class I OP Units of the Operating Partnership, at the election of our Advisor. For the year ended December 31, 2025, our Advisor earned $24.8 million in performance participation allocation.

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

During the year ended December 31, 2025:

•the Dealer Manager earned approximately $0.1 million in dealer manager fees, which excludes the amount paid to the Dealer Manager by our Advisor, a portion of which the Dealer Manager re-allowed to participating broker dealers;

•the Dealer Manager earned approximately $2.2 million in selling commissions, all of which the Dealer Manager re-allowed to participating broker dealers; and

•the Dealer Manager earned approximately $7.2 million in distribution and stockholder servicing fees, all of which the Dealer Manager re-allowed to participating broker dealers.

Hines

Property Management and Leasing Agreements

Hines or its affiliates manage the properties in which we invest. When we acquire properties directly, we expect that we will pay Hines property management fees, leasing fees, tenant construction fees and other fees customarily paid to a property manager. Hines is wholly-owned by Jeffrey C. Hines.

During the year ended December 31, 2025, Hines earned the following approximate amounts pursuant to property management agreements under which Hines manages some of our properties:

•$8.5 million in property management fees;

•$5.0 million in leasing commissions and construction management fees; and

•$20.7 million for all costs Hines incurred in providing property management and leasing services pursuant to the property management and leasing agreements. Included in this reimbursement of operating costs are the cost of personnel and overhead expenses related to such personnel located at the property as well as off-site personnel located in Hines’ headquarters and regional offices, to the extent the same relate to or support the performance of Hines’ duties under the agreements.

DST Program Fees

In connection with the DST Program described in Item 8. “Financial Statements and Supplementary Data — Note 5 — DST Program”, Hines Real Estate Exchange LLC (“HREX), a wholly-owned subsidiary of the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placements. As compensations for conducting these private placements, HREX will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and O&O fees of up to 5.0%, 1.0% and 1.25%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. In addition, with respect to Class S DST interests, HREX will pay the Dealer Manager ongoing fees in amounts up to 0.25% of the equity investment per year. All of these fees are funded by the private investors in the DST Program at the time of their investment or through deductions from distributions paid to such investors. The Dealer Manager may re-allow such commissions, ongoing fees and a portion of such dealer manager fees to participating broker dealers. These fees totaled $26.5 million for the year ended December 31, 2025.

Ownership Interests

The Operating Partnership

On July 31, 2013, we formed the Operating Partnership. HALP II made an initial investment of $190,000 in limited partnership interests of the Operating Partnership and owned less than a 0.1% limited partnership interest in the Operating Partnership as of December 31, 2025. Our Advisor owns the Special OP Units in the Operating Partnership, as described in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

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

Item 14.  Principal Accounting Fees and Services

Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively “Deloitte & Touche”) serve as our principal accounting firm. Deloitte & Touche audited our financial statements for the years ended December 31, 2025 and 2024. Deloitte & Touche reports directly to our Audit Committee.

Fees

Deloitte & Touche’s aggregate fees billed to us for the fiscal years ended December 31, 2025 and 2024 are as follows:

	2025	2024
Audit Fees	$1,005,000	$975,000
Audit-Related Fees (1)	319,500	65,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,324,500	$1,040,000
(1) These fees primarily relate to internal control attestation consultations, accounting consultations and other attestation services.

Pre-approval Policies and Procedures

Our Audit Committee has adopted a pre-approval policy requiring the Audit Committee to pre-approve all audit and permissible non-audit services to be performed by Deloitte & Touche. In determining whether or not to pre-approve services, the Audit Committee will consider whether the service is a permissible service under the rules and regulations promulgated by the SEC, and, if permissible, the potential effect of such services on the independence of Deloitte & Touche. All services performed for us in 2025 were pre-approved or ratified by our Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

Hines Global Income Trust, Inc.
Consolidated Financial Statements — as of December 31, 2025 and 2024 and for the Years Ended December 31, 2025, 2024 and 2023.

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

* * * * * *

Hines Global Income Trust, Inc.
Schedule II — Valuation and Qualifying Accounts

Description	Balance at the Beginning of the Period	Charged to Costs and Expenses	Deductions	Balance at the End of the Period
	(amounts in thousands)
Deferred Tax Asset Valuation Allowance as of December 31, 2025	$13,133	$7,561	$(2,708)	$17,986
Deferred Tax Asset Valuation Allowance as of December 31, 2024	$11,276	$3,380	$(1,523)	$13,133
Deferred Tax Asset Valuation Allowance as of December 31, 2023	$9,792	$2,160	$(676)	$11,276

Schedule III — Real Estate Assets and Accumulated Depreciation
December 31, 2025

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2025
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)		Date of Construction	Date Acquired
(In thousands)
Cottonwood Corporate Center	Salt Lake City, Utah	$—	$13,600	$98,758	$112,358	$9,264	$13,600	$108,022	$121,622	$(25,926)		1997, 2000	7/5/2016
Rookwood	Cincinnati, Ohio	—	45,316	132,470	177,786	7,455	45,320	139,921	185,241	(31,201)		1993, 2000	1/6/2017
Montrose Student Residences	Dublin, Ireland	27,877	6,196	36,696	42,892	5,278	6,196	41,974	48,170	(4,831)	(f)	1964, 2013-2015	3/24/2017
Queen's Court Student Residences	Reading, United Kingdom	39,692	14,276	51,424	65,700	4,334	14,276	55,758	70,034	(12,111)		2016	10/11/2017
Fresh Park Venlo	Venlo, The Netherlands	133,095	9,618	149,973	159,591	34,496	9,618	184,469	194,087	(27,639)		1960-2018	10/5/2018
ABC Westland	The Hague, Netherlands	129,130	79,962	96,090	176,052	37,403	79,962	133,493	213,455	(17,954)		1969-2018	5/3/2019
Promenade Shops at Briargate	Colorado Springs, Colorado	—	19,199	55,425	74,624	6,378	19,199	61,803	81,002	(10,418)		2003	9/13/2019
Gdańsk PL II	Gdańsk, Poland	19,352	6,704	20,314	27,018	19	6,704	20,333	27,037	(3,185)		2013, 2015	9/24/2019
Łódź Urban Logistics	Łódź , Poland	15,666	—	20,684	20,684	(17)	—	20,667	20,667	(3,262)		2018-2019	9/26/2019
Glasgow West End	Glasgow, United Kingdom	68,740	24,110	71,712	95,822	22,427	24,110	94,139	118,249	(13,006)		2017	9/27/2019
The Alloy	College Park, Maryland	—	14,194	81,956	96,150	454	14,194	82,410	96,604	(13,034)		2019	11/12/2019
Charles Tyrwhitt Distribution Centre	Milton Keynes, United Kingdom	12,506	7,337	11,727	19,064	(21)	7,337	11,706	19,043	(1,799)		2010	11/8/2019
DSG Bristol	Bristol, United Kingdom	29,046	18,533	23,547	42,080	(17)	18,533	23,530	42,063	(3,600)		2006	11/18/2019
The Emerson	Centreville, Virginia	—	17,725	97,659	115,384	597	17,725	98,256	115,981	(15,022)		2019	1/24/2020
Madrid Airport Complex	Madrid, Spain	53,104	50,012	3,962	53,974	54,675	50,009	58,640	108,649	—		1991	6/19/2020
Wakefield Logistics	Wakefield, United Kingdom	15,652	9,858	16,091	25,949	1	9,858	16,092	25,950	(2,212)		1991, 2019	7/2/2020
Bassett Technology Park	Santa Clara, California	—	53,636	34,826	88,462	4,835	53,636	39,661	93,297	(6,031)		1970, 1983, 1998	8/31/2020
6100 Schertz Parkway	Schertz, Texas	—	3,880	103,404	107,284	(1)	3,880	103,403	107,283	(13,074)		2013	12/11/2020
5100 Cross Point	Coventry, United Kingdom	13,468	12,424	10,689	23,113	(52)	12,424	10,637	23,061	(1,337)		1994, 2015	12/22/2020
5301 Patrick Henry	Santa Clara, California	—	19,089	36,651	55,740	433	19,089	37,084	56,173	(4,525)		1982, 2016	2/10/2021
900 Patrol Road	Jeffersonville, Indiana	—	7,976	79,243	87,219	(6)	7,976	79,237	87,213	(9,159)		2012	5/17/2021
1015 Half Street	Washington, D.C.	—	32,884	131,745	164,629	15,329	32,884	147,074	179,958	(19,467)		2011	5/19/2021
Eastgate Park	Prague, Czech Republic	23,763	18,708	24,596	43,304	4,209	18,708	28,805	47,513	(2,807)		1980, 2019, 2021	10/26/2021
Bradley Business Center	Chicago, Illinois	—	28,735	55,400	84,135	591	28,735	55,991	84,726	(5,699)		1956, 1989, 2012, 2014	11/16/2021
WGN Studios	Chicago, Illinois	—	13,020	12,469	25,489	41	13,020	12,510	25,530	(1,278)		1960	11/30/2021
Waypoint	Torrance, California	—	18,009	15,256	33,265	646	18,009	15,902	33,911	(1,756)		1963, 2014	12/10/2021
Center Place	Providence, Rhode Island	—	—	72,811	72,811	5,372	—	78,183	78,183	(8,486)		1991	12/22/2021

			Initial Cost (b)				Gross Amount at Which Carried at 12/31/2025
Description (a)	Location	Encumbrances	Land	Buildings and Improvements	Total	Costs Capitalized Subsequent to Acquisition (c)	Land	Buildings and Improvements	Total (d)	Accumulated Depreciation (e)	Date of Construction	Date Acquired
Liberty Station	San Diego, California	—	50,331	48,400	98,731	3,633	50,331	52,033	102,364	(5,302)	2003-2006	1/24/2022
1315 N. North Branch	Chicago, Illinois	—	14,122	20,118	34,240	283	14,122	20,401	34,523	(1,934)	1912, 2021	2/18/2022
Burbank Media Studios	Burbank, California	—	28,616	4,246	32,862	306	28,616	4,552	33,168	(438)	2022	2/25/2022
Central City Coventry	Coventry, United Kingdom	12,253	38,986	4,386	43,372	540	38,986	4,926	43,912	(2,941)	1912	3/30/2022
NE Walker Road	Hillsboro, Oregon	—	20,498	12,149	32,647	(3,651)	20,498	8,498	28,996	—	1978, 2009	4/14/2022
Waverly Place	Cary, North Carolina	—	12,395	60,724	73,119	2,866	12,395	63,590	75,985	(5,607)	1986, 2014	6/15/2022
Nashville Self Storage Portfolio	Nashville, Tennessee	—	7,821	90,055	97,876	(3)	7,821	90,052	97,873	(7,852)	2019, 2020	7/7/2022
200 Park Place	Houston, Texas	—	6,384	97,669	104,053	(150)	6,384	97,519	103,903	(8,409)	2020	7/21/2022
Gables Station	Miami, Florida	—	51,282	380,626	431,908	2,005	51,282	382,631	433,913	(32,880)	2021	8/26/2022
EMME	Chicago, Illinois	—	17,694	55,571	73,265	602	17,694	56,173	73,867	(3,643)	2017	6/21/2023
I-70 Logistics Center	Columbus, Ohio	—	3,655	57,767	61,422	52	3,655	57,819	61,474	(3,441)	2023	8/15/2023
IBM 500 Campus	Durham, North Carolina	—	21,295	2,491	23,786	(214)	21,295	2,277	23,572	(926)	1986-1989, 2019	12/14/2023
Diridon West	San Jose, California	—	8,357	109,160	117,517	194	8,357	109,354	117,711	(5,412)	2021	1/19/2024
Duboce Apartments	San Francisco, California	—	—	36,939	36,939	35	—	36,974	36,974	(1,222)	2017	9/16/2024
Sutter Medical Plaza	Sacramento, California	—	3,134	38,457	41,591	(4)	3,134	38,453	41,587	(1,161)	1958; 2009	10/17/2024
E2 Apartments	Evanston, Illinois	—	12,502	137,777	150,279	324	12,502	138,101	150,603	(3,661)	2015	12/18/2024
Tortona Logistics	Tortona, Italy	63,032	14,310	93,582	107,892	256	14,310	93,838	108,148	(2,346)	2023-2025	12/17/2024
Junction 27	Leeds, United Kingdom	41,711	11,989	55,688	67,677	145	11,989	55,833	67,822	(1,047)	1999, 2005	3/18/2025
I-85 Logistics Center	Piedmont, South Carolina	—	2,508	33,212	35,720	1,930	2,508	35,142	37,650	(837)	2023	5/23/2025
Georgia International Trade Center	Rincon, Georgia	—	14,505	161,107	175,612	(1,253)	14,505	159,854	174,359	(2,551)	2023, 2024	5/13/2025
Upton Crossing	Wilmington, Massachusetts	—	13,858	48,940	62,798	(1,319)	13,858	47,621	61,479	(759)	2023	5/13/2025
The Peel Centre	Bracknell, United Kingdom	36,261	—	55,926	55,926	(201)	—	55,725	55,725	(697)	1988	6/13/2025
Montrose Collective	Houston, Texas	—	12,371	94,432	106,803	(824)	12,371	93,608	105,979	(1,138)	2021	7/9/2025
Runway - Retail	Los Angeles, California	—	31,933	105,565	137,498	334	31,933	105,899	137,832	(709)	2014	9/25/2025
Runway - Residential/Living	Los Angeles, California	—	50,180	202,841	253,021	132	50,180	202,973	253,153	(1,390)	2014	9/25/2025
Left Bank	Chicago, Illinois	—	14,471	129,623	144,094	2,258	14,471	131,881	146,352	(542)	2006, 2019	11/4/2025
Worship Square	London, United Kingdom	143,298	7,994	178,731	186,725	—	7,994	178,731	186,725	(372)	2024	11/20/2025
Clay Terrace	Carmel, Indiana	—	17,693	166,710	184,403	2	17,692	166,713	184,405	(272)	2003	12/8/2025
		$877,646	$1,033,885	$4,028,470	$5,062,355	$222,401	$1,033,885	$4,250,871	$5,284,756	$(356,308)

(a)Assets consist of quality office, retail, industrial and residential/living properties.

(b)Components of initial cost for the property acquired using a foreign currency were converted using the December 31, 2025 balance sheet rate.
(c)Costs capitalized subsequent to addition are presented net of any write-offs.
(d)The aggregate cost for federal income tax purposes is $5.2 billion as of December 31, 2025.
(e)Real estate assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. The estimated useful lives for computing depreciation are generally 10 years for furniture and fixtures, 15-20 years for electrical and mechanical installations and 40 years for buildings.

The changes in total real estate assets for the years ended December 31,

	2025	2024	2023
Gross real estate assets
Balance, beginning of period	$3,740,288	$3,283,236	$3,078,079
Additions during the period:
Acquisitions	1,384,899	438,300	158,517
Other additions	70,257	89,618	11,403
Write-Offs/Cost of real estate sold	(44,174)	(36,606)	—
Effect of changes in foreign currency exchange rates	133,486	(34,260)	35,237
Balance, end of period	$5,284,756	$3,740,288	$3,283,236
Accumulated Depreciation
Balance, beginning of period	$(264,990)	$(199,641)	$(137,962)
Depreciation	(91,776)	(70,842)	(65,463)
Effect of changes in foreign currency exchange rates	(4,077)	4,427	3,784
Retirement or sales of assets	4,535	1,066	—
Balance, end of period	$(356,308)	$(264,990)	$(199,641)

INDEX TO EXHIBITS

Exhibit No.	Description
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

4.1	Form of Subscription Agreement (included as Appendix A to the Prospectus included in the Registration Statement filed on January 21, 2026 and incorporated by reference herein)
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
10.8
Amendment to the Amended and Restated Credit Agreement, dated as of December 20, 2021 among HGIT Properties, LP, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on December 21, 2021 and incorporated by reference herein)

10.9
Second Amended and Restated Advisory Agreement, dated as of September 14, 2022, by and among HGIT Advisors LP, HGIT Properties LP and Hines Global Income Trust, Inc. (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on September 20, 2022 and incorporated by reference herein)

10.10
Seventh Amended and Restated Limited Partnership Agreement of HGIT Properties, LP, dated as of January 5, 2026 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on January 9, 2026 and incorporated by reference herein)

10.11
Second Amendment to the Amended and Restated Credit Agreement, dated as of March 24, 2023, by and among HGIT Properties, LP, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q on May 11, 2023 and incorporated by reference herein)

10.12
Third Amendment to the Amended and Restated Credit Agreement, dated as of May 17, 2024, by and among HGIT Properties, LP, the Lenders party thereto, and JPMorgan Chase Bank, National Association as Administrative Agent (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K on May 23, 2024 and incorporated by reference herein)

10.13
Credit Agreement, dated as of March 12, 2025, by and among HGIT Properties, LP, the Lenders party thereto, and JPMorgan Chase Bank, National Association, as Administrative Agent (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on March 14, 2025 and incorporated by reference herein)

19.1	Insider Trading Policy, Incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed with the SEC on March 26, 2025.
21.1*	List of Subsidiaries of Hines Global Income Trust, Inc.
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification
31.2*	Certification
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

HINES GLOBAL INCOME TRUST, INC. (registrant)

March 30, 2026	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2026.

Signature	Title	Date

/s/ Jeffrey C. Hines	Chief Executive Officer and Chairman of the Board of Directors	March 30, 2026
Jeffrey C. Hines	(Principal Executive Officer)

/s/ J. Shea Morgenroth	Chief Financial Officer	March 30, 2026
J. Shea Morgenroth	(Principal Financial Officer)

/s/ A. Gordon Findlay	Chief Accounting Officer, Treasurer and Secretary	March 30, 2026
A. Gordon Findlay	(Principal Accounting Officer)

/s/ Dougal A. Cameron	Director	March 30, 2026
Dougal A. Cameron

/s/ John O. Niemann, Jr.	Director	March 30, 2026
John O. Niemann, Jr.

/s/ Diane S. Paddison	Director	March 30, 2026
Diane S. Paddison

/s/ Dr. Ruth J. Simmons	Director	March 30, 2026
Dr. Ruth J. Simmons

/s/ Laura Hines-Pierce	Director	March 30, 2026
Laura Hines-Pierce

/s/ David L. Steinbach	Director	March 30, 2026
David L. Steinbach