Form 10-Q
period 2026-03-31
HINES GLOBAL INCOME TRUST, INC.
filed 2026-05-14
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of May 1, 2026, approximately 29.7 million shares of the registrant’s Class AX common stock, 82,466 shares of the registrant’s Class JX common stock, 26.1 million shares of the registrant’s Class T common stock, 40.0 million shares of the registrant’s Class S common stock, 40.0 million shares of the registrant’s Class D common stock and 177.2 million shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2026	December 31, 2025
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$4,867,204	$4,928,448
Investments in real estate-related securities	174,624	172,127
Cash and cash equivalents	180,143	172,148
Restricted cash	6,128	9,637
Derivative instruments	33,852	28,773
Tenant and other receivables, net	113,166	93,477
Intangible lease assets, net	383,807	408,529
Financing lease right-of-use asset, net	15,314	15,348
Deferred leasing costs, net	82,471	89,971
Deferred financing costs, net	5,501	6,274
Other assets	65,424	67,856
Total assets	$5,927,634	$5,992,588
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$139,568	$123,713
Due to affiliates	54,518	81,503
Intangible lease liabilities, net	79,700	82,557
Other liabilities	82,252	90,341
Financing lease liability	17,536	17,523
Financing obligations	1,443,681	1,231,287
Distributions payable	15,484	14,943
Notes payable, net	2,046,818	2,372,045
Total liabilities	3,879,557	4,013,912

Commitments and contingencies (Note 12)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Common shares, $0.001 par value per share (Note 7)	304	296
Additional paid-in capital	2,972,032	2,885,443
Accumulated distributions in excess of earnings	(935,451)	(929,266)
Accumulated other comprehensive income (loss)	11,192	22,203
Total stockholders’ equity	2,048,077	1,978,676
Noncontrolling interests	—	—
Total equity	2,048,077	1,978,676
Total liabilities and equity	$5,927,634	$5,992,588

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$125,653	$90,653
Other revenue	7,191	2,946
Total revenues	132,844	93,599
Expenses:
Property operating expenses	51,225	36,587
Depreciation and amortization	55,164	33,712
Asset management fees	11,041	8,771
Performance participation allocation	6,101	—
General and administrative expenses	1,879	1,949
Total expenses	125,410	81,019

Other income (expenses):
Gain (loss) on derivative instruments	8,311	(878)
Gain (loss) on investments in real estate-related securities	2,058	(2,457)
Gain (loss) on sale of real estate	63,690	151,242
Foreign currency gains (losses)	3,026	7,337
Interest expense	(52,605)	(33,204)
Other income and expenses	8,038	5,466
Income (loss) before benefit (provision) for income taxes	39,952	140,086
Benefit (provision) for income taxes	(174)	(1,494)
Provision for income taxes related to sale of real estate	—	(23,333)
Net income (loss)	39,778	115,259
Net (income) loss attributable to noncontrolling interests	(3)	(3)
Net income (loss) attributable to common stockholders	$39,775	$115,256
Basic and diluted income (loss) per common share	$0.13	$0.42
Weighted average number of common shares outstanding	305,206	272,472

Comprehensive income (loss):
Net income (loss)	$39,778	$115,259
Other comprehensive income (loss):
Foreign currency translation adjustment	(11,011)	15,135
Comprehensive income (loss)	$28,767	$130,394
Comprehensive (income) loss attributable to noncontrolling interests	(3)	(3)
Comprehensive income (loss) attributable to common stockholders	$28,764	$130,391

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2026	298,025	$296	$2,885,443	$(929,266)	$22,203	$1,978,676	$—
Issuance of common shares	16,556	16	162,887	—	—	162,903	—
Distributions declared	—	—	—	(45,960)	—	(45,960)	(3)
Redemption of common shares	(6,184)	(8)	(72,772)	—	—	(72,780)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(1,964)	—	—	(1,964)	—
Offering costs	—	—	(1,562)	—	—	(1,562)	—
Net income (loss)	—	—	—	39,775	—	39,775	3
Foreign currency translation adjustment	—	—	—	—	(11,011)	(11,011)	—
Balance as of March 31, 2026	308,397	$304	$2,972,032	$(935,451)	$11,192	$2,048,077	$—

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2025	268,769	$266	$2,609,433	$(776,566)	$(17,994)	$1,815,139	$—
Issuance of common shares	10,529	11	112,088	—	—	112,099	—
Distributions declared	—	—	—	(40,738)	—	(40,738)	(3)
Redemption of common shares	(5,067)	(6)	(61,514)	—	—	(61,520)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(1,221)	—	—	(1,221)	—
Offering costs	—	—	(2,385)	—	—	(2,385)	—
Net income (loss)	—	—	—	115,256	—	115,256	3
Foreign currency translation adjustment	—	—	—	—	11,290	11,290	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	3,845	3,845	—
Balance as of March 31, 2025	274,231	$271	$2,656,401	$(702,048)	$(2,859)	$1,951,765	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$39,778	$115,259
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	58,651	36,369
Gain on sale of real estate	(63,690)	(151,242)
Foreign currency (gains) losses	(3,026)	(7,337)
(Gain) loss on derivative instruments	(8,311)	878
(Gain) loss on investments in real estate-related securities	(2,058)	2,457
Changes in assets and liabilities:
Change in other assets	1,187	(793)
Change in tenant and other receivables	(9,915)	(2,233)
Change in deferred leasing costs	(6,473)	(25,556)
Change in accounts payable and accrued expenses	2,030	41,468
Change in other liabilities	(6,771)	(1,421)
Change in due to affiliates	(26,275)	1,245
Net cash from (used in) operating activities	(24,873)	9,094
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(73,656)	(72,372)
Capital expenditures at operating properties	(17,414)	(12,989)
Proceeds from sale of real estate	145,916	200,802
Purchases of real estate-related securities	(10,385)	(28,191)
Proceeds from settlement of real estate-related securities	9,946	23,029
Proceeds from settlement of interest rate contracts	5,402	6,658
Payments related to interest rate contracts	(3,281)	(10,512)
Net cash from (used in) investing activities	56,528	106,425
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	138,127	90,319
Redemption of common shares	(46,036)	(57,770)
Payment of offering costs	(2,113)	(2,188)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(2,196)	(2,336)
Distributions paid to stockholders and noncontrolling interests	(20,833)	(18,692)
Proceeds from financing obligations	213,180	160,374
Payments on financing obligations	(954)	(483)
Proceeds from notes payable	57,803	742,813
Payments on notes payable	(362,455)	(923,150)
Change in security deposit liability	251	1,352
Deferred financing costs paid	(879)	(17,249)
Net cash from (used in) financing activities	(26,105)	(27,010)
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(1,064)	4,512
Net change in cash, restricted cash and cash equivalents	4,486	93,021
Cash, restricted cash and cash equivalents, beginning of period	181,785	141,196
Cash, restricted cash and cash equivalents, end of period	$186,271	$234,217

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three Months Ended March 31, 2026 and 2025

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of March 31, 2026 and December 31, 2025, and the results of operations, the changes in stockholders’ equity and cash flows for the three months ended March 31, 2026 and 2025 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025.

Hines Global Income Trust, Inc. (the “Company” or “Hines Global”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 68 years. The Company is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through HGIT Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of March 31, 2026 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

Hines Global raises capital for its investments through continuous public offerings of its common stock (the “Public Offerings”). Hines Global commenced its initial public offering of up to $2.5 billion in shares of its common stock in August 2014 and launched its most recent public offering, its fourth public offering of up to $2.5 billion in shares of common stock, on February 4, 2025. It intends to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, Hines Global intends to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. As of March 31, 2026, Hines Global had received aggregate gross offering proceeds of approximately $4.2 billion from the sale of 404.7 million shares through the Public Offerings, including shares issued pursuant to its distribution reinvestment plan. As of March 31, 2026, the Company owned direct real estate investments in 54 properties totaling 24.7 million square feet that were 95% leased.

In addition to its Public Offerings, Hines Global, through its Operating Partnership, has a program to raise up to $3.0 billion of capital through private placement offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of March 31, 2026, Hines Global held twelve properties through the DST Program and has raised net offering proceeds of $1.4 billion through the DST Program. See “Note 4 — DST Program” for additional information.

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

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in other income and expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026 and 2025 (in thousands):

	Gain (Loss) on Investments in Real Estate-Related Securities
	Three Months Ended March 31,
	2026	2025
Unrealized gain (loss)	$1,109	$(2,293)
Realized gain (loss)	949	(164)
Total gain (loss) on real estate-related securities	$2,058	$(2,457)

Tenant and Other Receivables

Tenant and other receivables consists primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost. As of March 31, 2026 and December 31, 2025, the Company had receivables related to base rents and tenant reimbursements of $13.4 million and $9.2 million, respectively. As of March 31, 2026 and December 31, 2025, the Company had other receivables balances of $25.3 million and $9.9 million, respectively. Further, the balance of other receivables as of March 31, 2026, included a $12.9 million VAT receivable related to the purchase of the third building at Tortona in March 2026.

Straight-line rent receivables were $74.5 million and $69.5 million as of March 31, 2026 and December 31, 2025, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical collection levels and current economic trends. The uncollectible portion of the portfolio is recorded as an adjustment to rental revenues.

Other Assets

Other assets included the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid insurance	$1,709	$1,267
Prepaid property taxes	7,194	3,477
Deferred tax assets (1)	26,252	25,318
Operating lease right-of-use assets, net	26,558	27,030
Other	3,711	10,764	(2)
Other assets	$65,424	$67,856
(1)Includes the effects of a valuation allowance of $18.4 million and $18.0 million as of March 31, 2026 and December 31, 2025, respectively.
(2)Included $6.0 million related to a deposit on the forward purchase of a third building at the Tortona Logistics property, which was acquired in March 2026.

Lessee Accounting

The Company has ground lease agreements in which it is the lessee for land at certain of its investment properties. As of March 31, 2026, three of such agreements were accounted for as operating leases and one such agreement was accounted for as a financing lease. As of March 31, 2026, the weighted average remaining lease term of the Company’s operating leases and financing leases was 121 years and 116 years, respectively.

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

The table below provide additional information regarding the Company’s ground leases:

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets, net of accumulated amortization (1)	$26,558	$27,030
Operating lease liabilities (2)	$20,606	$20,903

Financing lease right-of-use assets, net of accumulated amortization (3)	$15,314	$15,348
Financing lease liabilities (4)	$17,536	$17,523

(1)Recorded to other assets in the Company’s condensed consolidated balance sheets
(2)Recorded to other liabilities in the Company’s condensed consolidated balance sheets
(3)Recorded to financing lease right-of-use asset, net, in the Company’s condensed consolidated balance sheets
(4)Recorded to financing lease liability in the Company’s condensed consolidated balance sheets

The following table details the costs associated with the Company’s operating and financing leases (in thousands):

	Three months ended March 31,
	2026	2025
Operating lease costs (1)	$679	$170
Financing lease costs
Amortization of financing lease assets (1)	$33	$33
Interest expense on lease liabilities (2)	147	147
Total lease costs	$859	$350

(1) Recorded to property operating expenses in the Company’s condensed consolidated statements of operations and comprehensive income
(2) Recorded to interest expense in the Company’s condensed consolidated statements of operations and comprehensive income

The tables below provide additional information regarding the Company’s lease liabilities for the period from April 1, 2026 through December 31, 2026 and for each of the years ending December 31, 2027 through December 31, 2031 and for the period thereafter (in thousands):

	Lease Payments
	Operating Leases	Financing Leases
April 1, 2026 through December 31, 2026	$853	$405
2027	1,232	540
2028	1,232	540
2029	1,235	540
2030	1,236	540
2031	1,236	540
Thereafter	140,635	68,192
Total	$147,659	$71,297

Ground Lease Liability	$20,606	$17,536
Undiscounted Excess Amount	$127,053	$53,761

New Accounting Pronouncements

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

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Buildings and improvements (1)	$4,223,485	$4,250,871
Less: accumulated depreciation	(371,281)	(356,308)
Buildings and improvements, net	3,852,204	3,894,563
Land	1,015,000	1,033,885
Investment property, net	$4,867,204	$4,928,448
(1)Included in buildings and improvements was approximately $78.1 million and $86.5 million of construction-in-progress as of March 31, 2026 and December 31, 2025, respectively, primarily related to the Company’s development projects at two of its central European industrial properties, as well as its redevelopment project at Madrid Airport Complex.

Recent Acquisitions of Investment Property

During the three months ended March 31, 2026, the Company acquired the third building at Tortona Logistics for an aggregate net purchase price of €50.8 million (approximately $61.1 million, assuming a rate of $1.17 per EUR as of the acquisition date) exclusive of transaction costs and working capital reserves. The net purchase price for this acquisition was allocated as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Out-of-Market Lease Intangibles, Net	Total
Tortona Logistics - Asset 3	3/17/2026	$49,183	$6,830	$5,075	$—	$61,088

Recent Dispositions of Investment Property

During the three months ended March 31, 2026, the Company sold Briargate for a contract price of $150.7 million, exclusive of transaction costs and closing prorations. The Company acquired Briargate in September 2019 for a contract purchase price of $93.2 million. The purchaser is not affiliated with the Company or its affiliates.

As of March 31, 2026, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$566,292	$27,851	$(104,516)
Less: accumulated amortization	(198,511)	(11,825)	24,816
Net	$367,781	$16,026	$(79,700)

As of December 31, 2025, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$584,204	$28,474	$(107,964)
Less: accumulated amortization	(192,540)	(11,609)	25,407
Net	$391,664	$16,865	$(82,557)

Amortization expense of in-place leases was $25.4 million and $13.4 million for the three months ended March 31, 2026 and 2025, respectively, which was recorded to depreciation and amortization on the condensed consolidated statements of operations and comprehensive income (loss). Net amortization of out-of-market leases resulted in an increase to rental revenue of $1.6 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from April 1, 2026 through December 31, 2026 and for each of the years ending December 31, 2027 through December 31, 2031 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
April 1, 2026 through December 31, 2026	$55,537	$(4,073)
2027	$62,379	$(4,817)
2028	$54,303	$(4,383)
2029	$40,224	$(4,423)
2030	$33,463	$(3,982)
2031	$25,734	$(3,855)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the three months ended March 31, 2026 and 2025 were $17.6 million and $12.4 million, respectively, which are included in rental revenue on the condensed consolidated statements of operations and comprehensive income (loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of March 31, 2026, the approximate fixed future minimum rentals for the period from April 1, 2026 through December 31, 2026, for each of the years ending December 31, 2027 through 2031 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
April 1, 2026 through December 31, 2026	$205,550
2027	272,828
2028	254,553
2029	217,042
2030	188,459
2031	160,996
Thereafter	739,673
Total	$2,039,101

During the three months ended March 31, 2026 and 2025, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties, multifamily properties and self-storage properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. DST PROGRAM

In September 2022, the Company, through the Operating Partnership, launched the DST Program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts (each, a “DST”) holding real properties. Under the DST Program, each private placement could offer interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (each, a “DST Property” and collectively, the “DST Properties”). DST Properties may be sourced from properties currently owned by the Operating Partnership or newly acquired properties. The underlying interests of real properties sold to investors pursuant to such private placements are or will be leased-back by an indirect wholly owned subsidiary of the Operating Partnership on a long-term basis of up to twenty years pursuant to a master lease agreement. These master lease agreements are fully guaranteed by the Operating Partnership. As compensation for the master lease guarantee, the Operating Partnership will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the beneficial interests in the DST from the investors during a 12-month period commencing two years after the closing of the applicable DST offering, in exchange for units of interest in the Operating Partnership (“OP Units”). As the Company retains the fair market value purchase option, which, if exercised, would allow the Company to acquire the real property owned by the DST, the proceeds from each private placement offering under the DST program are accounted for as a financing obligation on the condensed consolidated balance sheets.

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

As of March 31, 2026, the Company held twelve properties through the DST Program. The Company raised net offering proceeds of $1.4 billion from inception of the program in September 2022 through March 31, 2026.

5. DEBT FINANCING

As of March 31, 2026 and December 31, 2025, the Company had approximately $2.1 billion and $2.4 billion of debt outstanding, respectively, with a weighted average years to maturity of 2.4 years and 2.6 years, respectively, and a weighted average interest rate of 3.80% and 4.03%, respectively. The following table describes the Company’s debt outstanding at March 31, 2026 and December 31, 2025 (in thousands, except interest rates):

Description	Maturity Date	Maximum Capacity in Functional Currency	Weighted Average Effective Interest Rate as of March 31, 2026		Principal Outstanding at March 31, 2026	Principal Outstanding at December 31, 2025
Fixed Rate Loans
Seller-financed debt	7/1/2034	N/A	1.55%		$6,245	$6,373
Private placement note issuances	7/2029-9/2032	N/A	5.16%		414,726	419,024
Total fixed rate loans					$420,971	$425,397
Variable Rate Loans
Floating rate secured mortgage debt	6/2026-11/2030	N/A	3.38%	(1)	$911,099	$871,272
JPMorgan Chase Credit Facility - Revolver	3/10/2028	$650,000	5.27%		29,000	391,000
JPMorgan Chase Credit Facility - Term Loan(s)	3/10/2028	$700,000	3.50%	(2)	700,000	700,000
Total variable rate loans					$1,640,099	$1,962,272
Total Notes Payable					$2,061,070	$2,387,669
Total Principal Outstanding					$2,061,070	$2,387,669
Unamortized financing fees (3)					(14,252)	(15,624)
Total					$2,046,818	$2,372,045
(1)As of March 31, 2026, the effective interest rates on our floating rate mortgage debt ranged from 1.75% to 5.58%. The amount of principal outstanding as of March 31, 2026 includes $819.8 million that has been effectively fixed for the full term of the facilities by effective interest rate cap agreements or interest rate swap agreements as economic hedges against the variability of future interest rates on the borrowing.
(2)As of March 31, 2026, the effective interest rates related to these loans were effectively capped as a result of the Company entering into interest rate cap agreements as economic hedges against the variability of the future interest rate on the borrowings.
(3)Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $19.8 million and $21.9 million as of March 31, 2026 and December 31, 2025, respectively. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. Amortization of deferred financing costs were $2.7 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively, which is recorded to interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of March 31, 2026 or the date of this report.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from April 1, 2026 through December 31, 2026, for each of the years ending December 31, 2027 through December 31, 2030 and for the period thereafter (in thousands).

	Payments Due by Year
	April 1, 2026 through December 31, 2026	2027	2028	2029	2030	Thereafter
Principal payments	$139,760	$451,390	$806,257	$275,526	$304,022	$84,115

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

The table below provides additional information regarding the Company's derivative instruments as well as their location and fair value on our condensed consolidated balance sheets (in thousands, except number of contracts):

			Fair Value
			Derivative Instruments
Type	Number of Contracts	Notional Amount	Assets	Liabilities
As of March 31, 2026
Interest rate contracts	24	$1,519,803	$33,852	$—
Total derivative instruments	24	$1,519,803	$33,852	$—

As of December 31, 2025
Interest rate contracts	24	$1,536,123	$28,773	$—
Total derivative instruments	24	$1,536,123	$28,773	$—

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2026 and 2025 (in thousands):

	Gain (Loss) on Derivative Instruments
	Three months ended March 31,
	2026	2025
Derivatives not designated as hedging instruments:
Interest rate contracts	$8,311	$(878)
Total gain (loss) on derivatives	$8,311	$(878)

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

Common Stock

As of March 31, 2026 and December 31, 2025, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	March 31, 2026			December 31, 2025
	Shares Authorized	Shares Issued and Outstanding		Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	29,975		40,000	30,486
Class TX common stock, $0.001 par value per share	40,000	—	(1)	40,000	—
Class IX common stock, $0.001 par value per share	10,000	—	(1)	10,000	—
Class JX common stock, $0.001 par value per share	10,000	82		10,000	82
Class T common stock, $0.001 par value per share	350,000	27,481		350,000	30,124
Class S common stock, $0.001 par value per share	350,000	39,231		350,000	37,501
Class D common stock, $0.001 par value per share	350,000	39,863		350,000	38,994
Class I common stock, $0.001 par value per share	350,000	171,765		350,000	160,838
(1)All remaining Class TX and IX shares previously issued and outstanding have been converted to Class AX and JX shares, respectively, in accordance with the Company’s charter.

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the three months ended March 31, 2026 and 2025 (in thousands).

	Class AX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2026	30,486	$30	82	$—	30,124	$31	37,501	$39	38,994	$37	160,838	$159	298,025	$296
Issuance of common shares	111	—	1	—	92	—	2,301	2	1,400	1	12,651	13	16,556	16
Conversion of common shares (1)	—	—	—	—	(1,822)	(2)	—	—	—	—	1,822	2	—	—
Redemption of common shares	(622)	(1)	(1)	—	(913)	(1)	(571)	(1)	(531)	(1)	(3,546)	(4)	(6,184)	(8)
Balance as of March 31, 2026	29,975	$29	82	$—	27,481	$28	39,231	$40	39,863	$37	171,765	$170	308,397	$304

	Class AX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	32,341	$32	79	$—	40,550	$41	31,676	$33	36,249	$34	127,874	$126	268,769	$266
Issuance of common shares	140	—	1	—	896	1	753	1	1,141	1	7,598	8	10,529	11
Conversion of common shares (1)	—	—	—	—	(2,939)	(3)	—	—	—	—	2,939	3	—	—
Redemption of common shares	(599)	(1)	—	—	(1,123)	(1)	—	—	(779)	(1)	(2,566)	(3)	(5,067)	(6)
Balance as of March 31, 2025	31,882	$31	80	$—	37,384	$38	32,429	$34	36,611	$34	135,845	$134	274,231	$271
(1)The Company will cease paying distribution and stockholder servicing fees with respect to certain share classes when the total of such fees reach certain thresholds. Once these respective thresholds are reached, Class T, S and D shares are converted into Class I shares.

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2023 through May 2026 at a gross distribution rate of $0.05208 per month for each share class (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees.

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
The following table outlines the Company’s total distributions declared to stockholders for each of the quarters ended during 2026 and 2025, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared
2026
March 31, 2026	20,965	24,995	45,960
Total	$20,965	$24,995	$45,960
2025
December 31, 2025	$20,575	$23,774	$44,349
September 30, 2025	19,986	23,084	43,070
June 30, 2025	19,354	22,480	41,834
March 31, 2025	18,874	21,864	40,738
Total	$78,789	$91,202	$169,991

The table below outlines the net distributions declared for each class of shares for the three months ended March 31, 2026 and 2025, respectively. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors, less any applicable ongoing distribution and stockholder servicing fees, which is more fully described in Note 8 — Related Party Transactions.

	Three Months Ended March 31,
	2026	2025
Distributions declared per Class AX share, net	$0.16	$0.16
Distributions declared per Class JX share, net	$0.16	$0.16
Distributions declared per Class T share, net	$0.13	$0.13
Distributions declared per Class S share, net	$0.13	$0.13
Distributions declared per Class D share, net	$0.15	$0.15
Distributions declared per Class I share, net	$0.16	$0.16

8. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and Hines Private Wealth Solutions LLC. (the "Dealer Manager"), Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended March 31,		Unpaid as of
Type and Recipient	2026	2025	March 31, 2026		December 31, 2025
Selling Commissions- Dealer Manager (1)	$435	$443	$—		$2
Dealer Manager Fee- Dealer Manager (1)	16	33	—		1
Distribution & Stockholder Servicing Fees- Dealer Manager (1)	1,513	745	49,405		49,633
Organization and Offering Costs- the Advisor	1,562	2,385	665		1,216
Asset Management Fees- the Advisor (2)	11,041	8,771	3,393		4,264
Other- the Advisor (3)	1,206	1,713	2,346		2,369
Performance Participation Allocation- the Advisor (4)	6,101	—	6,101		24,795
Property Management Fees- Hines and its affiliates	2,596	2,064	1,071		685
Development and Construction Management Fees- Hines and its affiliates (5)	101	734	391		330
Leasing Fees- Hines and its affiliates (6)	411	1,110	1,422		1,458
Expense Reimbursement- Hines and its affiliates (with respect to management and operations of the Company's properties) (7)	5,530	4,382	(10,276)	(8)	(3,250)	(8)
Total	$30,512	$22,380	$54,518		$81,503
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
(8)As of March 31, 2026 and December 31, 2025, the balance included $8.4 million and $8.1 million, respectively, in receivables related to rents collected by the Hines-affiliated property managers at the UK Portfolio Properties, which were being held in the property manager controlled bank accounts. As of March 31, 2026, the balance also includes $7.3 million of distributions related to our DST program which were received in April 2026.

DST Program Fees

In connection with the DST Program described in Note 4 – DST Program, Hines Real Estate Exchange LLC (“HREX”), a wholly-owned subsidiary of the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placement. As compensation for conducting these private placements, HREX will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and O&O fees of up to 5.0%, 1.0% and 1.25%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. In addition, with respect to Class S DST interests, HREX will pay the Dealer Manager ongoing fees in amounts up to 0.25% of the equity investment per year. All of these fees are funded by the private investors in the DST Program at the time of their investment or through deductions from distributions paid to such investors. The Dealer Manager may re-allow such commissions, ongoing fees and a portion of such dealer manager fees to participating broker dealers. These fees totaled $7.9 million for the three months ended March 31, 2026, and $5.9 million for the three months ended March 31, 2025.

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

Although the Company has determined the majority of the inputs used to value its interest rate contracts fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and its counterparties. In adjusting the fair values of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds and guarantees. However, as of March 31, 2026 and 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuations of its derivatives. As a result, the Company has determined its derivative valuations are classified in Level 2 of the fair value hierarchy.

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

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026	Investments in real estate-related securities	$174,624	$174,624	$—	$—
December 31, 2025	Investments in real estate-related securities	$172,127	$172,127	$—	$—

Financial Instruments Fair Value Disclosures

The Company’s notes payable had book values of $2.1 billion and $2.4 billion as of March 31, 2026 and December 31, 2025, respectively. The Company believes the fair values of its notes payable approximate the book values. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

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

	Three Months Ended March 31,
	2026	2025
Revenues
Office investments	$24,980	$21,384
Industrial investments	34,975	23,986
Residential/Living investments	39,642	29,623
Retail investments	25,269	9,394
Other investments	7,978	9,212
Total revenues	$132,844	$93,599

For the three months ended March 31, 2026 and 2025, the Company’s total revenues were attributable to the following countries:

	Three Months Ended March 31,
	2026	2025
Total revenues
United States	74%	78%
The Netherlands	9%	9%
United Kingdom	11%	7%
Poland	2%	2%
Italy	1%	2%
Czech Republic	1%	1%
Ireland	1%	1%
Spain	1%	—%	*
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

For the three months ended March 31, 2026 and 2025, the Company’s property revenues in excess of property operating expenses by segment were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues in excess of property operating expenses
Office investments	$16,775	$14,269
Industrial investments	22,958	14,834
Residential/Living investments	21,596	15,893
Retail investments	15,202	5,738
Other investments	5,088	6,278
Total revenues in excess of property operating expenses	$81,619	$57,012

As of March 31, 2026 and December 31, 2025, the Company’s total assets by segment were as follows (in thousands):

	March 31, 2026	December 31, 2025
Assets
Office investments	$958,317	$963,858
Industrial investments	1,628,863	1,575,273
Residential/Living investments	1,702,859	1,715,405
Retail investments	949,167	1,043,724
Other investments	408,198	409,265
Corporate-level accounts	280,230	285,063
Total assets	$5,927,634	$5,992,588

As of March 31, 2026 and December 31, 2025, the Company’s total assets were attributable to the following countries:

	March 31, 2026	December 31, 2025
Total assets
United States	73%	74%
United Kingdom	12%	12%
The Netherlands	7%	7%
Italy	3%	2%
Spain	2%	2%
Poland	1%	1%
Czech Republic	1%	1%
Ireland	1%	1%

For the three months ended March 31, 2026 and 2025 the Company’s reconciliation of the Company’s property revenue in excess of property operating expenses is as follows (in thousands):

	Three months ended March 31,
	2026	2025
Reconciliation to revenues in excess of property operating expenses
Net income (loss)	$39,778	$115,259
Depreciation and amortization	55,164	33,712
Asset management fees	11,041	8,771
Performance participation allocation	6,101	—
General and administrative expenses	1,879	1,949
(Gain) loss on derivative instruments	(8,311)	878
(Gain) loss on investments in real estate-related securities	(2,058)	2,457
(Gain) loss on sale of real estate	(63,690)	(151,242)
Foreign currency (gains) losses	(3,026)	(7,337)
Interest expense	52,605	33,204
Other income and expenses	(8,038)	(5,466)
(Benefit) provision for income taxes	174	1,494
Provision for income taxes related to sale of real estate	—	23,333
Total revenues in excess of property operating expenses	$81,619	$57,012

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$55,044	$34,058
Cash paid for income taxes	$1,268	$766
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$15,484	$13,680
Distributions reinvested	$24,593	$21,730
Shares tendered for redemption	$26,743	$20,564
Non-cash net liabilities (assets) assumed	$—	$135
Offering costs payable to the Advisor	$1,562	$2,385
Distribution and stockholder servicing fees payable to the Dealer Manager	$1,513	$744
Accrued capital additions	$2,687	$7,763

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

13. SUBSEQUENT EVENTS

Wicker Park

In April 2026, the Company entered into a purchase and sale agreement to purchase Wicker Park Commons, a retail property located in Chicago, Illinois. The contract purchase price for Wicker Park Commons is expected to be approximately $70.0 million, exclusive of transaction costs and closing prorations. The Company expects the closing of this acquisition to occur in May 2026, subject to a number of closing conditions. However, the Company can provide no assurance that this acquisition will close on the expected timeline or at all. The seller is not affiliated with the Company or its affiliates.

DST Program

In April 2026, the Company issued 21.1 million OP Units in connection with the exercise by the Operating Partnership of its fair market value purchase option to acquire the beneficial interests in 200 Park Place and EMME, two of the properties that had been held through the DST Program.

*****

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

These risks are more fully discussed in, and all forward-looking statements should be read in light of, all of the risk factors under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

We raise capital for our investments through continuous public offerings of our common stock (collectively, the “Public Offerings”). We commenced our initial public offering of up to $2.5 billion in shares of our common stock in August 2014 and launched our most recent public offering, our fourth public offering of up to $2.5 billion in shares of common stock, on February 4, 2025. It is our intention to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we intend to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. As of March 31, 2026, we had received aggregate gross offering proceeds of $4.2 billion from the sale of 404.7 million shares through our Public Offerings, including shares issued pursuant to our distribution reinvestment plan.

In addition to our Public Offerings, through our Operating Partnership, we have a program to raise up to $3.0 billion of capital through private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of March 31, 2026, we held twelve properties through the DST Program, and have raised net offering proceeds of $1.4 billion through the DST Program offerings.

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of March 31, 2026, we owned direct real estate investments in 54 properties totaling 24.7 million square feet that were 95% leased.

Summary of 2026 Activities

Presented below are highlights of our activities during the three months ended March 31, 2026:
Capital Raising and Performance
•We raised $162.8 million of gross proceeds from the sale of common stock through our public offerings, including shares issued pursuant to our distribution reinvestment plan. Additionally, we raised net offering proceeds of $213.2 million through the DST program.
•We declared distributions of $46.0 million. Our gross annualized distribution rate has remained at $0.625 per share since January 2019.
•We redeemed $46.0 million in shares of our common stock pursuant to our share redemption program.
•Recent years have been characterized by challenging macroeconomic conditions and elevated interest rates. Despite this environment, Hines Global maintained its stable annualized distribution rate of $0.625 and had a year-to-date total return of 1.39% for Class I shares for the three months ended March 31, 2026, and 6.46% for the year ended December 31, 2025. Total return is calculated as the change in our NAV per share during the respective period, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares. Refer to “Performance Summary of Share Classes” below for a more comprehensive summary of the performance of all our share classes.
Investments and Financing Activities
•On February 17, 2026, we sold Briargate for a contract sales price of $150.7 million exclusive of transaction costs and closing prorations. We acquired Briargate in September 2019 for a contract purchase price of $93.2 million. We recognized a gain on sale of this asset of $63.7 million, which was recorded in gain on sale of real estate on the consolidated statements of operations and comprehensive income (loss).

•During the three months ended March 31, 2026, we acquired the third building at Tortona Logistics for an aggregate net purchase price of €50.8 million (approximately $61.1 million, assuming a rate of $1.17 per EUR as of the acquisition date) exclusive of transaction costs and working capital reserves. See Note 3—Investment Property for additional information regarding this acquisition.

Our Real Estate Portfolio

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of March 31, 2026, we owned interests in 54 real estate investments consisting of 24.7 million square feet of leasable space that was 95% leased. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of March 31, 2026 (“Estimated Values”), which are consistent with the values used to determine our NAV per share on that date.

The following chart depicts the location of our real estate investments as of March 31, 2026. Approximately 69% of our portfolio is located throughout the United States and approximately 31% is located internationally, based on the Estimated Values.

The following table provides additional information regarding each of our properties, including DST properties, and is presented as of March 31, 2026 except as described in the footnotes below.

Property	Location	Date Acquired	Leasable Square Feet		Percent Leased
Office Investments
Domestic Office
Cottonwood Corporate Center	Salt Lake City, Utah	7/2016	486,120		94%
1015 Half Street	Washington D.C.	5/2021	403,514		82%
Waypoint	Torrance, California	12/2021	146,478		92%
Liberty Station	San Diego, California	1/2022	187,230		96%
1315 N. North Branch	Chicago, Illinois	2/2022	108,267		85%
200 Park Place (1)	Houston, Texas	7/2022	206,943		100%
IBM 500 Campus	Durham, North Carolina	12/2023	773,885		100%
Total Domestic Office			2,312,437		94%

International Office
Worship Square	London, United Kingdom	11/2025	139,639		97%
Total International Office			139,639		97%
Total Office			2,452,076		94%

Industrial Investments
Domestic Industrial
Bassett Technology Park	Santa Clara, California	8/2020	422,591		95%
6000 Schertz	Schertz, Texas	12/2020	1,262,294		100%
900 Patrol Road	Jeffersonville, Indiana	5/2021	1,015,740		100%
I-70 Logistics Center	Columbus, Ohio	8/2023	697,829		100%
Upton Crossing	Wilmington, Massachusetts	5/2025	214,680		100%
Georgia International Trade Center (1)	Rincon, Georgia	5/2025	2,234,636		100%
I-85 Logistics Center	Piedmont, South Carolina	5/2025	408,240		100%
Total Domestic Industrial			6,256,010		100%

Central Europe Industrial
Fresh Park Venlo	Venlo, Netherlands	10/2018	3,395,962		93%
ABC Westland	The Hague, Netherlands	5/2019	1,776,528		96%
Gdańsk PL II	Gdańsk, Poland	9/2019	346,996		100%
Łódź Urban Logistics	Łódź, Poland	9/2019	387,672		100%
Madrid Airport Complex	Madrid, Spain	6/2020	—	(2)	—%	(2)
Eastgate Park	Prague, Czech Republic	10/2021	420,888		99%
Tortona Logistics	Tortona, Italy	12/2024	1,713,518		84%
Total Central Europe Industrial			8,041,564		93%

U.K. Industrial
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	11/2019	145,452		100%
DSG Bristol	Bristol, United Kingdom	11/2019	269,089		100%
Wakefield Logistics	Wakefield, United Kingdom	7/2020	207,115		100%
5100 Cross Point	Coventry, United Kingdom	12/2020	146,652		100%
Central City Coventry	Coventry, United Kingdom	3/2022	399,124		100%
Total U.K. Industrial			1,167,432		100%
Total Industrial			15,465,006		96%

Residential/Living Investments
Domestic Residential/Living

Property	Location	Date Acquired	Leasable Square Feet	Percent Leased
The Alloy (1)	College Park, Maryland	11/2019	230,362	97%
The Emerson (1)	Centreville, Virginia	1/2020	328,341	95%
Center Place	Providence, Rhode Island	12/2021	242,261	91%
Gables Station (1)	Miami, Florida	8/2022	612,992	97%
EMME (1)	Chicago, Illinois	6/2023	134,908	100%
Diridon West (1)	San Jose, California	1/2024	197,774	96%
Duboce Apartments	San Francisco, California	9/2024	70,511	96%
E2 Apartments (1)	Evanston, Illinois	12/2024	304,041	97%
Runway - Living (3)	Los Angeles, California	9/2025	384,621	93%
Left Bank (1)	Chicago, Illinois	11/2025	345,320	97%
Total Domestic Residential/Living			2,851,131	96%

International Residential/Living
Montrose Student Residences	Dublin, Ireland	3/2017	51,649	100%
Queen’s Court Student Residences	Reading, United Kingdom	10/2017	105,895	96%
Glasgow West End	Glasgow, United Kingdom	9/2019	232,428	97%
Total International Residential/Living			389,972	97%
Total Residential/Living			3,241,103	96%

Retail Investments
Domestic Retail
Rookwood (1)	Cincinnati, Ohio	1/2017	594,407	97%
Waverly Place	Cary, North Carolina	6/2022	207,799	91%
Montrose Collective (1)	Houston, Texas	7/2025	189,212	97%
Runway - Retail (3)	Los Angeles, California	9/2025	255,277	88%
Clay Terrace	Carmel, Indiana	12/2025	493,423	96%
Total Domestic Retail			1,740,118	95%

International Retail
Junction 27	Leeds, United Kingdom	3/2025	131,136	100%
The Peel Centre	Bracknell, United Kingdom	6/2025	168,342	88%
Total International Retail			299,478	93%
Total Retail			2,039,596	95%

Other Investments(4)
5301 Patrick Henry	Santa Clara, California	2/2021	129,199	100%
Bradley Business Center	Chicago, Illinois	11/2021	468,162	88%
WGN Studios	Chicago, Illinois	11/2021	131,515	100%
Burbank Media Studios (1)	Burbank, California	2/2022	85,285	100%
NE Walker Road (5)	Hillsboro, Oregon	4/2022	212,363	—%
Nashville Self Storage Portfolio (6)	Nashville, Tennessee	7/2022	354,537	84%
Sutter Medical Plaza	Sacramento, California	10/2024	143,210	100%
Total Other			1,524,271	79%

Total for All Investments			24,722,052	95%
(1)Held through our DST Program as of March 31, 2026. See Item 1. “Note 4 — DST Program” for additional information.
(2)In January 2024, we commenced the redevelopment of the Madrid Airport Complex following the expiration of the tenant’s lease on December 31, 2023. The new project will consist of a three building, 700,000 square foot Class-A logistics park. The new park will be re-branded as Nexus Barajas and provide future tenants a superior last mile distribution location and is expected to be completed in the second quarter of 2026.
(3)Runway is a mixed-use property comprised of a residential/living property and a retail property.
(4)Includes properties that do not meet any of the other asset categories. As of March 31, 2026, these properties include a manufacturing research and design campus, a local TV network studio, a self-storage portfolio, and mixed-use facilities.
(5)The tenant’s lease expired on December 31, 2025 and the tenant vacated. The Company is currently evaluating options for the re-leasing of the property and/or sale.
(6)Nashville Self Storage Portfolio is comprised of five self storage properties located in greater Nashville, Tennessee.

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
The table below discloses the total returns for the classes of shares that are available for investment:

As of March 31, 2026
Shares Class (1)	YTD	1-Year	3-Year	5-Year	ITD
Class I Shares (2)	1.39%	6.67%	3.56%	5.61%	6.45%
Class D Shares (2)	1.33%	6.41%	3.30%	5.35%	6.19%
Class S Shares (No Sales Load) (3)	1.18%	5.77%	2.68%	4.71%	5.49%
Class S Shares (With Sales Load) (4)	(2.40)%	2.02%	1.46%	3.96%	5.03%
Class T Shares (No Sales Load) (3)	1.14%	5.62%	2.53%	4.56%	5.40%
Class T Shares (With Sales Load) (4)	(2.43)%	1.87%	1.31%	3.81%	4.95%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment:

As of March 31, 2026
Shares Class (1)	YTD	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	1.39%	6.67%	3.56%	5.61%	7.18%
Class AX Shares (With Sales Load)	N/A	N/A	N/A	N/A	6.12%
Class TX Shares (No Sales Load)	N/A	N/A	N/A	N/A	7.45%
Class TX Shares (With Sales Load)	N/A	N/A	N/A	N/A	6.66%
Class IX Shares (No Sales Load)	N/A	N/A	N/A	N/A	6.89%
Class IX Shares (With Sales Load)	N/A	N/A	N/A	N/A	6.75%
(1)The inception date for Class AX Shares, Class TX Shares, and Class IX Shares are October 1, 2014, September 1, 2015, and May 1, 2017, respectively. There were no Class TX Shares outstanding on and after June 30, 2023 and there were no Class IX Shares outstanding on and after September 30, 2023, as all previously issued and outstanding Class TX Shares and Class IX Shares had been redeemed or converted to Class AX Shares or Class JX Shares, respectively, as of those respective dates. The table above presents total returns for the Class TX Shares and Class IX Shares from inception through the date the last shares were converted to Class AX Shares and Class JX Shares, respectively. The total returns presented for Class AX Shares pertain to Class AX Shares that were originally issued as Class AX Shares when they were purchased.

Critical Accounting Policies

Each of our critical accounting policies involve the use of estimates that require management to make assumptions that are subjective in nature. Management relies on its experience, collects historical and current market data, and analyzes these assumptions in order to arrive at what it believes to be reasonable estimates.  In addition, application of these accounting policies involves the exercise of judgment regarding assumptions as to future uncertainties. Actual results could materially differ from these estimates. For a discussion of significant accounting policies, see Note 2—Summary of Significant Accounting Policies to the accompanying condensed consolidated financial statements. Also, a disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” There have been no significant changes to our policies during 2026.

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

Interest rates have been elevated in recent years. To reduce our exposure to continued higher interest rates, we use interest rate contracts on our variable-rate debt. Approximately 94% of our total debt outstanding as of March 31, 2026 has fixed interest rates or has been fixed through the use of interest rate caps. Additionally, we have moderated our use of leverage in recent periods compared to our historical averages to further limit our exposure to higher interest rates.

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

Cash flows from operating activities for the three months ended March 31, 2026 decreased by $34.0 million compared to the same period in the prior year. We generally expect cash flows from operating activities to increase as we acquire properties and decrease as sell properties. However, the following factors also contributed to the decrease in the current period:

•We paid a performance participation allocation of $24.8 million was to our Advisor during the first quarter of 2026. There were no performance participation allocation payments made in Q1 2025.

•During the three months ended March 31, 2026, we made $10.5 million of additional payments of interest on our financing obligation in connection with our DST Program. We held twelve properties through the DST Program as of March 31, 2026, compared to seven properties as of March 31, 2025.

•During the three months ended March 31, 2026, cash payments for tenant inducements and leasing commissions were $6.7 million lower than the three months ended March 31, 2025.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 and 2025, were primarily due to the following:

Three months ended March 31, 2026
•Payments of $73.7 million, primarily related to the acquisition of the third building at Tortona Logistics.
•We received net proceeds of $145.9 million from the sale of the Promenade Shops at Briargate.
•Capital expenditures of approximately $17.4 million at our investment properties.
•Payments of $10.4 million to purchase real estate-related securities. We also received proceeds of $9.9 million from the sale of real estate-related securities.
•Payments of $3.3 million to enter into new interest rate contracts.
•We received payments of $5.4 million from counterparties in relation to our positions in interest rate contracts.

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

Cash Flows from Financing Activities

Our Offerings

We raised gross proceeds of $138.1 million and $90.3 million from our public offerings during the three months ended March 31, 2026 and 2025, respectively, excluding proceeds from the distribution reinvestment plan. In addition, during the three months ended March 31, 2026 and 2025, we redeemed $46.0 million and $57.8 million in shares of our common stock pursuant to our share redemption program, respectively.

In addition to the investing activities described previously, we use proceeds from our Public Offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the three months ended March 31, 2026 and 2025, we made payments of $4.3 million and $4.5 million, respectively, for selling commissions, dealer manager fees, organization and offering costs and distribution and stockholder servicing fees related to our Public Offerings. The change in these fees is generally attributable to the amount of offering proceeds raised, but is also impacted by variations in the amount of each share class sold during the year.

During the three months ended March 31, 2026 and 2025, we received net offering proceeds of $213.2 million and $160.4 million related to the DST Program, respectively. We held twelve properties through the DST Program as of March 31, 2026.

Distributions

With the authorization of our board of directors, we declared distributions monthly from January 2019 through April 2026 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders during the three months ended March 31, 2026 and 2025 were $45.4 million and $40.4 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been, and may continue to be, paid at least partially from other sources, such as proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from the sales of assets and proceeds from our debt financings. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the three months ended March 31, 2026 and March 31, 2025, we funded 46% and 24% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings.

The following table outlines our total distributions declared to stockholders for each of the three month periods ended March 31, 2026 and 2025, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$20,965	46%	$18,874	46%
Reinvested in shares	24,995	54%	21,864	54%
Total	$45,960	100%	$40,738	100%
Sources of Distributions
Cash flows from operating activities	$—	—%	$9,075	22%
DRP (2)	24,995	54%	21,864	54%
Cash flows from other sources (3)	20,965	46%	9,799	24%
Total	$45,960	100%	$40,738	100%

(1)Includes distributions paid to noncontrolling interest holders, and is net of the ongoing distribution and stockholder servicing fees paid to the Dealer Manager with respect to Class T, Class S, Class D.
(2)Stockholders may elect to have their distributions reinvested in shares of our common stock through our distribution reinvestment plan (“DRP”).
(3)Other sources may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings.

Debt Financings

Our portfolio was approximately 31% leveraged as of March 31, 2026 (based on the most recent valuations of our real estate investments) with a weighted average interest rate of 3.80%, including the effect of interest rate hedges. Below is additional information regarding our loan activity for the three months ended March 31, 2026 and 2025.

Three months ended March 31, 2026
•We received proceeds from notes payable of $57.8 million, which is primarily related to a drawdown on our loan for the acquisition of the third building at Tortona Logistics.
•We made $362.5 million in payments on our JPMorgan Credit Facility and principal payments relating to our permanent mortgage financing.

•We received net proceeds of $213.2 million from our financing obligations related to our DST program, as described more fully in Note 4 - DST Program. We made payments of $0.9 million related to those financing obligations.

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

Results of Operations

Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025

The table below includes information regarding changes in our results of operations for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in the current period as a result of significant additional investments in real estate. All amounts are in thousands, except for percentages:

	Three months ended March 31,		Change
	2026	2025	$	%
Revenues:
Rental revenue	$125,653	$90,653	$35,000	39%
Other revenue	7,191	2,946	4,245	144%
Total revenues	132,844	93,599	39,245	42%
Expenses:
Property operating expenses	51,225	36,587	14,638	40%
Depreciation and amortization	55,164	33,712	21,452	64%
Asset management fees	11,041	8,771	2,270	26%
Performance participation allocation	6,101	—	6,101	N/A *
General and administrative expenses	1,879	1,949	(70)	(4)%
Total expenses	125,410	81,019	44,391	55%
Other income (expenses):
Gain (loss) on derivative instruments	8,311	(878)	9,189	(1,047)%
Gain (loss) on investments in real estate-related securities	2,058	(2,457)	4,515	(184)%
Gain (loss) on sale of real estate	63,690	151,242	(87,552)	(58)%
Foreign currency gains (losses)	3,026	7,337	(4,311)	(59)%
Interest expense	(52,605)	(33,204)	(19,401)	58%
Other income and expenses	8,038	5,466	2,572	47%
Income (loss) before benefit (provision) for income taxes	39,952	140,086	(100,134)	(71)%
Benefit (provision) for income taxes	(174)	(1,494)	1,320	(88)%
Provision for income taxes related to sale of real estate	—	(23,333)	23,333	(100)%
Net income (loss)	$39,778	$115,259	$(75,481)	(65)%
*Not a meaningful percentage

Total revenues: The increase in total revenues is primarily the result of our significant acquisition activity. For example, from January 1, 2025 through March 31, 2026, we invested over $1.7 billion in 12 real estate investments. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
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
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV per share. The increase in these fees is primarily due to the additional real estate investments made in recent months.

Performance participation allocation: Through its ownership of the special limited partner interest in the Operating Partnership, the Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return, subject to investors earning a 5% total return annually. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. The increase in the current period is due to total returns exceeding a 5% annualized return through March 31, 2026. Please see “— NAV and Distributions” above for additional information concerning the change in NAV per share.
Gain (loss) on derivative instruments: We enter into interest rate contracts in order to limit our exposure to rising interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. Gains and losses on such interest rate hedges primarily relate to the position of our interest rate contracts compared to the stabilizing interest rate curves during the periods, and include the effect of $6.0 million and $6.5 million in payments received from counterparties during the three months ended March 31, 2026 and 2025, respectively.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains and losses related to securities sold during the year and unrealized gains and losses based on values determined on a recurring basis. Interest and dividend income associated with such investments are recorded to other income and expenses, as discussed below. The gains recorded during the three months ended March 31, 2026 were primarily due to REIT common equities, which continue to experience volatility due to surging U.S. equity markets and changing interest rate expectations.
Gain (loss) on sale of real estate: Related to the sale of Briargate in February 2026 and Maintal in March 2025, as described previously.
Interest expense: Interest expense increased primarily due to our financing obligations in connection with our DST Program and additional indebtedness outstanding during the period resulting from our significant acquisition activity, as described above. Interest expense recorded for the three months ended March 31, 2026 includes $21.0 million in interest expense related to our financing obligation in connection with our DST Program, compared to $10.5 million in the prior year. Additionally, interest expense for the three months ended March 31, 2026 and 2025 excludes $6.0 million and $6.5 million, respectively, earned in relation to payments from counterparties on effective interest rate contracts, which have been recorded to gain (loss) on derivative instruments.
Other income and expenses: Other income and expenses primarily relates to interest and dividend income associated with our investments in real estate-related securities, as well as dividend income received related to our unsold interests in the DST offerings. The increase is primarily due to the increase in dividends for unsold interests received with respect to our DST offerings in the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned and operated for the full periods presented. Same-store properties for the three months ended March 31, 2026 includes 44 properties and excludes Madrid Airport Complex, which was closed in January 2024 to begin a redevelopment project, as described more fully in "Overview—Our Real Estate Portfolio". The operating results of Madrid Airport Complex have been included in ‘redeveloped properties’ in the below tables.

The following table presents a comparison of revenues by reportable segment for the three months ended March 31, 2026 and 2025. In total, revenues increased by $39.2 million, resulting primarily from our recent acquisition activity, as described previously. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Three months ended March 31,		Change
	2026	2025	$		%
Revenues
Same-store properties
Office investments	$20,522	$21,384	$(862)		(4)%
Industrial investments	28,098	23,817	4,281	(1)	18%
Residential/Living investments	30,577	29,624	953		3%
Retail investments	6,401	6,208	193		3%
Other investments	7,978	9,212	(1,234)	(2)	(13)%
Total same-store properties	$93,576	$90,245	$3,331		4%
Recent acquisitions	36,619	—	36,619		N/A *
Disposed properties	1,830	3,354	(1,524)		(45)%
Redeveloped properties	819	—	819		N/A *
Total revenues	$132,844	$93,599	$39,245		42%
*Not a meaningful percentage

(1)The increase is primarily due to an increase in rental revenues at ABC Westland following the addition of a new building in March 2025, as well as a improvements in occupancy and rental rates at both of our industrial properties in the Netherlands.
(2)The decrease is attributable to the expiration of a tenant’s lease in December 2025 at NE Walker Road. The property is currently vacant, but the Company is evaluating options for the re-leasing of the property and/or sale.

The following table presents a comparison of the property operating expenses of each reportable segment for the three months ended March 31, 2026 and 2025. Property operating expenses include the ongoing costs of maintaining our properties. These essential, routine expenses are necessary to ensure the property remains functional and in good condition. Examples of property operating expenses include property taxes, property management fees, insurance, utilities, repairs and maintenance, legal and professional fees, salaries and wages of property management personnel, advertising costs and other miscellaneous services and costs.

In total, property operating expenses increased as a result of our recent acquisition activity, as previously described. All amounts are in thousands, except for percentages.

	Three months ended March 31,		Change
	2026	2025	$		%
Property operating expenses
Same-store properties
Office investments	$6,789	$7,116	$(327)		(5)%
Industrial investments	10,631	9,257	1,374	(1)	15%
Residential/Living investments	13,192	13,729	(537)		(4)%
Retail investments	2,471	2,495	(24)		(1)%
Other investments	2,890	2,934	(44)		(1)%
Total same-store properties	$35,973	$35,531	$442		1%
Recent acquisitions	14,655	—	14,655		N/A *
Disposed properties	512	963	(451)		(47)%
Redeveloped properties	85	93	(8)		(9)%
Total property operating expenses	$51,225	$36,587	$14,638		40%
*Not a meaningful percentage

(1)The increase is primarily attributable to increased property operating expenses at Fresh Park Venlo and ABC Westland as a result of increased occupancy following the additional building acquisition in March 2025.

The following table presents a comparison of revenues in excess of property operating expenses by reportable segment for the three months ended March 31, 2026 and 2025. Total revenues in excess of property operating expenses increased primarily as a result of our recent acquisition activity, as previously described. See above for additional explanations of notable changes in same-store revenues in excess of property operating expenses. All amounts below are in thousands, except for percentages.

	Three months ended March 31,		Change
	2026	2025	$		%
Revenues in excess of property operating expenses
Same-store properties
Office investments	$13,733	$14,268	$(535)		(4)%
Industrial investments	17,467	14,560	2,907	(1)	20%
Residential/Living investments	17,385	15,895	1,490	(2)	9%
Retail investments	3,930	3,713	217		6%
Other investments	5,088	6,278	(1,190)	(1)	(19)%
Total same-store properties	$57,603	$54,714	$2,889		5%
Recent acquisitions	21,964	—	21,964		N/A *
Disposed properties	1,318	2,391	(1,073)		(45)%
Redeveloped properties	734	(93)	827		(889)%
Total revenues in excess of property operating expenses	$81,619	$57,012	$24,607		43%
*Not a meaningful percentage

(1)Please refer to the tables above for further detail regarding these changes.
(2)The increase is primarily due to improved leasing activity and rental rates as well as a reduction in property tax expenses between the periods. Please refer to the tables above for further detail regarding these changes.

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the three months ended March 31, 2026 and 2025 and the period from inception through March 31, 2026 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three months ended March 31,		Period from July 31, 2013 (date of inception) through March 31, 2026
	2026	2025
Net income (loss)	$39,778	$115,259	$(69,917)
Depreciation and amortization (1)	55,164	33,712	891,457
Impairment losses	—	—	3,873
Gain on sale of real estate	(63,690)	(151,242)	(389,646)
Taxes related to sale of real estate	—	23,333	33,969
(Gain) loss on securities (2)	(2,058)	2,457	(10,165)
Adjustments for noncontrolling interests (3)	—	—	117
Funds From Operations attributable to common stockholders	$29,194	$23,519	$459,688
Basic and diluted income (loss) per common share	$0.13	$0.42	$(0.59)
Funds From Operations attributable to common stockholders per common share	$0.10	$0.09	$3.91
Weighted average shares outstanding	305,206	272,472	117,669

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. We do not consider the performance participation allocation in evaluating our operating performance. For the three months ended March 31, 2026 and 2025 we incurred $6.1 million and $0 in performance participation allocation fees, respectively. Total performance participation allocation fees incurred were $88.4 million from inception through March 31, 2026. Refer to Note 8—Related Party Transactions for more information on the performance participation allocation.
•For the three months ended March 31, 2026, we recorded noncash adjustments primarily related to amortization of out-of-market lease intangibles, lease incentives and deferred financing costs, straight-line rent adjustments, deferred income taxes and payments related to our financing obligation in connection with our DST Program, which increased net income (loss) by $7.3 million. For the three months ended March 31, 2025, these adjustments increased net income (loss) by $1.6 million. Total of such adjustments from inception through March 31, 2026 amounted to a net increase to net income (loss) of $72.4 million.

•We recorded noncash adjustments related to derivative instruments and foreign currencies, which reduced net income (loss) for the three months ended March 31, 2026 by approximately $5.3 million. These adjustments reduced net income (loss) for the three months ended March 31, 2025 by approximately $11,000. The total of such adjustments from inception through March 31, 2026 reduced net income (loss) by $56.1 million.
As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from the sales of assets and proceeds from our debt financings to fund distributions to our stockholders. For example, for the three months ended March 31, 2026 and 2025, we funded 46% and 24% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings. We have not placed a cap on the amount of distributions that may be paid from any of these sources.
From inception through March 31, 2026, we declared $865.2 million of distributions to our stockholders, compared to our total aggregate FFO of $459.7 million and our total aggregate net loss of $69.9 million for that period. For the three months ended March 31, 2026, we declared $46.0 million of distributions to our stockholders compared to our total aggregate FFO of $29.2 million. For the three months ended March 31, 2025, we declared $40.7 million of distributions to our stockholders compared to our total aggregate FFO of $23.5 million.

Net Asset Value

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our NAV. Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at hinesglobalincometrust.com and is also available on our toll-free information line at (888) 220-6121. All parties engaged by us in the calculation of our NAV, including our Advisor, are subject to the oversight of our valuation committee. Generally, all of our real properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus Group U.S. Inc., or Altus, the independent valuation advisor we have engaged to prepare appraisal reviews and carry out a review of the calculation of the NAV for the Company. Altus reviewed the calculation of the new NAV per share of our common stock as of March 31, 2026, as set forth below.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of March 31, 2026 (the NAV per share is the same for each class of shares of our common stock):

March 31, 2026
Gross Amount
(in thousands, except per share amount)
Investments in real estate	$6,277,497
Investments in real estate-related securities	174,624
Cash, cash equivalents and restricted cash	186,271
Accounts receivable and other assets	97,768
DST financing obligation	(1,481,303)
Mortgage notes, term loans and revolving credit facilities	(2,065,327)
Accrued performance participation allocation	(6,101)
Payables and other liabilities	(159,705)
NAV	$3,023,724
Shares outstanding	308,402
NAV per common share outstanding	$9.80
The valuations of our real properties as of March 31, 2026 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type. However, the table below excludes assumptions related to properties acquired in the past 12 months since the acquisition cost of these properties will serve as their value for a period of up to one year following their acquisition, in accordance with our valuation policy.

	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Basis
Capitalization rate	6.96%	5.52%	6.09%	5.49%	6.35%	5.83%
Discount rate / internal rate of return (“IRR”)	8.04%	6.99%	6.97%	7.24%	7.55%	7.27%
Average holding period (years)	8.8	8.5	10.0	9.6	6.3	8.8

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Values
Capitalization rate (weighted-average)	0.25% decrease	2.37%	3.19%	2.62%	2.84%	2.71%	2.87%
	0.25% increase	(2.12)%	(3.27)%	(2.41)%	(2.68)%	(2.07)%	(2.74)%
Discount rate (weighted-average)	0.25% decrease	1.95%	1.75%	1.90%	1.88%	2.09%	1.86%
	0.25% increase	(1.90)%	(1.73)%	(1.85)%	(1.82)%	(1.59)%	(1.78)%

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of March 31, 2026:

March 31, 2026
Gross Amount
(in thousands)
Total stockholder’s equity	$2,048,077
Adjustments:
Accrued distribution and stockholder servicing fees and issuer costs (1)	50,271
Unrealized net appreciation of real estate investments and debt (2)	350,852
Accumulated depreciation and amortization (3)	594,324
Other adjustments (4)	(19,800)
Net asset value	$3,023,724
(1)    Our condensed consolidated balance sheet as of March 31, 2026 includes a liability of $49.4 million related to distribution and stockholder servicing fees payable to our Dealer Manager in future periods with respect to shares of its common stock. The NAV per share as of March 31, 2026 does not include any liability for distribution and stockholder servicing fees that may become payable after March 31, 2026, since these fees may not ultimately be paid in certain circumstances, including if Hines Global was liquidated or if there was a listing of our common stock.
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

Related Party Transactions and Agreements

We have entered into agreements with our Advisor, our Dealer Manager and Hines and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. Relating to organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee, distribution and stockholder servicing fees, and payments to our Advisor for reimbursement of organization and offering costs. Relating to acquisition and operational stages, these include payments for certain services related to the management and performance of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 8—Related Party Transactions in Item 1 of this Quarterly Report on Form 10-Q, as well as Note 9—Related Party Transactions in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information concerning our related party transactions and agreements.

Subsequent Events

Wicker Park

In April 2026, the Company entered into a purchase and sale agreement to purchase Wicker Park Commons, a retail property located in Chicago, Illinois. The contract purchase price for Wicker Park Commons is expected to be approximately $70.0 million, exclusive of transaction costs and closing prorations. The Company expects the closing of this acquisition to occur in May 2026, subject to a number of closing conditions. However, the Company can provide no assurance that this acquisition will close on the expected timeline or at all. The seller is not affiliated with the Company or its affiliates.

DST Program

In April 2026, the Company issued 21.1 million OP Units in connection with the exercise by the Operating Partnership of its fair market value purchase option to acquire the beneficial interests in 200 Park Place and EMME, two of the properties that had been held through the DST Program.

*****

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of March 31, 2026, we were exposed to the market risks described below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to invest in our real estate investment portfolio and operations. We use interest rate hedges in connection with our variable rate debt in order to limit our exposure to rising interest rates. We had $1.6 billion of variable-rate debt outstanding as of March 31, 2026. We have fixed the interest rates on $1.5 billion of our variable-rate debt outstanding through the use of interest rate contracts that are effective as of March 31, 2026. The remaining $120.3 million of our outstanding variable-rate debt is unhedged. If interest rates were to increase by 1%, we would incur an additional $1.2 million in interest expense on our debt. See Note 5—Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of March 31, 2026	Reduction in Net Income (Loss) for the Three months ended March 31, 2026
EUR	$27,646	$74
GBP	$30,502	$263

(1) Our real estate assets in Poland and the Czech Republic were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty or Czech koruna exposure upon disposition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of May 14, 2026, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

As of March 31, 2026, except as set forth below, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026.

The Operating Partnership’s private placements of beneficial interests in specific Delaware statutory trusts under our DST Program could subject us to liabilities from litigation or otherwise.
We, through the Operating Partnership, have commenced a program to raise capital in private placements exempt from registration under Section 506(b) of the Securities Act through the sale of beneficial interests in specific Delaware statutory trusts, or DSTs, holding investment properties, which may include properties currently indirectly owned by the Operating Partnership.
These interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Properties in which underlying interests are sold to investors pursuant to such private placements will be leased-back by the Operating Partnership or a wholly owned subsidiary thereof, as applicable, and fully guaranteed by the Operating Partnership, although there can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Additionally, the Operating Partnership will be given the FMV Option with respect to each DST in the DST Program, giving it the right, but not the obligation, to acquire the interests in the DST from the investors at a later time in exchange for OP Units. Investors who acquired interests pursuant to such private placements may have been seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits. In addition, in the event the Operating Partnership elects not to exercise the FMV Option and the property held by the DST (the "DST Property") is sold to a third party, the master lease will terminate, triggering an obligation on the part of a subsidiary of the Operating Partnership, as master tenant, to pay to the DST an amount equal to the positive difference, if any, between the fair market value of the DST Property with the master lease in place as if such automatic termination had not occurred, and the gross purchase price to be paid by the third party buyer to the DST to acquire the DST Property. However, if the gross purchase price for the DST Property exceeds the fair market value of the DST Property subject to the master lease, no payment to the DST by the master tenant will be required. Further, investors who acquired DST Interests pursuant to such private placements may have been seeking certain tax benefits that depend on the interpretation of, and compliance with, U.S. federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.
The Operating Partnership’s private placements of beneficial interests in specific Delaware statutory trusts under our DST Program will not shield us from risks related to the performance of the investment properties held through such structures.
Pursuant to the DST Program, the Operating Partnership intends to place certain of its existing investment properties and/or acquire new properties to place into specific DSTs and then sell interests, via its TRS, in such trusts to third party investors. We will hold long-term leasehold interests in the property pursuant to master leases that are fully guaranteed by our Operating Partnership, while the third party investors indirectly hold some or all of the interests in the real estate. There can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Although we will hold the FMV Option to reacquire the real estate through a purchase of interests in the DST, the purchase price will be based on the then current fair market value of the third party investor’s interest in the real estate, which will be greatly impacted by the rental terms fixed by the long term master lease. Under the lease we are responsible for subleasing the property to occupying customers until the earlier of the expiration of the master lease or our exercise of the FMV Option, which means that we bear the risk that the underlying cash flow from the property and all capital expenditures may be less than the master lease payments at such time. Therefore, even though we will no longer own the underlying real estate, because of the fixed terms of the long-term master lease guaranteed by our Operating Partnership, negative performance by the underlying properties could affect cash available for distributions to our stockholders and will likely have an adverse effect on our results of operations and NAV. In addition, if we determine to exercise the FMV Option and the underlying cash flow at the property owned by the DST is or is anticipated to be lower than the master lease rent payments, then the presence of the master lease may cause the property to have a higher fair market value than would otherwise be the case if the property had not been sold subject to the master lease.
Properties that are placed into the DST Program and later reacquired may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such properties for other purposes such as paying down debt, distributions, or additional investments.
DST Properties may later be reacquired through exercise of the FMV Option granted to our Operating Partnership. In such cases, the investors who become limited partners in the Operating Partnership (the “DST Investors”) will generally remain tied to the applicable DST Property in terms of basis and built in gain. As a result, if the applicable DST Property is subsequently sold, unless we effectuate a like kind exchange under Section 1031 of the Code, then tax will be triggered on the DST Investors’ built in gain. Although we are not contractually obligated to do so, we may seek to execute a 1031 exchange in such situations rather than trigger gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to the DST Investors with similar considerations if such replacement property ever is sold. As a result of these factors, placing properties into the DST Program may limit our ability to access liquidity from such properties or replacement properties through sale without triggering taxes due to the built in gain tied to DST Investors. Such reduced liquidity could impair our ability to utilize cash proceeds from sales or for other purposes such as paying down debt, paying distributions, funding redemptions or making additional investments. If we are unable to fund redemptions, our board of directors may determine to suspend our share redemption program until we are able to generate sufficient liquidity to satisfy redemption requests.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 16, 2026 and February 13, 2026, we sold 141,711 and 24,949 Class I shares of our common stock, respectively (collectively, the "Private Placement Shares"), each in a private placement conducted pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The Private Placement Shares were sold at a price of $9.82 per share and $9.82 per share, respectively, the most recently determined NAV per share at the time of the sale, for an aggregate price of approximately $1,391,600 and $245,000, respectively.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
January 1, 2026 to January 31, 2026	1,900,441	$9.78	1,900,441	4,071,186
February 1, 2026 to February 28, 2026	2,788,368	$9.82	2,788,368	3,260,192
March 1, 2026 to March 31, 2026	2,731,120	$9.82	2,731,120	3,377,414
Total	7,419,929		7,419,929

(1)Amount provided represents the 2% Monthly Limitation which can be further limited by the 5% Quarterly Limitation. See the description of the share redemption program above for a description of the limitations on the number of shares that may be redeemed pursuant to the share redemption program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HINES GLOBAL INCOME TRUST, INC.

May 14, 2026	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer and
Chairman of the Board of Directors

May 14, 2026	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer