Form 10-Q
period 2026-06-30
HINES GLOBAL INCOME TRUST, INC.
filed 2026-08-14
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of August 1, 2026, approximately 29.2 million shares of the registrant’s Class AX common stock, 83,255 shares of the registrant’s Class JX common stock, 23.8 million shares of the registrant’s Class T common stock, 41.4 million shares of the registrant’s Class S common stock, 39.6 million shares of the registrant’s Class D common stock and 185.3 million shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2026	December 31, 2025
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$4,968,886	$4,928,448
Investments in real estate-related securities	190,658	172,127
Cash and cash equivalents	284,040	172,148
Restricted cash	4,587	9,637
Derivative instruments	27,071	28,773
Tenant and other receivables, net	107,835	93,477
Intangible lease assets, net	381,401	408,529
Financing lease right-of-use asset, net	15,281	15,348
Deferred leasing costs, net	87,123	89,971
Deferred financing costs, net	4,728	6,274
Other assets	68,946	67,856
Total assets	$6,140,556	$5,992,588
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$138,894	$123,713
Due to affiliates	63,973	81,503
Intangible lease liabilities, net	82,758	82,557
Other liabilities	87,550	90,341
Financing lease liability	17,549	17,523
Financing obligations	1,430,289	1,231,287
Distributions payable	16,813	14,943
Notes payable, net	2,040,726	2,372,045
Total liabilities	3,878,552	4,013,912

Commitments and contingencies (Note 13)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Common shares, $0.001 par value per share (Note 8)	313	296
Additional paid-in capital	3,041,599	2,885,443
Accumulated distributions in excess of earnings	(991,572)	(929,266)
Accumulated other comprehensive income (loss)	8,100	22,203
Total stockholders’ equity	2,058,440	1,978,676
Noncontrolling interests	203,564	—
Total equity	2,262,004	1,978,676
Total liabilities and equity	$6,140,556	$5,992,588

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$123,978	$96,603	$249,631	$187,256
Other revenue	5,829	4,547	13,020	7,493
Total revenues	129,807	101,150	262,651	194,749
Expenses:
Property operating expenses	50,895	35,906	102,120	72,491
Depreciation and amortization	50,958	35,738	106,122	69,449
Asset management fees	13,425	9,058	24,466	17,829
Performance participation allocation	5,673	12,700	11,774	12,700
General and administrative expenses	2,183	1,428	4,062	3,377
Total expenses	123,134	94,830	248,544	175,846

Other income (expenses):
Gain (loss) on extinguishment of financing obligations, net	8,277	—	8,277	—
Gain (loss) on derivative instruments	(1,535)	(929)	6,776	(1,807)
Gain (loss) on investments in real estate-related securities	17,210	(2,810)	19,269	(5,267)
Gain (loss) on sale of real estate	(1,813)	(1,603)	61,877	149,639
Foreign currency gains (losses)	1,422	4,332	4,448	11,670
Interest expense	(46,265)	(37,229)	(98,870)	(70,433)
Other income and expenses	6,537	5,053	14,574	10,515
Income (loss) before benefit (provision) for income taxes	(9,494)	(26,866)	30,458	113,220
Benefit (provision) for income taxes	(13)	608	(187)	(886)
Provision for income taxes related to sale of real estate	—	—	—	(23,333)
Net income (loss)	(9,507)	(26,258)	30,271	89,001
Net (income) loss attributable to noncontrolling interests	618	(26)	615	(29)
Net income (loss) attributable to common stockholders	$(8,889)	$(26,284)	$30,886	$88,972
Net income (loss) attributable to common stockholders per common share — basic	$(0.03)	$(0.09)	$0.10	$0.32
Net income (loss) attributable to common stockholders per common share — diluted	$(0.03)	$(0.09)	$0.09	$0.32
Weighted average shares outstanding — basic	313,138	280,481	309,186	275,851
Weighted average shares outstanding — diluted	334,250	280,481	319,811	275,851

Comprehensive income (loss):
Net income (loss)	$(9,507)	$(26,258)	$30,271	$89,001
Other comprehensive income (loss):
Foreign currency translation adjustment	(3,092)	25,391	(14,103)	40,526
Comprehensive income (loss)	$(12,599)	$(867)	$16,168	$129,527
Comprehensive (income) loss attributable to noncontrolling interests	618	(26)	615	(29)
Comprehensive income (loss) attributable to common stockholders	$(11,981)	$(893)	$16,783	$129,498

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2026	298,025	$296	$2,885,443	$(929,266)	$22,203	$1,978,676	$—
Issuance of common shares	16,556	16	162,887	—	—	162,903	—
Distributions declared	—	—	—	(45,960)	—	(45,960)	(3)
Redemption of common shares	(6,184)	(8)	(72,772)	—	—	(72,780)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(1,964)	—	—	(1,964)	—
Offering costs	—	—	(1,562)	—	—	(1,562)	—
Net income (loss)	—	—	—	39,775	—	39,775	3
Foreign currency translation adjustment	—	—	—	—	(11,011)	(11,011)	—
Balance as of March 31, 2026	308,397	$304	$2,972,032	$(935,451)	$11,192	$2,048,077	$—
Issuance of common shares	14,060	15	138,636	—	—	138,651	—
Issuance of Operating Partnership Units	—	—	—	—	—	—	207,111
Distributions declared	—	—	—	(47,232)	—	(47,232)	(2,929)
Redemption of common shares	(7,101)	(6)	(65,763)	—	—	(65,769)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(1,272)	—	—	(1,272)	—
Offering costs	—	—	(2,034)	—	—	(2,034)	—
Net income (loss)	—	—	—	(8,889)	—	(8,889)	(618)
Foreign currency translation adjustment	—	—	—	—	(3,092)	(3,092)	—
Balance as of June 30, 2026	315,356	$313	$3,041,599	$(991,572)	$8,100	$2,058,440	$203,564

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2025	268,769	$266	$2,609,433	$(776,566)	$(17,994)	$1,815,139	$—
Issuance of common shares	10,529	11	112,088	—	—	112,099	—
Distributions declared	—	—	—	(40,738)	—	(40,738)	(3)
Redemption of common shares	(5,067)	(6)	(61,514)	—	—	(61,520)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(1,221)	—	—	(1,221)	—
Offering costs	—	—	(2,385)	—	—	(2,385)	—
Net income (loss)	—	—	—	115,256	—	115,256	3
Foreign currency translation adjustment	—	—	—	—	11,290	11,290	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	3,845	3,845	—
Balance as of March 31, 2025	274,231	$271	$2,656,401	$(702,048)	$(2,859)	$1,951,765	$—
Issuance of common shares	13,836	14	136,197	—	—	136,211	—
Distributions declared	—	—	—	(41,834)	—	(41,834)	(26)
Redemption of common shares	(6,574)	(5)	(60,544)	—	—	(60,549)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(1,876)	—	—	(1,876)	—
Offering costs	—	—	(1,350)	—	—	(1,350)	—
Net income (loss)	—	—	—	(26,284)	—	(26,284)	26
Foreign currency translation adjustment	—	—	—	—	25,391	25,391	—
Balance as of June 30, 2025	281,493	$280	$2,728,828	$(770,166)	$22,532	$1,981,474	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,271	$89,001
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	115,635	72,474
(Gain) loss on extinguishment of financing obligations, net	(8,277)	—
Gain on sale of real estate	(61,877)	(149,639)
Foreign currency (gains) losses	(4,448)	(11,670)
(Gain) loss on derivative instruments	(6,776)	1,807
(Gain) loss on investments in real estate-related securities	(19,269)	5,267
Changes in assets and liabilities:
Change in other assets	(808)	(11,500)
Change in tenant and other receivables	(5,281)	(2,584)
Change in deferred leasing costs	(14,774)	(28,211)
Change in accounts payable and accrued expenses	4,686	44,517
Change in other liabilities	(3,828)	(410)
Change in due to affiliates	(16,743)	8,426
Net cash from (used in) operating activities	8,511	17,478
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(221,991)	(419,659)
Capital expenditures at operating properties	(28,074)	(31,537)
Proceeds from sale of real estate	151,183	209,332
Purchases of real estate-related securities	(38,303)	(47,622)
Proceeds from settlement of real estate-related securities	39,041	38,448
Proceeds from settlement of interest rate contracts	12,775	13,848
Payments related to interest rate contracts	(4,879)	(11,379)
Net cash from (used in) investing activities	(90,248)	(248,569)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	251,188	204,291
Redemption of common shares	(115,723)	(122,155)
Payment of offering costs	(3,897)	(503)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(4,699)	(5,861)
Distributions paid to stockholders and noncontrolling interests	(44,047)	(37,901)
Proceeds from financing obligations	415,603	354,580
Payments on financing obligations	(1,617)	(924)
Proceeds from notes payable	98,963	1,153,894
Payments on notes payable	(404,642)	(1,030,394)
Change in security deposit liability	219	514
Deferred financing costs paid	(1,058)	(17,833)
Net cash from (used in) financing activities	190,290	497,708
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(1,711)	17,256
Net change in cash, restricted cash and cash equivalents	106,842	283,873
Cash, restricted cash and cash equivalents, beginning of period	181,785	141,196
Cash, restricted cash and cash equivalents, end of period	$288,627	$425,069

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Six Months Ended June 30, 2026 and 2025

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of June 30, 2026 and December 31, 2025, and the results of operations, the changes in stockholders’ equity and cash flows for the three and six months ended June 30, 2026 and 2025 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025.

Hines Global Income Trust, Inc. (the “Company” or “Hines Global”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real-estate related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 68 years. The Company is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through HGIT Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of June 30, 2026 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

Hines Global raises capital for its investments through continuous public offerings of its common stock (the “Public Offerings”). Hines Global commenced its initial public offering of up to $2.5 billion in shares of its common stock in August 2014 and launched its most recent public offering, its fourth public offering of up to $2.5 billion in shares of common stock, on February 4, 2025. It intends to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, Hines Global intends to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. As of June 30, 2026, Hines Global had received aggregate gross offering proceeds of approximately $4.3 billion from the sale of 418.8 million shares through the Public Offerings, including shares issued pursuant to its distribution reinvestment plan. As of June 30, 2026, the Company owned direct real estate investments in 56 properties totaling 25.1 million square feet that were 94% leased.

In addition to its Public Offerings, Hines Global, through its Operating Partnership, has a program to raise up to $3.0 billion of capital through private placement offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of June 30, 2026, Hines Global held ten properties through the DST Program and has raised net offering proceeds of $1.7 billion through the DST Program. See “Note 4 — DST Program” for additional information.

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

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in other income and expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Gain (Loss) on Investments in Real Estate-Related Securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unrealized gain (loss)	$15,858	$(2,271)	$16,967	$(4,565)
Realized gain (loss)	1,352	(539)	2,302	(702)
Total gain (loss) on real estate-related securities	$17,210	$(2,810)	$19,269	$(5,267)

Tenant and Other Receivables

Tenant and other receivables consists primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost. As of June 30, 2026 and December 31, 2025, the Company had receivables related to base rents and tenant reimbursements of $15.2 million and $9.2 million, respectively. As of June 30, 2026 and December 31, 2025, the Company had other receivables balances of $10.4 million and $9.9 million, respectively.

Straight-line rent receivables were $82.1 million and $69.5 million as of June 30, 2026 and December 31, 2025, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical collection levels and current economic trends. The uncollectible portion of the portfolio is recorded as an adjustment to rental revenues.

Other Assets

Other assets included the following (in thousands):

	June 30, 2026		December 31, 2025
Prepaid insurance	$3,954		$1,267
Prepaid property taxes	3,833		3,477
Deferred tax assets (1)	29,123		25,318
Operating lease right-of-use assets, net	21,746		27,030
Other	10,290	(2)	10,764	(3)
Other assets	$68,946		$67,856
(1)Includes the effects of a valuation allowance of $19.0 million and $18.0 million as of June 30, 2026 and December 31, 2025, respectively.
(2)Includes $4.5 million related to a deposit related to the acquisition of 405 Colorado, which was acquired in July 2026.

(3)Included $6.0 million related to a deposit on the forward purchase of a third building at the Tortona Logistics property, which was acquired in March 2026.

Lessee Accounting

The Company has ground lease agreements in which it is the lessee for land at certain of its investment properties. As of June 30, 2026, three of such agreements were accounted for as operating leases and one such agreement was accounted for as a financing lease. As of June 30, 2026, the weighted average remaining lease term of the Company’s operating leases and financing leases was 119 years and 116 years, respectively.

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

The table below provides additional information regarding the Company’s ground leases:

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets, net of accumulated amortization (1)	$21,746	$27,030
Operating lease liabilities (2)	$19,046	$20,903

Financing lease right-of-use assets, net of accumulated amortization (3)	$15,281	$15,348
Financing lease liabilities (4)	$17,549	$17,523

(1)Recorded to other assets in the Company’s condensed consolidated balance sheets
(2)Recorded to other liabilities in the Company’s condensed consolidated balance sheets
(3)Recorded to financing lease right-of-use asset, net, in the Company’s condensed consolidated balance sheets
(4)Recorded to financing lease liability in the Company’s condensed consolidated balance sheets

The following table details the costs associated with the Company’s operating and financing leases (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease costs (1)	$656	$152	$1,321	$322
Financing lease costs
Amortization of financing lease assets (1)	$33	$33	$66	$66
Interest expense on lease liabilities (2)	147	147	295	294
Total lease costs	$836	$332	$1,682	$682

(1) Recorded to property operating expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss)
(2) Recorded to interest expense in the Company’s condensed consolidated statements of operations and comprehensive income

The tables below provide additional information regarding the Company’s lease liabilities for the period from July 1, 2026 through December 31, 2026 and for each of the years ending December 31, 2027 through December 31, 2031 and for the period thereafter (in thousands):

	Lease Payments
	Operating Leases	Financing Leases
July 1, 2026 through December 31, 2026	$528	$270
2027	1,149	540
2028	1,149	540
2029	1,149	540
2030	1,149	540
2031	1,149	540
Thereafter	128,134	68,192
Total	$134,407	$71,162

Ground Lease Liability	$19,046	$17,549
Undiscounted Excess Amount	$115,361	$53,613

New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Disaggregation of Income Statement Expenses. ASU 2024-03 requires public entities to provide additional disclosures in the notes to the financial statements of certain expense categories which are included in expense line items disclosed on the face of the income statement. Specifically, an entity should provide disclosures in a tabular format for each line item on the income statement which contains any of the following expenses: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and/or depreciation, depletion, and amortization. ASU 2024-03 also requires an entity to disclose total selling expenses. ASU 2024-03 may be adopted on a prospective or retrospective basis. The standard will be effective for annual periods beginning after December 31, 2027. The Company is evaluating the impact that the adoption of the new standard will have on our consolidated financial statements and footnotes.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which clarifies and expands certain aspects of hedge accounting, primarily related to the eligibility and application of cash flow hedge accounting, to better align financial reporting with an entity’s risk management activities. The amendments are effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements and footnotes.

In December 2025,the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements which clarifies and consolidates the guidance related to the scope, form and content, and disclosure requirements for interim financial reporting. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of the new standard will have on our consolidated financial statements and footnotes.

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Buildings and improvements (1)	$4,287,550	$4,250,871
Less: accumulated depreciation	(398,713)	(356,308)
Buildings and improvements, net	3,888,837	3,894,563
Land	1,080,049	1,033,885
Investment property, net	$4,968,886	$4,928,448
(1)Included in buildings and improvements was approximately $63.1 million and $86.5 million of construction-in-progress as of June 30, 2026 and December 31, 2025, respectively, primarily related to the Company’s development projects at several of the Company’s properties.

Recent Acquisitions of Investment Property

During the six months ended June 30, 2026, the Company acquired three assets for an aggregate net purchase price of $195.0 million exclusive of transaction costs and working capital reserves. The net purchase price for these acquisitions were allocated as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Out-of-Market Lease Intangibles, Net	Total
Tortona Logistics - Asset 3	3/17/2026	$49,183	$6,830	$5,075	$—	$61,088
Junction One Retail Park	5/15/2026	$38,921	$25,054	$6,585	$432	$70,992
Wicker Park	6/23/2026	$22,156	$40,834	$12,473	$(4,662)	$70,801

Recent Dispositions of Investment Property

In February 2026, the Company sold the Promenade Shops at Briargate for a contract price of $150.7 million, exclusive of transaction costs and closing prorations. The Company acquired the Promenade Shops at Briargate in September 2019 for a contract purchase price of $93.2 million. The purchaser is not affiliated with the Company or its affiliates.

As of June 30, 2026, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$575,302	$28,828	$(108,586)
Less: accumulated amortization	(210,228)	(12,501)	25,828
Net	$365,074	$16,327	$(82,758)

As of December 31, 2025, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$584,204	$28,474	$(107,964)
Less: accumulated amortization	(192,540)	(11,609)	25,407
Net	$391,664	$16,865	$(82,557)

Amortization expense of in-place leases was $21.8 million and $13.6 million for the three months ended June 30, 2026 and 2025, respectively, which was recorded to depreciation and amortization on the condensed consolidated statements of operations and comprehensive income (loss). Net amortization of out-of-market leases resulted in an increase to rental revenue of $1.5 million and $1.1 million for the three months ended June 30, 2026 and 2025, respectively.

Amortization expense of in-place leases was $47.2 million and $27.1 million for the six months ended June 30, 2026 and 2025, respectively, which was recorded to depreciation and amortization on the condensed consolidated statements of operations and comprehensive income (loss). Net amortization of out-of-market leases resulted in an increase to rental revenue of $3.0 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from July 1, 2026 through December 31, 2026 and for each of the years ending December 31, 2027 through December 31, 2031 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
July 1, 2026 through December 31, 2026	$31,786	$(2,821)
2027	$57,454	$(4,907)
2028	$51,046	$(4,278)
2029	$38,582	$(3,742)
2030	$31,199	$(3,634)
2031	$25,642	$(3,576)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the three and six months ended June 30, 2026 were $16.6 million and $34.2 million, respectively, and for the three and six months ended June 30, 2025 were $12.3 million and $24.7 million, respectively, which are included in rental revenue on the condensed consolidated statements of operations and comprehensive income (loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of June 30, 2026, the approximate fixed future minimum rentals for the period from July 1, 2026 through December 31, 2026, for each of the years ending December 31, 2027 through 2031 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
July 1, 2026 through December 31, 2026	$138,503
2027	274,320
2028	260,452
2029	228,088
2030	198,008
2031	169,374
Thereafter	768,618
Total	$2,037,363

During the six months ended June 30, 2026 and 2025, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties, multifamily properties and self-storage properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. DST PROGRAM

In September 2022, the Company, through the Operating Partnership, launched the DST Program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts (each, a “DST”) holding real properties. Under the DST Program, each private placement could offer interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (each, a “DST Property” and collectively, the “DST Properties”). DST Properties may be sourced from properties currently owned by the Operating Partnership or newly acquired properties. The underlying interests of real properties sold to investors pursuant to such private placements are or will be leased-back by an indirect wholly owned subsidiary of the Operating Partnership on a long-term basis of up to twenty years pursuant to a master lease agreement. These master lease agreements are fully guaranteed by the Operating Partnership. As compensation for the master lease guarantee, the Operating Partnership will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the beneficial interests in the DST from the investors during a 12-month period commencing two years after the closing of the applicable DST offering, in exchange for units of interest in the Operating Partnership (“OP Units”). As the Company retains the fair market value purchase option, which, if exercised, would allow the Company to acquire the real property owned by the DST, the proceeds from each private placement offering under the DST Program are accounted for as a financing obligation on the condensed consolidated balance sheets. On April 1, 2026, 21.1 million OP Units were issued in exchange for DST interests for a net investment of $207.1 million, in connection with the exercise by the Operating Partnership of its fair market value purchase option to acquire the beneficial interests in 200 Park Place and EMME, two of the properties that had been held through the DST Program. See Note 7 - Noncontrolling Interests for additional information.

Under the master lease, a wholly owned indirect subsidiary of the Operating Partnership is responsible for subleasing the property to occupying customers and all underlying costs associated with operating the property, and is responsible for paying rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes) the sale of beneficial interests in the DST Properties is being accounted for as a failed sales-leaseback transaction and as a result, the DST Properties are included in the Company’s consolidated financial statements, with the master lease rent payments accounted for using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as a reduction of the outstanding principal balance of the financing obligation. Upon the determination that it is probable that the Company will exercise the fair market value purchase option, the Company will recognize a gain or loss for the difference between the fair value of the property and the balance of the financing obligation. Following that date and until the date at which the Company exercises the fair market value purchase option, the Company will remeasure the financing obligation to fair value at each balance sheet date and record any requisite gains or losses.

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

As of June 30, 2026, the Company held ten properties through the DST Program. The Company raised net offering proceeds of $1.7 billion from inception of the program in September 2022 through June 30, 2026.

5. DEBT FINANCING

As of June 30, 2026 and December 31, 2025, the Company had approximately $2.1 billion and $2.4 billion of debt outstanding, respectively, with a weighted average years to maturity of 2.2 years and 2.6 years, respectively, and a weighted average interest rate of 3.78% and 4.03%, respectively. The following table describes the Company’s debt outstanding at June 30, 2026 and December 31, 2025 (in thousands, except interest rates):

Description	Maturity Date	Maximum Capacity in Functional Currency	Weighted Average Effective Interest Rate as of June 30, 2026		Principal Outstanding at June 30, 2026	Principal Outstanding at December 31, 2025
Fixed Rate Loans
Seller-financed debt	7/1/2034	N/A	1.55%		$6,192	$6,373
Private placement note issuances	7/2029-9/2032	N/A	5.16%		412,874	419,024
Total fixed rate loans					$419,066	$425,397
Variable Rate Loans
Floating rate secured mortgage debt	9/2026-11/2030	N/A	3.40%	(1)	$934,767	$871,272
JPMorgan Chase Credit Facility - Revolver	3/10/2028	$650,000	5.21%		—	391,000
JPMorgan Chase Credit Facility - Term Loan(s)	3/10/2028	$700,000	3.50%	(2)	700,000	700,000
Total variable rate loans					$1,634,767	$1,962,272
Total Notes Payable					$2,053,833	$2,387,669
Total Principal Outstanding					$2,053,833	$2,387,669
Unamortized financing fees (3)					(13,107)	(15,624)
Total					$2,040,726	$2,372,045
(1)As of June 30, 2026, the effective interest rates on our floating rate mortgage debt ranged from 1.75% to 5.58%. The amount of principal outstanding as of June 30, 2026 includes $875.6 million that has been effectively fixed for the full term of the facilities by effective interest rate cap agreements or interest rate swap agreements as economic hedges against the variability of future interest rates on the borrowing.
(2)As of June 30, 2026, the effective interest rates related to these loans were effectively capped as a result of the Company entering into interest rate cap agreements as economic hedges against the variability of the future interest rate on the borrowings.
(3)Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $17.8 million and $21.9 million as of June 30, 2026 and December 31, 2025, respectively. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. Amortization of deferred financing costs were $2.0 million and $4.7 million for the three and six months ended June 30, 2026, and were $2.2 million and $3.5 million for the three and six months ended June 30, 2025, respectively, which is recorded to interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of June 30, 2026 or the date of this report.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from July 1, 2026 through December 31, 2026, for each of the years ending December 31, 2027 through December 31, 2030 and for the period thereafter (in thousands).

	Payments Due by Year
	July 1, 2026 through December 31, 2026	2027	2028	2029	2030	Thereafter
Principal payments	$139,310	$436,219	$777,402	$313,730	$303,766	$83,406

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

The table below provides additional information regarding the Company's derivative instruments as well as their location and fair value on our condensed consolidated balance sheets (in thousands, except number of contracts):

			Fair Value
			Derivative Instruments
Type	Number of Contracts	Notional Amount	Assets	Liabilities
As of June 30, 2026
Interest rate contracts	24	$1,575,625	$27,071	$—
Total derivative instruments	24	$1,575,625	$27,071	$—

As of December 31, 2025
Interest rate contracts	24	$1,536,123	$28,773	$—
Total derivative instruments	24	$1,536,123	$28,773	$—

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Gain (Loss) on Derivative Instruments
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Interest rate contracts	$(1,535)	$(929)	$6,776	$(1,807)
Total gain (loss) on derivatives	$(1,535)	$(929)	$6,776	$(1,807)

7. NONCONTROLLING INTERESTS

On April 1, 2026, 21.1 million OP Units were issued in exchange for DST interests for a net investment of $207.1 million, in connection with the exercise by the Operating Partnership of its fair market value purchase option to acquire the beneficial interests in 200 Park Place and EMME, two of the properties that had been held through the DST Program. The tables below summarize the activity related to the OP Units (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	21	21	21	21
Issuance of units	21,091	—	21,091	—
Redemption of units	—	—	—	—
Balance at end of period	21,112	21	21,112	21

Subject to certain restrictions and limitations, the holders of OP Units may redeem all or a portion of their OP Units and, upon redemption, the Company, in its sole discretion, may pay the holder in (i) shares of the equivalent class of common stock, (ii) cash or (iii) a combination thereof. If the Company elects to redeem OP Units for shares of its common stock, the Company will generally deliver one share of its common stock for each such OP Unit redeemed (subject to any redemption fees withheld), and such shares may, subsequently, only be redeemed for cash in accordance with the terms of the Company’s share redemption program. If the Company elects to redeem OP Units for cash, the cash delivered per unit will equal the then-current NAV per unit of the applicable class of OP Units (subject to any redemption fees withheld), which will equal the then-current NAV per share of its corresponding class of shares.

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

The Company complies with FASB ASC 480 “Distinguishing Liabilities from Equity” which requires, among other things, that financial instruments that represent a mandatory obligation of the Company to repurchase shares be classified as liabilities and reported at settlement value.  When shares are tendered for redemption and approved by the board of directors, the Company will reclassify such obligations from equity to an accrued liability based upon their respective settlement values and redeem those shares in the subsequent month pursuant to the Company’s current share redemption program. The Company’s board of directors may amend or suspend the share redemption program at any time without stockholder approval. Additionally, the board of directors has complete discretion to determine whether the Company has sufficient funds to satisfy redemption requests.

Common Stock

As of June 30, 2026 and December 31, 2025, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	June 30, 2026			December 31, 2025
	Shares Authorized	Shares Issued and Outstanding		Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	29,409		40,000	30,486
Class TX common stock, $0.001 par value per share	40,000	—	(1)	40,000	—
Class IX common stock, $0.001 par value per share	10,000	—	(1)	10,000	—
Class JX common stock, $0.001 par value per share	10,000	83		10,000	82
Class T common stock, $0.001 par value per share	350,000	24,466		350,000	30,124
Class S common stock, $0.001 par value per share	350,000	40,431		350,000	37,501
Class D common stock, $0.001 par value per share	350,000	39,601		350,000	38,994
Class I common stock, $0.001 par value per share	350,000	181,366		350,000	160,838
(1)All remaining Class TX and IX shares previously issued and outstanding have been converted to Class AX and JX shares, respectively, in accordance with the Company’s charter.

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the six months ended June 30, 2026 and 2025 (in thousands).

	Class AX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2026	30,486	$30	82	$—	30,124	$31	37,501	$39	38,994	$37	160,838	$159	298,025	$296
Issuance of common shares	111	—	1	—	92	—	2,301	2	1,400	1	12,651	13	16,556	16
Conversion of common shares (1)	—	—	—	—	(1,822)	(2)	—	—	—	—	1,822	2	—	—
Redemption of common shares	(622)	(1)	(1)	—	(913)	(1)	(571)	(1)	(531)	(1)	(3,546)	(4)	(6,184)	(8)
Balance as of March 31, 2026	29,975	$29	82	$—	27,481	$28	39,231	$40	39,863	$37	171,765	$170	308,397	$304
Issuance of common shares	117	—	1	—	367	—	2,298	3	158	1	11,119	11	14,060	15
Conversion of common shares (1)	—	—	—	—	(2,499)	(2)	—	—	—	—	2,499	2	—	—
Redemption of common shares	(683)	—	—	—	(883)	(1)	(1,098)	(1)	(420)	—	(4,017)	(4)	(7,101)	(6)
Balance as of June 30, 2026	29,409	$29	83	$—	24,466	$25	40,431	$42	39,601	$38	181,366	$179	315,356	$313

	Class AX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	32,341	$32	79	$—	40,550	$41	31,676	$33	36,249	$34	127,874	$126	268,769	$266
Issuance of common shares	140	—	1	—	896	1	753	1	1,141	1	7,598	8	10,529	11
Conversion of common shares (1)	—	—	—	—	(2,939)	(3)	—	—	—	—	2,939	3	—	—
Redemption of common shares	(599)	(1)	—	—	(1,123)	(1)	—	—	(779)	(1)	(2,566)	(3)	(5,067)	(6)
Balance as of March 31, 2025	31,882	$31	80	$—	37,384	$38	32,429	$34	36,611	$34	135,845	$134	274,231	$271
Issuance of common shares	233	1	—	—	664	1	2,262	2	1,250	1	9,427	9	13,836	14
Conversion of common shares (1)	—	—	—	—	(2,697)	(3)	—	—	—	—	2,697	3	—	—
Redemption of common shares	(621)	—	—	—	(808)	(1)	(744)	(1)	(578)	—	(3,823)	(3)	(6,574)	(5)
Balance as of June 30, 2025	31,494	$32	80	$—	34,543	$35	33,947	$35	37,283	$35	144,146	$143	281,493	$280
(1)The Company will cease paying distribution and stockholder servicing fees with respect to certain share classes when the total of such fees reach certain thresholds. Once these respective thresholds are reached, Class T, S and D shares are converted into Class I shares.

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2025 through July 2026 at a gross distribution rate of $0.05208 per month for each share class (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees.

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
The following table outlines the Company’s total distributions declared to stockholders and OP Unitholders for each of the quarters ended during 2026 and 2025, including the breakout between the distributions declared in cash and those reinvested pursuant to the Company’s distribution reinvestment plan (in thousands).

	Stockholders			Noncontrolling Interests	Total Distributions Declared to Stockholders and Noncontrolling Interests
Distributions for the Six Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Cash Distributions
2026
June 30, 2026	$21,377	$25,855	$47,232	$2,929	$50,161
March 31, 2026	20,965	24,995	45,960	3	45,963
Total	$42,342	$50,850	$93,192	$2,932	$96,124
2025
December 31, 2025	$20,575	$23,774	$44,349	$10	$44,359
September 30, 2025	19,986	23,084	43,070	259	43,329
June 30, 2025	19,354	22,480	41,834	26	41,860
March 31, 2025	18,874	21,864	40,738	3	40,741
Total	$78,789	$91,202	$169,991	$298	$170,289

The table below outlines the net distributions declared for each class of shares of the Company’s common stock and OP Units for the three and six months ended June 30, 2026 and 2025, respectively. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors, less any applicable ongoing distribution and stockholder servicing fees, which is more fully described in Note 9 — Related Party Transactions.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Distributions declared per Class AX share / OP Units, net	$0.16	$0.16	$0.31	$0.31
Distributions declared per Class JX share / OP Units, net	$0.16	$0.16	$0.31	$0.31
Distributions declared per Class T share / OP Units, net	$0.13	$0.13	$0.26	$0.26
Distributions declared per Class S share / OP Units, net	$0.13	$0.13	$0.27	$0.27
Distributions declared per Class D share / OP Units, net	$0.15	$0.15	$0.30	$0.30
Distributions declared per Class I share / OP Units, net	$0.16	$0.16	$0.31	$0.31
The table below outlines the computation of our basic and diluted net income (loss) per share attributable to common stockholders for the three and six months ended June 30, 2026 and 2025, respectively (in thousands, except per share amounts).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders — basic	$(8,889)	$(26,284)	$30,886	$88,972
Net income (loss) attributable to noncontrolling interests	618	(26)	615	(29)
Net income (loss) attributable to common stockholders — diluted	$(9,507)	$(26,258)	$30,271	$89,001
Weighted-average shares outstanding — basic	313,138	280,481	309,186	275,851
Incremental weighted average shares effect of conversion of noncontrolling interests	21,112	—	10,625	—
Weighted-average shares outstanding — diluted	334,250	280,481	319,811	275,851
Net loss per share attributable to common stockholders:
Basic	$(0.03)	$(0.09)	$0.10	$0.32
Diluted	$(0.03)	$(0.09)	$0.09	$0.32

9. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and Hines Private Wealth Solutions LLC (the "Dealer Manager"), Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended June 30,		Six Months Ended June 30,		Unpaid as of
Type and Recipient	2026	2025	2026	2025	June 30, 2026		December 31, 2025
Selling Commissions- Dealer Manager (1)	$521	$624	$955	$1,067	$—		$2
Dealer Manager Fee- Dealer Manager (1)	19	21	35	54	—		1
Distribution & Stockholder Servicing Fees- Dealer Manager (1)	732	1,231	2,246	1,976	48,173		49,633
Organization and Offering Costs- the Advisor	2,033	1,349	3,595	3,735	914		1,216
Asset Management Fees- the Advisor (2)	13,425	9,058	24,466	17,829	4,399		4,264
Other- the Advisor (3)	1,733	—	4,228	—	2,244		2,369
Performance Participation Allocation- the Advisor (4)	5,673	12,700	11,774	12,700	11,774		24,795
Property Management Fees- Hines and its affiliates	2,722	1,864	5,288	3,928	960		685
Development and Construction Management Fees- Hines and its affiliates (5)	90	633	190	1,367	439		330
Leasing Fees- Hines and its affiliates (6)	1,047	756	1,191	1,866	1,045		1,458
Expense Reimbursement- Hines and its affiliates (with respect to management and operations of the Company's properties) (7)	5,708	7,308	11,137	11,682	(5,975)	(8)	(3,250)	(8)
Total	$33,703	$35,544	$65,105	$56,204	$63,973		$81,503
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
(8)As of June 30, 2026 and December 31, 2025, the balance included $7.1 million and $8.1 million, respectively, in receivables related to rents collected by the Hines-affiliated property managers at the UK Portfolio Properties, which were being held in the property manager controlled bank accounts.

DST Program Fees

In connection with the DST Program described in Note 4 – DST Program, Hines Real Estate Exchange LLC (“HREX”), a wholly-owned subsidiary of the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placement. As compensation for conducting these private placements, HREX will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and O&O fees of up to 5.0%, 1.0% and 1.25%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. In addition, with respect to Class S DST interests, HREX will pay the Dealer Manager ongoing fees in amounts up to 0.25% of the equity investment per year. All of these fees are funded by the private investors in the DST Program at the time of their investment or through deductions from distributions paid to such investors. The Dealer Manager may re-allow such commissions, ongoing fees and a portion of such dealer manager fees to participating broker dealers. These fees totaled $8.3 million and $16.3 million for the three and six months ended June 30, 2026, respectively, and $8.8 million and $14.7 million for the three and six months ended June 30, 2025, respectively.

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

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026	Investments in real estate-related securities	$190,658	$190,658	$—	$—
December 31, 2025	Investments in real estate-related securities	$172,127	$172,127	$—	$—

Financial Instruments Fair Value Disclosures

The Company’s notes payable had book values of $2.1 billion and $2.4 billion as of June 30, 2026 and December 31, 2025, respectively. The Company believes the fair values of its notes payable approximate the book values. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Office investments	$23,922	$20,201	$48,903	$41,585
Industrial investments	34,693	30,050	69,668	54,035
Residential/Living investments	38,976	30,855	78,487	60,478
Retail investments	23,823	10,837	49,222	20,232
Other investments	8,393	9,207	16,371	18,419
Total revenues	$129,807	$101,150	$262,651	$194,749

For the three and six months ended June 30, 2026 and 2025, the Company’s total revenues were attributable to the following countries:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025		2026		2025
Total revenues
United States	73%	74%		74%		76%
United Kingdom	11%	9%		11%		8%
The Netherlands	9%	11%		9%		10%
Poland	2%	2%		2%		2%
Italy	2%	2%		2%		2%
Czech Republic	1%	1%		1%		1%
Ireland	1%	1%		1%		1%
Spain	1%	—%	*	—%	*	—%	*
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

For the three and six months ended June 30, 2026 and 2025, the Company’s property revenues in excess of property operating expenses by segment were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues in excess of property operating expenses
Office investments	$15,557	$14,250	$32,338	$28,520
Industrial investments	23,869	19,951	46,827	34,785
Residential/Living investments	20,836	16,605	42,891	32,499
Retail investments	13,551	7,528	28,288	13,266
Other investments	5,099	6,910	10,187	13,188
Total revenues in excess of property operating expenses	$78,912	$65,244	$160,531	$122,258

As of June 30, 2026 and December 31, 2025, the Company’s total assets by segment were as follows (in thousands):

	June 30, 2026	December 31, 2025
Assets
Office investments	$951,809	$963,858
Industrial investments	1,612,508	1,575,273
Residential/Living investments	1,608,963	1,715,405
Retail investments	1,170,208	1,043,724
Other investments	404,601	409,265
Corporate-level accounts	392,467	285,063
Total assets	$6,140,556	$5,992,588

As of June 30, 2026 and December 31, 2025, the Company’s total assets were attributable to the following countries:

	June 30, 2026	December 31, 2025
Total assets
United States	73%	74%
United Kingdom	13%	12%
The Netherlands	6%	7%
Italy	3%	2%
Spain	2%	2%
Poland	1%	1%
Czech Republic	1%	1%
Ireland	1%	1%

For the three and six months ended June 30, 2026 and 2025 the Company’s reconciliation of the Company’s property revenue in excess of property operating expenses is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Reconciliation to revenues in excess of property operating expenses
Net income (loss)	$(9,507)	$(26,258)	$30,271	$89,001
Depreciation and amortization	50,958	35,738	106,122	69,449
Asset management fees	13,425	9,058	24,466	17,829
Performance participation allocation	5,673	12,700	11,774	12,700
General and administrative expenses	2,183	1,428	4,062	3,377
Gain (loss) on extinguishment of financing obligations, net	(8,277)	—	(8,277)	—
(Gain) loss on derivative instruments	1,535	929	(6,776)	1,807
(Gain) loss on investments in real estate-related securities	(17,210)	2,810	(19,269)	5,267
(Gain) loss on sale of real estate	1,813	1,603	(61,877)	(149,639)
Foreign currency (gains) losses	(1,422)	(4,332)	(4,448)	(11,670)
Interest expense	46,265	37,229	98,870	70,433
Other income and expenses	(6,537)	(5,053)	(14,574)	(10,515)
(Benefit) provision for income taxes	13	(608)	187	886
Provision for income taxes related to sale of real estate	—	—	—	23,333
Total revenues in excess of property operating expenses	$78,912	$65,244	$160,531	$122,258

12. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the six months ended June 30, 2026 and 2025 (in thousands) are as follow:

	Six Months Ended June 30,
	2026	2025
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$98,303	$68,965
Cash paid for income taxes	$2,651	$1,142
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$16,813	$14,069
Distributions reinvested	$50,211	$43,970
Shares tendered for redemption	$22,825	$16,729
Issuance of OP Units for DST interests	$207,111	$—
Non-cash net liabilities (assets) assumed	$1,370	$2,866
Offering costs payable to the Advisor	$3,595	$8,863
Distribution and stockholder servicing fees payable to the Dealer Manager	$2,246	$1,975
Accrued capital additions	$2,305	$12,868

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

14. SUBSEQUENT EVENTS

405 Colorado Acquisition

In July 2026, the Company acquired 405 Colorado, an office property located in Austin, Texas. The property is comprised of approximately 205,000 square feet of net rentable area that is currently 100% leased. The contract purchase price of 405 Colorado was approximately $151.0 million exclusive of transaction costs and closing prorations. The seller is not affiliated with the Company or its affiliates.

Design Center of the Carolinas Acquisition

In July 2026, the Company acquired Design Center of the Carolinas, a retail property located in Charlotte, North Carolina. The property is comprised of approximately 239,000 square feet of net rentable area that is currently 88% leased. The purchase price of Design Center of the Carolinas was approximately $170.0 million exclusive of transaction costs and closing prorations. The seller is not affiliated with the Company or its affiliates.

UK Industrials Disposition

In July 2026, the Company sold three U.K. Industrial properties, Charles Tyrwhitt DC, DSG Bristol and 5100 Cross Point for a contract sales price of £77.9 million (approximately $105.2 million, assuming a rate of $1.35 per GBP as of the disposition date) exclusive of transaction costs and closing prorations. The purchaser is not affiliated with the Company or its affiliates.

Diemelstadt Acquisition

In August 2026, the Company acquired Diemelstadt, an Industrial property located in Diemelstadt, Germany. The property is comprised of approximately 732,000 square feet of net rentable area that is currently 100% leased. The purchase price of Diemelstadt was approximately €71.5 million (approximately $82.2 million, assuming a rate of $1.15 per EUR as of the purchase date) exclusive of transaction costs and closing prorations. The seller is not affiliated with the Company or its affiliates.

Eastgate Disposition

In August 2026, a subsidiary of the Company sold all of its interests in its wholly-owned subsidiary that owned Eastgate Park for a gross sales price of €50.3 million (approximately $57.8 million, assuming a rate of $1.15 per EUR as of the disposition date), resulting in a net sales price of €13.6 million after closing costs, the payoff of the existing mortgage loan on the property, and the payoff of a shareholder loan to the Company’s subsidiary. The purchaser is not affiliated with the Company or its affiliates.

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

We raise capital for our investments through continuous public offerings of our common stock (collectively, the “Public Offerings”). We commenced our initial public offering of up to $2.5 billion in shares of our common stock in August 2014 and launched our most recent public offering, our fourth public offering of up to $2.5 billion in shares of common stock, on February 4, 2025. It is our intention to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we intend to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. As of June 30, 2026, we had received aggregate gross offering proceeds of $4.3 billion from the sale of 418.8 million shares through our Public Offerings, including shares issued pursuant to our distribution reinvestment plan.

In addition to our Public Offerings, through our Operating Partnership, we have a program to raise up to $3.0 billion of capital through private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of June 30, 2026, we held ten properties through the DST Program, and have raised net offering proceeds of $1.7 billion through the DST Program offerings.

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of June 30, 2026, we owned direct real estate investments in 56 properties totaling 25.1 million square feet that were 94% leased.

Summary of 2026 Activities

Presented below are highlights of our activities during the six months ended June 30, 2026:
Capital Raising and Performance
•We raised $301.4 million of gross proceeds from the sale of common stock through our public offerings, including shares issued pursuant to our distribution reinvestment plan. Additionally, we raised net offering proceeds of $415.6 million through the DST Program.
•We declared distributions of $96.1 million. Our gross annualized distribution rate has remained at $0.625 per share since January 2019.
•We redeemed $115.7 million in shares of our common stock pursuant to our share redemption program.
•Recent years have been characterized by challenging macroeconomic conditions and elevated interest rates. Despite this environment, Hines Global maintained its stable annualized distribution rate of $0.625 and had a year-to-date total return of 2.81% for Class I shares for the six months ended June 30, 2026, and 6.46% for the year ended December 31, 2025. Total return is calculated as the change in our NAV per share during the respective period, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares. Refer to “Performance Summary of Share Classes” below for a more comprehensive summary of the performance of all our share classes.
•In April 2026, we issued 21.1 million OP Units in exchange for DST interests for a net investment of $207.1 million.
Investments and Financing Activities
•In February, 2026, we sold the Promenade Shops at Briargate for a contract sales price of $150.7 million exclusive of transaction costs and closing prorations. We acquired the Promenade Shops at Briargate in September 2019 for a contract purchase price of $93.2 million. We recognized a gain on sale of this asset of $63.7 million, which was recorded in gain on sale of real estate on the consolidated statements of operations and comprehensive income (loss).
•We acquired three investment properties for an aggregate net purchase price of $195.0 million. See Note 3— Investment Property for additional information regarding these acquisitions.

Our Real Estate Portfolio

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of June 30, 2026, we owned interests in 56 real estate investments consisting of 25.1 million square feet of leasable space that was 94% leased. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of June 30, 2026 (“Estimated Values”), which are consistent with the values used to determine our NAV per share on that date.

The following chart depicts the location of our real estate investments as of June 30, 2026. Approximately 69% of our portfolio is located throughout the United States and approximately 31% is located internationally, based on the Estimated Values.

The following table provides additional information regarding each of our properties, including DST properties, and is presented as of June 30, 2026 except as described in the footnotes below.

Property	Location	Date Acquired	Leasable Square Feet		Percent Leased
Office Investments
Domestic Office
Cottonwood Corporate Center	Salt Lake City, Utah	7/2016	486,443		95%
1015 Half Street	Washington D.C.	5/2021	403,514		82%
Waypoint	Torrance, California	12/2021	146,478		92%
Liberty Station	San Diego, California	1/2022	187,230		96%
1315 N. North Branch	Chicago, Illinois	2/2022	108,267		85%
200 Park Place	Houston, Texas	7/2022	206,943		100%
IBM 500 Campus	Durham, North Carolina	12/2023	773,885		100%
Total Domestic Office			2,312,760		94%

International Office
Worship Square	London, United Kingdom	11/2025	139,639		97%
Total International Office			139,639		97%
Total Office			2,452,399		94%

Industrial Investments
Domestic Industrial
Bassett Technology Park	Santa Clara, California	8/2020	422,591		95%
6000 Schertz	Schertz, Texas	12/2020	1,262,294		100%
900 Patrol Road	Jeffersonville, Indiana	5/2021	1,015,740		100%
I-70 Logistics Center	Columbus, Ohio	8/2023	697,829		100%
Upton Crossing	Wilmington, Massachusetts	5/2025	214,680		100%
Georgia International Trade Center (1)	Rincon, Georgia	5/2025	2,234,636		100%
I-85 Logistics Center	Piedmont, South Carolina	5/2025	408,240		100%
Total Domestic Industrial			6,256,010		100%

Central Europe Industrial
Fresh Park Venlo	Venlo, Netherlands	10/2018	3,411,813		88%
ABC Westland	The Hague, Netherlands	5/2019	1,777,547		96%
Gdańsk PL II	Gdańsk, Poland	9/2019	346,996		100%
Łódź Urban Logistics	Łódź, Poland	9/2019	387,672		100%
Madrid Airport Complex	Madrid, Spain	6/2020	—	(2)	—%	(2)
Eastgate Park	Prague, Czech Republic	10/2021	420,888		100%
Tortona Logistics	Tortona, Italy	12/2024	1,713,518		84%
Total Central Europe Industrial			8,058,434		91%

U.K. Industrial
Charles Tyrwhitt DC	Milton Keynes, United Kingdom	11/2019	145,452		100%
DSG Bristol	Bristol, United Kingdom	11/2019	269,089		100%
Wakefield Logistics	Wakefield, United Kingdom	7/2020	207,115		100%
5100 Cross Point	Coventry, United Kingdom	12/2020	146,652		100%
Central City Coventry	Coventry, United Kingdom	3/2022	399,124		100%
Total U.K. Industrial			1,167,432		100%
Total Industrial			15,481,876		95%

Property	Location	Date Acquired	Leasable Square Feet	Percent Leased
Residential/Living Investments
Domestic Residential/Living
The Alloy (1)	College Park, Maryland	11/2019	230,362	85%
The Emerson (1)	Centreville, Virginia	1/2020	328,341	95%
Center Place	Providence, Rhode Island	12/2021	242,261	93%
Gables Station (1)	Miami, Florida	8/2022	612,992	99%
EMME	Chicago, Illinois	6/2023	134,908	100%
Diridon West (1)	San Jose, California	1/2024	197,774	98%
Duboce Apartments	San Francisco, California	9/2024	70,511	93%
E2 Apartments (1)	Evanston, Illinois	12/2024	304,041	97%
Runway - Living (3)	Los Angeles, California	9/2025	384,621	99%
Left Bank (1)	Chicago, Illinois	11/2025	345,320	97%
Total Domestic Residential/Living			2,851,131	96%

International Residential/Living
Montrose Student Residences	Dublin, Ireland	3/2017	51,649	90%	(4)
Queen’s Court Student Residences	Reading, United Kingdom	10/2017	105,895	99%	(4)
Glasgow West End	Glasgow, United Kingdom	9/2019	232,428	96%	(4)
Total International Residential/Living			389,972	96%
Total Residential/Living			3,241,103	96%

Retail Investments
Domestic Retail
Rookwood (1)	Cincinnati, Ohio	1/2017	594,407	96%
Waverly Place	Cary, North Carolina	6/2022	207,799	90%
Montrose Collective (1)	Houston, Texas	7/2025	189,212	97%
Runway - Retail (3)	Los Angeles, California	9/2025	255,277	88%
Clay Terrace	Carmel, Indiana	12/2025	493,423	95%
Wicker Park	Chicago, Illinois	6/2026	183,308	99%
Total Domestic Retail			1,923,426	94%

International Retail
Junction 27	Leeds, United Kingdom	3/2025	131,136	100%
The Peel Centre	Bracknell, United Kingdom	6/2025	168,342	88%
Junction One	Liverpool, United Kingdom	5/2026	190,878	95%
Total International Retail			490,356	94%
Total Retail			2,413,782	94%

Other Investments(5)
5301 Patrick Henry	Santa Clara, California	2/2021	129,199	100%
Bradley Business Center	Chicago, Illinois	11/2021	468,162	90%
WGN Studios	Chicago, Illinois	11/2021	131,515	100%
Burbank Media Studios (1)	Burbank, California	2/2022	85,285	100%
NE Walker Road (6)	Hillsboro, Oregon	4/2022	212,363	—%
Nashville Self Storage Portfolio (7)	Nashville, Tennessee	7/2022	354,537	89%
Sutter Medical Plaza	Sacramento, California	10/2024	143,210	100%
Total Other			1,524,271	80%

Total for All Investments			25,113,431	94%
(1)Held through our DST Program as of June 30, 2026. See Item 1. “Note 4 — DST Program” for additional information.
(2)In January 2024, we commenced the redevelopment of the Madrid Airport Complex following the expiration of the tenant’s lease on December 31, 2023. The new project will consist of a three building, 700,000 square foot Class-A logistics park. The new park will be re-branded as Nexus Barajas and provide future tenants a superior last mile distribution location and is expected to be completed in the third quarter of 2026.
(3)Runway is a mixed-use property comprised of a residential/living property and a retail property.
(4)Represents the average projected occupancy for these projects over the 2025/2026 academic year based on leases signed to date. Leases at student housing properties are signed in advance of an academic year and units in our student housing properties are considered occupied if we have a signed lease for the unit for the academic year and have not issued a refund for the unit even if the property is not physically occupied.
(5)Includes properties that do not meet any of the other asset categories. As of June 30, 2026, these properties include a manufacturing research and design campus, a local TV network studio, a self-storage portfolio, and mixed-use facilities.
(6)The tenant’s lease expired on December 31, 2025 and the tenant vacated. The Company is currently evaluating options for the re-leasing of the property and/or sale.
(7)Nashville Self Storage Portfolio is comprised of five self storage properties located in greater Nashville, Tennessee.

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
The table below discloses the total returns for the classes of shares that are available for investment:

As of June 30, 2026
Shares Class (1)	YTD	1-Year	3-Year	5-Year	ITD
Class I Shares (2)	2.81%	5.92%	4.05%	5.27%	6.43%
Class D Shares (2)	2.68%	5.65%	3.79%	5.01%	6.17%
Class S Shares (No Sales Load) (3)	2.37%	5.02%	3.17%	4.38%	5.47%
Class S Shares (With Sales Load) (4)	(1.25)%	1.32%	1.95%	3.64%	5.03%
Class T Shares (No Sales Load) (3)	2.30%	4.87%	3.02%	4.22%	5.38%
Class T Shares (With Sales Load) (4)	(1.32)%	1.17%	1.80%	3.49%	4.94%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment:

As of June 30, 2026
Shares Class (1)	YTD	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	2.81%	5.92%	4.05%	5.27%	7.15%
Class AX Shares (With Sales Load)	N/A	N/A	N/A	N/A	6.11%
Class TX Shares (No Sales Load)	N/A	N/A	N/A	N/A	7.45%
Class TX Shares (With Sales Load)	N/A	N/A	N/A	N/A	6.66%
Class IX Shares (No Sales Load)	N/A	N/A	N/A	N/A	6.89%
Class IX Shares (With Sales Load)	N/A	N/A	N/A	N/A	6.75%
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

Interest rates have been elevated in recent years. To reduce our exposure to continued higher interest rates, we use interest rate contracts on our variable-rate debt. Approximately 97% of our total debt outstanding as of June 30, 2026 has fixed interest rates or has been fixed through the use of interest rate caps. Additionally, we have moderated our use of leverage in recent periods compared to our historical averages to further limit our exposure to higher interest rates.

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

Cash flows from operating activities for the six months ended June 30, 2026 decreased by $9.0 million compared to the same period in the prior year. We generally expect cash flows from operating activities to increase as we acquire properties and decrease as sell properties. However, the following factors also contributed to the decrease in the current period:

•We paid a performance participation allocation of $24.8 million to our Advisor during the first quarter of 2026. There were no performance participation allocation payments made in Q1 2025.

•During the six months ended June 30, 2026, we made $17.5 million of additional payments of interest on our financing obligation in connection with our DST Program. We held ten properties through the DST Program as of June 30, 2026, compared to eight properties as of June 30, 2025.

•During the six months ended June 30, 2026, cash payments for tenant inducements and leasing commissions were $4.6 million higher than the six months ended June 30, 2025.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 and 2025, were primarily due to the following:

Six months ended June 30, 2026
•Payments of $222.0 million related to the acquisition of three properties.
•We received net proceeds of $151.2 million, primarily from the sale of the Promenade Shops at Briargate.
•Capital expenditures of $28.1 million at our investment properties.
•Payments of $38.3 million to purchase real estate-related securities. We also received proceeds of $39.0 million from the sale of real estate-related securities.
•Payments of $4.9 million to enter into new interest rate contracts. We received payments of $12.8 million from counterparties in relation to these interest rate contracts.

Six months ended June 30, 2025
•Payments of $419.7 million, primarily related to the acquisition of five properties.
•We received net proceeds of $209.3 million from the sale of Maintal Logistics.
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

Cash Flows from Financing Activities

Our Offerings

We raised gross proceeds of $251.2 million and $204.3 million from our public offerings during the six months ended June 30, 2026 and 2025, respectively, excluding proceeds from the distribution reinvestment plan. In addition, during the six months ended June 30, 2026 and 2025, we redeemed $115.7 million and $122.2 million in shares of our common stock pursuant to our share redemption program, respectively.

In addition to the investing activities described previously, we use proceeds from our Public Offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the six months ended June 30, 2026 and 2025, we made payments of $8.6 million and $6.4 million, respectively, for selling commissions, dealer manager fees, organization and offering costs and distribution and stockholder servicing fees related to our Public Offerings. The change in these fees is generally attributable to the amount of offering proceeds raised, but is also impacted by variations in the amount of each share class sold during the year.

During the six months ended June 30, 2026 and 2025, we received net offering proceeds of $415.6 million and $354.6 million related to the DST Program, respectively. We held ten properties through the DST Program as of June 30, 2026. In April 2026, we issued 21.1 million OP Units in a non-cash exchange for DST interests related to the 200 Park Place and EMME DSTs.

Distributions

With the authorization of our board of directors, we declared distributions monthly from January 2019 through July 2026 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders and OP Unitholders during the six months ended June 30, 2026 and 2025 were $94.2 million and $81.9 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been, and may continue to be, paid at least partially from other sources, such as proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from the sales of assets and proceeds from our debt financings. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the six months ended June 30, 2026 and June 30, 2025, we funded 38% and 25% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings.

The following table outlines our total distributions declared to stockholders and OP Unitholders for each of the three and six month periods ended June 30, 2026 and 2025, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	For the Three Months Ended June 30, 2026		For the Three Months Ended June 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$24,306	48%	$19,354	46%
Reinvested in shares	25,855	52%	22,480	54%
Total	$50,161	100%	$41,834	100%
Sources of Distributions
Cash flows from operating activities	$24,306	48%	$9,075	21%
DRP (2)	25,855	52%	22,480	54%
Cash flows from other sources (3)	—	—%	10,279	25%
Total	$50,161	100%	$41,834	100%

	For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$45,274	47%	$38,228	46%
Reinvested in shares	50,850	53%	44,344	54%
Total	$96,124	100%	$82,572	100%
Sources of Distributions
Cash flows from operating activities	$8,511	9%	$17,478	21%
DRP (2)	50,850	53%	44,344	54%
Cash flows from other sources (3)	36,763	38%	20,750	25%
Total	$96,124	100%	$82,572	100%
(1)Includes distributions paid to noncontrolling interest holders, and is net of the ongoing distribution and stockholder servicing fees paid to the Dealer Manager with respect to Class T, Class S and Class D shares.
(2)Stockholders may elect to have their distributions with respect to shares of our common stock reinvested in additional shares of our common stock through our distribution reinvestment plan (“DRP”).

(3)Other sources may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings.

Debt Financings

Our portfolio was approximately 30% leveraged as of June 30, 2026 (based on the most recent valuations of our real estate investments) with a weighted average interest rate of 3.78%, including the effect of interest rate hedges. Below is additional information regarding our loan activity for the six months ended June 30, 2026 and 2025.

Six months ended June 30, 2026
•We received proceeds from notes payable of $99.0 million, which is primarily related to drawdowns on mortgages for some of our 2026 acquisitions.
•We made $404.6 million in payments on notes payable, which were primarily related to payments on our JPMorgan Credit Facility and principal payments relating to our permanent mortgage financing.
•We received net proceeds of $415.3 million from our financing obligations related to our DST Program, as described more fully in Note 4 - DST Program. We made payments of $1.6 million related to those financing obligations.

Six months ended June 30, 2025
•We received proceeds from notes payable of $1,153.9 million, which is primarily due to our $740.0 million in draws on our JPMorgan Credit Facility related to the amendment of the facility. See Note 5—Debt Financing for more information the modification of the JPMorgan Credit Facility.
•We made payments on notes payable of $1030.4 million, which included $903.7 million in payments on our JPMorgan Credit Facility, $16.2 million in payments related to the payoff of the mortgage related to Maintal Logistics as a result of the sale of the property, and principal payments relating to our permanent mortgage financing.

Results of Operations

Three Months Ended June 30, 2026 compared to the Three Months Ended June 30, 2025

The table below includes information regarding changes in our results of operations for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in the current period as a result of significant additional investments in real estate. All amounts are in thousands, except for percentages:

	Three Months Ended June 30,		Change
	2026	2025	$	%
Revenues:
Rental revenue	$123,978	$96,603	$27,375	28%
Other revenue	5,829	4,547	1,282	28%
Total revenues	129,807	101,150	28,657	28%
Expenses:
Property operating expenses	50,895	35,906	14,989	42%
Depreciation and amortization	50,958	35,738	15,220	43%
Asset management fees	13,425	9,058	4,367	48%
Performance participation allocation	5,673	12,700	(7,027)	(55)%
General and administrative expenses	2,183	1,428	755	53%
Total expenses	123,134	94,830	28,304	30%
Income (loss) before other income (expenses)	6,673	6,320	353
Other income (expenses):
Gain (loss) on extinguishment of financing obligations, net	8,277	—	8,277	*N/A
Gain (loss) on derivative instruments	(1,535)	(929)	(606)	65%
Gain (loss) on investments in real estate-related securities	17,210	(2,810)	20,020	(712)%
Gain (loss) on sale of real estate	(1,813)	(1,603)	(210)	13%
Foreign currency gains (losses)	1,422	4,332	(2,910)	(67)%
Interest expense	(46,265)	(37,229)	(9,036)	24%
Other income and expenses	6,537	5,053	1,484	29%
Income (loss) before benefit (provision) for income taxes	(9,494)	(26,866)	17,372	(65)%
Benefit (provision) for income taxes	(13)	608	(621)	(102)%
Net income (loss)	$(9,507)	$(26,258)	$16,751	(64)%
*Not a meaningful percentage

Total revenues: The increase in total revenues is primarily the result of our significant acquisition activity. For example, from April 1, 2025 through June 30, 2026, we invested over $1.7 billion in 13 real estate investments. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
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

Performance participation allocation: Through its ownership of the special limited partner interest in the Operating Partnership, the Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return, subject to investors earning a 5% total return annually. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. The decrease in the amount accrued during the current period compared to the same period in the previous year is primarily due to changes in our NAV per share during the periods. Please see “— NAV and Distributions” above for additional information concerning the change in NAV per share.
Gain (loss) on extinguishment of financing obligations, net: Includes a $8.3 million net gain related to the exercise of the repurchase option for two properties in our DST Program.
Gain (loss) on derivative instruments: We enter into interest rate contracts in order to limit our exposure to rising interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. Gains and losses on such interest rate hedges primarily relate to the position of our interest rate contracts compared to the stabilizing interest rate curves during the periods, and include the effect of $6.9 million and $6.7 million in payments received from counterparties during the three months ended June 30, 2026 and 2025, respectively.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains and losses related to securities sold during the year and unrealized gains and losses based on values determined on a recurring basis. Interest and dividend income associated with such investments are recorded to other income and expenses, as discussed below. The gains recorded during the three months ended June 30, 2026 were primarily due to REIT common equities, which continue to experience volatility due to surging U.S. equity markets and changing interest rate expectations.
Gain (loss) on sale of real estate: Related to the sale of an outparcel at The Peel Centre in June 2026.
Interest expense: Interest expense increased primarily due to our financing obligations in connection with our DST Program and additional indebtedness outstanding during the period resulting from our significant acquisition activity, as described above. Interest expense recorded for the three months ended June 30, 2026 includes $18.6 million in interest expense related to our financing obligation in connection with our DST Program, compared to $11.5 million in the prior year. Additionally, interest expense for the three months ended June 30, 2026 and 2025 excludes $6.9 million and $6.7 million, respectively, earned in relation to payments from counterparties on effective interest rate contracts, which have been recorded to gain (loss) on derivative instruments.
Other income and expenses: Other income and expenses primarily relates to interest and dividend income associated with our investments in real estate-related securities, as well as dividend income received related to our unsold interests in the DST offerings. The increase is primarily due to the increase in dividends for unsold interests received with respect to our DST offerings in the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned and operated for the full periods presented. Same-store properties for the three months ended June 30, 2026 includes 45 properties and excludes Madrid Airport Complex, which was closed in January 2024 to begin a redevelopment project, as described more fully in "Overview—Our Real Estate Portfolio". The operating results of Madrid Airport Complex have been included in ‘redeveloped properties’ in the below tables.

The following table presents a comparison of revenues by reportable segment for the three months ended June 30, 2026 and 2025. In total, revenues increased by $28.7 million, resulting primarily from our recent acquisition activity, as described previously. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Three months ended June 30,		Change
	2026	2025	$		%
Revenues
Same-store properties
Office investments	$19,720	$20,222	$(502)		(2)%
Industrial investments	28,450	26,819	1,631	(1)	6%
Residential/Living investments	30,407	30,855	(448)		(1)%
Retail investments	7,597	7,786	(189)		(2)%
Other investments	8,393	9,207	(814)	(2)	(9)%
Total same-store properties	$94,567	$94,889	$(322)		—%
Recent acquisitions	34,558	3,152	31,406		*N/A
Disposed properties	(54)	3,093	(3,147)		(102)%
Redeveloped properties	736	16	720		*N/A
Total revenues	$129,807	$101,150	$28,657		28%
*Not a meaningful percentage

(1)The increase is primarily due to an increase in rental revenues at Tortona Logistics following the addition of a new building in March 2026, as well as improvements in occupancy, rental rates and operating recoveries at both of our industrial properties in the Netherlands.
(2)The decrease is attributable to the expiration of a tenant’s lease in December 2025 at NE Walker Road. The property is currently vacant, but the Company is evaluating options for the re-leasing of the property and/or sale. Net of increased operating recoveries at one of our properties.

The following table presents a comparison of the property operating expenses of each reportable segment for the three months ended June 30, 2026 and 2025. Property operating expenses include the ongoing costs of maintaining our properties. These essential, routine expenses are necessary to ensure the property remains functional and in good condition. Examples of property operating expenses include property taxes, property management fees, insurance, utilities, repairs and maintenance, legal and professional fees, salaries and wages of property management personnel, advertising costs and other miscellaneous services and costs.

In total, property operating expenses increased as a result of our recent acquisition activity, as previously described. All amounts are in thousands, except for percentages.

	Three months ended June 30,		Change
	2026	2025	$		%
Property operating expenses
Same-store properties
Office investments	$6,705	$5,580	$1,125	(1)	20%
Industrial investments	9,694	9,410	284		3%
Residential/Living investments	13,704	14,250	(546)		(4)%
Retail investments	2,610	2,408	202		8%
Other investments	3,295	2,297	998	(1)	43%
Total same-store properties	$36,008	$33,945	$2,063		6%
Recent acquisitions	14,596	930	13,666		*N/A
Disposed properties	198	930	(732)		(79)%
Redeveloped properties	93	101	(8)		(8)%
Total property operating expenses	$50,895	$35,906	$14,989		42%
*Not a meaningful percentage

(1)The increase is primarily due to a prior year property tax reduction at one of our properties.
The following table presents a comparison of revenues in excess of property operating expenses by reportable segment for the three months ended June 30, 2026 and 2025. Total revenues in excess of property operating expenses increased primarily as a result of our recent acquisition activity, as previously described. See above for additional explanations of notable changes in same-store revenues in excess of property operating expenses. All amounts below are in thousands, except for percentages.

	Three months ended June 30,		Change
	2026	2025	$		%
Revenues in excess of property operating expenses
Same-store properties
Office investments	$13,015	$14,642	$(1,627)	(1)	(11)%
Industrial investments	18,756	17,409	1,347	(1)	8%
Residential/Living investments	16,703	16,605	98		1%
Retail investments	4,987	5,378	(391)		(7)%
Other investments	5,098	6,910	(1,812)	(1)	(26)%
Total same-store properties	$58,559	$60,944	$(2,385)		(4)%
Recent acquisitions	19,962	2,222	17,740		*N/A
Disposed properties	(252)	2,163	(2,415)		(112)%
Redeveloped properties	643	(85)	728		*N/A
Total revenues in excess of property operating expenses	$78,912	$65,244	$13,668		21%
*Not a meaningful percentage

(1)Please refer to the tables above for further detail regarding these changes.

Six Months Ended June 30, 2026 compared to the Six Months Ended June 30, 2025

The table below includes information regarding changes in our results of operations for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in the current period as a result of significant additional investments in real estate. All amounts are in thousands, except for percentages:

	Six Months Ended June 30,		Change
	2026	2025	$	%
Revenues:
Rental revenue	$249,631	$187,256	$62,375	33%
Other revenue	13,020	7,493	5,527	74%
Total revenues	262,651	194,749	67,902	35%
Expenses:
Property operating expenses	102,120	72,491	29,629	41%
Depreciation and amortization	106,122	69,449	36,673	53%
Asset management fees	24,466	17,829	6,637	37%
Performance participation allocation	11,774	12,700	(926)	(7)%
General and administrative expenses	4,062	3,377	685	20%
Total expenses	248,544	175,846	72,698	41%
Income (loss) before other income (expenses)	14,107	18,903	(4,796)
Other income (expenses):
Gain (loss) on extinguishment of financing obligations, net	8,277	—	8,277	*N/A
Gain (loss) on derivative instruments	6,776	(1,807)	8,583	(475)%
Gain (loss) on investments in real estate-related securities	19,269	(5,267)	24,536	(466)%
Gain (loss) on sale of real estate	61,877	149,639	(87,762)	(59)%
Foreign currency gains (losses)	4,448	11,670	(7,222)	(62)%
Interest expense	(98,870)	(70,433)	(28,437)	40%
Other income and expenses	14,574	10,515	4,059	39%
Income (loss) before benefit (provision) for income taxes	30,458	113,220	(82,762)	(73)%
Benefit (provision) for income taxes	(187)	(886)	699	(79)%
Provision for income taxes related to sale of real estate	—	(23,333)	23,333	(100)%
Net income (loss)	$30,271	$89,001	$(58,730)	(66)%
* Not a meaningful percentage
Total revenues: The increase in total revenues is primarily the result of our significant acquisition activity. For example, from April 1, 2025 through June 30, 2026, we invested over $1.7 billion in 13 additional real estate investments. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
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
Gain (loss) on extinguishment of financing obligations, net: Includes a $8.3 million net gain related to the exercise of the repurchase option for two properties in our DST Program.
Gain (loss) on derivative instruments: We enter into interest rate contracts in order to limit our exposure to rising interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. Gains and losses on such interest rate hedges primarily related to the position of our interest rate contracts as a result of rising interest rates during both periods, and include the effect of $12.9 million and $13.2 million in payments received from counterparties during the six months ended June 30, 2026 and 2025, respectively.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains and losses related to securities sold during the year and unrealized gains and losses based on values determined on a recurring basis. Interest and dividend income associated with such investments are recorded to other income and expenses, as discussed below. Due to the recent performance of REIT common equities, we recorded gains during the six months ended June 30, 2026 which offset losses recorded earlier in the year.
Gain (loss) on sale of real estate: Related to the sale of the Promenade Shops at Briargate in February 2026 and Maintal Logistics in February 2025.
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
Interest expense: Interest expense increased primarily due to our financing obligations in connection with our DST Program and additional indebtedness outstanding during the period resulting from our significant acquisition activity, as described above. Interest expense recorded for the six months ended June 30, 2026 and 2025 excludes $12.9 million and $13.2 million, respectively, earned in relation to payments from counterparties on effective interest rate contracts, which have been recorded to gain (loss) on derivative instruments. Additionally, interest expense recorded for the six months ended June 30, 2026 includes $39.6 million related to our financing obligation in connection with our DST Program compared to $22.1 million in the six months ended June 30, 2025.
Other income and expenses: Other income and expenses primarily relates to interest and dividend income associated with our investments in real estate-related securities, as well as dividend income received related to our unsold interests in the DST offerings.
Provision for income taxes related to sale of real estate: Capital gains tax related to the gain on sale of Maintal Logistics in February 2025.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned and operated for the full periods presented. Same-store properties for the six months ended June 30, 2026 includes 44 properties and excludes Madrid Airport Complex, which was closed in January 2024 to begin a redevelopment project, as described more fully in "Overview—Our Real Estate Portfolio". The operating results of Madrid Airport Complex have been included in ‘redeveloped properties’ in the below tables.

The following table presents a comparison of revenues by reportable segment for the six months ended June 30, 2026 and 2025. In total, revenues increased by $67.9 million, resulting primarily from our recent acquisition activity, as described previously. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Six Months Ended June 30,		Change
	2026	2025	$		%
Revenues
Same-store properties
Office investments	$40,242	$41,607	$(1,365)	(1)	(3)%
Industrial investments	56,548	50,636	5,912	(2)	12%
Residential/Living investments	60,985	60,479	506		1%
Retail investments	12,566	12,400	166		1%
Other investments	16,371	18,419	(2,048)	(3)	(11)%
Total same-store properties	$186,712	$183,541	$3,171		2%
Recent acquisitions	72,607	4,744	67,863		*N/A
Disposed properties	1,777	6,448	(4,671)		(72)%
Redeveloped properties	1,555	16	1,539		*N/A
Total revenues	$262,651	$194,749	$67,902		35%
* Not a meaningful percentage

(1)The decrease is due to a reduction in lease amortization at 1015 Half Street related to lease renewals and a decrease in occupancy at 1315 N. North Branch beginning in February 2025.
(2)The increase is primarily due to an increase in rental revenues at Tortona Logistics following the addition of a new building in March 2026, as well as improvements in occupancy, rental rates and operating recoveries at both of our industrial properties in the Netherlands.
(3)The decrease is attributable to the expiration of a tenant’s lease in December 2025 at NE Walker Road. The property is currently vacant, but the Company is evaluating options for the re-leasing of the property and/or sale. Net of increased operating recoveries at one of our properties.

The following table presents a comparison of the property operating expenses of each reportable segment for the six months ended June 30, 2026 and 2025. Property operating expenses include the ongoing costs of maintaining our properties. These essential, routine expenses are necessary to ensure the property remains functional and in good condition. Examples of property operating expenses include property taxes, property management fees, insurance, utilities, repairs and maintenance, legal and professional fees, salaries and wages of property management personnel, advertising costs and other miscellaneous services and costs.

In total, property operating expenses increased as a result of our significant acquisition activity, as previously described. See below for additional explanations of notable changes in same-store property operating expenses. All amounts are in thousands, except for percentages.

	Six Months Ended June 30,		Change
	2026	2025	$		%
Property operating expenses
Same-store properties
Office investments	$13,452	$12,684	$768	(1)	6%
Industrial investments	20,324	18,667	1,657	(2)	9%
Residential/Living investments	26,897	27,979	(1,082)	(3)	(4)%
Retail investments	4,868	4,685	183		4%
Other investments	6,184	5,231	953	(1)	18%
Total same-store properties	$71,725	$69,246	$2,479		4%
Recent acquisitions	29,507	1,159	28,348		*N/A
Disposed properties	710	1,892	(1,182)		(62)%
Redeveloped properties	178	194	(16)		(8)%
Total property operating expenses	$102,120	$72,491	$29,629		41%
* Not a meaningful percentage

(1)The increase is primarily due to property tax adjustment refunds received in the prior year that offset some of the expense in that period.
(2)The increase is primarily due to increased operating expenses resulting from new building acquisition at Fresh Park Venlo.
(3)The decrease is primarily due to higher repairs and maintenance expenses in the prior year due to remediation works at several of our properties.

The following table presents a comparison of revenues in excess of property operating expenses by reportable segment for the six months ended June 30, 2026 and 2025. Total revenues in excess of property operating expenses increased primarily as a result of our recent acquisition activity, as previously described. See above for additional explanations of notable changes in same-store revenues in excess of property operating expenses. All amounts below are in thousands, except for percentages.

	Six Months Ended June 30,		Change
	2026	2025	$		%
Revenues in excess of property operating expenses
Same-store properties
Office investments	$26,790	$28,923	$(2,133)	(1)	(7)%
Industrial investments	36,224	31,969	4,255	(1)	13%
Residential/Living investments	34,088	32,500	1,588	(1)	5%
Retail investments	7,698	7,715	(17)		—%
Other investments	10,187	13,188	(3,001)	(1)	(23)%
Total same-store properties	$114,987	$114,295	$692		1%
Recent acquisitions	43,100	3,585	39,515		*N/A
Disposed properties	1,067	4,556	(3,489)		(77)%
Redeveloped properties	1,377	(178)	1,555		(874)%
Total revenues in excess of property operating expenses	$160,531	$122,258	$38,273		31%
* Not a meaningful percentage

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the three and six months ended June 30, 2026 and 2025 and the period from inception through June 30, 2026 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three months ended June 30,		Six months ended June 30,		Period from July 31, 2013 (date of inception) through June 30, 2026
	2026	2025	2026	2025
Net income (loss)	$(9,507)	$(26,258)	$30,271	$89,001	$(79,424)
Depreciation and amortization (1)	50,958	35,738	106,122	69,449	942,415
Impairment losses	—	—	—	—	3,873
Gain on sale of real estate	1,813	1,603	(61,877)	(149,639)	(387,833)
Taxes related to sale of real estate	—	—	—	23,333	33,969
(Gain) loss on securities (2)	(17,210)	2,810	(19,269)	5,267	(27,376)
Adjustments for noncontrolling interests (3)	—	—	—	—	117
Funds From Operations attributable to common stockholders	$26,054	$13,893	$55,247	$37,411	$485,741
Diluted income (loss) per common share	$(0.03)	$(0.09)	$0.09	$0.32	$(0.65)
Funds From Operations attributable to common stockholders per common share — diluted	$0.08	$0.05	$0.17	$0.14	$4.00
Weighted average shares outstanding — diluted	334,250	280,481	319,811	275,851	121,469

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. We do not consider the performance participation allocation in evaluating our operating performance. For the three and six months ended June 30, 2026 we incurred $5.7 million and $11.8 million in performance participation allocation fees, respectively. For the three and six months ended June 30, 2025 we incurred $12.7 million and $12.7 million in performance participation allocation fees, respectively. Total performance participation allocation fees incurred were $94.1 million from inception through June 30, 2026. Refer to Note 9—Related Party Transactions for more information on the performance participation allocation.
•For the three and six months ended June 30, 2026, we recorded noncash adjustments primarily related to amortization of out-of-market lease intangibles, lease incentives and deferred financing costs, straight-line rent adjustments, deferred income taxes and payments related to our financing obligation in connection with our DST Program, which increased net income (loss) by $8.3 million and $15.2 million, respectively. For the three and six months ended June 30, 2025, these adjustments increased net income (loss) by $3.7 million and $5.2 million, respectively. Total of such adjustments from inception through June 30, 2026 amounted to a net increase to net income (loss) of $80.3 million.

•We recorded noncash adjustments related to derivative instruments and foreign currencies, which reduced net income (loss) for the three and six months ended June 30, 2026 by approximately $7.0 million and $1.7 million, respectively. These adjustments reduced net income (loss) for the three and six months ended June 30, 2025 by approximately $2.5 million. The total of such adjustments from inception through June 30, 2026 reduced net income (loss) by $63.1 million.
As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from the sales of assets and proceeds from our debt financings to fund distributions to our stockholders. For example, for the six months ended June 30, 2026 and 2025, we funded 38% and 25% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings. We have not placed a cap on the amount of distributions that may be paid from any of these sources.
From inception through June 30, 2026, we declared $915.7 million of distributions to our stockholders, compared to our total aggregate FFO of $485.7 million and our total aggregate net loss of $79.4 million for that period. For the six months ended June 30, 2026, we declared $96.1 million of distributions to our stockholders compared to our total aggregate FFO of $55.2 million. For the six months ended June 30, 2025, we declared $82.6 million of distributions to our stockholders compared to our total aggregate FFO of $37.4 million.

Net Asset Value

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our NAV. Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at hinesglobalincometrust.com and is also available on our toll-free information line at (888) 220-6121. All parties engaged by us in the calculation of our NAV, including our Advisor, are subject to the oversight of our valuation committee. Generally, all of our real properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus Group U.S. Inc., or Altus, the independent valuation advisor we have engaged to prepare appraisal reviews and carry out a review of the calculation of the NAV for the Company. Altus reviewed the calculation of the new NAV per share of our common stock as of June 30, 2026, as set forth below.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of June 30, 2026 (the NAV per share is the same for each class of shares of our common stock):

June 30, 2026
Gross Amount
(in thousands, except per share amount)
Investments in real estate	$6,445,463
Investments in real estate-related securities	190,658
Cash, cash equivalents and restricted cash	288,627
Accounts receivable and other assets	71,146
DST financing obligation	(1,479,221)
Mortgage notes, term loans and revolving credit facilities	(2,053,833)
Accrued performance participation allocation	(11,774)
Payables and other liabilities	(161,676)
NAV	$3,289,390
Shares / OP Units outstanding	336,471
NAV per common share / OP Unit outstanding	$9.78
The valuations of our real properties as of June 30, 2026 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type. However, the table below excludes assumptions related to properties acquired in the past 12 months since the acquisition cost of these properties will serve as their value for a period of up to one year following their acquisition, in accordance with our valuation policy.

	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Basis
Capitalization rate	6.97%	5.64%	6.06%	5.51%	6.46%	5.87%
Discount rate / internal rate of return (“IRR”)	8.15%	7.15%	7.61%	7.27%	7.39%	7.38%
Average holding period (years)	8.5	8.8	9.2	9.5	7.1	8.9

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Values
Capitalization rate (weighted-average)	0.25% decrease	2.59%	3.08%	2.48%	2.81%	2.60%	2.85%
	0.25% increase	(2.03)%	(3.09)%	(2.36)%	(2.66)%	(2.13)%	(2.69)%
Discount rate (weighted-average)	0.25% decrease	1.97%	1.77%	1.40%	1.87%	1.87%	1.80%
	0.25% increase	(1.92)%	(1.73)%	(1.36)%	(1.83)%	(1.82)%	(1.76)%

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of June 30, 2026:

June 30, 2026
Gross Amount
(in thousands)
Total equity	$2,262,004
Adjustments:
Accrued distribution and stockholder servicing fees and issuer costs (1)	49,774
Unrealized net appreciation of real estate investments and debt (2)	357,863
Accumulated depreciation and amortization (3)	636,000
Other adjustments (4)	(16,251)
Net asset value	$3,289,390
(1)    Our condensed consolidated balance sheet as of June 30, 2026 includes a liability of $48.2 million related to distribution and stockholder servicing fees payable to our Dealer Manager in future periods with respect to shares of its common stock. The NAV per share as of June 30, 2026 does not include any liability for distribution and stockholder servicing fees that may become payable after June 30, 2026, since these fees may not ultimately be paid in certain circumstances, including if Hines Global was liquidated or if there was a listing of our common stock.
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

Related Party Transactions and Agreements

We have entered into agreements with our Advisor, our Dealer Manager and Hines and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. Relating to organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee, distribution and stockholder servicing fees, and payments to our Advisor for reimbursement of organization and offering costs. Relating to acquisition and operational stages, these include payments for certain services related to the management and performance of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. See Note 9—Related Party Transactions in Item 1 of this Quarterly Report on Form 10-Q, as well as Note 9—Related Party Transactions in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information concerning our related party transactions and agreements.

Subsequent Events

405 Colorado Acquisition

In July 2026, the Company acquired 405 Colorado, an office property located in Austin, Texas. The property is comprised of approximately 205,000 square feet of net rentable area that is currently 100% leased. The contract purchase price of 405 Colorado was approximately $151.0 million exclusive of transaction costs and closing prorations. The seller is not affiliated with the Company or its affiliates.

Design Center of the Carolinas Acquisition

In July 2026, the Company acquired Design Center of the Carolinas, a retail property located in Charlotte, North Carolina. The property is comprised of approximately 239,000 square feet of net rentable area that is currently 88% leased. The purchase price of Design Center of the Carolinas was approximately $170.0 million exclusive of transaction costs and closing prorations. The seller is not affiliated with the Company or its affiliates.

UK Industrials Disposition

In July 2026, the Company sold three U.K. Industrial properties, Charles Tyrwhitt DC, DSG Bristol and 5100 Cross Point for a contract sales price of £77.9 million (approximately $105.2 million, assuming a rate of $1.35 per GBP as of the disposition date) exclusive of transaction costs and closing prorations. The purchaser is not affiliated with the Company or its affiliates.

Diemelstadt Acquisition

In August 2026, the Company acquired Diemelstadt, an Industrial property located in Diemelstadt, Germany. The property is comprised of approximately 732,000 square feet of net rentable area that is currently 100% leased. The purchase price of Diemelstadt was approximately €71.5 million (approximately $82.2 million, assuming a rate of $1.15 per EUR as of the purchase date) exclusive of transaction costs and closing prorations. The seller is not affiliated with the Company or its affiliates.

Eastgate Disposition

In August 2026, a subsidiary of the Company sold all of its interests in its wholly-owned subsidiary that owned Eastgate Park for a gross sales price of €50.3 million (approximately $57.8 million, assuming a rate of $1.15 per EUR as of the disposition date), resulting in a net sales price of €13.6 million after closing costs, the payoff of the existing mortgage loan on the property, and the payoff of a shareholder loan to the Company’s subsidiary. The purchaser is not affiliated with the Company or its affiliates.

*****

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of June 30, 2026, we were exposed to the market risks described below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to invest in our real estate investment portfolio and operations. We use interest rate hedges in connection with our variable rate debt in order to limit our exposure to rising interest rates. We had $1.6 billion of variable-rate debt outstanding as of June 30, 2026. We have fixed the interest rates on $1.6 billion of our variable-rate debt outstanding through the use of interest rate contracts that are effective as of June 30, 2026. The remaining $59.1 million of our outstanding variable-rate debt is unhedged. If interest rates were to increase by 1%, we would incur an additional $0.6 million in interest expense on our debt. See Note 5—Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of June 30, 2026	Reduction in Net Income (Loss) for the Six months ended June 30, 2026
EUR	$27,397	$(226)
GBP	$30,035	$(154)

(1) Our real estate assets in Poland and the Czech Republic were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty or Czech koruna exposure upon disposition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of August 14, 2026, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

As of June 30, 2026, except as set forth below, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026.

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
These interests may serve as replacement properties for investors seeking to complete like-kind exchange transactions under Section 1031 of the Code. Properties in which underlying interests are sold to investors pursuant to such private placements will be leased-back by the Operating Partnership or a wholly owned subsidiary thereof, as applicable, and fully guaranteed by the Operating Partnership, although there can be no assurance that the Operating Partnership can or will fulfill these guarantee obligations. Additionally, the Operating Partnership will be given the fair market value purchase option (“FMV Option”) with respect to each DST in the DST Program, giving it the right, but not the obligation, to acquire the interests in the DST from the investors at a later time in exchange for OP Units. Investors who acquired interests pursuant to such private placements may have been seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits. In addition, in the event the Operating Partnership elects not to exercise the FMV Option and the property held by the DST (the "DST Property") is sold to a third party, the master lease will terminate, triggering an obligation on the part of a subsidiary of the Operating Partnership, as master tenant, to pay to the DST an amount equal to the positive difference, if any, between the fair market value of the DST Property with the master lease in place as if such automatic termination had not occurred, and the gross purchase price to be paid by the third party buyer to the DST to acquire the DST Property. However, if the gross purchase price for the DST Property exceeds the fair market value of the DST Property subject to the master lease, no payment to the DST by the master tenant will be required. Further, investors who acquired DST interests pursuant to such private placements may have been seeking certain tax benefits that depend on the interpretation of, and compliance with, U.S. federal and state income tax laws and regulations. As the general partner of the Operating Partnership, we may become subject to liability, from litigation or otherwise, as a result of such transactions, including in the event an investor fails to qualify for any desired tax benefits.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On April 17, 2026, May 15, 2026 and June 16, 2026, we sold 70,000, 27,969 and 16,054 Class I shares of our common stock, respectively (collectively, the "Private Placement Shares"), in a private placement conducted pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The Private Placement Shares were sold at a price of $9.80 per share, $9.83 per share and $9.81 per share, respectively, the most recently determined NAV per share at the time of the sale, for an aggregate price of approximately $686,000, $274,939 and $157,486, respectively.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
April 1, 2026 to April 30, 2026	2,731,120	$9.82	2,731,120	3,427,177
May 1, 2026 to May 31, 2026	1,961,871	$9.80	1,961,871	4,266,390
June 1, 2026 to June 30, 2026	2,409,403	$9.83	2,409,403	3,853,468
Total	7,102,394		7,102,394

(1)Amount provided represents the 2% Monthly Limitation which can be further limited by the 5% Quarterly Limitation. See the description of the share redemption program above for a description of the limitations on the number of shares that may be redeemed pursuant to the share redemption program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HINES GLOBAL INCOME TRUST, INC.

August 14, 2026	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer and
Chairman of the Board of Directors

August 14, 2026	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer