Form 10-Q
period 2026-09-30
HINES GLOBAL INCOME TRUST, INC.
filed 2026-11-13
CIK 1585101

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 1, 2026, approximately 28.8 million shares of the registrant’s Class AX common stock, 84,054 shares of the registrant’s Class JX common stock, 21.4 million shares of the registrant’s Class T common stock, 43.1 million shares of the registrant’s Class S common stock, 39.7 million shares of the registrant’s Class D common stock and 192.7 million shares of the registrant’s Class I common stock were outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2026	December 31, 2025
	(in thousands, except per share amounts)
ASSETS
Investment property, net	$5,657,859	$4,928,448
Investments in real estate-related securities	181,617	172,127
Cash and cash equivalents	183,043	172,148
Restricted cash	12,521	9,637
Derivative instruments	27,513	28,773
Tenant and other receivables, net	112,274	93,477
Intangible lease assets, net	461,167	408,529
Financing lease right-of-use asset, net	15,248	15,348
Deferred leasing costs, net	86,495	89,971
Deferred financing costs, net	3,955	6,274
Other assets	74,579	67,856
Total assets	$6,816,271	$5,992,588
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and accrued expenses	$140,543	$123,713
Due to affiliates	74,527	81,503
Intangible lease liabilities, net	88,652	82,557
Other liabilities	99,294	90,341
Financing lease liability	17,561	17,523
Financing obligations	1,609,615	1,231,287
Distributions payable	8,855	14,943
Notes payable, net	2,533,197	2,372,045
Total liabilities	4,572,244	4,013,912

Commitments and contingencies (Note 13)	—	—

Equity:
Stockholders’ equity:
Preferred shares, $0.001 par value per share; 500,000 preferred shares authorized, none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Common shares, $0.001 par value per share (Note 8)	319	296
Additional paid-in capital	3,099,639	2,885,443
Accumulated distributions in excess of earnings	(1,061,113)	(929,266)
Accumulated other comprehensive income (loss)	6,101	22,203
Total stockholders’ equity	2,044,946	1,978,676
Noncontrolling interests	199,081	—
Total equity	2,244,027	1,978,676
Total liabilities and equity	$6,816,271	$5,992,588

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except per share amounts)
Revenues:
Rental revenue	$131,261	$102,796	$380,892	$290,052
Other revenue	5,897	3,780	18,916	11,273
Total revenues	137,158	106,576	399,808	301,325
Expenses:
Property operating expenses	54,545	41,364	156,666	113,751
Depreciation and amortization	53,666	37,892	159,788	107,341
Asset management fees	13,423	10,735	37,889	28,740
Performance participation allocation	9,849	4,997	21,623	17,697
General and administrative expenses	1,812	2,232	5,874	5,609
Total expenses	133,295	97,220	381,840	273,138

Other income (expenses):
Gain (loss) on extinguishment of financing obligations, net	—	—	8,277	—
Gain (loss) on derivative instruments	5,913	1,762	12,689	(45)
Gain (loss) on investments in real estate-related securities	(12,850)	5,230	6,419	(37)
Gain (loss) on sale of real estate	24,212	—	86,089	149,639
Foreign currency gains (losses)	859	(878)	5,306	10,878
Interest expense	(48,283)	(39,739)	(147,153)	(110,172)
Other income and expenses	3,409	4,550	17,986	15,051
Income (loss) before benefit (provision) for income taxes	(22,877)	(19,719)	7,581	93,501
Benefit (provision) for income taxes	101	(429)	(86)	(1,315)
Provision for income taxes related to sale of real estate	—	—	—	(23,333)
Net income (loss)	(22,776)	(20,148)	7,495	68,853
Net (income) loss attributable to noncontrolling interests	1,463	(259)	2,078	(288)
Net income (loss) attributable to common stockholders	$(21,313)	$(20,407)	$9,573	$68,565
Net income (loss) attributable to common stockholders per common share — basic	$(0.07)	$(0.07)	$0.03	$0.25
Net income (loss) attributable to common stockholders per common share — diluted	$(0.07)	$(0.07)	$0.02	$0.25
Weighted average shares outstanding — basic	319,316	286,955	312,591	279,597
Weighted average shares outstanding — diluted	340,428	286,955	326,750	279,597

Comprehensive income (loss):
Net income (loss)	$(22,776)	$(20,148)	$7,495	$68,853
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,999)	(247)	(16,102)	40,279
Comprehensive income (loss)	$(24,775)	$(20,395)	$(8,607)	$109,132
Comprehensive (income) loss attributable to noncontrolling interests	1,463	(259)	2,078	(288)
Comprehensive income (loss) attributable to common stockholders	$(23,312)	$(20,654)	$(6,529)	$108,844

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)
(In thousands)

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2026	298,025	$296	$2,885,443	$(929,266)	$22,203	$1,978,676	$—
Issuance of common shares	16,556	16	162,887	—	—	162,903	—
Distributions declared	—	—	—	(45,960)	—	(45,960)	(3)
Redemption of common shares	(6,184)	(8)	(72,772)	—	—	(72,780)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(1,964)	—	—	(1,964)	—
Offering costs	—	—	(1,562)	—	—	(1,562)	—
Net income (loss)	—	—	—	39,775	—	39,775	3
Foreign currency translation adjustment	—	—	—	—	(11,011)	(11,011)	—
Balance as of March 31, 2026	308,397	$304	$2,972,032	$(935,451)	$11,192	$2,048,077	$—
Issuance of common shares	14,060	15	138,636	—	—	138,651	—
Issuance of Operating Partnership Units	—	—	—	—	—	—	207,111
Distributions declared	—	—	—	(47,232)	—	(47,232)	(2,929)
Redemption of common shares	(7,101)	(6)	(65,763)	—	—	(65,769)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(1,272)	—	—	(1,272)	—
Offering costs	—	—	(2,034)	—	—	(2,034)	—
Net income (loss)	—	—	—	(8,889)	—	(8,889)	(618)
Foreign currency translation adjustment	—	—	—	—	(3,092)	(3,092)	—
Balance as of June 30, 2026	315,356	$313	$3,041,599	$(991,572)	$8,100	$2,058,440	$203,564
Issuance of common shares	12,359	13	121,715	—	—	121,728	—
Distributions declared	—	—	—	(48,228)	—	(48,228)	(3,020)
Redemption of common shares	(6,858)	(7)	(60,323)	—	—	(60,330)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(1,739)	—	—	(1,739)	—
Offering costs	—	—	(1,613)	—	—	(1,613)	—
Net income (loss)	—	—	—	(21,313)	—	(21,313)	(1,463)
Foreign currency translation adjustment	—	—	—	—	(1,999)	(1,999)	—
Balance as of September 30, 2026	320,857	$319	$3,099,639	$(1,061,113)	$6,101	$2,044,946	$199,081

Hines Global Income Trust, Inc. Stockholders
	Common Shares		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests
	Shares	Amount
Balance as of January 1, 2025	268,769	$266	$2,609,433	$(776,566)	$(17,994)	$1,815,139	$—
Issuance of common shares	10,529	11	112,088	—	—	112,099	—
Distributions declared	—	—	—	(40,738)	—	(40,738)	(3)
Redemption of common shares	(5,067)	(6)	(61,514)	—	—	(61,520)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(1,221)	—	—	(1,221)	—
Offering costs	—	—	(2,385)	—	—	(2,385)	—
Net income (loss)	—	—	—	115,256	—	115,256	3
Foreign currency translation adjustment	—	—	—	—	11,290	11,290	—
Foreign currency translation adjustment reclassified into earnings	—	—	—	—	3,845	3,845	—
Balance as of March 31, 2025	274,231	$271	$2,656,401	$(702,048)	$(2,859)	$1,951,765	$—
Issuance of common shares	13,836	14	136,197	—	—	136,211	—
Distributions declared	—	—	—	(41,834)	—	(41,834)	(26)
Redemption of common shares	(6,574)	(5)	(60,544)	—	—	(60,549)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(1,876)	—	—	(1,876)	—
Offering costs	—	—	(1,350)	—	—	(1,350)	—
Net income (loss)	—	—	—	(26,284)	—	(26,284)	26
Foreign currency translation adjustment	—	—	—	—	25,391	25,391	—
Balance as of June 30, 2025	281,493	$280	$2,728,828	$(770,166)	$22,532	$1,981,474	$—
Issuance of common shares	14,034	14	130,398	—	—	130,412	—
Distributions declared	—	—	—	(43,070)	—	(43,070)	(259)
Redemption of common shares	(5,730)	(7)	(57,350)	—	—	(57,357)	—
Selling commissions, dealer manager fees and distribution and stockholder servicing fees	—	—	(1,836)	—	—	(1,836)	—
Offering costs	—	—	(1,993)	—	—	(1,993)	—
Net income (loss)	—	—	—	(20,407)	—	(20,407)	259
Foreign currency translation adjustment	—	—	—	—	(247)	(247)	—
Balance as of September 30, 2025	289,797	$287	$2,798,047	$(833,643)	$22,285	$1,986,976	$—

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,495	$68,853
Adjustments to reconcile net income (loss) to net cash from (used in) operating activities:
Depreciation and amortization	172,779	107,095
(Gain) loss on extinguishment of financing obligations, net	(8,277)	—
Gain on sale of real estate	(86,089)	(149,639)
Foreign currency (gains) losses	(5,306)	(10,878)
(Gain) loss on derivative instruments	(12,689)	45
(Gain) loss on investments in real estate-related securities	(6,419)	37
Changes in assets and liabilities:
Change in other assets	(4,191)	(3,804)
Change in tenant and other receivables	(15,188)	16,871
Change in deferred leasing costs	(18,356)	(32,840)
Change in accounts payable and accrued expenses	8,053	39,793
Change in other liabilities	(2,333)	(1,502)
Change in due to affiliates	(3,838)	14,097
Net cash from (used in) operating activities	25,641	48,128
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments in acquired properties and lease intangibles	(1,140,980)	(969,874)
Capital expenditures at operating properties	(36,950)	(64,662)
Proceeds from sale of real estate	305,852	183,453
Purchases of real estate-related securities	(55,205)	(67,446)
Proceeds from settlement of real estate-related securities	52,133	46,471
Proceeds from settlement of interest rate contracts	19,060	20,084
Payments related to interest rate contracts	(5,454)	(13,981)
Net cash from (used in) investing activities	(861,544)	(865,955)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common shares	346,608	311,702
Redemption of common shares	(182,976)	(177,998)
Payment of offering costs	(5,823)	(5,683)
Payment of selling commissions, dealer manager fees and distribution and stockholder servicing fees	(7,147)	(7,140)
Distributions paid to stockholders and noncontrolling interests	(77,008)	(57,952)
Proceeds from financing obligations	595,666	559,629
Payments on financing obligations	(2,353)	(1,398)
Proceeds from notes payable	835,512	1,711,824
Payments on notes payable	(647,272)	(1,248,490)
Change in security deposit liability	1,528	641
Deferred financing costs paid	(1,128)	(19,256)
Net cash from (used in) financing activities	855,607	1,065,879
Effect of exchange rate changes on cash, restricted cash and cash equivalents	(5,925)	28,659
Net change in cash, restricted cash and cash equivalents	13,779	276,711
Cash, restricted cash and cash equivalents, beginning of period	181,785	141,196
Cash, restricted cash and cash equivalents, end of period	$195,564	$417,907

See notes to the condensed consolidated financial statements.

HINES GLOBAL INCOME TRUST, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
For the Three and Nine Months Ended September 30, 2026 and 2025

1.  ORGANIZATION

The accompanying interim unaudited condensed consolidated financial information has been prepared according to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments and eliminations, consisting only of normal recurring adjustments, necessary to present fairly and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) the financial position of Hines Global Income Trust, Inc. as of September 30, 2026 and December 31, 2025, and the results of operations, the changes in stockholders’ equity and cash flows for the three and nine months ended September 30, 2026 and 2025 have been included.  The results of operations for such interim periods are not necessarily indicative of the results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted according to such rules and regulations. For further information, refer to the financial statements and footnotes included in Hines Global Income Trust, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025.

Hines Global Income Trust, Inc. (the “Company” or “Hines Global”), is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments throughout the United States and internationally, and to a lesser extent, invest in real estate-related securities. The Company is sponsored by Hines Interests Limited Partnership (“Hines”), a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 69 years. The Company is managed by HGIT Advisors LP (the “Advisor”), an affiliate of Hines. The Company conducts substantially all of its operations through HGIT Properties, LP (the “Operating Partnership”). An affiliate of the Advisor, Hines Global REIT II Associates LP, owns less than a 1% limited partner interest in the Operating Partnership as of September 30, 2026 and the Advisor also owns the special limited partnership interest in the Operating Partnership. The Company has elected to be taxed as a real estate investment trust, or REIT, for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

Hines Global raises capital for its investments through continuous public offerings of its common stock (the “Public Offerings”). Hines Global commenced its initial public offering of up to $2.5 billion in shares of its common stock in August 2014 and launched its most recent public offering, its fourth public offering of up to $2.5 billion in shares of common stock, on February 4, 2025. It intends to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, Hines Global intends to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. As of September 30, 2026, Hines Global had received aggregate gross offering proceeds of approximately $4.5 billion from the sale of 431.1 million shares through the Public Offerings, including shares issued pursuant to its distribution reinvestment plan. As of September 30, 2026, the Company owned direct real estate investments in 59 properties totaling 27.7 million square feet that were 92% leased.

In addition to its Public Offerings, Hines Global, through its Operating Partnership, has a program to raise up to $3.0 billion of capital through private placement offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of September 30, 2026, Hines Global held ten properties through the DST Program and has raised net offering proceeds of $1.8 billion through the DST Program. See “Note 4 — DST Program” for additional information.

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

Investments in Real Estate-Related Securities

The Company holds investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. The Company has elected to classify these investments as trading securities and carry such investments at fair value. These assets are valued on a recurring basis. The Company earns interest and dividend income monthly related to these securities, which is recorded in other income and expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss). The table below presents the effects of the changes in fair value of the Company’s real estate-related securities in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Gain (Loss) on Investments in Real Estate-Related Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unrealized gain (loss)	$(13,592)	$4,766	$3,375	$201
Realized gain (loss)	742	464	3,044	(238)
Total gain (loss) on real estate-related securities	$(12,850)	$5,230	$6,419	$(37)

Tenant and Other Receivables

Tenant and other receivables consists primarily of base rents, tenant reimbursements and receivables attributable to straight-line rent, and are carried at cost. As of September 30, 2026 and December 31, 2025, the Company had receivables related to base rents and tenant reimbursements of $16.9 million and $9.2 million, respectively. As of September 30, 2026 and December 31, 2025, the Company had other receivables balances of $11.1 million and $9.9 million, respectively.

Straight-line rent receivables were $84.2 million and $69.5 million as of September 30, 2026 and December 31, 2025, respectively. Straight-line rent receivable consists of the difference between the tenants’ rents calculated on a straight-line basis from the date of acquisition or lease commencement over the remaining terms of the related leases and the tenants’ actual rents due under the lease agreements and is included in tenant and other receivables in the accompanying condensed consolidated balance sheets. Individual leases are assessed for collectability and upon the determination that the collection of rents is not probable, accrued rent and accounts receivable are reduced as an adjustment to rental revenues. Revenue from leases where collection is deemed to be less than probable is recorded on a cash basis until collectability is determined to be probable. Further, we assess whether operating lease receivables, at a portfolio level, are appropriately valued based upon an analysis of balances outstanding, historical collection levels and current economic trends. The uncollectible portion of the portfolio is recorded as an adjustment to rental revenues.

Other Assets

Other assets included the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid insurance	$2,829	$1,267
Prepaid property taxes	6,458	3,477
Deferred tax assets (1)	30,839	25,318
Operating lease right-of-use assets, net	28,940	27,030
Other	5,513	10,764	(2)
Other assets	$74,579	$67,856
(1)Includes the effects of a valuation allowance of $19.8 million and $18.0 million as of September 30, 2026 and December 31, 2025, respectively.
(2)Included $6.0 million related to a deposit on the forward purchase of a third building at the Tortona Logistics property, which was acquired in March 2026.

Lessee Accounting

The Company has ground lease agreements in which it is the lessee for land at certain of its investment properties. As of September 30, 2026, four of such agreements were accounted for as operating leases and one such agreement was accounted for as a financing lease. As of September 30, 2026, the weighted average remaining lease term of the Company’s operating leases and financing leases was 102 years and 115 years, respectively.

The Company’s estimate of the amount of the right-of-use assets and lease liabilities recorded in the Company’s condensed balance sheets included assumptions for the discount rate, which is based on the incremental borrowing rate of the lease contract. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a term similar to the lease. Since the terms of the ground leases are much longer than those of a typical borrowing, the Company derived the incremental borrowing rate at the inception of each lease as the spread in a current financing quote for the property. If a current financing quote was not available, the Company referenced the borrowing rate on its revolving credit facility, plus the applicable base rate corresponding to the longest term available in the base rate market. The Company has assumed weighted average incremental borrowing rates of 5.9% for its operating leases and 3.4% for its financing lease.

The table below provides additional information regarding the Company’s ground leases:

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets, net of accumulated amortization (1)	$28,940	$27,030
Operating lease liabilities (2)	$26,304	$20,903

Financing lease right-of-use assets, net of accumulated amortization (3)	$15,248	$15,348
Financing lease liabilities (4)	$17,561	$17,523

(1)Recorded to other assets in the Company’s condensed consolidated balance sheets
(2)Recorded to other liabilities in the Company’s condensed consolidated balance sheets
(3)Recorded to financing lease right-of-use asset, net, in the Company’s condensed consolidated balance sheets
(4)Recorded to financing lease liability in the Company’s condensed consolidated balance sheets

The following table details the costs associated with the Company’s operating and financing leases (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease costs (1)	$672	$574	$1,993	$896
Financing lease costs
Amortization of financing lease assets (1)	$33	$33	$99	$99
Interest expense on lease liabilities (2)	147	147	442	441
Total lease costs	$852	$754	$2,534	$1,436

(1) Recorded to property operating expenses in the Company’s condensed consolidated statements of operations and comprehensive income (loss)
(2) Recorded to interest expense in the Company’s condensed consolidated statements of operations and comprehensive income (loss)

The tables below provide additional information regarding the Company’s lease liabilities for the period from October 1, 2026 through December 31, 2026 and for each of the years ending December 31, 2027 through December 31, 2031 and for the period thereafter (in thousands):

	Lease Payments
	Operating Leases	Financing Leases
October 1, 2026 through December 31, 2026	$364	$135
2027	1,549	540
2028	1,549	540
2029	1,549	540
2030	1,549	540
2031	1,549	540
Thereafter	149,453	68,192
Total	$157,562	$71,027

Ground Lease Liability	$26,304	$17,561
Undiscounted Excess Amount	$131,258	$53,466

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

3. INVESTMENT PROPERTY

Investment property consisted of the following amounts as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Buildings and improvements (1)	$4,910,713	$4,250,871
Less: accumulated depreciation	(417,886)	(356,308)
Buildings and improvements, net	4,492,827	3,894,563
Land	1,165,032	1,033,885
Investment property, net	$5,657,859	$4,928,448
(1)Included in buildings and improvements was approximately $5.4 million and $86.5 million of construction-in-progress as of September 30, 2026 and December 31, 2025, respectively. The construction-in-progress balance as of December 31, 2025 primarily related to the Company’s development projects at several of the Company’s properties which were completed and placed into service during 2026.

Recent Acquisitions of Investment Property

During the nine months ended September 30, 2026, the Company acquired ten assets for an aggregate net purchase price of $1.1 billion exclusive of transaction costs and working capital reserves. The net purchase prices for these acquisitions were allocated as follows (in thousands):

Property Name	Acquisition Date	Building and Improvements	Land	In-place Lease Intangibles	Out-of-Market Lease Intangibles, Net	Right of Use Asset, Net	Total
Tortona Logistics - Asset 3	3/17/2026	$49,183	$6,830	$5,075	$—	$—	$61,088
Junction One Retail Park	5/15/2026	$38,921	$25,054	$6,585	$432	$—	$70,992
Wicker Park	6/23/2026	$22,156	$40,834	$12,473	$(4,662)	$—	$70,801
405 Colorado	7/9/2026	$111,556	$—	$34,795	$3,824	$1,162	$151,337
Design Center of the Carolinas	7/20/2026	$87,744	$58,765	$31,464	$(8,159)	$—	$169,814
Diemelstadt Logistics	8/7/2026	$61,571	$19,013	$7,639	$—	$—	$88,223
Castings Commerce Center	8/31/2026	$87,592	$17,535	$9,903	$1,668	$—	$116,698
99 West Paces	9/29/2026	$197,912	$31,529	$8,762	$—	$—	$238,203
Bishop Arts - Living	9/30/2026	$130,056	$11,569	$5,934	$—	$—	$147,559
Bishop Arts - Retail	9/30/2026	$16,161	$3,936	$3,444	$5	$—	$23,546

Recent Dispositions of Investment Property

In February 2026, the Company sold the Promenade Shops at Briargate for a contract price of $150.7 million, exclusive of transaction costs and closing prorations. The Company acquired the Promenade Shops at Briargate in September 2019 for a contract purchase price of $93.2 million. The purchaser is not affiliated with the Company or its affiliates.

In July 2026, the Company sold three U.K. Industrial properties for a combined contract price of £77.9 million (approximately $105.2 million, assuming a rate of $1.35 per GBP as of the disposition date) exclusive of transaction costs and closing prorations. The Company acquired the assets in 2019-2020 for a combined contract purchase price of £69.2 million (approximately $89.9 million, assuming an average rate of $1.30 per GBP as of the purchase date). The purchaser is not affiliated with the Company or its affiliates.

In August 2026, the Company sold Eastgate Park for a contract price of €50.3 million (approximately $57.8 million, assuming a rate of $1.15 per EUR as of the disposition date) exclusive of transaction costs and closing prorations. The Company acquired Eastgate Park in October 2021 for a contract purchase price of €38.7 million (approximately $45.1 million, assuming a rate of $1.16 per EUR as of the purchase date). The purchaser is not affiliated with the Company or its affiliates.

As of September 30, 2026, the cost basis and accumulated amortization related to lease intangibles are as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$652,237	$33,853	$(114,247)
Less: accumulated amortization	(213,270)	(11,653)	25,595
Net	$438,967	$22,200	$(88,652)

As of December 31, 2025, the cost basis and accumulated amortization related to lease intangibles were as follows (in thousands):

	Lease Intangibles
	In-Place Leases	Out-of-Market Lease Assets	Out-of-Market Lease Liabilities

Cost	$584,204	$28,474	$(107,964)
Less: accumulated amortization	(192,540)	(11,609)	25,407
Net	$391,664	$16,865	$(82,557)

Amortization expense of in-place leases was $21.9 million and $14.1 million for the three months ended September 30, 2026 and 2025, respectively, which was recorded to depreciation and amortization on the condensed consolidated statements of operations and comprehensive income (loss). Net amortization of out-of-market leases resulted in an increase to rental revenue of $1.6 million and $1.0 million for the three months ended September 30, 2026 and 2025, respectively.

Amortization expense of in-place leases was $69.1 million and $41.1 million for the nine months ended September 30, 2026 and 2025, respectively, which was recorded to depreciation and amortization on the condensed consolidated statements of operations and comprehensive income (loss). Net amortization of out-of-market leases resulted in an increase to rental revenue of $4.6 million and $3.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Anticipated amortization of the Company’s in-place leases and out-of-market leases, net for the period from October 1, 2026 through December 31, 2026 and for each of the years ending December 31, 2027 through December 31, 2031 are as follows (in thousands):

	In-Place Lease	Out-of-Market Leases, Net
October 1, 2026 through December 31, 2026	$29,255	$(1,543)
2027	$88,882	$(5,178)
2028	$72,503	$(4,761)
2029	$56,285	$(4,826)
2030	$45,512	$(4,758)
2031	$37,265	$(4,458)

Commercial Leases

The Company’s commercial leases are generally for terms of 15 years or less and may include multiple options to extend the lease term upon tenant election. The Company’s leases typically do not include an option to purchase. Generally, the Company does not expect the value of its real estate assets to be impacted materially at the end of any individual lease term, as the Company is typically able to re-lease the space and real estate assets tend to hold their value over a long period of time. Tenant terminations prior to the lease end date occasionally result in a one-time termination fee based on the remaining unpaid lease payments including variable payments and could be material to the tenant. Many of the Company’s leases have increasing minimum rental rates during the terms of the leases through escalation provisions. In addition, the majority of the Company’s leases provide for separate billings for variable rent, such as, reimbursements of real estate taxes, maintenance and insurance and may include an amount based on a percentage of the tenants’ sales. Total billings related to expense reimbursements from tenants for the three and nine months ended September 30, 2026 were $18.1 million and $52.3 million, respectively, and for the three and nine months ended September 30, 2025 were $14.6 million and $39.3 million, respectively, which are included in rental revenue on the condensed consolidated statements of operations and comprehensive income (loss).

The Company has entered into non-cancelable lease agreements with tenants for space.  As of September 30, 2026, the approximate fixed future minimum rentals for the period from October 1, 2026 through December 31, 2026, and for each of the years ending December 31, 2027 through 2031 and thereafter related to the Company’s commercial properties are as follows (in thousands):

Fixed Future Minimum Rentals
October 1, 2026 through December 31, 2026	$74,518
2027	301,301
2028	292,372
2029	263,877
2030	226,555
2031	195,095
Thereafter	886,377
Total	$2,240,095

During the nine months ended September 30, 2026 and 2025, the Company did not earn more than 10% of its revenue from any individual tenant.

The Company also enters into leases with tenants at its student housing properties, multifamily properties and self-storage properties. These leases generally have terms less than one year and do not contain options to extend, terminate or purchase, escalation clauses, or other such terms, which are common in the Company’s commercial leases.

4. DST PROGRAM

In September 2022, the Company, through the Operating Partnership, launched the DST Program to raise capital through private placement offerings by selling beneficial interests in specific Delaware statutory trusts (each, a “DST”) holding real properties. Under the DST Program, each private placement offers interests in one or more real properties placed into one or more Delaware statutory trust(s) by the Operating Partnership or its affiliates (each, a “DST Property” and collectively, the “DST Properties”). DST Properties may be sourced from properties currently owned by the Operating Partnership or newly acquired properties. The underlying interests of real properties sold to investors pursuant to such private placements are or will be leased-back by an indirect wholly owned subsidiary of the Operating Partnership on a long-term basis of up to twenty years pursuant to a master lease agreement. These master lease agreements are fully guaranteed by the Operating Partnership. As compensation for the master lease guarantee, the Operating Partnership will retain a fair market value purchase option giving it the right, but not the obligation, to acquire the beneficial interests in the DST from the investors during a 12-month period commencing two years after the closing of the applicable DST offering, in exchange for units of interest in the Operating Partnership (“OP Units”). As the Company retains the fair market value purchase option, which, if exercised, would allow the Company to acquire the real property owned by the DST, the proceeds from each private placement offering under the DST Program are accounted for as a financing obligation on the condensed consolidated balance sheets. On April 1, 2026, 21.1 million OP Units were issued in exchange for DST interests for a net investment of $207.1 million, in connection with the exercise by the Operating Partnership of its fair market value purchase option to acquire the beneficial interests in 200 Park Place and EMME, two of the properties that had been held through the DST Program. See Note 7 - Noncontrolling Interests for additional information.

Under the master lease, a wholly owned indirect subsidiary of the Operating Partnership is responsible for subleasing the property to occupying customers and all underlying costs associated with operating the property, and is responsible for paying rent to the DST that owns such property. For financial reporting purposes (and not for income tax purposes) the sales of beneficial interests in the DST are being accounted for as a failed sale-leaseback transaction and as a result, the DST Properties are included in the Company’s consolidated financial statements, with the master lease rent payments accounted for using the interest method whereby a portion is accounted for as interest expense and a portion is accounted for as a reduction of the outstanding principal balance of the financing obligation. Upon the determination that it is probable that the Company will exercise the fair market value purchase option, the Company will recognize a gain or loss for the difference between the fair value of the property and the balance of the financing obligation. Following that date and until the date at which the Company exercises the fair market value purchase option, the Company will remeasure the financing obligation to fair value at each balance sheet date and record any requisite gains or losses.

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

As of September 30, 2026, the Company held ten properties through the DST Program. The Company raised net offering proceeds of $1.8 billion from inception of the program in September 2022 through September 30, 2026.

5. DEBT FINANCING

As of September 30, 2026 and December 31, 2025, the Company had approximately $2.5 billion and $2.4 billion of debt outstanding, respectively, with a weighted average years to maturity of 1.9 years and 2.6 years, respectively, and a weighted average interest rate of 4.15% and 4.03%, respectively. The following table describes the Company’s debt outstanding at September 30, 2026 and December 31, 2025 (in thousands, except interest rates):

Description	Maturity Date	Maximum Capacity in Functional Currency	Weighted Average Effective Interest Rate as of September 30, 2026		Principal Outstanding at September 30, 2026	Principal Outstanding at December 31, 2025
Fixed Rate Loans
Seller-financed debt	7/1/2034	N/A	1.55%		$5,513	$6,373
Private placement note issuances	7/2029-9/2032	N/A	5.17%		411,403	419,024
Total fixed rate loans					$416,916	$425,397
Variable Rate Loans
Floating rate secured mortgage debt	2/2027-11/2030	N/A	3.30%	(1)	$827,818	$871,272
JPMorgan Chase Credit Facility - Revolver	3/10/2028	$650,000	5.40%		600,000	391,000
JPMorgan Chase Credit Facility - Term Loan(s)	3/10/2028	$700,000	3.50%	(2)	700,000	700,000
Total variable rate loans					$2,127,818	$1,962,272
Total Notes Payable					$2,544,734	$2,387,669
Total Principal Outstanding					$2,544,734	$2,387,669
Unamortized financing fees (3)					(11,537)	(15,624)
Total					$2,533,197	$2,372,045
(1)As of September 30, 2026, the effective interest rates on our floating rate mortgage debt ranged from 2.65% to 5.58%. The amount of principal outstanding as of September 30, 2026 includes $791.5 million that has been effectively fixed for the term of the facilities by interest rate cap or swap agreements as economic hedges against the variability of future interest rates.
(2)As of September 30, 2026, the effective interest rates related to these loans were effectively capped as a result of the Company entering into interest rate cap agreements as economic hedges against the variability of the future interest rate on the borrowings.
(3)Deferred financing costs consist of direct costs incurred in obtaining debt financing. These costs are presented as a direct reduction from the related debt liability for permanent mortgages and presented as an asset for revolving credit arrangements. In total, deferred financing costs had a carrying value of $15.4 million and $21.9 million as of September 30, 2026 and December 31, 2025, respectively. These costs are amortized into interest expense on a straight-line basis, which approximates the effective interest method, over the terms of the obligations. Amortization of deferred financing costs were $2.5 million and $7.2 million for the three and nine months ended September 30, 2026, and were $3.3 million and $6.8 million for the three and nine months ended September 30, 2025, respectively, which is recorded to interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Financial Covenants

The Company’s mortgage agreements and other loan documents for the debt described in the table above contain customary events of default, with corresponding grace periods, including payment defaults, bankruptcy-related defaults, and customary covenants, including limitations on liens and indebtedness and maintenance of certain financial ratios. The Company is not aware of any instances of noncompliance with financial covenants on any of its loans as of September 30, 2026 or the date of this report.

Principal Payments on Debt

The Company is required to make the following principal payments on its outstanding notes payable for the period from October 1, 2026 through December 31, 2026, for each of the years ending December 31, 2027 through December 31, 2030 and for the period thereafter (in thousands).

	Payments Due by Year
	October 1, 2026 through December 31, 2026	2027	2028	2029	2030	Thereafter
Principal payments	$1,067	$467,116	$1,377,531	$312,591	$303,587	$82,842

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

The table below provides additional information regarding the Company's derivative instruments as well as their location and fair value on our condensed consolidated balance sheets (in thousands, except number of contracts):

			Fair Value
			Derivative Instruments
Type	Number of Contracts	Notional Amount	Assets	Liabilities
As of September 30, 2026
Interest rate contracts	21	$1,491,531	$27,513	$—
Total derivative instruments	21	$1,491,531	$27,513	$—

As of December 31, 2025
Interest rate contracts	24	$1,536,123	$28,773	$—
Total derivative instruments	24	$1,536,123	$28,773	$—

The table below presents the effects of the changes in fair value of the Company’s derivative instruments in the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Gain (Loss) on Derivative Instruments
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Derivatives not designated as hedging instruments:
Interest rate contracts	$5,913	$1,762	$12,689	$(45)
Total gain (loss) on derivatives	$5,913	$1,762	$12,689	$(45)

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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	21,112	21	21	21
Issuance of units	—	—	21,091	—
Balance at end of period	21,112	21	21,112	21

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

Common Stock

As of September 30, 2026 and December 31, 2025, the Company had the following classes of shares of common stock authorized, issued and outstanding (in thousands):

	September 30, 2026			December 31, 2025
	Shares Authorized	Shares Issued and Outstanding		Shares Authorized	Shares Issued and Outstanding
Class AX common stock, $0.001 par value per share	40,000	29,012		40,000	30,486
Class TX common stock, $0.001 par value per share	40,000	—	(1)	40,000	—
Class IX common stock, $0.001 par value per share	10,000	—	(1)	10,000	—
Class JX common stock, $0.001 par value per share	10,000	84		10,000	82
Class T common stock, $0.001 par value per share	350,000	22,549		350,000	30,124
Class S common stock, $0.001 par value per share	350,000	41,851		350,000	37,501
Class D common stock, $0.001 par value per share	350,000	39,564		350,000	38,994
Class I common stock, $0.001 par value per share	350,000	187,797		350,000	160,838
(1)All remaining Class TX and IX shares previously issued and outstanding have been converted to Class AX and JX shares, respectively, in accordance with the Company’s charter.

The tables below provide information regarding the issuances and redemptions of each class of the Company’s common stock during the nine months ended September 30, 2026 and 2025 (in thousands).

	Class AX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2026	30,486	$30	82	$—	30,124	$31	37,501	$39	38,994	$37	160,838	$159	298,025	$296
Issuance of common shares	111	—	1	—	92	—	2,301	2	1,400	1	12,651	13	16,556	16
Conversion of common shares (1)	—	—	—	—	(1,822)	(2)	—	—	—	—	1,822	2	—	—
Redemption of common shares	(622)	(1)	(1)	—	(913)	(1)	(571)	(1)	(531)	(1)	(3,546)	(4)	(6,184)	(8)
Balance as of March 31, 2026	29,975	$29	82	$—	27,481	$28	39,231	$40	39,863	$37	171,765	$170	308,397	$304
Issuance of common shares	117	—	1	—	367	—	2,298	3	158	1	11,119	11	14,060	15
Conversion of common shares (1)	—	—	—	—	(2,499)	(2)	—	—	—	—	2,499	2	—	—
Redemption of common shares	(683)	—	—	—	(883)	(1)	(1,098)	(1)	(420)	—	(4,017)	(4)	(7,101)	(6)
Balance as of June 30, 2026	29,409	$29	83	$—	24,466	$25	40,431	$42	39,601	$38	181,366	$179	315,356	$313
Issuance of common shares	170	—	1	—	597	1	2,436	2	580	1	8,575	9	12,359	13
Conversion of common shares (1)	—	—	—	—	(1,881)	(2)	—	—	—	—	1,881	2	—	—
Redemption of common shares	(567)	—	—	—	(633)	(1)	(1,016)	(1)	(617)	(1)	(4,025)	(4)	(6,858)	(7)
Balance as of September 30, 2026	29,012	$29	84	$—	22,549	$23	41,851	$43	39,564	$38	187,797	$186	320,857	$319

	Class AX		Class JX		Class T		Class S		Class D		Class I		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2025	32,341	$32	79	$—	40,550	$41	31,676	$33	36,249	$34	127,874	$126	268,769	$266
Issuance of common shares	140	—	1	—	896	1	753	1	1,141	1	7,598	8	10,529	11
Conversion of common shares (1)	—	—	—	—	(2,939)	(3)	—	—	—	—	2,939	3	—	—
Redemption of common shares	(599)	(1)	—	—	(1,123)	(1)	—	—	(779)	(1)	(2,566)	(3)	(5,067)	(6)
Balance as of March 31, 2025	31,882	$31	80	$—	37,384	$38	32,429	$34	36,611	$34	135,845	$134	274,231	$271
Issuance of common shares	233	1	—	—	664	1	2,262	2	1,250	1	9,427	9	13,836	14
Conversion of common shares (1)	—	—	—	—	(2,697)	(3)	—	—	—	—	2,697	3	—	—
Redemption of common shares	(621)	—	—	—	(808)	(1)	(744)	(1)	(578)	—	(3,823)	(3)	(6,574)	(5)
Balance as of June 30, 2025	31,494	$32	80	$—	34,543	$35	33,947	$35	37,283	$35	144,146	$143	281,493	$280
Issuance of common shares	225	—	1	—	606	1	2,962	3	1,365	1	8,875	9	14,034	14
Conversion of common shares (1)	—	—	—	—	(1,955)	(2)	—	—	—	—	1,955	2	—	—
Redemption of common shares	(617)	(1)	—	—	(827)	(2)	(732)	(1)	(673)	—	(2,881)	(3)	(5,730)	(7)
Balance as of September 30, 2025	31,102	$31	81	$—	32,367	$32	36,177	$37	37,975	$36	152,095	$151	289,797	$287
(1)The Company will cease paying distribution and stockholder servicing fees with respect to certain share classes when the total of such fees reach certain thresholds. Once these respective thresholds are reached, Class T, S and D shares are converted into Class I shares.

Distributions

With the authorization of the Company’s board of directors, the Company declared distributions monthly from January 2025 through October 2026 at a gross distribution rate of $0.05208 per month for each share class (represents an annualized rate of $0.625 per share per year if this rate is declared for an entire year), less any applicable distribution and stockholder servicing fees.

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

	Stockholders			Noncontrolling Interests	Total Distributions Declared to Stockholders and Noncontrolling Interests
Distributions for the Three Months Ended	Cash Distributions	Distributions Reinvested	Total Declared	Cash Distributions
2026
September 30, 2026	$21,823	$26,405	$48,228	$3,020	$51,248
June 30, 2026	21,377	25,855	47,232	2,929	50,161
March 31, 2026	20,965	24,995	45,960	3	45,963
Total	$64,165	$77,255	$141,420	$5,952	$147,372
2025
December 31, 2025	$20,575	$23,774	$44,349	$10	$44,359
September 30, 2025	19,986	23,084	43,070	259	43,329
June 30, 2025	19,354	22,480	41,834	26	41,860
March 31, 2025	18,874	21,864	40,738	3	40,741
Total	$78,789	$91,202	$169,991	$298	$170,289

The table below outlines the net distributions declared for each class of shares of the Company’s common stock and OP Units for the three and nine months ended September 30, 2026 and 2025, respectively. The net distributions presented below are representative of the gross distribution rate declared by the Company’s board of directors, less any applicable ongoing distribution and stockholder servicing fees, which is more fully described in Note 9 — Related Party Transactions.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Distributions declared per Class AX share / OP Units, net	$0.16	$0.16	$0.47	$0.47
Distributions declared per Class JX share / OP Units, net	$0.16	$0.16	$0.47	$0.47
Distributions declared per Class T share / OP Units, net	$0.13	$0.13	$0.39	$0.39
Distributions declared per Class S share / OP Units, net	$0.13	$0.13	$0.40	$0.40
Distributions declared per Class D share / OP Units, net	$0.15	$0.15	$0.45	$0.45
Distributions declared per Class I share / OP Units, net	$0.16	$0.16	$0.47	$0.47
The table below outlines the computation of our basic and diluted net income (loss) per share attributable to common stockholders for the three and nine months ended September 30, 2026 and 2025, respectively (in thousands, except per share amounts).

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income (loss) attributable to common stockholders — basic	$(21,313)	$(20,407)	$9,573	$68,565
Net income (loss) attributable to noncontrolling interests	1,463	(259)	2,078	(288)
Net income (loss) attributable to common stockholders — diluted	$(22,776)	$(20,148)	$7,495	$68,853
Weighted-average shares outstanding — basic	319,316	286,955	312,591	279,597
Incremental weighted average shares effect of conversion of noncontrolling interests	21,112	—	14,159	—
Weighted-average shares outstanding — diluted	340,428	286,955	326,750	279,597
Net loss per share attributable to common stockholders:
Basic	$(0.07)	$(0.07)	$0.03	$0.25
Diluted	$(0.07)	$(0.07)	$0.02	$0.25

9. RELATED PARTY TRANSACTIONS

The table below outlines fees and expense reimbursements incurred that are payable by the Company to the Advisor and Hines Private Wealth Solutions LLC (the "Dealer Manager"), Hines and its affiliates for the periods indicated below (in thousands):

	Incurred
	Three Months Ended September 30,		Nine Months Ended September 30,		Unpaid as of
Type and Recipient	2026	2025	2026	2025	September 30, 2026		December 31, 2025
Selling Commissions- Dealer Manager (1)	$447	$505	$1,403	$1,574	$66		$2
Dealer Manager Fee- Dealer Manager (1)	24	19	58	72	—		1
Distribution & Stockholder Servicing Fees- Dealer Manager (1)	1,268	1,312	3,514	3,288	47,398		49,633
Organization and Offering Costs- the Advisor	1,613	1,993	5,209	5,728	601		1,216
Asset Management Fees- the Advisor (2)	13,423	10,735	37,889	28,740	4,248		4,264
Other- the Advisor (3)	2,580	2,778	6,807	7,852	1,089		2,369
Performance Participation Allocation- the Advisor (4)	9,849	4,997	21,623	17,697	21,623		24,795
Property Management Fees- Hines and its affiliates	2,805	2,025	8,146	5,962	1,560		685
Development and Construction Management Fees- Hines and its affiliates (5)	548	659	738	2,026	195		330
Leasing Fees- Hines and its affiliates (6)	566	50	1,756	1,916	1,355		1,458
Expense Reimbursement- Hines and its affiliates (with respect to management and operations of the Company's properties) (7)	5,790	7,336	17,052	19,062	(3,608)	(8)	(3,250)	(8)
Total	$38,913	$32,409	$104,195	$93,917	$74,527		$81,503
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
(8)As of September 30, 2026 and December 31, 2025, the balance included $4.0 million and $8.1 million, respectively, in receivables related to rents collected by the Hines-affiliated property managers at the U.K. Portfolio Properties, which were being held in the property manager controlled bank accounts.

DST Program Fees

In connection with the DST Program described in Note 4 – DST Program, Hines Real Estate Exchange LLC (“HREX”), a wholly-owned subsidiary of the Operating Partnership, entered into a dealer manager agreement with the Dealer Manager, pursuant to which the Dealer Manager agreed to conduct the private placement. As compensation for conducting these private placements, HREX will pay the Dealer Manager upfront selling commissions, upfront dealer manager fees and O&O fees of up to 5.0%, 1.0% and 1.25%, respectively, of the gross purchase price per unit of beneficial interest sold in the DST Program. In addition, with respect to Class S DST interests, HREX will pay the Dealer Manager ongoing fees in amounts up to 0.25% of the equity investment per year. All of these fees are funded by the private investors in the DST Program at the time of their investment or through deductions from distributions paid to such investors. The Dealer Manager may re-allow such commissions, ongoing fees and a portion of such dealer manager fees to participating broker dealers. These fees totaled $5.1 million and $21.4 million for the three and nine months ended September 30, 2026, respectively, and $6.3 million and $20.9 million for the three and nine months ended September 30, 2025, respectively.

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

	Basis of Fair Value Measurements
As of	Description	Fair Value of Assets	Quoted Prices In Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026	Investments in real estate-related securities	$181,617	$181,617	$—	$—
December 31, 2025	Investments in real estate-related securities	$172,127	$172,127	$—	$—

Financial Instruments Fair Value Disclosures

The Company’s notes payable had book values of $2.5 billion and $2.4 billion as of September 30, 2026 and December 31, 2025, respectively. The Company believes the fair values of its notes payable approximate the book values. Management has utilized available market information such as interest rate and spread assumptions of notes payable with similar terms and remaining maturities, to estimate the amounts required to be disclosed. Although the Company has determined that the majority of the inputs used to value its notes payable fall within Level 2 of the fair value hierarchy, the credit quality adjustments associated with its fair value of notes payable utilize Level 3 inputs. However, the Company has assessed the significance of the impact of the credit quality adjustments on the overall valuations of the fair market value of its notes payable and has determined they are not significant. Other financial instruments not measured at fair value on a recurring basis include cash and cash equivalents, restricted cash, tenant and other receivables, accounts payable and accrued expenses, other liabilities, due to affiliates and distributions payable.  The carrying value of these items reasonably approximates their fair value based on their highly-liquid nature and/or short-term maturities.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Office investments	$28,141	$19,477	$77,043	$61,062
Industrial investments	34,031	32,846	103,699	86,881
Residential/Living investments	37,636	28,764	116,123	89,242
Retail investments	29,927	16,395	79,149	36,627
Other investments	7,423	9,094	23,794	27,513
Total revenues	$137,158	$106,576	$399,808	$301,325

For the three and nine months ended September 30, 2026 and 2025, the Company’s total revenues were attributable to the following countries:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Total revenues
United States	77%		75%		76%		76%
United Kingdom	10%		9%		10%		8%
The Netherlands	8%		10%		8%		10%
Poland	1%		2%		2%		2%
Italy	2%		2%		2%		2%
Ireland	1%		1%		1%		1%
Germany	1%		—%	*	—%	*	—%	*
Czech Republic	—%	*	1%		1%		1%
Spain	—%	*	—%	*	—%	*	—%	*
* Amount is less than 1%

The CODM is regularly provided Property operating expenses, as disclosed in the Company’s consolidated statements of operations and comprehensive income (loss), for review in evaluating the expenses of the Company’s operating segments. Property operating expenses include the ongoing costs of maintaining our properties. These essential, routine expenses are necessary to ensure the property remains functional and in good condition. Examples of property operating expenses include property taxes, property management fees, insurance, utilities, repairs and maintenance, legal and professional fees, salaries and wages of property management personnel, advertising costs and other miscellaneous services and costs.

For the three and nine months ended September 30, 2026 and 2025, the Company’s property revenues in excess of property operating expenses by segment were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues in excess of property operating expenses
Office investments	$19,409	$12,620	$51,745	$41,140
Industrial investments	23,571	22,144	70,398	57,033
Residential/Living investments	16,266	13,909	59,157	46,408
Retail investments	18,742	10,269	47,030	23,535
Other investments	4,625	6,270	14,812	19,458
Total revenues in excess of property operating expenses	$82,613	$65,212	$243,142	$187,574

As of September 30, 2026 and December 31, 2025, the Company’s total assets by segment were as follows (in thousands):

	September 30, 2026	December 31, 2025
Assets
Office investments	$1,107,129	$963,858
Industrial investments	1,669,247	1,575,273
Residential/Living investments	1,981,680	1,715,405
Retail investments	1,365,481	1,043,724
Other investments	402,171	409,265
Corporate-level accounts	290,563	285,063
Total assets	$6,816,271	$5,992,588

As of September 30, 2026 and December 31, 2025, the Company’s total assets were attributable to the following countries:

	September 30, 2026		December 31, 2025
Total assets
United States	76%		74%
United Kingdom	10%		12%
The Netherlands	6%		7%
Italy	3%		2%
Spain	2%		2%
Poland	1%		1%
Ireland	1%		1%
Germany	1%		—%	*
Czech Republic	—%	*	1%
* Amount is less than 1%

For the three and nine months ended September 30, 2026 and 2025 the Company’s reconciliation of the Company’s property revenue in excess of property operating expenses is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Reconciliation to revenues in excess of property operating expenses
Net income (loss)	$(22,776)	$(20,148)	$7,495	$68,853
Depreciation and amortization	53,666	37,892	159,788	107,341
Asset management fees	13,423	10,735	37,889	28,740
Performance participation allocation	9,849	4,997	21,623	17,697
General and administrative expenses	1,812	2,232	5,874	5,609
Gain (loss) on extinguishment of financing obligations, net	—	—	(8,277)	—
(Gain) loss on derivative instruments	(5,913)	(1,762)	(12,689)	45
(Gain) loss on investments in real estate-related securities	12,850	(5,230)	(6,419)	37
(Gain) loss on sale of real estate	(24,212)	—	(86,089)	(149,639)
Foreign currency (gains) losses	(859)	878	(5,306)	(10,878)
Interest expense	48,283	39,739	147,153	110,172
Other income and expenses	(3,409)	(4,550)	(17,986)	(15,051)
(Benefit) provision for income taxes	(101)	429	86	1,315
Provision for income taxes related to sale of real estate	—	—	—	23,333
Total revenues in excess of property operating expenses	$82,613	$65,212	$243,142	$187,574

12. SUPPLEMENTAL CASH FLOW DISCLOSURES

Supplemental cash flow disclosures for the nine months ended September 30, 2026 and 2025 (in thousands) are as follows:

	Nine Months Ended September 30,
	2026	2025
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$149,432	$95,028
Cash paid for income taxes	$3,832	$1,551
Supplemental Schedule of Non-Cash Investing and Financing Activities
Distributions declared and unpaid	$8,855	$14,469
Distributions reinvested	$76,445	$67,157
Shares tendered for redemption	$15,902	$18,242
Issuance of OP Units for DST interests	$207,111	$—
Non-cash net liabilities (assets) assumed	$(754)	$3,477
Offering costs payable to the Advisor	$5,209	$5,728
Distribution and stockholder servicing fees payable to the Dealer Manager	$3,514	$3,286
Accrued capital additions	$3,550	$10,918

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

14. SUBSEQUENT EVENTS

DST Program

In October 2026, the Company issued 13.1 million OP Units in connection with the exercise by the Operating Partnership of its fair market value purchase option to acquire the beneficial interest in The Emerson, one of the properties that had been held through the DST Program.

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

The following are some of the risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

—	Risks associated with adverse changes in general economic or local market conditions, including the impact of tariffs, inflation, higher interest rates, higher gas prices, a shutdown of the U.S. federal government, the war between the United States and Iran, and the conflicts in Ukraine and the Middle East, which may adversely affect the markets in which we and our tenants operate;

—	Whether we will be successful in raising substantial additional capital, and whether we will have the opportunity to invest offering and distribution reinvestment plan proceeds to acquire properties or other investments rather than using such proceeds to redeem shares or for other purposes, and if proceeds are available for investment, our ability to make such investments in a timely manner and at appropriate amounts that provide acceptable returns;

—	Competition for tenants and real estate investment opportunities, including competition with other programs sponsored by or affiliated with Hines Interests Limited Partnership (“Hines”);

—	Our reliance on our Advisor, Hines and affiliates of Hines for our day-to-day operations and the selection of real estate investments, and our Advisor’s ability to attract and retain high-quality personnel who can provide service at a level acceptable to us;

—	Our ability to complete acquisitions of properties under contract;

—	Risks associated with conflicts of interests that result from our relationship with our Advisor and Hines, as well as conflicts of interests certain of our officers and directors face relating to the positions they hold with other entities;

—	The potential need to fund tenant improvements, lease-up costs or other capital expenditures, as well as increases in property expenses and costs of compliance with environmental matters or discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

—	The availability and timing of distributions we may pay is uncertain and cannot be assured;

—	Our distributions have been paid using cash flows from financing activities, including proceeds from our public offerings, as well as cash from the waiver of fees by our Advisor, and some or all of the distributions we pay in the future may be paid from similar sources or sources such as cash advances by our Advisor, cash resulting from a waiver or deferral of fees, borrowings and/or proceeds from our public offerings. When we pay distributions from sources other than our cash flow from operations, we will have less funds available for the acquisition of properties, and your overall return may be reduced;

—	Risks associated with debt, our ability to secure financing and our ability to comply with covenants in our debt agreements;

—	Catastrophic events, such as hurricanes, earthquakes, fires, tornadoes and terrorist attacks; and our ability to secure adequate insurance at reasonable and appropriate rates;

—	The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions and make additional investments;

—	Changes in governmental, tax, real estate and zoning laws and regulations and the related costs of compliance and increases in our administrative operating expenses, including expenses associated with operating as a public company;

—	International investment risks, including the burden of complying with a wide variety of foreign laws and the uncertainty of such laws, the tax treatment of transaction structures, political and economic instability, foreign currency fluctuations, and inflation and governmental measures to curb inflation may adversely affect our operations and our ability to make distributions;

—	The lack of liquidity associated with our assets; and

—	Our ability to continue to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.

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

Overview

Hines Global Income Trust, Inc. (the “Company” or “Hines Global”) is a Maryland corporation formed to invest in a diversified portfolio of quality commercial real estate properties and other real estate investments located throughout the United States and internationally. Hines Global is sponsored by Hines, a fully integrated global real estate investment and management firm that has acquired, developed, owned, operated and sold real estate for over 69 years. The Company elected to be taxed as a REIT for U.S. federal income tax purposes beginning with its taxable year ended December 31, 2015.

We raise capital for our investments through continuous public offerings of our common stock (collectively, the “Public Offerings”). We commenced our initial public offering of up to $2.5 billion in shares of our common stock in August 2014 and launched our most recent public offering, our fourth public offering of up to $2.5 billion in shares of common stock, on February 4, 2025. It is our intention to conduct a continuous offering that will not have a predetermined duration, subject to continued compliance with the rules and regulations of the SEC and applicable state laws. In order to execute this strategy in compliance with federal securities laws, we intend to file new registration statements to replace existing registration statements, such that there will not be any lag from one offering to the next. As of September 30, 2026, we had received aggregate gross offering proceeds of $4.5 billion from the sale of 431.1 million shares through our Public Offerings, including shares issued pursuant to our distribution reinvestment plan.

In addition to our Public Offerings, through our Operating Partnership, we have a program to raise up to $3.0 billion of capital through private placement offerings exempt from registration under the Securities Act by selling beneficial interests in specific Delaware statutory trusts holding real properties (the “DST Program”). As of September 30, 2026, we held ten properties through the DST Program, and have raised net offering proceeds of $1.8 billion through the DST Program offerings.

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of September 30, 2026, we owned direct real estate investments in 59 properties totaling 27.7 million square feet that were 92% leased.

Summary of 2026 Activities

Presented below are highlights of our activities during the nine months ended September 30, 2026:
Capital Raising and Performance
•We raised $423.0 million of gross proceeds from the sale of common stock through our public offerings, including shares issued pursuant to our distribution reinvestment plan. Additionally, we raised net offering proceeds of $595.7 million through the DST Program.
•We declared distributions of $147.4 million. Our gross annualized distribution rate has remained at $0.625 per share since January 2019.
•We redeemed $183.0 million in shares of our common stock pursuant to our share redemption program.
•Recent years have been characterized by challenging macroeconomic conditions and elevated interest rates. Despite this environment, Hines Global maintained its stable annualized distribution rate of $0.625 and had a year-to-date total return of 4.88% for Class I shares for the nine months ended September 30, 2026, and 6.46% for the year ended December 31, 2025. Total return is calculated as the change in our NAV per share during the respective period, assuming any distributions are reinvested in accordance with our distribution reinvestment plan. Management believes total return is a useful measure of the overall investment performance of our shares. Refer to “Performance Summary of Share Classes” below for a more comprehensive summary of the performance of all our share classes.
•In April 2026, we issued 21.1 million OP Units in exchange for DST interests for a net investment of $207.1 million.
Investments and Financing Activities
•We acquired ten investment properties for an aggregate net purchase price of $1.1 billion. See Note 3— Investment Property for additional information regarding these acquisitions.
•We sold five investment properties for an aggregate net sale price of $313.4 million. See Note 3— Investment Property for additional information regarding these dispositions.

Our Real Estate Portfolio

We intend to continue to meet our primary investment objectives by investing in a portfolio of quality commercial real estate properties and other real estate investments that relate to properties that are generally diversified by property type, geographic area, lease expirations and tenant industries. As of September 30, 2026, we owned interests in 59 real estate investments consisting of 27.7 million square feet of leasable space that was 92% leased. The following chart depicts the percentage of our portfolio’s investment types based on the estimated value of each real estate investment as of September 30, 2026 (“Estimated Values”), which are consistent with the values used to determine our NAV per share on that date.

The following chart depicts the location of our real estate investments as of September 30, 2026. Approximately 74% of our portfolio is located throughout the United States and approximately 26% is located internationally, based on the Estimated Values.

The following table provides additional information regarding each of our properties, including DST properties, and is presented as of September 30, 2026 except as described in the footnotes below.

Property	Location	Date Acquired	Leasable Square Feet	Percent Leased
Office Investments
Domestic Office
Cottonwood Corporate Center	Salt Lake City, Utah	7/2016	486,443	95%
1015 Half Street	Washington D.C.	5/2021	403,514	82%
Waypoint	Torrance, California	12/2021	146,478	97%
Liberty Station	San Diego, California	1/2022	187,230	96%
1315 N. North Branch	Chicago, Illinois	2/2022	108,267	85%
200 Park Place	Houston, Texas	7/2022	206,943	100%
IBM 500 Campus	Durham, North Carolina	12/2023	773,885	100%
405 Colorado	Austin, Texas	7/2026	205,803	100%
Total Domestic Office			2,518,563	95%

International Office
Worship Square	London, United Kingdom	11/2025	139,639	97%
Total International Office			139,639	97%
Total Office			2,658,202	95%

Industrial Investments
Domestic Industrial
Bassett Technology Park	Santa Clara, California	8/2020	422,591	90%
6000 Schertz	Schertz, Texas	12/2020	1,262,294	100%
900 Patrol Road	Jeffersonville, Indiana	5/2021	1,015,740	100%
I-70 Logistics Center	Columbus, Ohio	8/2023	697,829	100%
Upton Crossing	Wilmington, Massachusetts	5/2025	214,680	100%
Georgia International Trade Center (1)	Rincon, Georgia	5/2025	2,234,636	100%
I-85 Logistics Center	Piedmont, South Carolina	5/2025	408,240	100%
Castings Commerce Center	Columbus, Ohio	8/2026	862,241	96%
Total Domestic Industrial			7,118,251	99%

International Industrial
Fresh Park Venlo	Venlo, Netherlands	10/2018	3,411,813	91%
ABC Westland	The Hague, Netherlands	5/2019	1,777,547	96%
Gdańsk PL II	Gdańsk, Poland	9/2019	346,996	100%
Łódź Urban Logistics	Łódź, Poland	9/2019	387,672	100%
Nexus Barajas (2)	Madrid, Spain	6/2020	717,834	17%	(2)
Wakefield Logistics	Wakefield, United Kingdom	7/2020	207,115	100%
Central City Coventry	Coventry, United Kingdom	3/2022	399,124	100%
Tortona Logistics	Tortona, Italy	12/2024	1,713,518	84%
Diemelstadt Logistics	Diemelstadt, Germany	8/2026	732,040	100%
Total International Industrial			9,693,659	87%
Total Industrial			16,811,910	92%

Residential/Living Investments
Domestic Residential/Living
The Alloy (1)	College Park, Maryland	11/2019	230,362	94%
The Emerson (1)	Centreville, Virginia	1/2020	328,341	90%

Property	Location	Date Acquired	Leasable Square Feet	Percent Leased
Center Place	Providence, Rhode Island	12/2021	242,261	92%
Gables Station (1)	Miami, Florida	8/2022	612,992	98%
EMME	Chicago, Illinois	6/2023	134,908	93%
Diridon West (1)	San Jose, California	1/2024	197,774	95%
Duboce Apartments	San Francisco, California	9/2024	70,511	91%
E2 Apartments (1)	Evanston, Illinois	12/2024	304,041	95%
Runway - Living (3)	Los Angeles, California	9/2025	384,621	97%
Left Bank (1)	Chicago, Illinois	11/2025	345,320	93%
99 West Paces	Atlanta, Georgia	9/2026	377,318	91%
Bishop Arts - Living (3)	Dallas, Texas	9/2026	438,185	91%
Total Domestic Residential/Living			3,666,634	94%

International Residential/Living
Montrose Student Residences	Dublin, Ireland	3/2017	51,649	90%	(4)
Queen’s Court Student Residences	Reading, United Kingdom	10/2017	105,895	85%	(4)
Glasgow West End	Glasgow, United Kingdom	9/2019	232,428	85%	(4)
Total International Residential/Living			389,972	86%
Total Residential/Living			4,056,606	93%

Retail Investments
Domestic Retail
Rookwood (1)	Cincinnati, Ohio	1/2017	594,407	96%
Waverly Place	Cary, North Carolina	6/2022	207,799	90%
Montrose Collective (1)	Houston, Texas	7/2025	189,212	97%
Runway - Retail (3)	Los Angeles, California	9/2025	255,277	91%
Clay Terrace	Carmel, Indiana	12/2025	493,423	95%
Wicker Park	Chicago, Illinois	6/2026	183,308	100%
Design Center of the Carolinas	Charlotte, North Carolina	7/2026	231,762	94%
Bishop Arts - Retail (3)	Dallas, Texas	9/2026	49,146	98%
Total Domestic Retail			2,204,334	95%

International Retail
Junction 27	Leeds, United Kingdom	3/2025	131,136	100%
The Peel Centre	Bracknell, United Kingdom	6/2025	168,342	88%
Junction One	Liverpool, United Kingdom	5/2026	190,878	95%
Total International Retail			490,356	94%
Total Retail			2,694,690	95%

Other Investments(5)
5301 Patrick Henry	Santa Clara, California	2/2021	129,199	100%
Bradley Business Center	Chicago, Illinois	11/2021	468,162	90%
WGN Studios	Chicago, Illinois	11/2021	131,515	100%
Burbank Media Studios (1)	Burbank, California	2/2022	85,285	100%
NE Walker Road (6)	Hillsboro, Oregon	4/2022	212,363	—%
Nashville Self Storage Portfolio (7)	Nashville, Tennessee	7/2022	354,537	86%
Sutter Medical Plaza	Sacramento, California	10/2024	143,210	100%
Total Other			1,524,271	80%

Total for All Investments			27,745,679	92%
(1)Held through our DST Program as of September 30, 2026. See “Note 4 — DST Program” for additional information.
(2)In September 2026, we completed the redevelopment of the Madrid Airport Complex into Nexus Barajas, a three-building, 700,000-square-foot Class A logistics park. We are actively marketing the property for lease and expect it to reach stabilization in mid-2027.
(3)Mixed-use property comprised of a residential/living property and a retail property.
(4)Represents the average projected occupancy for these projects over the 2026/2027 academic year based on leases signed to date. Leases at student housing properties are signed in advance of an academic year and units in our student housing properties are considered occupied if we have a signed lease for the unit for the academic year and have not issued a refund for the unit even if the property is not physically occupied.
(5)Includes properties that do not meet any of the other asset categories. As of September 30, 2026, these properties include a manufacturing research and design campus, a local TV network studio, a self-storage portfolio, and mixed-use facilities.
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
The table below discloses the total returns for the classes of shares that are available for investment:

As of September 30, 2026
Share Class (1)	YTD	1-Year	3-Year	5-Year	ITD
Class I Shares (2)	4.88%	6.67%	5.20%	5.23%	6.48%
Class D Shares (2)	4.68%	6.41%	4.94%	4.96%	6.22%
Class S Shares (No Sales Load) (3)	4.22%	5.77%	4.31%	4.34%	5.52%
Class S Shares (With Sales Load) (4)	0.53%	2.03%	3.08%	3.60%	5.10%
Class T Shares (No Sales Load) (3)	4.10%	5.61%	4.15%	4.18%	5.43%
Class T Shares (With Sales Load) (4)	0.42%	1.88%	2.92%	3.45%	5.00%
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

The table below discloses the total returns for the classes of shares that were sold in the Initial Offering, but are no longer available for investment:

As of September 30, 2026
Share Class (1)	YTD	1-Year	3-Year	5-Year	ITD
Class AX Shares (No Sales Load)	4.88%	6.67%	5.20%	5.23%	7.17%
Class AX Shares (With Sales Load)	N/A	N/A	N/A	N/A	6.15%
Class TX Shares (No Sales Load)	N/A	N/A	N/A	N/A	7.45%
Class TX Shares (With Sales Load)	N/A	N/A	N/A	N/A	6.66%
Class IX Shares (No Sales Load)	N/A	N/A	N/A	N/A	6.89%
Class IX Shares (With Sales Load)	N/A	N/A	N/A	N/A	6.75%
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

Interest rates have been elevated in recent years. To reduce our exposure to continued higher interest rates, we use interest rate contracts on our variable-rate debt. Approximately 75% of our total debt outstanding as of September 30, 2026 has fixed interest rates or has been effectively fixed through the use of interest rate caps. Additionally, we have moderated our use of leverage in recent periods compared to our historical averages to further limit our exposure to higher interest rates.

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

Cash flows from operating activities for the nine months ended September 30, 2026 decreased by $22.5 million compared to the same period in the prior year. We generally expect cash flows from operating activities to increase as we acquire properties and decrease as we sell properties. However, the following factors also contributed to the decrease in the current period:

•We paid a performance participation allocation of $24.8 million to our Advisor during the first quarter of 2026. There were no performance participation allocation payments made in 2025.

•During the nine months ended September 30, 2026, we made $22.7 million of additional payments of interest on our financing obligation in connection with our DST Program.

•During the nine months ended September 30, 2026, cash payments for tenant inducements and leasing commissions were $8.6 million higher than the nine months ended September 30, 2025.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 and 2025, were primarily due to the following:

Nine months ended September 30, 2026
•Payments of $1.1 billion related to the acquisition of ten properties.
•We received net proceeds of $305.9 million, primarily from the sales of the Promenade Shops at Briargate, Eastgate Park and the three U.K. Industrial properties.
•Capital expenditures of $37.0 million at our investment properties.
•Payments of $55.2 million to purchase real estate-related securities. We also received proceeds of $52.1 million from the sale of real estate-related securities.
•Payments of $5.5 million to enter into new interest rate contracts. We received payments of $19.1 million from counterparties in relation to these interest rate contracts.

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

Cash Flows from Financing Activities

Our Offerings

We raised gross proceeds of $346.6 million and $311.7 million from our public offerings during the nine months ended September 30, 2026 and 2025, respectively, excluding proceeds from the distribution reinvestment plan. In addition, during the nine months ended September 30, 2026 and 2025, we redeemed $183.0 million and $178.0 million in shares of our common stock pursuant to our share redemption program, respectively.

In addition to the investing activities described previously, we use proceeds from our Public Offerings to make certain payments to our Advisor, our Dealer Manager and Hines and its affiliates during the various phases of our organization and operation which include, without limitation, payments to our Dealer Manager for selling commissions, dealer manager fees, distribution and stockholder servicing fees and payments to our Advisor for reimbursement of organization and offering costs. During the nine months ended September 30, 2026 and 2025, we made payments of $13.0 million and $12.8 million, respectively, for selling commissions, dealer manager fees, organization and offering costs and distribution and stockholder servicing fees related to our Public Offerings. The change in these fees is generally attributable to the amount of offering proceeds raised, but is also impacted by variations in the amount of each share class sold during the year.

During the nine months ended September 30, 2026 and 2025, we received net offering proceeds of $595.7 million and $559.6 million related to the DST Program, respectively. We held ten properties through the DST Program as of September 30, 2026. In April 2026, we issued 21.1 million OP Units in a non-cash exchange for DST interests related to the 200 Park Place and EMME DSTs.

Distributions

With the authorization of our board of directors, we declared distributions monthly from January 2019 through October 2026 at a gross distribution rate of $0.05208 per month ($0.625 annualized) for each share class less any applicable distribution and stockholder servicing fees. Distributions are made on all classes of the Company’s common stock at the same time. All distributions were or will be paid in cash or reinvested in shares of the Company’s common stock for those participating in our distribution reinvestment plan and have been or will be paid or issued, respectively, on the first business day following the completion of the month to which they relate. Distributions reinvested pursuant to our distribution reinvestment plan were or will be reinvested in shares of the same class as the shares on which the distributions are made. Some or all of the cash distributions may be paid from sources other than cash flows from operations, as described below.

Distributions paid to stockholders and OP Unitholders during the nine months ended September 30, 2026 and 2025 were $153.4 million and $124.5 million, respectively, including those reinvested in shares pursuant to our distribution reinvestment plan. We have not generated and we may continue to be unable to generate sufficient cash flows from operations to fully fund distributions paid. Therefore, some or all of our distributions have been, and may continue to be, paid at least partially from other sources, such as proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from the sales of assets and proceeds from our debt financings. We have not placed a cap on the amount of distributions that may be paid from any of these sources. For example, for the nine months ended September 30, 2026 and September 30, 2025, we funded 30% and 8% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings.

The following table outlines our total distributions declared to stockholders and OP Unitholders for each of the three and nine month periods ended September 30, 2026 and 2025, including the breakout between the distributions declared in cash and those reinvested pursuant to our distribution reinvestment plan (in thousands, except percentages).

	For the Three Months Ended September 30, 2026		For the Three Months Ended September 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$24,843	48%	$19,986	46%
Reinvested in shares	26,405	52%	23,084	54%
Total	$51,248	100%	$43,070	100%
Sources of Distributions
Cash flows from operating activities	$17,130	33%	$19,986	46%
DRP (2)	26,405	52%	23,084	54%
Cash flows from other sources (3)	7,713	15%	—	—%
Total	$51,248	100%	$43,070	100%

	For the Nine Months Ended September 30, 2026		For the Nine Months Ended September 30, 2025
	Amount	Percentage	Amount	Percentage
Distributions
Paid in cash (1)	$70,117	48%	$58,214	46%
Reinvested in shares	77,255	52%	67,428	54%
Total	$147,372	100%	$125,642	100%
Sources of Distributions
Cash flows from operating activities	$25,641	18%	$48,128	38%
DRP (2)	77,255	52%	67,428	54%
Cash flows from other sources (3)	44,476	30%	10,086	8%
Total	$147,372	100%	$125,642	100%
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

Debt Financings

Our portfolio was approximately 33% leveraged as of September 30, 2026 (based on the most recent valuations of our real estate investments) with a weighted average interest rate of 4.15%, including the effect of interest rate hedges. Below is additional information regarding our loan activity for the nine months ended September 30, 2026 and 2025.

Nine months ended September 30, 2026
•We received proceeds from notes payable of $835.5 million, which is primarily related to drawdowns on our JPMorgan Credit Facility, as well as drawdowns on mortgages for some of our 2026 acquisitions.
•We made $647.3 million in payments on notes payable, which were primarily related to payments on our JPMorgan Credit Facility, $106.2 million related to the payoff of mortgage debt at our U.K. Industrial properties and Eastgate Park and principal payments relating to our permanent mortgage financing.
•We received net proceeds of $595.7 million from our financing obligations related to our DST Program, as described more fully in Note 4 - DST Program. We made payments of $2.4 million related to those financing obligations.

Nine months ended September 30, 2025
•We received proceeds from notes payable of $1.7 billion, which is due to $1.4 billion in draws on our JPMorgan Credit Facility and approximately $245 million in proceeds from our Private Placement. See Note 5—Debt Financing for more information.
•We made payments on notes payable of $1.2 billion, which included $1.2 billion in payments on our JPMorgan Credit Facility, $16.2 million in payments related to the payoff of the mortgage related to Maintal Logistics as a result of the sale of the property and principal payments relating to our permanent mortgage financing.

Results of Operations

Three Months Ended September 30, 2026 compared to the Three Months Ended September 30, 2025

The table below includes information regarding changes in our results of operations for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in the current period as a result of significant additional investments in real estate. All amounts are in thousands, except for percentages:

	Three Months Ended September 30,		Change
	2026	2025	$	%
Revenues:
Rental revenue	$131,261	$102,796	$28,465	28%
Other revenue	5,897	3,780	2,117	56%
Total revenues	137,158	106,576	30,582	29%
Expenses:
Property operating expenses	54,545	41,364	13,181	32%
Depreciation and amortization	53,666	37,892	15,774	42%
Asset management fees	13,423	10,735	2,688	25%
Performance participation allocation	9,849	4,997	4,852	97%
General and administrative expenses	1,812	2,232	(420)	(19)%
Total expenses	133,295	97,220	36,075	37%
Income (loss) before other income (expenses)	3,863	9,356	(5,493)
Other income (expenses):
Gain (loss) on derivative instruments	5,913	1,762	4,151	236%
Gain (loss) on investments in real estate-related securities	(12,850)	5,230	(18,080)	(346)%
Gain (loss) on sale of real estate	24,212	—	24,212	*N/A
Foreign currency gains (losses)	859	(878)	1,737	(198)%
Interest expense	(48,283)	(39,739)	(8,544)	22%
Other income and expenses	3,409	4,550	(1,141)	(25)%
Income (loss) before benefit (provision) for income taxes	(22,877)	(19,719)	(3,158)	16%
Benefit (provision) for income taxes	101	(429)	530	(124)%
Net income (loss)	$(22,776)	$(20,148)	$(2,628)	13%
*Not a meaningful percentage

Total revenues: The increase in total revenues is primarily the result of our significant acquisition activity. For example, from July 1, 2025 through September 30, 2026, we invested over $2.3 billion in 16 real estate investments. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
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

Performance participation allocation: Through its ownership of the special limited partner interest in the Operating Partnership, the Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return, subject to investors earning a 5% total return annually. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. The increase in the amount accrued during the current period compared to the same period in the previous year is primarily due to changes in our NAV per share during the periods. Please see “— NAV and Distributions” above for additional information concerning the change in NAV per share.
Gain (loss) on derivative instruments: We enter into interest rate contracts in order to limit our exposure to rising interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. Gains and losses on such interest rate hedges primarily relate to the position of our interest rate contracts compared to the stabilizing interest rate curves during the periods, and include the effect of $6.0 million and $6.5 million in payments received from counterparties during the three months ended September 30, 2026 and 2025, respectively.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains and losses related to securities sold during the year and unrealized gains and losses based on values determined on a recurring basis. Interest and dividend income associated with such investments are recorded to other income and expenses, as discussed below. The losses recorded during the three months ended September 30, 2026 were primarily due to REIT common equities, which continue to experience volatility due to surging U.S. equity markets and changing interest rate expectations.
Gain (loss) on sale of real estate: Related to the sale of three U.K. Industrial properties in July 2026 and Eastgate Park in August 2026.
Interest expense: Interest expense increased primarily due to our financing obligations in connection with our DST Program and additional indebtedness outstanding during the period resulting from our significant acquisition activity, as described above. Interest expense recorded for the three months ended September 30, 2026 includes $18.6 million in interest expense related to our financing obligation in connection with our DST Program, compared to $13.4 million in the prior year. Additionally, interest expense for the three months ended September 30, 2026 and 2025 excludes $6.0 million and $6.5 million, respectively, earned in relation to payments from counterparties on effective interest rate contracts, which have been recorded to gain (loss) on derivative instruments.
Other income and expenses: Other income and expenses primarily relates to interest and dividend income associated with our investments in real estate-related securities, as well as dividend income received related to our unsold interests in the DST offerings. The decrease is primarily due to the decrease in dividends for unsold interests received with respect to our DST offerings in the three months ended September 30, 2026 compared to the three months ended September 30, 2025.

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned and operated for the full periods presented. Same-store properties for the three months ended September 30, 2026 includes 44 properties.

The following table presents a comparison of revenues by reportable segment for the three months ended September 30, 2026 and 2025. In total, revenues increased by $30.6 million, resulting primarily from our recent acquisition activity, as described previously. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Three months ended September 30,		Change
	2026	2025	$		%
Revenues
Same-store properties
Office investments	$19,883	$19,476	$407		2%
Industrial investments	31,587	30,342	1,245		4%
Residential/Living investments	29,117	28,764	353		1%
Retail investments	8,906	9,352	(446)		(5)%
Other investments	7,423	9,094	(1,671)	(1)	(18)%
Total same-store properties	$96,916	$97,028	$(112)		—%
Recent acquisitions	39,065	4,278	34,787		813%
Disposed properties	1,090	5,270	(4,180)		(79)%
Redeveloped properties	87	—	87		*N/A
Total revenues	$137,158	$106,576	$30,582		29%
*Not a meaningful percentage
(1)The decrease is primarily attributable to the expiration of a tenant’s lease in December 2025 at NE Walker Road. The property is currently vacant, but the Company is evaluating options for the re-leasing of the property and/or sale. Rental revenues were further decreased due to rent concessions at Bradley Business Center to secure new leasing activity.
The following table presents a comparison of the property operating expenses of each reportable segment for the three months ended September 30, 2026 and 2025. Property operating expenses include the ongoing costs of maintaining our properties. These essential, routine expenses are necessary to ensure the property remains functional and in good condition. Examples of property operating expenses include property taxes, property management fees, insurance, utilities, repairs and maintenance, legal and professional fees, salaries and wages of property management personnel, advertising costs and other miscellaneous services and costs.

In total, property operating expenses increased as a result of our recent acquisition activity, as previously described. All amounts are in thousands, except for percentages.

	Three months ended September 30,		Change
	2026	2025	$		%
Property operating expenses
Same-store properties
Office investments	$6,739	$6,836	$(97)		(1)%
Industrial investments	9,815	9,631	184		2%
Residential/Living investments	16,713	14,613	2,100	(1)	14%
Retail investments	3,471	3,731	(260)		(7)%
Other investments	2,798	2,823	(25)		(1)%
Total same-store properties	$39,536	$37,634	$1,902		5%
Recent acquisitions	14,471	1,765	12,706		720%
Disposed properties	344	1,856	(1,512)		(81)%
Redeveloped properties	194	109	85		78%
Total property operating expenses	$54,545	$41,364	$13,181		32%
*Not a meaningful percentage

(1)The increase is primarily due to increases in annual property taxes at several of our properties in addition to property tax rebates received in the prior year.

The following table presents a comparison of revenues in excess of property operating expenses by reportable segment for the three months ended September 30, 2026 and 2025. Total revenues in excess of property operating expenses increased primarily as a result of our recent acquisition activity, as previously described. See above for additional explanations of notable changes in same-store revenues in excess of property operating expenses. All amounts below are in thousands, except for percentages.

	Three months ended September 30,		Change
	2026	2025	$		%
Revenues in excess of property operating expenses
Same-store properties
Office investments	$13,144	$12,640	$504		4%
Industrial investments	21,772	20,711	1,061		5%
Residential/Living investments	12,404	14,151	(1,747)	(1)	(12)%
Retail investments	5,435	5,621	(186)		(3)%
Other investments	4,625	6,271	(1,646)	(2)	(26)%
Total same-store properties	$57,380	$59,394	$(2,014)		(3)%
Recent acquisitions	24,594	2,513	22,081		879%
Disposed properties	746	3,414	(2,668)		(78)%
Redeveloped properties	(107)	(109)	2		(2)%
Total revenues in excess of property operating expenses	$82,613	$65,212	$17,401		27%
*Not a meaningful percentage

(1)Primarily due to the increase in operating expenses as explained above.
(2)Primarily due to the decrease in rental revenues at NE Walker Road and Bradley Business Center, as explained above. Please refer to the tables above for further detail regarding these changes.

Nine Months Ended September 30, 2026 compared to the Nine Months Ended September 30, 2025

The table below includes information regarding changes in our results of operations for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, including explanations for significant changes and any significant or unusual activity. As described more completely below, most amounts increased in the current period as a result of significant additional investments in real estate. All amounts are in thousands, except for percentages:

	Nine Months Ended September 30,		Change
	2026	2025	$	%
Revenues:
Rental revenue	$380,892	$290,052	$90,840	31%
Other revenue	18,916	11,273	7,643	68%
Total revenues	399,808	301,325	98,483	33%
Expenses:
Property operating expenses	156,666	113,751	42,915	38%
Depreciation and amortization	159,788	107,341	52,447	49%
Asset management fees	37,889	28,740	9,149	32%
Performance participation allocation	21,623	17,697	3,926	22%
General and administrative expenses	5,874	5,609	265	5%
Total expenses	381,840	273,138	108,702	40%
Income (loss) before other income (expenses)	17,968	28,187	(10,219)
Other income (expenses):
Gain (loss) on extinguishment of financing obligations, net	8,277	—	8,277	*N/A
Gain (loss) on derivative instruments	12,689	(45)	12,734	*N/A
Gain (loss) on investments in real estate-related securities	6,419	(37)	6,456	*N/A
Gain (loss) on sale of real estate	86,089	149,639	(63,550)	(42)%
Foreign currency gains (losses)	5,306	10,878	(5,572)	(51)%
Interest expense	(147,153)	(110,172)	(36,981)	34%
Other income and expenses	17,986	15,051	2,935	20%
Income (loss) before benefit (provision) for income taxes	7,581	93,501	(85,920)	(92)%
Benefit (provision) for income taxes	(86)	(1,315)	1,229	(93)%
Provision for income taxes related to sale of real estate	—	(23,333)	23,333	(100)%
Net income (loss)	$7,495	$68,853	$(61,358)	(89)%
* Not a meaningful percentage
Total revenues: The increase in total revenues is primarily the result of our significant acquisition activity. For example, from July 1, 2025 through September 30, 2026, we invested over $2.3 billion in 16 additional real estate investments. Please refer to our “Same-Store Analysis” below for additional discussion on the results of operations of our same-store properties.
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
Asset management fees: Asset management fees are charged based on the aggregate valuation of our real estate investments, as most recently determined in connection with the determination of our NAV per share. The increase in these fees is primarily due to the additional real estate investments made since October 1, 2025.

Performance participation allocation: Through its ownership of the special limited partner interest in the Operating Partnership, the Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return, subject to investors earning a 5% total return annually. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. The increase in the amount accrued during the current period compared to the same period in the previous year is primarily due to changes in our NAV per share during the periods. Please see “— NAV and Distributions” above for additional information concerning the change in NAV per share.
Gain (loss) on extinguishment of financing obligations, net: Includes a $8.3 million net gain related to the exercise of the repurchase option for two properties in our DST Program.
Gain (loss) on derivative instruments: We enter into interest rate contracts in order to limit our exposure to rising interest rates on our variable interest rate borrowings as well as foreign currency forward contracts as economic hedges against the variability of foreign exchange rates. Gains and losses on such interest rate hedges primarily related to the position of our interest rate contracts as a result of rising interest rates during both periods, and include the effect of $18.9 million and $19.7 million in payments received from counterparties during the nine months ended September 30, 2026 and 2025, respectively.
Gain (loss) on investments in real estate-related securities: We hold investments in real estate-related securities, which consist of common equities, preferred equities and debt investments of publicly traded REITs. These amounts include realized gains and losses related to securities sold during the year and unrealized gains and losses based on values determined on a recurring basis. Interest and dividend income associated with such investments are recorded to other income and expenses, as discussed below. Due to the recent performance of REIT common equities, we recorded gains during the nine months ended September 30, 2026 which offset losses recorded earlier in the year.
Gain (loss) on sale of real estate: Related to the sale of the Promenade Shops at Briargate in February 2026, three U.K. Industrial properties in July 2026, Eastgate Park in August 2026 and Maintal Logistics in February 2025.
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
Interest expense: Interest expense increased primarily due to our financing obligations in connection with our DST Program and additional indebtedness outstanding during the period resulting from our significant acquisition activity, as described above. Interest expense recorded for the nine months ended September 30, 2026 includes $58.1 million related to our financing obligation in connection with our DST Program compared to $35.4 million in the nine months ended September 30, 2025. Additionally, interest expense recorded for the nine months ended September 30, 2026 and 2025 excludes $18.9 million and $19.7 million, respectively, earned in relation to payments from counterparties on effective interest rate contracts, which have been recorded to gain (loss) on derivative instruments.
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

Same-Store Analysis

We evaluate our consolidated results of operations on a same-store basis, which allows us to analyze our property operating results excluding the effects of acquisitions and dispositions during the periods under comparison. Properties in our portfolio are considered same-store if they were owned and operated for the full periods presented. Same-store properties for the nine months ended September 30, 2026 includes 39 properties.

The following table presents a comparison of revenues by reportable segment for the nine months ended September 30, 2026 and 2025. In total, revenues increased by $98.5 million, resulting primarily from our recent acquisition activity, as described previously. See below for additional explanations regarding notable changes in same-store revenues. All amounts are in thousands, except for percentages.

	Nine Months Ended September 30,		Change
	2026	2025	$		%
Revenues
Same-store properties
Office investments	$60,124	$61,083	$(959)		(2)%
Industrial investments	76,770	70,221	6,549	(1)	9%
Residential/Living investments	90,101	89,243	858		1%
Retail investments	18,676	18,711	(35)		—%
Other investments	23,794	27,513	(3,719)	(2)	(14)%
Total same-store properties	$269,465	$266,771	$2,694		1%
Recent acquisitions	120,460	17,788	102,672		577%
Disposed properties	8,241	16,750	(8,509)		(51)%
Redeveloped properties	1,642	16	1,626	(3)	*N/A
Total revenues	$399,808	$301,325	$98,483		33%
* Not a meaningful percentage

(1)The increase is primarily due to an increase in rental revenues driven by improvements in occupancy, rental rates and operating recoveries at both of our industrial properties in the Netherlands. Additionally, rental revenues increased at Tortona Logistics following the addition of a new building in March 2026.
(2)The decrease is attributable to the expiration of a tenant’s lease in December 2025 at NE Walker Road. The property is currently vacant, but the Company is evaluating options for the re-leasing of the property and/or sale. Additionally, reduced leasing activity at Bradley Business Center contributed to the decrease, partially offset by increased operating recoveries at another property.
(3)The increase is due to our redevelopment project at Nexus Barajas, formerly referred to as Madrid Airport Complex, which was closed in January 2024 to begin redevelopment and reopened in September 2026.

The following table presents a comparison of the property operating expenses of each reportable segment for the nine months ended September 30, 2026 and 2025. Property operating expenses include the ongoing costs of maintaining our properties. These essential, routine expenses are necessary to ensure the property remains functional and in good condition. Examples of property operating expenses include property taxes, property management fees, insurance, utilities, repairs and maintenance, legal and professional fees, salaries and wages of property management personnel, advertising costs and other miscellaneous services and costs.

In total, property operating expenses increased as a result of our significant acquisition activity, as previously described. See below for additional explanations of notable changes in same-store property operating expenses. All amounts are in thousands, except for percentages.

	Nine Months Ended September 30,		Change
	2026	2025	$		%
Property operating expenses
Same-store properties
Office investments	$20,181	$19,500	$681		3%
Industrial investments	27,612	26,033	1,579	(1)	6%
Residential/Living investments	43,610	42,592	1,018	(2)	2%
Retail investments	7,290	7,068	222		3%
Other investments	8,983	8,055	928	(3)	12%
Total same-store properties	$107,676	$103,248	$4,428		4%
Recent acquisitions	46,081	5,129	40,952		798%
Disposed properties	2,537	5,071	(2,534)		(50)%
Redeveloped properties	372	303	69		23%
Total property operating expenses	$156,666	$113,751	$42,915		38%
* Not a meaningful percentage

(1)The increase is primarily due to increased operating expenses resulting from higher occupancy at both of our industrial properties in the Netherlands.
(2)The increase is primarily due to increases in annual property taxes at several of our properties in addition to property tax rebates received in the prior year.
(3)The increase is primarily driven by an increase in taxes at several of our properties, as well as an increase in non-recoverable operating expenses as a result of the expiration of a tenant’s lease in December 2025 at NE Walker Road. The property is currently vacant.

The following table presents a comparison of revenues in excess of property operating expenses by reportable segment for the nine months ended September 30, 2026 and 2025. Total revenues in excess of property operating expenses increased primarily as a result of our recent acquisition activity, as previously described. See above for additional explanations of notable changes in same-store revenues in excess of property operating expenses. All amounts below are in thousands, except for percentages.

	Nine Months Ended September 30,		Change
	2026	2025	$		%
Revenues in excess of property operating expenses
Same-store properties
Office investments	$39,943	$41,583	$(1,640)		(4)%
Industrial investments	49,158	44,188	4,970	(1)	11%
Residential/Living investments	46,491	46,651	(160)		—%
Retail investments	11,386	11,643	(257)		(2)%
Other investments	14,811	19,458	(4,647)	(2)	(24)%
Total same-store properties	$161,789	$163,523	$(1,734)		(1)%
Recent acquisitions	74,379	12,659	61,720		488%
Disposed properties	5,704	11,679	(5,975)		(51)%
Redeveloped properties	1,270	(287)	1,557	(3)	(543)%
Total revenues in excess of property operating expenses	$243,142	$187,574	$55,568		30%
* Not a meaningful percentage

(1)The increase is primarily due to increased rental revenues and increased operating expenses resulting from higher occupancy at both of our industrial properties in the Netherlands as described above.
(2)Primarily due to the decrease in rental revenues at NE Walker Road and Bradley Business Center, as explained above. Please refer to the tables above for further detail regarding these changes.
(3)Due to an increase in revenues at our redevelopment project at Nexus Barajas, as described above. Please refer to the tables above for further detail regarding these changes.

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

The following section presents our calculation of FFO attributable to common stockholders and provides additional information related to our operations for the three and nine months ended September 30, 2026 and 2025 and the period from inception through September 30, 2026 (in thousands, except per share amounts). As we are in the capital raising and acquisition phase of our operations, FFO may not be useful in comparing operations for the periods presented below. We expect revenues and expenses to increase in future periods as we raise additional offering proceeds and use them to make additional real estate investments.

	Three months ended September 30,		Nine months ended September 30,		Period from July 31, 2013 (date of inception) through September 30, 2026
	2026	2025	2026	2025
Net income (loss)	$(22,776)	$(20,148)	$7,495	$68,853	$(102,200)
Depreciation and amortization (1)	53,666	37,892	159,788	107,341	996,081
Impairment losses	—	—	—	—	3,873
Gain on sale of real estate	(24,212)	—	(86,089)	(149,639)	(412,045)
Taxes related to sale of real estate	—	—	—	23,333	33,969
(Gain) loss on securities (2)	12,850	(5,230)	(6,419)	37	(14,526)
Adjustments for noncontrolling interests (3)	—	—	—	—	117
Funds From Operations attributable to common stockholders	$19,528	$12,514	$74,775	$49,925	$505,269
Diluted income (loss) per common share	$(0.07)	$(0.07)	$0.02	$0.25	$(0.81)
Funds From Operations attributable to common stockholders per common share — diluted	$0.06	$0.04	$0.23	$0.18	$4.01
Weighted average shares outstanding — diluted	340,428	286,955	326,750	279,597	126,112

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

Set forth below is additional information, which may be helpful in assessing our operating results:

•As of December 6, 2017, through its ownership of the special limited partner interest in the Operating Partnership, our Advisor is entitled to an annual performance participation allocation of 12.5% of the Operating Partnership’s total return subject to the Company earning a 5% total return annually, after considering the effect of any losses carried forward from the prior year. The performance participation allocation accrues monthly and is payable after the completion of each calendar year. We do not consider the performance participation allocation in evaluating our operating performance. For the three and nine months ended September 30, 2026 we incurred $9.8 million and $21.6 million in performance participation allocation fees, respectively. For the three and nine months ended September 30, 2025 we incurred $5.0 million and $17.7 million in performance participation allocation fees, respectively. Total performance participation allocation fees incurred were $103.9 million from inception through September 30, 2026. Refer to Note 9—Related Party Transactions for more information on the performance participation allocation.
•For the three and nine months ended September 30, 2026, we recorded noncash adjustments primarily related to amortization of out-of-market lease intangibles, lease incentives and deferred financing costs, straight-line rent adjustments, deferred income taxes and payments related to our financing obligation in connection with our DST Program, which increased net income (loss) by $4.2 million and $19.4 million, respectively. For the three and nine months ended September 30, 2025, these adjustments increased net income (loss) by $4.0 million and $9.3 million, respectively. Total of such adjustments from inception through September 30, 2026 amounted to a net increase to net income (loss) of $84.4 million.
•We recorded noncash adjustments related to derivative instruments and foreign currencies, which increased net income (loss) for the three months ended September 30, 2026 by approximately $0.8 million, and reduced net income (loss) for the nine months ended September 30, 2026 by approximately $0.9 million. These adjustments reduced net income (loss) for the three and nine months ended September 30, 2025 by approximately $5.6 million and $8.1 million, respectively. The total of such adjustments from inception through September 30, 2026 reduced net income (loss) by $62.3 million.
As noted previously, our cash flows from operations have been and may continue to be insufficient to fund distributions to stockholders. We may continue to choose to use proceeds from the issuance of shares pursuant to our distribution reinvestment plan, proceeds from the sales of assets and proceeds from our debt financings to fund distributions to our stockholders. For example, for the nine months ended September 30, 2026 and 2025, we funded 30% and 8% of total distributions with cash flows from other sources, respectively, which may include cash flows from investing activities, such as proceeds from the sale of assets or cash flows from financing activities, such as proceeds from our debt financings. We have not placed a cap on the amount of distributions that may be paid from any of these sources.
From inception through September 30, 2026, we declared $967.0 million of distributions to our stockholders, compared to our total aggregate FFO of $505.3 million and our total aggregate net loss of $102.2 million for that period. For the nine months ended September 30, 2026, we declared $147.4 million of distributions to our stockholders compared to our total aggregate FFO of $74.8 million. For the nine months ended September 30, 2025, we declared $125.6 million of distributions to our stockholders compared to our total aggregate FFO of $49.9 million.

Net Asset Value

Our board of directors has appointed a valuation committee comprised of independent directors, which we refer to herein as the valuation committee, to be responsible for the oversight of the valuation process. The valuation committee has adopted a valuation policy, as approved by our board of directors, and as amended from time to time, that contains a comprehensive set of methodologies to be used in connection with the calculation of our NAV. Our most recent NAV per share for each share class, which is updated as of the last calendar day of each month, is posted on our website at hinesglobalincometrust.com and is also available on our toll-free information line at (888) 220-6121. All parties engaged by us in the calculation of our NAV, including our Advisor, are subject to the oversight of our valuation committee. Generally, all of our real properties are appraised once each calendar year by third party appraisal firms in accordance with our valuation guidelines and such appraisals are reviewed by Altus Group U.S. Inc., or Altus, the independent valuation advisor we have engaged to prepare appraisal reviews and carry out a review of the calculation of the NAV for the Company. Altus reviewed the calculation of the new NAV per share of our common stock as of September 30, 2026, as set forth below.

The table below sets forth the calculation of our NAV per share of each class of shares of our common stock as of September 30, 2026 (the NAV per share is the same for each class of shares of our common stock):

September 30, 2026
Gross Amount
(in thousands, except per share amount)
Investments in real estate	$7,292,581
Investments in real estate-related securities	181,617
Cash, cash equivalents and restricted cash	195,564
Accounts receivable and other assets	71,404
DST financing obligation	(1,652,787)
Mortgage notes, term loans and revolving credit facilities	(2,540,396)
Accrued performance participation allocation	(21,623)
Payables and other liabilities	(167,873)
NAV	$3,358,487
Shares / OP Units outstanding	341,970
NAV per common share / OP Unit outstanding	$9.82
The valuations of our real properties as of September 30, 2026 were reviewed by Altus in accordance with our valuation procedures. Certain key assumptions that were used in the discounted cash flow analysis, which were determined by our Advisor and reviewed by Altus, are set forth in the following table based on weighted-averages by property type. However, the table below excludes assumptions related to properties acquired in the past 12 months since the acquisition cost of these properties will serve as their value for a period of up to one year following their acquisition, in accordance with our valuation policy.

	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Basis
Capitalization rate	6.96%	5.66%	6.33%	5.55%	6.47%	5.93%
Discount rate / internal rate of return (“IRR”)	8.39%	7.11%	7.88%	7.05%	8.11%	7.41%
Average holding period (years)	8.6	9.1	9.5	9.6	8.5	9.2

A change in the rates used would impact the calculation of the value of our real properties. For example, assuming all other factors remain constant, the changes listed below would result in the following effects on the value of our real properties:

Input	Hypothetical Change	Office	Industrial	Retail	Residential/Living	Other	Weighted-Average Values
Capitalization rate (weighted-average)	0.25% decrease	2.42%	3.05%	2.66%	2.84%	2.48%	2.81%
	0.25% increase	(2.11)%	(3.11)%	(2.32)%	(2.72)%	(2.26)%	(2.70)%
Discount rate (weighted-average)	0.25% decrease	1.97%	1.78%	1.73%	1.87%	1.86%	1.83%
	0.25% increase	(1.86)%	(1.74)%	(1.62)%	(1.88)%	(1.79)%	(1.79)%

The following table reconciles stockholders’ equity and noncontrolling interests per our condensed consolidated balance sheet to our NAV as of September 30, 2026:

September 30, 2026
Gross Amount
(in thousands)
Total equity	$2,244,027
Adjustments:
Accrued distribution and stockholder servicing fees and issuer costs (1)	47,999
Unrealized net appreciation of real estate investments and debt (2)	439,453
Accumulated depreciation and amortization (3)	659,430
Other adjustments (4)	(32,422)
Net asset value	$3,358,487
(1)    Our condensed consolidated balance sheet as of September 30, 2026 includes a liability of $47.4 million related to distribution and stockholder servicing fees payable to our Dealer Manager in future periods with respect to shares of its common stock. The NAV per share as of September 30, 2026 does not include any liability for distribution and stockholder servicing fees that may become payable after September 30, 2026, since these fees may not ultimately be paid in certain circumstances, including if Hines Global was liquidated or if there was a listing of our common stock.
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

Related Party Transactions and Agreements

We have entered into agreements with our Advisor, our Dealer Manager and Hines and its affiliates, whereby we pay certain fees and reimbursements to these entities during the various phases of our organization and operation. Relating to organization and offering stage, these include payments to our Dealer Manager for selling commissions, the dealer manager fee, distribution and stockholder servicing fees, and payments to our Advisor for reimbursement of organization and offering costs. Relating to acquisition and operational stages, these include payments for certain services related to the management and performance of our investments and operations provided to us by our Advisor and Hines and its affiliates pursuant to various agreements we have entered into with these entities. The Advisor, the Dealer Manager and its affiliates are also affiliates of Hines, which is wholly owned, indirectly, by, or for the benefit of, Jeff Hines, our Chief Executive Officer and Chairman of the board of directors, who shares control of our Advisor with Laura Hines-Pierce, who is also on our board of directors. See Note 9—Related Party Transactions in Item 1 of this Quarterly Report on Form 10-Q, as well as Note 9—Related Party Transactions in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information concerning our related party transactions and agreements.

Subsequent Events

DST Program

In October 2026, the Company issued 13.1 million OP Units in connection with the exercise by the Operating Partnership of its fair market value purchase option to acquire the beneficial interest in The Emerson, one of the properties that had been held through the DST Program.

*****

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we believe that interest rate risk and currency risk are the primary market risks to which we are exposed. As of September 30, 2026, we were exposed to the market risks described below.

Interest Rate Risk

We are exposed to the effects of interest rate changes primarily as a result of debt used to invest in our real estate investment portfolio and operations. We use interest rate hedges in connection with our variable rate debt in order to limit our exposure to rising interest rates. We had $2.1 billion of variable-rate debt outstanding as of September 30, 2026. We have fixed the interest rates on $1.5 billion of our variable-rate debt outstanding through the use of interest rate contracts that are effective as of September 30, 2026. The remaining $636.3 million of our outstanding variable-rate debt is unhedged. If interest rates were to increase by 1%, we would incur an additional $6.4 million in interest expense on our debt. See Note 5—Debt Financing in the Notes to the Condensed Consolidated Financial Statements for more information concerning our outstanding debt and our interest rate exposure.

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

	Reduction in Book Value as of September 30, 2026	Reduction in Net Income (Loss) for the Nine months ended September 30, 2026
EUR	$33,001	$218
GBP	$30,100	$1,714

(1) Our real estate assets in Poland were purchased in Euros and we expect that when we dispose of these assets, the sale transactions will also be denominated in Euros. Accordingly, we do not expect to have Polish zloty exposure upon disposition.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Controls

No changes have occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time in the ordinary course of business, we or our subsidiaries may become subject to legal proceedings, claims or disputes. As of November 13, 2026, neither we nor any of our subsidiaries were a party to any material pending legal proceedings.

Item 1A.  Risk Factors

As of September 30, 2026, except as set forth below, there have been no material changes to the risk factors previously disclosed in response to “Part I - Item 1A. ‘Risk Factors’” in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026.

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

DST Properties may later be reacquired through exercise of the FMV Option granted to our Operating Partnership. In such cases, the investors who become limited partners in the Operating Partnership (the “DST Investors”) will generally remain tied to the applicable DST Property in terms of basis and built in gain. As a result, if the applicable DST Property is subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code, then tax will be triggered on the DST Investors’ built in gain. Although we are not contractually obligated to do so, we may seek to execute a 1031 exchange in such situations rather than trigger gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to the DST Investors with similar considerations if such replacement property ever is sold. As a result of these factors, placing properties into the DST Program may limit our ability to access liquidity from such properties or replacement properties through sale without triggering taxes due to the built in gain tied to DST Investors. Such reduced liquidity could impair our ability to utilize cash proceeds from sales or for other purposes such as paying down debt, paying distributions, funding redemptions or making additional investments. If we are unable to fund redemptions, our board of directors may determine to suspend our share redemption program until we are able to generate sufficient liquidity to satisfy redemption requests.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On July 20, 2026, August 18, 2026 and September 17, 2026, we sold 131,268, 22,930 and 13,596 Class I shares of our common stock, respectively (collectively, the "Private Placement Shares"), in a private placement conducted pursuant to the exemption provided by Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder. The Private Placement Shares were sold at a price of $9.78 per share, $9.83 per share and $9.83 per share, respectively, the most recently determined NAV per share at the time of the sale, for an aggregate price of approximately $1,283,800, $225,400 and $133,650, respectively.

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

Period	Total Number of Shares Redeemed	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans of Programs	Maximum Number of Shares that May Yet be Redeemed Under the Plans or Programs(1)
July 1, 2026 to July 31, 2026	2,316,800	$9.81	2,316,800	3,947,055
August 1, 2026 to August 31, 2026	2,478,965	$9.78	2,478,965	4,247,804
September 1, 2026 to September 30, 2026	2,062,596	$9.83	2,062,596	4,719,255
Total	6,858,361		6,858,361

(1)Amount provided represents the 2% Monthly Limitation which can be further limited by the 5% Quarterly Limitation. See the description of the share redemption program above for a description of the limitations on the number of shares that may be redeemed pursuant to the share redemption program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, no director or executive officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HINES GLOBAL INCOME TRUST, INC.

November 13, 2026	By:	/s/ Jeffrey C. Hines
Jeffrey C. Hines
Chief Executive Officer and
Chairman of the Board of Directors

November 13, 2026	By:	/s/ J. Shea Morgenroth
J. Shea Morgenroth
Chief Financial Officer